Form 10QSB
period 2000-09-30
BROOKE CORP
filed 2000-11-14
CIK 834408

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number__________

                               BROOKE CORPORATION
                               ------------------
        (Exact name of small business issuer as specified in its charter)

           Kansas                                    48-1009756
           ------                                    ----------
(State or other jurisdiction of         (I.R.S. employer identification number)
incorporation or organization)

            10895 Grandview Drive, Suite 250, Overland Park, KS 66210
            ---------------------------------------------------------
                    (Address of principal executive offices)

                    Issuer's telephone number: (913) 661-0123

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No _X_

     As of September 30, 2000, there were 692,768 shares of the registrant's sole class of common stock outstanding.

     Transitional Small Business Disclosure Format Yes No |X|

                               BROOKE CORPORATION

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements................................................2
           Consolidated Balance Sheets.......................................2
           Consolidated Statements of Income.................................3
           Consolidated Statements of Change
           In Stockholder's Equity...........................................4
           Consolidated Statements of Cash Flow..............................5
           Notes to Consolidated Financial Statements........................6
Item 2 -  Management's discussion and Analysis or Plan of Operation.........16

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings..................................................17
Item 2 - Changes In Securities..............................................17
Item 3 - Default upon Senior Securities.....................................18
Item 4 - Submission of Matters to a Vote of Security Holders................18
Item 5 - Other Information..................................................18
Item 6 - Exhibits and Reports On Form 8-K...................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                               BROOKE CORPORATION
                           Consolidated Balance Sheets
                                   (unaudited)
                           SEPTEMBER 30, 2000 AND 1999

                                     ASSETS

                                                           2000         1999
                                                           ----         ----
 Current Assets
    Cash                                             $ 1,146,217    $ 2,447,431
    Accounts and notes receivable, net                 3,170,221      1,866,394
    Note receivable, parent company                      209,816         72,950
    Other receivables                                    320,964        118,183
    Securities                                             1,198          1,198
    Prepaid expenses                                     190,562         39,223
                                                     -----------    -----------
      Total Current Assets                             5,038,978      4,545,379
                                                     -----------    -----------
INVESTMENT IN AGENCIES                                   316,520        316,520
                                                     -----------    -----------
PROPERTY AND EQUIPMENT
    Cost                                               2,264,952      1,776,253
    Less: Accumulated depreciation                    (1,489,837)      (987,605)
                                                     -----------    -----------
      Net Property and Equipment                         775,115        788,648
                                                     -----------    -----------
OTHER ASSETS
    Excess of cost over fair value of
        net assets                                     1,776,328        644,828
    Less: Accumulated amortization                      (140,894)       (77,902)
    Prepaid commission guarantee                          78,035        117,902
    Covenants not to compete                              19,600         37,990
    Goodwill                                               6,009         10,802
    Prepaid finders fee                                   14,974             --
    Deferred tax asset                                   348,700        293,859
                                                     -----------    -----------
      Net Other Assets                                 2,102,752      1,027,479
                                                     -----------    -----------
TOTAL ASSETS                                         $ 8,233,365    $ 6,678,026
                                                     ===========    ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                 $   199,654    $   788,799
    Premiums payable to insurance companies            1,396,085      1,147,747
    Current maturities of long-term debt               2,386,184        429,208
                                                     -----------    -----------

      Total Current Liabilities                        3,981,923      2,365,754

LONG-TERM DEBT                                         3,893,482      3,616,796
                                                     -----------    -----------

TOTAL LIABILITIES                                      7,875,405      5,982,550
                                                     -----------    -----------

STOCKHOLDERS' EQUITY
    Common stock, $1 par value, 1,485,000
      shares authorized, 704,018 shares
      outstanding                                        704,018        704,018
    Preferred stock, $75 par value,
      15,000 shares authorized, 781 shares
      outstanding                                         58,600         58,600
    Less: Treasury stock, 11,050 shares
        at cost                                          (39,500)       (39,500)
    Additional paid-in capital                         1,063,702      1,063,702
    Retained earnings                                 (1,428,860)    (1,091,344)
                                                     -----------    -----------

      Total Stockholders' Equity                         357,960        695,476
                                                     -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 8,233,365    $ 6,678,026
                                                     ===========    ===========
--------------------------------------------------------------------------------
See accompanying notes to financial statements and independent accountants' review report.

                               BROOKE CORPORATION
                        Consolidated Statements Of Income
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                   2000              1999
                                                   ----              ----
 Operating Income
      Insurance commissions                      $ 9,551,920       $ 6,566,708
      Interest income                              1,209,639           593,459
      Less: Participating interest expense        (1,090,688)         (507,074)
      Gain (loss) on sale of inventory               (58,500)          237,060
                                                -------------   ---------------
          Total Operating Income                   9,612,371         6,890,153
                                                -------------   ---------------
 OPERATING EXPENSES
      Commissions expense                          6,550,720         4,261,010
      Payroll expense                              1,626,622         1,369,706
      Depreciation and amortization                  313,642           254,748
      Other operating expenses                     1,068,839           642,852
                                                -------------   ---------------
          Total Operating Expenses                 9,559,823         6,528,316
                                                -------------   ---------------
 INCOME FROM OPERATIONS                               52,548           361,837
                                                -------------   ---------------
 OTHER EXPENSES
      Interest expense                               267,058           232,341
                                                -------------   ---------------
          Total Other Expenses                       267,058           232,341
                                                -------------   ---------------
      NET INCOME (LOSS) BEFORE INCOME TAXES         (214,510)          129,496

          Income tax expense (benefit)               (52,934)           33,753
                                                -------------   ---------------
      NET INCOME (LOSS)                           $ (161,576)         $ 95,743
                                                =============   ===============
--------------------------------------------------------------------------------
See accompanying notes to financial statements and independent accountants' review report.
                                        3

                               BROOKE CORPORATION
           Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                    COMMON        PREFERRED       TREASURY      ADD'L PAID-      RETAINED
                                    STOCK           STOCK          STOCK        IN CAPITAL       EARNINGS         TOTAL
                                --------------  -------------  --------------  -------------  --------------  -------------

 BALANCES, DECEMBER 31, 1998        $ 704,018       $ 58,600       $ (39,500)   $ 1,063,702     $(1,059,679)     $ 727,141

 Dividends paid                       -               -              -               -             (127,408)      (127,408)

 Net income                           -               -              -               -               95,743         95,743
                                --------------  -------------  --------------  -------------  --------------  -------------
 BALANCES, SEPTEMBER 30, 1999       $ 704,018       $ 58,600       $ (39,500)   $ 1,063,702     $(1,091,344)     $ 695,476
                                ==============  =============  ==============  =============  ==============  =============


 BALANCES, DECEMBER 31, 1999        $ 704,018       $ 58,600       $ (39,500)   $ 1,063,702    $ (1,138,557)     $ 648,263

 Dividends paid                       -               -              -               -             (128,727)      (128,727)

 Net loss                             -               -              -               -             (161,576)      (161,576)
                                --------------  -------------  --------------  -------------  --------------  -------------
 BALANCES, SEPTEMBER 30, 2000       $ 704,018       $ 58,600       $ (39,500)   $ 1,063,702   $  (1,428,860)     $ 357,960
                                ==============  =============  ==============  =============  ==============  =============

--------------------------------------------------------------------------------
See accompanying notes to financial statements and independent accountants' review report.
                                        4

                               BROOKE CORPORATION
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                               2000           1999
                                                               ----           ----
 Cash flows from operating activities:
     NET INCOME (LOSS)                                     $  (161,576)   $    95,743

ADJUSTMENTS TO RECONCILE NET INCOME TO
     NET CASH FLOWS FROM OPERATING ACTIVITIES:
     Depreciation                                              210,000        175,857
     Amortization                                              103,642         78,891
     (Gain) loss on sale of inventory                           58,500       (237,060)
     Deferred income tax expense (benefit)                     (52,934)        33,753

     (Increase) decrease in assets:
        Accounts and notes receivables, net                 (1,068,388)       582,316
        Prepaid expenses and other assets                     (100,066)        33,300

     Increase (decrease) in liabilities:
        Accounts and expenses payable                         (442,262)       167,675
        Other liabilities                                      746,040     (1,247,417)
                                                           -----------    -----------
     Net cash used in operating activities                    (707,044)      (316,942)
                                                           -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash payments for property and equipment                 (402,004)      (122,764)
     Purchase of insurance agency                             (412,885)            --
     Sale of insurance agency inventory                        153,000      1,444,634
                                                           -----------    -----------
     Net cash provided by (used in) investing activities      (661,889)     1,321,870
                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances of long-term debt                              2,141,462         70,693
     Cash proceeds from bond issuance                               --        150,000
     Long-term line of credit advance                          660,000        660,000
     Net short-term borrowing                                  464,722        (81,675)
     Payments on long-term debt                             (2,653,579)      (639,248)
                                                           -----------    -----------
     Net cash provided by financing activities                 612,605        159,770
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (756,328)     1,164,698

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               1,902,545      1,282,733
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 1,146,217    $ 2,447,431
                                                           ===========    ===========
SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest                                $ 1,286,313    $   724,846
                                                           ===========    ===========
     Cash paid for income tax                              $         0    $         0
                                                           ===========    ===========

--------------------------------------------------------------------------------
See accompanying notes to financial statements and independent accountants' review report.
                                        5

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)      Organization

Brooke Corporation was incorporated under the laws of the State of Kansas on January 17, 1986. The Company's registered offices are located in Phillipsburg, Kansas. Brooke Holdings, Inc. owns 73.66% of the Company's common stock. The Company recruits fully vested franchise agents to sell insurance and financial services. The Company also owns and operates insurance agencies all of which are held for sale to franchise agents. Most of the Company's revenues result from the sale of property and casualty insurance, however, the Company also offers life and health insurance services, investment services and credit services.

The Company's subsidiaries are:

      BROOKE CREDIT CORPORATION, a 100% owned subsidiary, is a licensed finance company and licensed insurance agency. Brooke Credit Corporation originates loans to Brooke Corporation's franchise agents, franchise subagents, insurance producers and insurance policyholders.

      BROOKE LIFE AND HEALTH, INC., a 100% owned subsidiary, is a licensed insurance agency which sells life and health insurance through Brooke Corporation's network of exclusive franchise agents, franchise subagents and insurance producers.

      BROOKE  AGENCY,  INC., a 100% owned  subsidiary,  is a licensed  insurance agency which sells property and casualty insurance through Brooke Corporation's network of exclusive franchise agents, franchise subagents and insurance producers.

      BROOKE INVESTMENTS, INC., a 100% owned subsidiary, develops investment services for sale through Brooke Corporation's network of exclusive
      franchise  agents,   franchise  subagents  and  insurance  producers.

      THE AMERICAN AGENCY, INC., a 100% owned subsidiary, is a licensed insurance agency which sells insurance programs and "targeted market" policies through a network of non-exclusive brokers that are not necessarily affiliated with Brooke Corporation.

      THE AMERICAN HERITAGE, INC., a 100% owned subsidiary, is a licensed insurance agency which sells insurance programs and "targeted market" policies through a network of non-exclusive brokers that are not necessarily affiliated with Brooke Corporation. For marketing purposes the name of this subsidiary was recently changed from Heritage Marketing Services, Inc.

      INTERSTATE INSURANCE GROUP, LTD, a 100% owned subsidiary, is a licensed insurance agency which sells insurance programs and "targeted market" policies through a network of non-exclusive brokers that are not necessarily affiliated with Brooke Corporation.

(b)  Use of Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets, liabilities and disclosures. Accordingly, the actual amounts could differ from those estimates. Any adjustments applied to estimated amounts are recognized in the year in which such adjustments are determined.

--------------------------------------------------------------------------------
See  accompanying  independent  accountants' review report.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(c)  Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash on hand, cash in banks and short-term investments purchased with a maturity of three months or less to be cash and cash equivalents.

d) Allowance for Bad Debts

The Company considers all accounts and notes receivable to be fully collectible, therefore no allowance has been recognized for uncollectible accounts.

(e)      Revenue Recognition

Commission revenue on insurance premiums is recognized on the effective date of the policy. Premiums which are due from the insured are reported as assets of the Company and as corresponding liabilities, net of commissions, to the insurance carriers.

(f)      Property and Equipment

Depreciable   assets   are  stated  at  cost  less   accumulated   depreciation.
Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets

(g) Excess Cost of Purchased Subsidiary

Included in other assets are unamortized costs of purchased subsidiaries in excess of the fair value of underlying net tangible assets acquired. The balance of $1,844,828 is being amortized over a 15-year period using the straight-line method. Amortization expense was $52,244 and $32,244 for the nine months ended September 30, 2000 and 1999, respectively.

(h) Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to net operating loss carryforwards that are available to offset future taxable income. The company files its federal income tax return on a consolidated basis with its subsidiaries.

2.       PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation of the financial statements.

--------------------------------------------------------------------------------
See  accompanying  independent  accountants' review report.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

3.       NOTES RECEIVABLE

At September 30, 2000 and 1999 notes receivables consist of the following:
                                               2000             1999
                                               ----             ----
Agency loans                                 $17,979,071        $9,104,056
Less: Agency loan participation              (17,687,730)       (8,792,101)
Equipment loans                                    7,564            17,962
Less: Equipment loan participation                (3,464)          (13,862)
Consumer loans                                   162,307           343,498
Less: Consumer loan participation               (162,307)         (343,498)
                                           ---------------     -------------
          Total notes receivable, net            295,441           316,055

Customer and profit sharing receivable         2,874,780         1,550,339
                                           ---------------     -------------

Total accounts and notes receivable, net     $ 3,170,221        $1,866,394
                                           ===============     =============

Of the agency loans at September 30, 2000 and 1999, $513,556 and $658,869, respectively, are sold with recourse to the buyer for the principal outstanding and interest hereafter accruing from the loan. There is no default by any debtor, and hence, there is no accrued liability at September 30, 2000 and 1999.

4.       PROPERTY AND EQUIPMENT

A summary of property and equipment and depreciation is as follows:
                                           2000                      1999
                                           ----                      ----
Furniture and fixtures                     $ 296,958                 $ 185,874
Office and computer equipment              1,435,309                 1,149,701
Automobiles                                  532,685                   440,678
                                        -------------           ---------------
                                           2,264,952                 1,776,253
Less:  Accumulated depreciation            1,489,837                   987,605
Property and equipment, net                $ 775,115                 $ 788,648
Depreciation expense                       $ 210,000                 $ 175,857
                                        =============           ===============

--------------------------------------------------------------------------------
See  accompanying  independent  accountants' review report.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

5.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS

                                                                                            2000              1999
                                                                                            ----              ----
First  National  Bank &  Trust,  Phillipsburg,  KS  line  of  credit,  $660,000 available,  $0 not  utilized.  Due  October  2001.  Interest  rate  is  10.50%.
Collateralized by accounts receivable.                                                  $   660,000       $   660,000

Farmers  State Bank,  Phillipsburg,  KS, due December  2006.  Interest  rate is
10.75%,  payable $15,500 monthly.  Collateralized  by stock,  inventory,  fixed
assets and personal guaranty of certain officers of Brooke Corporation.                     881,318           969,675

State Bank of Colwich,  Colwich, KS, due January 2003. Interest rate is 10.75%,
payable $1,435 monthly. Collateralized by insurance agency assets.                           43,809            56,219

Chrysler  Financial,  Overland  Park,  KS, due February 2000 to November  2002.
Interest  rates  are  7.80%  to  8.50%,  payable  monthly.   Collateralized  by
automobiles.                                                                                153,853           150,677

Colonial  Pacific,  Portland,  OR, due December 2001.  Interest rate is 14.875%
payable  $2,083  monthly.   Collateralized  by  personal  guaranty  of  certain
officers of Brooke Corporation.                                                              28,190            47,437

Brooke Investments,  Inc.,  Phillipsburg,  KS, due February 2007. Interest rate is  10.00%,  payable  $1,718  monthly.  Note  is sold  to  participating  bank.
Collateralized by certain agency assets acquired by Brooke Investments, Inc.                 97,200           107,528

David  Patterson,  Sr.,  Phoenix,  AZ,  due March  2008.  Interest  rate is 0%, payable $1,112 monthly.  Unsecured deferred compensation  agreement provided by
The American Agency, Inc.                                                                    16,680            30,024

Robert B.  Patterson,  Overland Park,  KS, due February 2001.  Interest rate is
7.75%,   payable   $222,222   principal   plus   accrued   interest   annually.
Collateralized  by 500 shares of American  Agency,  Inc.  common  stock and the
guaranty of certain officers of Brooke Corporation.                                         222,222           444,444

Hartley Agency,  Inc., Baxter Springs,  KS, due June 2001. Interest rate is 0%, entire  balance is due at maturity.  Collateralized  by certain  agency  assets
acquired by Brooke Corporation                                                              201,564           -

Gerald Lanio and William Tyer,  Independence,  MO; due June 2005. Interest rate is 5%, payable $207,877  annually.  Collateralized  by 900 shares of Interstate
Insurance Group, LTD common stock.                                                          900,000           -

Premier  Insurance  Agency,  Poplar Bluff, MO, due July 2005.  Interest rate is
5.00%,  payable  $147,763  annually.  Collateralized  by certain  agency assets
acquired by Brooke Corporation.                                                             639,737           -

Stewart  Insurance,  Monroe,  LA, due August 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation                                                                       252,245           -

APB Insurers,  Crane,  MO, due July 2001.  Interest rate is 0%, entire  balance is due at  maturity.  Collateralized  by  certain  agency  assets  acquired  by
Brooke Corporation.                                                                          77,445           -

--------------------------------------------------------------------------------
See  accompanying  independent  accountants' review report.


                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

5.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Roppolo Insurance,  Shreveport,  LA, due July 2001.  Interest rat is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation.                                                                    $ 115,283       $   -

Mesa Insurance  Agency,  Pueblo,  CO, due February  2001.  Interest rate is 0%, entire  balance is due at maturity.  Collateralized  by certain  agency  assets
acquired by Brooke Corporation.                                                             100,000            -

Wayne  White,  Hutchinson,  KS, due April 2002.  Interest  rate is 8%,  payable
105,060  annually.  Collateralized  by certain agency assets acquired by Brooke
Corporation.                                                                                210,120            -

Bonds payable (See Note 6)                                                                1,680,000         1,580,000
                                                                                     ---------------   ---------------

Total bank loans, notes payable and other long-term obligations                           6,279,666         4,046,004

Less: Current maturities                                                                  2,386,184           429,208
                                                                                     ---------------   ---------------

Total long-term debt                                                                     $3,893,482        $3,616,796
                                                                                     ===============   ===============

Interest incurred on bank loans, notes payable and other long-term obligations for the nine months ended September 30, 2000 and 1999 is $267,058 and $232,341, respectively.

Bank loans, notes payable, and other long-term obligations mature as follows:

                         BANK LOANS
                           & NOTES              BONDS
                           PAYABLE             PAYABLE               TOTAL
    2001                   $ 1,626,184          $  760,000        $ 2,386,184
    2002                     1,248,598             675,000          1,923,598
    2003                       459,186             245,000            704,186
    2004                       472,187            -                   472,187
    2005                       504,717            -                   504,717
 Thereafter                    288,794            -                   288,794
                       ----------------    ----------------    ---------------
                           $ 4,599,666         $ 1,680,000        $ 6,279,666
                       ================    ================    ===============

--------------------------------------------------------------------------------
See  accompanying  independent  accountants' review report.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


6.       LONG-TERM DEBT, BONDS PAYABLE

Brooke Credit Corporation has offered bonds (series 1997A, 1997B and 1997C) for sale to institutional investors in $5,000 denominations. Brooke Credit Corporation has also offered bonds (series 1997D and 1998E) for sale to the public in $5,000 denominations. These bonds are issued in registered form with interest payable semi-annually on January 1st and July 1st of each year. These bonds are not callable by Brooke Credit Corporation and are not redeemable by the bondholder until maturity.

Brooke Credit Corporation covenants to use all bond proceeds for the purposes of funding loans or purchasing receivables. Brooke Credit Corporation has no debt and covenants not to incur obligations superior to its obligations to bondholders. Therefore, the obligation to bondholders is guaranteed by the assets and the equity of Brooke Credit Corporation.

At September 30, 2000 and 1999 the bonds payable consists of:

                                                              2000               1999
                                                              ----               ----
                                                           PRINCIPAL          PRINCIPAL
                                                           ---------          ---------
      BOND SERIES      RATE            MATURITY              VALUE               VALUE
      -----------      ----            --------              -----               -----
         1997A       10.000%       January 1, 2001            $ 165,000          $ 165,000
         1997B       10.250%       January 1, 2002              155,000            155,000
         1997C       10.500%       January 1, 2003              245,000            145,000
         1997D       10.125%         July 1, 2001               595,000            595,000
         1998E       10.125%       January 1, 2002              520,000            520,000
                                                          --------------     --------------
         Total                                               $1,680,000         $1,580,000
                                                          ==============     ==============

Interest payable is $43,103 and $34,052 at September 30, 2000 and 1999, respectively.

7.       LONG-TERM DEBT, CAPITAL LEASES

The Company leases various equipment which may be purchased for a nominal amount at the expiration of the lease agreements. The Company is required to provide insurance coverage on the equipment as specified by the lessor. Under the criteria established by SFAS 13, these assets have been capitalized in the Company's financial statements. The capital lease obligations have all been paid in full. Property and equipment includes the following amounts reflecting the capitalization of these assets:

                                              2000                   1999
                                              ----                   ----
Office and computer equipment             $   415,843            $   415,843
Less:  Accumulated amortization               386,605                319,660
                                          --------------         -------------
                                          $    29,238            $    96,183
                                          ==============         =============

Capital lease amortization is included in depreciation expense.

--------------------------------------------------------------------------------
See  accompanying  independent  accountants' review report.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

8.       INCOME TAXES

The elements of income tax expense (benefit) are as follows:
                                          2000                  1999
                                          ----                  ----
                 Current              $        0            $          0
                 Deferred                (52,934)                 33,753
                                      -------------         -------------
                                        $ (52,934)          $     33,753
                                      =============         =============

The current income tax provisions differ from amounts that would be calculated by applying federal statutory rates to income before income taxes due to net operating loss carryforwards available to offset future taxable income.

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:
                                                           2000          1999
                                                           ----          ----
       U.S. federal statutory tax rate                     30%           30%
       State statutory tax rate                             4%            4%
       Effect of the utilization of net operating
           loss carryforwards                              (8%)          (5%)
       Miscellaneous                                       (1%)          (3%)
                                                         ---------     ---------

       Effective tax rate                                  25%           26%
                                                         =========     =========

Reconciliation of deferred tax asset:
                                                      2000            1999
                                                      ----            ----
           Beginning balance, January 1               $295,766       $ 327,612
           Deferred income tax (expense) benefit        52,934        (33,753)
                                                    -----------    ------------

           Balances balance, June 30                  $348,700       $ 293,859
                                                    ===========    ============

Expiration dates of net operating loss carryforwards:
                                         2010                $811,081
                                         2020                 214,510
                                                       ---------------

                                         Total             $1,025,589
                                                       ===============

--------------------------------------------------------------------------------
See  accompanying  independent  accountants' review report.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


9.       EMPLOYEE BENEFIT PLANS

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to 15% of their compensation. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for periods ended September 30, 2000 and 1999.

10.      CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at several banks. On September 30, 2000 and 1999 the Company had account balances of $769,807 and $1,879,124, respectively, with one bank which exceeds the $100,000 insurance limit of the Federal Deposit Insurance Corporation.

11.      SEGMENT AND RELATED INFORMATION

The Company's two reportable segments as of and for the six month periods ended September 30, 2000 and 1999 consisted of its insurance agency business and its finance services business. The insurance agency business includes the Company's wholly-owned subsidiaries which are licensed insurance agencies operating in the states of Kansas, Nebraska, Missouri, Colorado, Texas and Oklahoma. The Company sells insurance through its network of exclusive franchise agents, franchise subagents, non-exclusive brokers and insurance producers. The finance services business includes the Company's wholly-owned subsidiary, which is a licensed finance company. The Company originates loans to Brooke Corporation's franchise agents, franchise subagents, insurance producers and insurance policyholders. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "other corporate expenses." Management evaluates the performance of its segments and allocates resources to them based on the net income before income taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

The table below reflects summarized financial information concerning the Company's reportable segments for the six month periods ending September 30:

                                 INSURANCE      FINANCIAL  ELIMINATION OF
                                   AGENCY        SERVICES   INTERSEGMENT   CONSOLIDATED
                                  BUSINESS       BUSINESS     ACTIVITY        TOTALS
                                  --------       --------     --------        ------
1999
Insurance commissions             $6,566,708   $       --   $       --    $6,566,708
Interest income                           --      559,951      (33,508)      593,459
Interest expense                     232,341      507,074           --       739,415
Commissions expense                4,261,010           --           --     4,261,010
Depreciation and amortization        254,748           --           --       254,748
Segment assets                     5,866,237    1,192,597     (380,808)    6,678,026
Expenditures for segment assets      283,623           --           --       283,623

--------------------------------------------------------------------------------
See  accompanying  independent  accountants' review report.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

11.      SEGMENT AND RELATED INFORMATION - CONT.

                                  INSURANCE     FINANCIAL  ELIMINATION OF
                                    AGENCY       SERVICES   INTERSEGMENT   CONSOLIDATED
                                   BUSINESS      BUSINESS     ACTIVITY        TOTALS
                                   --------      --------     --------        ------
  2000
Insurance commissions             $9,551,920   $       --   $       --    $9,551,920
Interest income                           --    1,340,943     (131,304)    1,209,639
Interest expense                     267,058    1,090,688           --     1,357,746
Commissions expense                6,550,720           --           --     6,550,720
Depreciation and amortization        313,642           --           --       313,642
Segment assets                     8,100,805      308,775     (176,215)    8,233,365
Expenditures for segment assets      772,322           --           --       772,322

       PROFIT (LOSS)                                     2000          1999
                                                         ----          ----

       Total segment profit                         $2,539,451    $1,904,994
       Unallocated amounts:
           Gain (loss) on sale of inventory           (58,500)       237,060
           Other corporate expenses                  2,695,461     2,012,558
                                                  ------------- -------------
         Income (loss) before income taxes          $(214,510)     $ 129,496
                                                  ============= =============

--------------------------------------------------------------------------------
See  accompanying  independent  accountants' review report.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

12.      NEW ACCOUNTING STANDARD

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, was issued by the Financial Accounting Standards Board in June 1998. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires recognition of all derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. If certain conditions are met, a derivative may be designated specifically as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or unrecognized firm commitment referred to as a fair value hedge, (b) a hedge of the exposure to variability in cash flows of a forecasted transaction (a cash flow hedge), or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a forecasted transaction. The Company anticipates some of these types of hedges, and will comply with the requirements of SFAS 133 when it is adopted. The Company expects to adopt SFAS 133 beginning January 1, 2001. We have not yet determined the effect of adopting SFAS 133.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company is required to adopt SAB 101 in the fourth quarter of 2000 (retroactive to January 1, 2000) and is awaiting interpretive guidance, not yet issued by the SEC, to complete its assessment of the impact of SAB 101 may have on the Company's financial statements.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company's discussion of its financial condition, operating results and plan of operations includes forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and are subject to change. Actual operating and financial results of the Company and the Company's actual plan of operations may differ materially from the stated plan of operations. Other factors which may cause the actual results of the Company or its actual plan of operations to vary include, without limitation, decisions of the board of directors not to pursue the stated plan of operations based on re-assessment by the board of directors of the plan which is in the best interests of the Company, changes in competition and/or suppliers. The Company disclaims any obligation to update forward looking statements.

RESULTS OF OPERATIONS

In April of 1999, the Company approved an expansion of its insurance agency operations which resulted in quarterly losses from the fourth quarter of 1999 through the second quarter of 2000. The Company returned to profitability in the third quarter of 2000.

THREE MONTHS ENDED

Net income for the third quarter of 2000 was $115,995, or $0.17 per share, compared with net income in the third quarter of 1999 of $7,424 or $0.01 per share. Commissions for the third quarter of 2000 where $3,803,106 which is an increase of approximately 73% from commissions of $2,201,245 during the comparable period of the prior year. This increase is the result of the Company's recent expansion of its insurance agency operations. Net interest income on the Company's loan portfolio for the third quarter of 2000 was $82,199 compared with net interest income of $7,237 in the third quarter of 1999. This increase is the result of a larger loan portfolio and increased margins on loans sold to participating lenders.

Payroll expenses increased to $585,489 in the third quarter of 2000 from $438,255 in the third quarter of 1999. Commissions paid to agents increased to $2,500,386 in the third quarter of 2000 from $1,366,098 in the third quarter of 1999. Other operating expenses increased to $426,851 in the third quarter of 2000 from $214,284 in the third quarter of 1999. These expenses increased primarily as a result of the Company's expansion of its insurance agency operations.

NINE MONTHS ENDED

The Company's net loss for the nine months ended September 30, 2000 was $161,576, or $0.23 per share, compared with net income for the nine months ended September 30, 1999 of $95,743, or $0.14 per share. Losses during the first and second quarters of 2000 resulted primarily from the expansion of the Company's insurance agency operations during this period.

Commissions for the nine months ended September 30, 2000 were $9,551,920 which is an increase of approximately 45% from commissions of $6,566,708 during the comparable period of the prior year. This increase is the result of the Company's recent expansion of its insurance agency operations. Net interest income on the Company's loan portfolio for the nine months ended September 30, 2000, was $118,951, compared with net interest income of $86,385 for the comparable period of the prior year. This increase is the result of a larger loan portfolio and increased margins on loans sold to participating lenders.

The Company expects to typically record profits on sale of insurance agencies held in inventory, however a net loss of $58,500 was incurred on sale of insurance agencies during the first nine months of 2000 compared to a net gain of $237,060 on sale of insurance agencies during the first nine months of 1999.

The Company typically expects to receive 8% to 10% of total commissions as a share of insurance company profits on policies written by the Company. However, the Company expects lower profit sharing commissions during 2000 as a result of higher than anticipated claims during the last year. As a result, profit sharing commissions were estimated to be $305,000 for the period ending September 30, 2000, which was approximately 3% of total commissions on policies written by the Company. During the comparable period for the prior year, profit sharing commissions were estimated to be $750,000, which was approximately 11% of total commissions.

ANALYSIS BY SEGMENT

The Company separates insurance agency operations from finance company operations when analyzing performance. For performance comparisons of insurance agency operations, the Company typically analyzes operating profits and operating profit margins. Operating profits for the Company's insurance agency operations are defined as earnings before interest, taxes, depreciation and amortization.

The Company typically expects operating profit margins from insurance agency operations in excess of 10%. For the nine month period ending September 30, 2000, the Company's insurance agency operating profits were $247,239 on insurance commissions of $9,551,920, resulting in an operating profit margin of approximately 3%. During the comparable period for the prior year, operating profits for insurance agency operations were $530,200 on insurance commissions of $6,566,708, resulting in an operating of approximately 8%. The decrease in operating profit margins was primarily the result of the Company's expansion of insurance agency operations and margins are expected to increase in the future.

LIQUIDITY AND CAPITAL RESOURCES

For the nine month period ending September 30, 2000, $707,044 in cash was used to fund operating activities and $661,889 in cash was used to acquire insurance agencies and other property. Net cash of $612,605 was provided by financing activities, so the Company's cash balance of $1,146,217 at September 30, 2000 decreased by $756,328 from $1,902,545 at December 31, 1999.

The Company had a current ratio (current assets to current liabilities) ratio of
1.27 as of September 30, 2000, compared to 2.80 as of December 31, 1999. The decrease in the Company's current ratio is primarily due to an increase of $1,921,462 in the current portion of long term debt.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

During the third quarter of 2000 no legal proceedings were commenced to which the Company is a party or to which its property is subject that will result in a judgment against the Company for an amount in excess of 10% of the current assets of the Company, nor to the best of the Company's knowledge are any material legal or other governmental proceedings contemplated.

ITEM 2 - CHANGES IN SECURITIES

During the third quarter of 2000, there were no changes in securities.

ITEM 3 - DEFAULT UPON SENIOR SECURITIES

There have been no defaults upon senior securities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders in the third quarter of 2000.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS:

     Exhibit 27        Financial Data Schedule

(B) REPORTS ON FORM 8-K: During the third quarter of 2000 no reports on Form 8-K were filed.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Brooke Corporation



November 14, 2000                      /s/ Leland Orr
                                       -------------------------------------
                                       Leland Orr, Chief Financial Officer

                     See notes to the financial statements.