Form 10KSB
period 2000-12-30
BROOKE CORP
filed 2001-03-30
CIK 834408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________TO
     __________________________
                        COMMISSION FILE NUMBER 0-31789

                               BROOKE CORPORATION
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                 KANSAS                             48-1009756
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

          10895 GRANDVIEW DRIVE, SUITE 250, OVERLAND PARK, KANSAS 66210
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

                    ISSUER'S TELEPHONE NUMBER: (913) 661-0123


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
      NONE                                          NONE

              SECURITIES REGISTERED UNDER SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $1.00 PER SHARE

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |X|

     Issuer's revenues for its fiscal year ending December 31, 2000 were $ 14,391,348

     No voting common stock of the issuer is traded on any exchange; therefore there is no established market value. The aggregate market value of the stock cannot be computed by reference to the price at which the stock was sold, or the average bid and ask price of such common stock, as of any date within 60 days prior to the date of filing because there have been no sales of the common stock within sixty days prior to the date of filing. Issuer has no non-voting common stock.

     As of December 31, 2001 the number of shares outstanding of issuer's common stock was 692,968.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS.................................................... 1
PART I........................................................................ 1
     ITEM 1   DESCRIPTION OF BUSINESS......................................... 1
     ITEM 2   DESCRIPTION OF PROPERTY.........................................11
     ITEM 3   LEGAL PROCEEDINGS...............................................12
     ITEM 4   SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.............12
PART II.......................................................................12
     ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........12
     ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......12
     ITEM 7   FINANCIAL STATEMENTS............................................16
     ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE........................................16
PART III......................................................................16
     ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
              PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT......16
     ITEM 10  EXECUTIVE COMPENSATION..........................................18
     ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..19
     ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................19
     ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K................................21

FORWARD-LOOKING STATEMENTS

     The following cautionary statement is made for the purpose of taking advantage of any defenses that may exist under the law, including common law. Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements that are not statements of historical facts. This document contains forward-looking statements which can be identified by the use of words such as "intend," "anticipate," "believe," "estimate," "project," or "expect" or other similar statements. These forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Brooke Corporation's (the "Company") expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and data available from third parties. However, there can be no assurance that management's expectations, beliefs or projections will occur or be achieved or accomplished. In addition to other factors and matters discussed elsewhere, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

          (a) the growth projected by the Company, if achieved, must be efficiently and effectively managed;

          (b) the Company's financial results will depend upon the success of its marketing efforts and its ability to attract and retain key personnel;

          (c)  recently   enacted  federal   legislation   (Financial   Services
     Modernization Act) may impact the Company's agents in ways that are not anticipated; and

          (d) the Company must use the Internet and other technology to manage projected growth.

     The Company does not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

     NATURE OF THE BUSINESS. The Company engages in the business of selling insurance and financial services through independent agents and brokers. Virtually all of the Company's current revenues are derived from the sale of property and casualty insurance policies, although the Company intends to increasingly sell other insurance and financial services, including life and health insurance, credit services, investment services and other related financial services.

     The Company provides third-party administration (processing) to independent insurance agents and bank insurance agents using the "Master Agent" program pioneered by the Company. The basic premise of the Company's Master Agent program is the concept that agents must outsource administrative activities to a Master Agent that can generate sufficient economies of scale to reduce administrative expenses and increase agent productivity. As such, the Company has developed detailed processing standards for third-party processing by a Master Agent. Administrative and processing services provided by the Company to the agents under the Master Agent program include, but are not limited to, accounting, data maintenance and payment services.

     In connection with the Master Agent program, the Company prepares, reconciles and distributes monthly statements to each of its franchise agents. Such monthly statements list all credits and debits and represent a comprehensive reconciliation of Company commissions, receipts from agent's customers, checks issued to an agent's customer and vendors, and pass-through or journal entries for amounts due the Company in its capacity as Master Agent.

     The Master Agent program also promotes agency efficiency through data maintenance services. All customer account documents are provided to the Company for imaging or other electronic storage. Agents are then provided passwords so documents associated with an agency may be viewed by such agency's personnel from any location via the Internet.

     In addition, the Company provides marketing assistance to its network of agents through brand name development. By participating in the Master Agent program, agents gain the power of a common brand name through the Company. The Company believes that associating products and services with a trusted brand name can result in additional sales, much as additional sales can result from a product endorsement. Although a trusted brand name may attract an Internet customer, because of the complexity of many insurance products and financial services, the assistance of a local agent to provide individualized customer support is often required. The Company believes that agents with a trusted brand name, local agency presence and Master Agent support are well-positioned in business-to-business Internet sales of insurance and financial services.

     Another aspect of the Master Agent program that is advantageous to the agents is the Company's purchasing power. By consolidating purchasing activities, the Company believes that a Master Agent is able to negotiate better commissions and has access to more insurance companies.

     The Company also provides loans to independent insurance agents for acquisition of insurance agencies, matches agency buyers with sellers and generally assists agents with increasing agency value and liquidity. The Company believes that independent insurance agents, as small business owners, distribute financial services less expensively because they are more motivated and willing to defer some of their compensation until the agency business is sold. Therefore, as part of the effort to make agents more efficient, the Company attempts to make ownership more attractive by facilitating ownership transfers through development of detailed legal standards, increasing credit availability by developing agency lending standards, and making ownership value easier to measure with standards for appraisals for insurance agencies.

     BUSINESS HISTORY. The Company was incorporated under the laws of the State of Kansas on January 17, 1986, under the name of Brooke Financial Services, Inc. The Company subsequently amended its articles of incorporation, changing its name to Brooke Corporation. The Company is controlled by Brooke Holdings, Inc., which owned 73.53% of the outstanding common stock of the Company as of December 31, 2000.

     In the early years of the Company's operations, the Company sold its services primarily to bank insurance agencies; however, the bank market was limited because only the smallest banks were authorized to sell insurance. Therefore, the Company began focusing on the sale of its services to independent insurance agents.

     Several significant events occurred in 1996 which affected the Company's operations including: the expansion of the Company's processing center into a larger facility in Phillipsburg, Kansas, the adoption of a "franchise" approach to expansion, and the development of a lending program for agency acquisition by franchise agents.

     From 1996 to 1999 the Company spent significant resources researching and developing the processing, legal, lending, and valuation standards described herein, which collectively represent the foundation of the Company's Master Agent program. During this period of time, the Company also rewrote its document management and commissions accounting software to accommodate these standards and began presentation of documents and commissions over the Internet. Since 1999 the Company has maintained a web site at www.brookecorp.com, which provides general information about the Company and hyperlinks to other related web sites. In addition, the Company maintains a web site at www.brookeprocessing.com, which the Company utilizes to provide document and commission information to its agents. The contents of such web sites (including any web site connected by hyperlink) are not incorporated herein by reference.

     In 1998, the Company developed a sales organization which had a full support staff in each state where the Company conducted operations. The result was the creation of a sales and support organization that was expensive and required more management resources than the Company could afford. In 2000, a regional office approach was adopted to consolidate state office facilities and staff.

     In 2000, the Company purchased Interstate Insurance Group, LTD., a licensed insurance agency which sells insurance programs and "targeted market" policies through the Company's network of agents and through agents not necessarily affiliated with the Company.

     Also in 2000, pursuant to this registration statement, the Company elected to register its common stock under Section 12(g) of the Securities Exchange Act of 1934. The Company believes that such registration will, among other things, provide a familiar and consistent format for disclosure to the Company's existing and future shareholders; provide a familiar and consistent format for disclosure to the Company's existing and future holders of bonds issued by the Company's finance company subsidiary; and promote shareholder liquidity through facilitating a possible future listing of its securities on a trading or quotation system requiring reporting company status.

     BUSINESS STRATEGY. The Company believes that independent insurance agencies represent an increasingly popular means for distributing certain financial services and that the Company's Master Agent concept will become increasingly important to the future success of independent insurance agents. As such, the Company expects the demand for its processing, marketing and lending services to grow rapidly.

     During 2001, the Company does not expect to develop any new products because demand for existing products is anticipated to fully utilize the Company's capacity to manage and staff regional offices. However, the Company does expect to revise or enhance existing products based on agent comments and suggestions. Accordingly, it is expected that a certain amount of additional research and development expense will be incurred during this time period.

     SERVICES AND PRODUCTS. The Company has two product lines, the first of which is the Master Agent program, which was developed exclusively by the Company and to which the Company believes is unique to the industry. The Company's secondary line of products is specialty programs, such as the Company's agency lending program and insurance programs for industry niches.

     Document management and commissions accounting are an agency's primary administrative functions and may be outsourced to the Company's processing center as part of the services offered through the Master Agent program. Documents and accounting information are presented to the agents by the processing center through the processing center's web site at
www.brookeprocessing.com (the contents of which are not incorporated by reference). The Master Agent program also provides for development of a national brand name for agents and consolidation of agent's purchasing power with insurance companies and other financial services suppliers.

     The Company's secondary product line is specialty programs, the most successful of which is the lending program, but also includes insurance programs for various industry niches.

     The Company, through its wholly-owned finance subsidiary, Brooke Credit Corporation, originates loans to agents primarily for the purpose of insurance agency acquisition. Such loans are secured by, among other things, insurance agency assets. The Company's lending program features standardized legal documentation and established standards for credit approval and ongoing credit review.

     The origination of agency acquisition loans to agents is expected to increase demand for the Company's Master Agent services. The Company believes that many traditional lenders are reluctant to lend money for acquisition of an insurance agency because the primary collateral for such loans, insurance commissions, could be jeopardized in the event of a borrower default. To protect itself from such a risk, the Company requires all borrowers of the Company's lending program to enroll in the Master Agent program. Under the Master Agent program, the Company is listed as the agent-of-record for policies written by an agent. Thus, in the event that the agent/borrower defaults on its obligations under the agency acquisition loan, the Company continues to collect payments and services the defaulted agent's accounts. This arrangement minimizes the impact of an agent/borrower's default and protects the collateral pledged under the terms of the agency acquisition loan.

     In addition to the Company's lending program, the Company, through its wholly-owned subsidiaries, The American Agency, Inc., The American Heritage, Inc., and Interstate Insurance Group, L.T.D., sells insurance programs and "targeted market" policies through its network of agents and through agents not affiliated with the Company. In connection with such specialty programs, agents offer insurance coverage to targeted classes of business which may not be obtained from standard markets at all or which cannot be obtained from standard markets on a favorable basis. Such target classes of business include limousine companies and meat processors. Although specialty programs may be offered through any duly licensed agent, it is typical for specialty programs to be "cross sold" to agents that purchase the Master Agent services.

     A typical transaction occurs when an insurance policy is sold by one of the Company's agents and the premium is paid by the customer directly to an insurance company. On a periodic (usually monthly) basis, insurance companies pay commissions to the Company for the sale of insurance policies which the Company records as commission income. The Company then pays a share of sales commissions to its agents which is recorded by the Company as commission expense.

     The Company is solely responsible for payment to insurance companies of premiums collected from customers for the sale of insurance policies even if its agents mishandle premium collection. Accordingly, the Company is the recipient and owner of all commissions paid by insurance companies resulting from the sale of insurance policies by the Company's agents. The Company's agents have an exclusive contractual relationship with the Company and generally do not have any contractual relationship with the insurance companies. As such, payment of a share of sales commissions to the agents is an obligation of the Company and is not an obligation of any insurance company. Furthermore, for income tax purposes, the Company is required to record all commissions received from insurance companies as income and correspondingly reports to the appropriate tax authorities all commissions expense paid to agents.

     Commission expenses as a percentage of commission income has increased from 55% in 1998 to 64% in 1999 to 68% in 2000, primarily as a result of the following. First, the Company has gradually increased the share of sales commissions paid to agents during the last several years. It is the Company's plan to pay an increasing share of sales commissions to its agents as the Company grows and marginal expenses decrease from economies of scale. Secondly, the Company's commissions from the sale of policies by The American Agency, Inc. have decreased as a result of the discontinuance of one of The American Agency Inc.'s specialty insurance programs. The ratio of commission expense to commission income for insurance programs or "targeted market" insurance policies is generally less than from the sale of other insurance policies.

     The typical transaction outlined above provides for the billing and collection of premiums directly by insurance companies because the Company's agents are required to use direct insurance company billing when available. However, in those instances where direct company billing is not available, the Company is responsible to the insurance company for billing and collecting the full premium from customers. The Company then remits to insurance companies the amount of the customer's premiums, net of sales commissions, when the Company is billed by insurance companies. As a result, the Company records an account receivable for the amount owed by the customer to the Company and simultaneously records a payable for the amount owed by the Company to the related insurance company.

     Customer receivables are included in the balance sheet category for accounts and notes receivable. This category also includes receivables from insurance companies for commissions on direct company billed policies, profit sharing commissions and certain notes receivables held by the Company's finance company subsidiary. Customer receivables result when the Company assumes responsibility for the billing and collection of premiums that is typically the responsibility of the insurance companies. To accommodate customers when direct company billing is not available, the Company sometimes permits flexible premium payments by not requiring full premium payment prior to policy delivery. This resembles the premium payment flexibility offered by insurance companies when premiums are direct company billed. Consequences to the Company of providing this flexibility include collection risk and reduced cash balances from payment of premiums to insurance companies prior to premium collection from customers.

     CUSTOMERS. The Company's customers are independent insurance agents and bank insurance agents. The Company currently sells its products and services through over 100 agencies that employ or retain over 350 agents in the States of Colorado, Florida, Kansas, Louisiana, Missouri, Nebraska, Nevada, Oklahoma, Texas, and Utah.

     It has been the experience of the Company that independent insurance agents are more willing to sell their agency businesses. The Company's agency lending program is a source of credit for prospective purchasers of agency businesses. The relative success of the Company's agency lending program is attributable to the loan collateral enhancements and protections provided by the Company's Master Agent concept. As such, the Company expects that as the demand for agency acquisition loans from independent insurance agents increases, the demand for the Company's Master Agent services will increase as well.

     Although a significant number of the Company's current customers are bank insurance agents, such agents represent a relatively small portion of the Company's overall commissions because they are generally agents from small banks in small communities. With the passage of the Financial Services Modernization Act, larger banks in larger communities are now authorized to sell insurance. The Company anticipates that larger banks will engage in the business of selling insurance, which, in turn, the Company believes will lead to a greater demand for the services offered under the Company's Master Agent program. By outsourcing agency administration to a Master Agent and with the purchasing power provided by a Master Agent, the Company believes that bank insurance agents can immediately take advantage of the expanded insurance powers available under the Financial Services Modernization Act.

     INSURANCE MARKET. Although the Company's revenues are comprised primarily of the sales commission portion of insurance premiums, most industry analysis is based on premiums. Based on typical sales commission rates, the Company has estimated its gross annualized premiums for 2000 to be $105 million.

     According to the Insurance Information Institute, insurance premiums in the United States totaled $636.8 billion in 1998, which was 8.1% more than in 1997. Premiums in the property and casualty sector totaled $281.5 billion and life and health premiums totaled $355.3 billion. World insurance premiums totaled $2.13 trillion in 1997 (latest data available from the Insurance Information Institute).

     The Company's agents sell insurance to both personal and commercial customers; however, as a group, the agents sell more commercial insurance than personal insurance.

Independent insurance agents, such as the Company's franchise agents, sold 69% of the commercial insurance sold by the Company in 1999. Commercial policy premiums in the United States grew from $132.7 billion in 1997 to $137.6 billion in 1998 (latest data available) according to A.M. Best Company.

     COMPETITION. The Company is unaware of any direct competitors in the United States for the Master Agent services that are offered to independent insurance agents and bank insurance agents. Although the Company is aware of other companies that offer similar services to agents, to the best of the Company's knowledge, such services do not allow agents exclusive agency ownership, require that such agents sell exclusively for one insurance company, and/or do not offer the Master Agent processing services or marketing assistance provided by the Company. Also, insurance companies sometimes offer assistance to agents' policyholders that have purchased policies from their specific insurance company. However, there does not appear to be a service, such as the Company's Master Agent program, that attempts to provide a comprehensive solution to the efficiency problems encountered by independent insurance agents and bank insurance agents.

     The Company has more competition for the sale of its specialty programs, especially insurance programs, than it does for the sale of its Master Agent services. Many independent insurance agents and brokers are developing insurance programs for specific market niches. However, those that purchase the Company's Master Agent services are a receptive audience for the Company's specialty programs which the Company believes gives it a significant advantage within its Master Agent organization.

     The competition for agency loans comes primarily from banks and other traditional lenders, many of which are larger and have larger resources than that of the Company. However, the Company is not aware of any lenders that have developed the comprehensive legal and lending standards that are required to protect and preserve the intangible assets that serve as collateral for insurance agency loans originated by the Company. Additionally, as previously noted, the Master Agent program is critical to collateral preservation and the Company believes that the entire package of services offered under the Master Agent program are not currently available from others.

     SALES AND MARKETING. Most of the Company's marketing activities are currently conducted from its Kansas City, Dallas, or Denver area regional offices. The Company opened an additional regional office in Nashville, Tennessee in the fourth quarter of 2000.

     The Company's regional managers market the Master Agent program to independent insurance agents using a description of "franchise agents" because, as a part of the Master Agent program, independent insurance agents use a common trade name and share many other characteristics of a franchise relationship. Accordingly, the Company discloses information relating to the Master Agent program to prospective agents using the Uniform Franchise Offering Circular format.

     The services offered under the Company's Master Agent program are also marketed to bank insurance agents; however, bank insurance agents typically use a trade name associated with the sponsoring bank instead of the common trade name used by franchise agents. Therefore, the term "bank agents" is used to differentiate franchise agents from bank agents. Unlike franchise agents, the services offered under the Master Agent program to bank agents are limited to insurance, as most bank agents also want to sell the banking, investment or lending services of the sponsoring bank.

     Those agents selling the Company's specialty programs are identified as "broker agents." Broker agents provide expertise in a specific industry niche to other agents, typically franchise or bank agents that purchase the Company's Master Agent services. Additional revenues are created when the Company's franchise agents or bank agents purchase expertise from the Company's broker agents. For example, the Company's agency lending program requires enrollment in the Master Agent program and, as a result, is the largest source of Master Agent program sales.

     In the spirit of multilevel sales organizations, the Company encourages its franchise, bank and broker agents to recruit subagents to purchase the services offered under the Master Agent program and specialty programs. Franchise agents can build a sales organization of smaller subagents and, because of growth and size bonuses, receive a larger share of commissions from the Company. Correspondingly, bank agents can use the Master Agent's services to recruit other banks as subagents.

     EMPLOYEES. The Company currently employs a total of approximately 141 employees of which a significant number are part time and temporary employees employed by the processing center. On a full-time equivalency basis (those employees who regularly work 37.5 hours or more per week), the Company employs approximately 70 individuals.

     SUPPLIERS. The Company has agency relationships with a large number of insurance companies. The Company has direct agency relationships with seven of the ten leading writers of commercial insurance in the United States (based on 1999 premiums). The Company's largest suppliers include Safeco Insurance Company, Allied Insurance Company, Employers Mutual Companies, Columbia Insurance Company and Allstate Insurance Company. The Company has entered into agency agreements with each of the suppliers listed above, examples of which are attached hereto as Exhibits 6.01 to 6.05.

     REGULATIONS. The Company's insurance activities are generally regulated by the insurance departments of individual states. The Company must maintain valid insurance agency licenses in most of the states in which the Company transacts its insurance and financial services business. Periodically, agency insurance licenses must be renewed by and license fees must be remitted to the individual states.

     The Company's lending programs are targeted to businesses and are generally unregulated. Although the Company does not typically make consumer loans, the Company's finance company subsidiary is licensed as a consumer finance company by the States of Kansas and Nebraska. The Company's franchising activities are also regulated, to a certain extent, by the Federal Trade Commission and state regulators. The Company believes that it is currently in compliance with all state and federal regulations to which it is subject and is unaware of any pending or threatened investigation, action or proceeding by any state or federal regulatory agency involving the Company.

     CORPORATE STRUCTURE. All of the Company's subsidiaries are 100% owned and controlled by the Company. With the notable exception of Brooke Credit Corporation, all of the Company's subsidiaries are held primarily for regulatory licensing and insurance company contracting purposes and for which financial statements are not separately prepared. Brooke Credit Corporation, a Kansas corporation, is a licensed finance company that originates loans primarily to the Company's agents. Separate financial statements are regularly prepared for Brooke Credit Corporation, and Brooke Credit Corporation borrows money in its own right primarily through the issuance of bonds.

     The Company's other subsidiaries include:

     Brooke Life and Health, Inc., is a licensed insurance agency which sells life and health insurance through the Company's network of franchise agents, subagents, bank agents, broker agents and insurance producers.

     Brooke Agency, Inc., is a licensed insurance agency which sells property and casualty insurance through the Company's network of franchise agents, subagents, bank agents, broker agents and insurance producers.

     Brooke Investments, Inc., develops investment services for sale through the Company's network of franchise agents, subagents, bank agents, broker agents and insurance producers.

     Interstate Insurance Group, Ltd., is a licensed insurance agency which sells insurance programs and "targeted market" policies through the Company's network of agents and through agents not necessarily affiliated with the Company. Interstate was acquired by the company at the end of the second quarter of calendar year 2000.

     The American Agency, Inc., is a licensed insurance agency which sells insurance programs and "targeted market" policies through the Company's network of agents and through agents not necessarily affiliated with the Company.

     The American Heritage, Inc., is a licensed insurance agency which also sells insurance programs and "targeted market" policies through the Company's network of agents and through agents not necessarily affiliated with the Company. For marketing purposes, the name of this subsidiary was recently changed from Heritage Marketing Services, Inc.

     For licensing purposes, the Company also controls First Brooke Insurance and Financial Services, Inc., which is a Texas corporation owned by a licensed Texas insurance agent but is controlled by the Company through a contractual arrangement.

     SPECIAL CHARACTERISTICS OF THE COMPANY'S OPERATIONS. The following items represent distinct or special characteristics of the Company's operations which may have a material impact upon the Company's future financial performance:

     MARKET UNCERTAINTIES. One of the primary markets for the Company's services is independent property and casualty insurance agents. The popularity of Internet sales may adversely impact independent property and casualty insurance agents and result in a general decline in the demand for the Company's services. In addition, the recent enactment of the Financial Services Modernization Act allows highly capitalized competitors, such as banks, to offer certain insurance services, where once the extent such entities could engage in insurance related activities was more restricted.

     PRODUCTION UNCERTAINTIES. The processing services provided by the Company are primarily completed at a processing center located in Phillipsburg, Kansas. Although contrary to the Company's expectations, the processing center's management, facilities, and labor force may be insufficient to accommodate the Company's expected growth. Also, although the Company has safeguards for emergencies, it does not have back-up facilities to process information if the processing center in Phillipsburg, Kansas is not functioning. The occurrence of a major catastrophic event or other system failure at the Company's processing center in Phillipsburg, Kansas could interrupt document processing or result in the loss of stored data.

     DEPENDENCE ON INTERNET. The Company relies heavily on the Internet in conducting its operations. A main component of the Master Agent program is providing agency personnel access to agency documents over the Internet. Such service requires efficient operation of Internet connections from agencies and agency personnel to the Company's system. These connections, in turn, depend on efficient operation of Web browsers, Internet service providers and Internet backbone service providers, all of which have experienced periodic operational problems or outages in the past. Any system delays, failures or loss of data, whatever the cause, could reduce customer satisfaction with the services and products offered by the Company. Moreover, despite the implementation of security measures, the Company's computer system may be vulnerable to computer viruses, program errors, attacks by third parties or similar disruptive problems. Such events could have a material adverse effect on the Company's operations and its ability to meet customer expectations.

     GUARANTEES. The Company has guaranteed the repayment of bonds issued by its finance company subsidiary and, if the finance company incurs significant loan losses or its ability to repay the bonds is otherwise impaired, then the Company's financial condition may be adversely affected. In some instances, the Company's finance company subsidiary has sold loans to investors with full recourse which may cause an adverse financial effect on the Company in the event it is required to repurchase loans of poor quality. In addition, in connection with the Company's activities of matching agency purchasers and sellers, the Company sometimes guarantees payments to agency sellers, which may cause an adverse financial effect on the Company in the event such a purchaser defaults on its obligations to such a seller.

     INSURANCE AGENCY COLLATERAL. The Company makes loans to agents primarily for the purpose of insurance agency acquisition and which are secured by, among other things, insurance agency assets. Insurance agency assets in some cases are intangible, and the value of such assets may rapidly deteriorate if borrowers do not adequately serve their policyholders or if the policies offered are not competitively priced. Reduction in the value of the insurance agency's assets would result in a reduction of the value of the Company's secured interest. This could result in these loans being under secured which could adversely affect the Company in the event of default on such loans.

     VARIABLE INTEREST RATES ON LOANS. The interest rate on most of the Company's existing loans varies annually to an outside index that is not controlled by the Company.

Although most of the Company's existing loans have been sold to loan participants, if the Company repurchases these variable rate loans or makes additional variable rate loans and market interest rates decrease, then the Company may collect less interest than it pays on its bonds or other funding sources.

     DEPENDENCE ON SUPPLIERS. The Company is dependent on others, particularly property and casualty insurance companies, to supply the products sold by its agents. A majority of the Company's products are supplied by five property and casualty insurance companies. The Company's contracts with these suppliers can be terminated by the supplier without cause upon advance written notice. The loss of the representation of any one of these companies, for any reason, would adversely affect the financial condition of the Company. While the Company believes it maintains strong relationships with these companies, there can be no assurance that these companies will not impose conditions to the relationship, such as lower commission rates, larger premium volume requirements, or loss ratios that the Company will not be able to satisfy.

     DEPENDENCE ON PROFESSIONAL LIABILITY CARRIER. Without professional liability insurance, it is unlikely that the Company can continue its relationships with insurance companies. Although the Company has an excellent claims history and believes it has a good relationship with its professional liability insurance carrier, termination of the Company's professional liability insurance policy may adversely impact the Company's financial prospects.

     COMPETITION. The Company's agents face significant competition. The popularity of Internet sales and passage of the Financial Services Modernization Act has increased the number of potential competitors. If the Company's prediction that agent distribution will become more widespread is accurate, then the Company will face greater competition for the services it provides to its agents. Many of the Company's potential competitors have greater financial resources and market acceptance than the Company.

ITEM 2 DESCRIPTION OF PROPERTY.

     The Company's principal executive offices are located at 10895 Grandview Drive, Building 24, Suite 250, Overland Park, Kansas 66210 and its telephone number is (913) 661-0123. In addition to serving as the executive offices of the Company, this facility also functions as the Company's national sales office and as one of its regional sales offices. The facility consists of over 6,000 square feet of office space, leased for $12,754 per month. The lease expires on December 31, 2003.

     The Company also maintains a processing center and three additional regional offices. The processing center is located in Phillipsburg, Kansas, and consists of 6,000 square feet of office space. With respect to the processing center, the Company has a year to year lease that is renewable at its option, that provides for lease payments of $2,500 per month, subject to annual adjustments. The three additional regional offices are located in Dallas, Texas, Westminster, Colorado and Nashville, Tennessee, which are subject to lease payments of $2,961, $675 and $1,645, respectively, per month. The lease on the Dallas facility expires on April 30, 2003, and the leases on the Westminster and

Nashville facilities expire on April 30, 2001. All of the above-described leases are with lessors unaffiliated with the Company.

     Management believes that the Company's facilities will be adequate for current and proposed operations. In management's opinion, adequate insurance has been purchased for each of the Company's properties.

ITEM 3  LEGAL PROCEEDINGS.

     The Company is unaware of any legal proceedings to which the Company is a party or to which its property is subject that will result in a judgment against the Company for an amount in excess of 10% of the current assets of the Company, nor to the best of the Company's knowledge are any material legal or other governmental proceedings contemplated.

ITEM 4  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     During 2000, the Company did not sell any equity securities.

ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

The Company's two principal business segments are insurance agency operations and finance company operations. Beginning in 1999, the Company expanded its insurance agency operations into several additional states. The result was an immediate increase in expansion related expenses and quarterly losses from the fourth quarter of 1999 through the second quarter of 2000. The company's expansion resulted in increased revenues for both business segments and a return to profitability in the third quarter of 2000.

The Company's revenues are comprised principally of commissions paid by insurance companies in conjunction with the Company's insurance agency operations. Commission revenues typically represent a percentage of insurance premiums paid by policyholders. Premium amounts and commission percentage rates are established by insurance companies so the Company has little or no control of the commission amount generated from the sale of a specific insurance policy. As a result, the Company primarily relies on the recruitment of additional agents to increase commission revenue.

The Company's finance company generates most of its revenues from interest margins resulting from the origination of loans to the Company's agents. The finance company funds its loan portfolio primarily through the sale of loan participation interests to other lenders and the sale of bonds to investors. Covenants related to the issue of bonds by the finance company restrict the payment of dividends to the Company.

RESULTS OF OPERATIONS

The Company's consolidated results of operations have been significantly impacted by the Company's expansion in 2000 and 1999. The Company incurred a net loss in 2000 of $143,038 or ($0.20) per share compared to 1999 net income of $92,758 or $0.13 per share and 1998 net income of $286,470 or $0.41 per share.

Total Company revenues increased to $14,391,348 in 2000 from $9,444,385 in 1999 and from $7,835,957 in 1998. This represents an increase in total revenues of 52.4% in 2000, 20.5% in 1999 and 95.8% in 1998. the increase in revenues for 2000 is primarily attributable to the Company's recent expansion.

Payroll expenses increased $881,536 in 2000, $355,905 in 1999 and $803,557 in 1998. This represents an increase in payroll expenses of 48.0% in 2000, 24.0% in 1999 and 118.8% in 1998. The increase in payroll for 2000 is primarily attributable to the Company's recent expansion. Payroll expenses as a percentage of total revenue have remained constant at 18.9% in 2000, 19.4% in 1999 and 18.9% in 1998.

Other operating expenses increased $485,461 in 2000, decreased $103,202 in 1999 and increased $623,849 in 1998. As such, operating expenses increased 49.9% in 2000, decreased 9.6% in 1999 and increased 137.8% in 1998. The increase in other operating expenses during 2000 is primarily the result of opening additional regional offices in Dallas, Denver and Nashville during the last part of 1999 and 2000. Other operating expenses as a percentage of total revenue were 10.1% in 2000, 10.3% in 1999 and 13.7% in 1998.

Interest expense increased $64,396 or 20.1% in 2000, decreased $24,302 or 7.1% in 1999 and increased $114,342 or 49.6% in 1998. This interest expense comparison excludes participating interest expense paid by the Company's finance company because it is recorded as a reduction from interest income. However, this interest expense comparison includes bond interest expense paid by the Company's finance company. An increase in bond payable average balances is one of the primary reasons that the Company's interest expense significantly increased in 2000.

Amortization expense increased $46,551 or 44.2% in 2000, decreased $36,784 or 25.9% in 1999 and increased $138,921 in 1998. Amortization expense increased in 2000 primarily as a result of the Company's acquisition of Interstate Insurance Group, LTD.

Depreciation expense increased $25,591 or 9.8% in 2000, increased $31,974 or 14.0% in 1999 and increased $43,907 or 23.8% in 1998.

INCOME TAXES

The Company's effective tax rate on income was 23.3% in 2000, 25.6% in 1999 and 30.0% in 1998. The Company has recorded a deferred tax asset of $339,151. Based on the Company's profitability in the last half of 2000 and management's expectations of continued profitability in 2001, the Company expects the deferred tax asset to be fully realized.

INSURANCE AGENCY SEGMENT

As a result of the Company's recent expansion, insurance commission income increased $5,027,937, or 55.5% in 2000, $1,619,095 or 21.8% in 1999 and
$3,496,541 or 88.7% in 1998. Commissions expense paid to the Company's agents increased $3,754,455, or 64.5% in 2000, $1,694,279 or 41.0% in 1999 and
$1,819,390 or 78.7% in 1998. Commissions expense paid to agents increased at a faster rate than insurance commission income because the Company has gradually increased the share of sales commissions paid to agents and from fewer sales of "targeted market" insurance policies for which commission payments to agents are generally less.

As part of its insurance agency operations, the Company sometimes buys and sells insurance agency assets to its agents. The Company expects to typically record profits on sale of insurance agency assets held in inventory and recorded gains of $17,500 in 2000, $268,759 in 1999 and $271,587 in 1998.

The Company typically expects to receive approximately 8% of total commissions as a share of insurance company profits on policies written by the Company. However, profit sharing commissions in 2000 were only 4.8% of total commissions. For the last three years, the Company has recorded profit sharing commissions averaging 7.4% of total commissions.

The Company typically expects operating profit margins from insurance agency operations in excess of 10%. The Company's insurance agency operating profit margins were approximately 2.5% in 2000, 7.6% in 1999 and 13.7% in 1998. The decrease in operating profit margins was primarily the result of the Company's expansion of insurance agency operations and margins are expected to increase in the future. Operating profit margin for the company's insurance agency operation is defined as earnings before interest, taxes, depreciation, and amortization divided by total insurance commissions.

On June 30, 2000, the Company acquired all of the outstanding stock of Interstate Insurance Group, LTD which was accounted for as a purchase. Excluding commissions resulting from the Interstate Insurance Group acquisition, the revenues for insurance agency operations increased $4,047,229 or 44.7% from 1999 to 2000.

FINANCE COMPANY SEGMENT

Finance company operations are largely dependent on the insurance agency operations for revenues. As insurance agency operations have expanded the finance company's loan receivables increased by $10,575,544 in 2000, $5,323,956 in 1999 and $3,187,965
in 1998. This represents an increase in loan receivables of 99.1% in 2000, 99.5% in 1999 and 147.4% in 1998.

Net interest income on the Company's loan portfolio for 2000 was $289,190 compared with net interest income of $118,905 in 1999 and $126,744 in 1998. This increase is primarily the result of a larger loan portfolio and increased margins on loans sold to participating lenders.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents of $1,683,513 at December 31, 2000, decreased $219,032 from the December 31, 1999 balance of $1,902,545. During 2000, $332,371 in cash was used to fund operating activities. From the remaining cash amount and from the cash provided by the Company's financing activities, $259,885 was used to increase insurance agency inventory, $404,147 was used for fixed asset additions, $171,636 was used for payment of dividends, $464,722 was used to decrease short term borrowings and $2,390,075 was used for payments on long term debt.

The Company's cash and cash equivalents of $1,902,545 at December 31, 1999, increased $619,812 from the December 31, 1998 balance of $1,282,733. During 1999, $1,513,965 in cash was used to fund operating activities. From the remaining cash amount, the net cash provided by a decrease of insurance agency inventory and the cash provided by the Company's financing activities, $370,318 was used for fixed asset additions, $171,636 was used for payment of dividends, $150,756 was used to decrease short term borrowings and $1,071,389 was used for payments on long term debt.

The Company's cash and cash equivalents of $1,282,733 at December 31, 1998, increased $1,077,432 from the December 31, 1997 balance of $205,301. During 1998, $1,839,440 was provided from operating activities. From this amount and the cash provided by the Company's financing activities, $153,873 was used for fixed asset additions, $1,538,691 was used to increase insurance agency inventory, $171,636 was used for payment of dividends, $128,559 was used to decrease short term borrowings and $571,249 was used for payments on long term debt.

The Company's current ratio was 1.25, 2.63, 1.19 at December 31, 2000, 1999 and 1998, respectively. The decrease in the Company's current ratio from 1999 to 2000 is primarily due to an increase of $1,077,806 in the current portion of long term debt.

The Company has a line of credit loan with a banking institution under which $660,000 (the maximum amount available for borrowing) was outstanding at December 31, 2000. This loan maturity date is January 15, 2002.

The Company believes that its existing cash, cash equivalents, funds generated from operations and funds generated from its financing activities, especially bond issuances, will be sufficient to satisfy its normal financial needs through at least the end of 2001. Additionally, the Company believes that funds generated from future operations and future financing activities, especially bond issues, will be sufficient to satisfy its future financial needs, including the required annual principal payments of its long-term debt, bonds and any potential future tax liability.

ITEM 7  FINANCIAL STATEMENTS.

     The consolidated financial statements and related financial information required to be filed are attached hereto. Reference is made to page F-1 of this Annual Report for an index to the consolidated financial statements.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     The Company's principal independent accountants are Summers, Spencer & Cavanaugh, CPAs, Chartered, of Topeka, Kansas. There have been no changes in or disagreements with the Company's accountants during the two most recent fiscal years.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth certain information with respect to the directors and executive officers of the Company:

NAME             AGE     POSITION
Robert D. Orr    47      Chairman of the Board of Directors, Chief Executive
                           Officer and Director
Michael Hess     44      President and Director
Leland G. Orr    38      Treasurer, Chief Financial Officer, Assistant Secretary
                           and Director
Anita Larson     39      Vice President, Secretary and General Counsel

     Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors of the Company serve without cash compensation and without other fixed remuneration. Officers are appointed annually by the Board of Directors and serve until their successors are appointed by the Board of Directors.
Remuneration of the officers is set forth under Item 10 "Executive Compensation". A biographical resume of each director and executive officer is set forth below:

     Robert D. Orr, 47, Director, Chairman of the Board and Chief Executive Officer, is the founder of the Company. From 1992 to 1996, Mr. Orr served as President of Farmers State Bank, Phillipsburg, Kansas. From 1989 to 1991, Mr. Orr served as Chairman of the Board of Brooke State Bank, Jewell, Kansas; and from 1987 to 1989, Mr. Orr served as President of First National Bank, Smith Center, Kansas. Mr. Orr has also been a self-employed insurance agent for American Family Insurance Company. Mr. Orr is an honors graduate of Fort Hays State University with a Bachelor of Arts degree in Political Science. Mr. Orr also completed the Graduate School of Banking program at the University of Colorado. Mr. Orr is the author of a book on independent insurance agents titled "Death of an Insurance Salesman?" which was written and published in 2000. From 1996 through the present, Mr. Orr's business activities have been focused on performing the functions of Chairman of the Board and Chief Executive Officer of the Company. Robert Orr and Leland Orr are brothers.

     Leland G. Orr,  38,  Director,  Assistant  Secretary,  Treasurer  and Chief
Financial Officer, has been an officer and director of the Company since its inception. Mr. Orr is a certified public accountant and, from January 1991 to December 1994, served as President of Brooke State Bank, Jewell, Kansas. From January 1984 to September 1987, Mr. Orr worked for Kennedy, McKee & Company (formerly Fox & Company) (an accounting firm) of Dodge City, Kansas. Mr. Orr is a graduate of Fort Hays State University with a Bachelor of Science Degree in Accounting and is a member of the American Institute of Certified Public Accountants, the Kansas Society of Certified Public Accountants and the Central Kansas Chapter of Certified Public Accountants. From 1995 through the present, Mr. Orr's business activities have included performing the functions of Director, Secretary or Assistant Secretary, Treasurer and Chief Financial
Officer of the Company. In addition, during this time period, Mr. Orr has managed the Company's processing center in Phillipsburg, Kansas.

     Michael Hess, 44, Director and President, was an original investor in the Company. From 1975 to 1989, Mr. Hess was employed by Western Resources (a utility company). In 1989, Mr. Hess began his employment with the Company as Vice President. As a result of his success within the Company and his familiarity with the Company's operations, Mr. Hess was appointed President and National Sales Manager of the Company in 1996. Mr. Hess has also owned several small businesses and currently serves as a director of Patrons Insurance Company and Great Plains Mutual Insurance Company. Since his appointment as President and National Sales Manager in 1996, Mr. Hess' primary business activities have been the strategic development of the Company's relationships with suppliers and growth of the Company's Master Agent program. In 2000, Mr. Hess ceased performing the functions of National Sales Manager in order to focus his activities as President of the Company on developing relationships with national suppliers and the Company's specialty programs.

     Anita Larson, 39, Vice President, General Counsel and Secretary, joined the Company in 1999. Prior to joining the Company, Ms. Larson was employed by The Equitable Life Assurance Society of the United States, New York, New York, where she was Vice President and Counsel from May 1996 to May 1999. From January 1995 to May 1996, Ms. Larson was Chief Administrative Officer of First Security
Benefit Life Insurance and Annuity Company of New York. Ms. Larson started her career at Security Benefit Group, Inc. where she was Second Vice President and Counsel. Ms. Larson received a bachelors degree from the University of Kansas and a Juris Doctorate from the University of Kansas School of Law.

     To the Company's knowledge, the directors and executive officers of the Company complied with all applicable filing requirements of section 16(a) of the Securities Exchange Act of 1934.

ITEM 10  EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate annual remuneration of the Company's chief executive office and the Company's most highly compensated executive officers who were serving as executive officers as of December 31, 2000.

NAME AND PRINCIPAL POSITION    ANNUAL COMPENSATION    LONG-TERM COMPENSATION    AGGREGATE REMUNERATION
Robert D. Orr1                            0                        0                            0
(Chief Executive Officer)
Michael Hess1                        80,000                        0                       80,000
(President)
Leland G. Orr1                       80,000                        0                       81,086
(Secretary, Treasurer)
Anita Larson2                        66,000                        0                       66,000
(Vice President)
Shawn Lowry2                         88,750                   18,609                      107,359
(Vice President)

---------------------------------------------------------
1 In addition to the compensation set forth above, Robert D. Orr, Leland G. Orr and Michael Hess receive use of a vehicle for personal and commuting use.
2 In addition to the compensation set forth above, Anita Larson and Shawn Lowry receive use of a vehicle for commuting purposes.

     Pursuant to the terms of an at will employment agreement between Ms. Larson and the Company, Ms. Larson has been retained as the manager of Brooke Life and Health, Inc., a wholly-owned subsidiary of the Company. Ms. Larson's annual salary for such employment is $66,000. Ms. Larson is also entitled to quarterly bonuses equal to 5% of the quarterly growth of the Company's life and health insurance programs. During 2000 Ms. Larson received quarterly growth bonuses totaling $6013. In addition, Ms. Larson is eligible for an annual bonus of $30,000, contingent upon the Company's consolidated operating income attaining certain specified goals. The Company anticipates that for the calendar year 2001, in the aggregate Ms. Larson's bonuses will not exceed $5,000. Ms. Larson's employment agreement contains a covenant not to compete. Although the Company believes this covenant to by fully enforceable in accordance with its terms, a court of competent jurisdiction may determine not to enforce the covenant or only partially enforce the covenant.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

VOTING SECURITIES.

                        NAME AND                         TITLE OF CLASS            NUMBER OF          PERCENTAGE
                    ADDRESS OF OWNER                                              SHARES OWNED        OF CLASS1
Robert D. Orr2                                            Common Stock               14,450             2.09%
Route #2, Box 53
Smith Center, Kansas 66967

Anita Larson2                                             Common Stock               12,000             1.73%
627 Louisiana Street
Lawrence, Kansas 66044

Leland G. Orr2                                            Common Stock                3,400             0.49%
501 Berglund Drive
Phillipsburg, Kansas 67661

Michael Hess2                                             Common Stock                2,200             0.32%
516 South Grant
Smith Center, Kansas 66967

All Executive Officers and Directors as a Group           Common Stock               32,050             4.63%
(6 persons)
Brooke Holdings, Inc.2, 3                                 Common Stock              509,531             73.53%
205 F Street
Phillipsburg, Kansas 67661

--------------------
1 Percentage based on 692,968 shares of common stock outstanding.
2 The person or entity specified above has sole voting power and sole investment power of their respective shares of the Company's common stock.
3 As of December 31, 2000, Brooke Holdings, Inc., owned 509,531 shares of the Company's common stock which represents 73.53% of the 692,968 shares of common stock outstanding. Robert D. Orr, Leland G. Orr and Michael Hess beneficially own 46.34%, 13.67% and 7.28%, respectively, of the shares of common stock of Brooke Holdings, Inc.

NON-VOTING SECURITIES. None of the officers or directors own non-voting securities of the Company. The Company is unaware of any shareholder who owns more than 10% of the Company's non-voting securities.

OPTIONS, WARRANTS, AND RIGHTS. There are no options, warrants or rights outstanding with respect to the securities of the Company.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Brooke Holdings, Inc., owns 100% of the common stock of GI Agency, Inc. Accordingly, through their ownership interest in Brooke Holdings, Inc., Robert
D. Orr,

Leland G. Orr and Michael Hess control 100% of the voting stock of GI Agency, Inc. GI Agency, Inc. owns franchise agencies which purchase Master Agent services and obtain loans from the Company at the same general prices and general terms as provided to other unaffiliated franchise agents. As of December 31, 2000, the total outstanding balance of all loans made to GI Agency, Inc. by the Company's finance subsidiary, Brooke Credit Corporation, was $1,363,426.37. Amounts owed to the Company by GI Agency, Inc. are secured by all the shares of the Company's common stock owned by Brooke Holdings, Inc. which currently represents 73.53% of the total shares outstanding. As of December 31, 2000, all but $60,000 of the loan balances of GI Agency, Inc., had been sold to an unaffiliated lender. Because of the relationships described above, certain conflicts of interest may arise between the Company and its agents in attempting to resolve disputes that occur as a result of such relationships.

     The Company has assigned all of its right, title and interest in agreements to purchase insurance agencies to GI Agency, Inc., without consideration from GI Agency, Inc. In its role of matching agency buyers and sellers, the Company from time to time executes purchase agreements to acquire agency assets and assigns them to prospective or existing franchise agents. In the event that agency assets purchased by the Company are not sold to a prospective or existing franchise agent, the Company may assign it rights and obligations pursuant to such purchase agreement to GI Agency, Inc. Such assignments allow the Company to avoid retail competition with its franchise agents and positions GI Agency, Inc. to operate such agencies until a purchaser can be identified. From January 1, 2000 through December 31, 2000, GI Agency has collected commissions on the assets subject to such assignments in the amount of $400, 153. .

     The Company shares office facilities with GI Agency, Inc. at its Grand Island, Nebraska office location. Brooke Investments, Inc., a wholly-owned subsidiary of the Company, leases the Grand Island property from an unaffiliated lessor. The Company reimburses Brooke Investments, Inc. for payments made in connection with the lease and GI Agency, Inc. reimburses the Company for its use of the facilities. In 2000, GI Agency, Inc. reimbursed the Company $335,666 for personnel expenses and $7,500 for office facilities expenses. Although expenses are allocated between the Company and GI Agency, Inc., the expense allocation has not been independently evaluated to determine fairness.

     Robert D. Orr, Leland G. Orr and Michael Hess have each guaranteed certain of the Company's obligations to banks. As of December 31, 2000, the amount of such obligations outstanding were 7,748 and are scheduled to mature no later than December 12, 2006. The loans are current: no monetary or other defaults exist. In addition, Robert D. Orr, Leland G. Orr and Michael Hess have, in some cases, each guaranteed amounts due to suppliers under certain agency agreements. The amounts guaranteed under such agency agreements varies depending on the value of premiums to be collected under such agency agreements. The continuance of these guaranties is important to the Company's prospects.

     Brooke Holdings, Inc. borrowed $300,000 from the Company with repayment secured by Brooke Holdings, Inc.'s ownership of 73.53% of the Company's common stock. As of December 31, 2000, the amount outstanding on such loan was $192,189. The loan bears interest at a rate of 11.50% per annum and is scheduled to mature on December 31, 2000.

     Anita Larson is married to John Arensberg, a partner in Arensberg Insurance of Lawrence, Kansas and Overland Park, Kansas. The Company and Arensberg Insurance have entered into a franchise agreement pursuant to which Arensberg Insurance participates in the Company's Master Agent program. In addition, the Company's finance subsidiary, Brooke Credit Corporation, has made three loans to Arensberg Insurance. As of December 31, 2000 the total outstanding balance of such loans was $851,816.08. Each of the loans bears interest at a rate adjusted annually and equal to 3% per annum over the New York prime rate, which as of the last date of determination was 11.5% for each loan as of December 31, 2000. One of the loans is scheduled to mature on October 1, 2008 and the remaining two loans are both scheduled to mature on July 1, 2009. All of the loans made to Arensberg Insurance have been sold to an unaffiliated lender.

     Ms. Anita Larson borrowed $30,000 from Brooke Credit Corporation. The loan bears interest at a rate adjusted annually and equal to 2.5% per annum over the New York prime rate, which as of the last date of determination was 12%. The loan is scheduled to mature on August 1, 2005. The purpose of the loan was to allow Ms. Larson to purchase stock of the Company.

     The Company's employee handbook contains conflicts of interest guidelines which are applicable to Company management and employees. The purpose of the guidelines is to prevent an employee in a position to influence a decision regarding the Company to use such influence for personal gain. Pursuant to the guidelines, an employee in such a position is required to notify an officer of the Company of the existence of such a situation.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  INDEX TO EXHIBITS

Exhibit No. Description
3.01        Articles of Incorporation of Brooke Financial Services, Inc., filed with the
            Secretary of State for the State of Kansas on January 22, 19861
3.02        Certificate of Amendment to the Articles of  Incorporation  of Brooke  Financial
            Service,  Inc., filed with the Secretary of State for the State of Kansas on June 1,
            19871
3.03        Certificate of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State for the State of Kansas on May 31, 19891
3.04        Certificate of Amendment to the Articles of Incorporation  of the Company,  filed with the Secretary of State for the State of Kansas on November 9, 19921
3.05        Certificate of Amendment to the Articles of Incorporation of the Company,  filed with the Secretary of State for the State of Kansas on February 23, 19931
3.06        Certificate of Amendment to the Articles of Incorporation  of the Company,  filed with the Secretary of State for the State of Kansas on February 7, 19941
3.07        Certificate of Amendment to the Articles of Incorporation of the Company,  filed with the Secretary of State for the State of Kansas on February 21, 19951
3.08        By-laws of Brooke Financial Services, Inc.1
3.09        Minutes of special meeting of stockholders of Brooke Financial Services, Inc., dated May 10, 1986, amending the by-laws1


3.10        Minutes of special meeting of stockholders of Brooke Financial Services, Inc., dated January 31, 1987, amending the by-laws1
3.11        Minutes of special meeting of stockholders of the Company, dated January 26,
            1991, amending the by-laws1
3.12        Certificate of Amendment to the By-laws of the Company, dated July 3, 20001
4.01        Indenture  dated as of July 31, 1997 (the  "Indenture"),  by and between  Brooke
            Credit  Corporation  and The First National Bank and Trust Company, relating to the issuance of the Brooke Credit Corporation, Series 1997A, Series 1997B and
            Series 1997C Bonds1
4.02        Addendum to the Indenture dated as of November 13, 1997, relating to the issuance of the Brooke Credit Corporation, Series 1997D Bonds1
4.03        Addendum to the Indenture dated as of August 28, 1998, relating to the issuance of the Brooke Credit Corporation, Series 1997E Bonds1
4.04        Guaranty  dated as of December  18, 1997,  executed by Brooke  Corporation guaranteeing  payment of  principal  and  interest on the Brooke  Credit Corporation,
            Series 1997A, Series 1997B, Series 1997C and Series 1997D Bonds1
10.01       Representative Agency Agreement between the Company and Safeco Insurance
            Company1
10.02       Representative Agency Agreement between the Company and Allied Group1
10.03       Representative Agency Agreement between the Company and EMC Insurance
            Companies1
10.04       Representative Agency Agreement between the Company and Columbia Insurance
            Group1
10.05       Representative Agency Agreement between the Company and Allstate Insurance
            Company1
10.06       Agreement for Advancement of Loan dated as of September 12, 1997, by and between GI Agency, Inc. and Brooke Credit Corporation1
10.07       Agreement for Advancement of Loan dated as of December 1, 1997, by and between GI Agency, Inc. and Brooke Credit Corporation1
10.08       Agreement for Advancement of Loan dated as of December 31, 1997, by and between GI Agency, Inc. and Brooke Credit Corporation1
10.09       Agreement for Advancement of Loan dated as of September 1, 1998, by and between GI Agency, Inc. and Brooke Credit Corporation1
10.10       Guaranty dated as of January 2, 1998, of Robert Orr, Leland Orr and Michael Hess
            guaranteeing  payment of amounts due Brooke Credit  Corporation by GI Agency,
            Inc.1
10.11       Hypothecation  Agreement  dated as of January 2, 1998,  executed by Robert Orr pledged  certain  assets as  collateral  for amount due Brooke Credit Corporation by
            GI Agency, Inc.1
10.12       Franchise Agreement dated as of September 4, 1997, by and the Company and GI
            Agency, Inc.1
10.13       Assignment of Contract Agreement dated as of June 30, 1999, by and between GI
            Agency, Inc., and the Company1
10.14       Assignment of Contract Agreement dated as of July 15, 1999, by and between GI
            Agency, Inc., and the Company1
10.15       Assignment of Contract Agreement dated as of July 15, 1999, by and between GI
            Agency, Inc., and the Company1
10.16       Assignment of Contract Agreement dated as of September 23, 1999, by and between GI Agency, Inc., and the Company1
10.17       Assignment of Contract Agreement dated as of October 1, 1999, by and between
            GI Agency, Inc., and the Company1



10.18       Purchase Agreement dated as of June 13, 2000, by and between Gerald Lanio and
            William Tyer and the Company1
10.19       Agreement for Sale of Insurance  Agency Assets dated as of March 31, 1999, by and among Royal  Specialty  Underwriting,  Inc., The American  Agency, Inc., and
            the Company1
10.20       Personal  Guaranties  dated as of May 15,  2000,  of Robert  Orr,  Leland Orr and Michael  Hess  guaranteeing  payment of amounts due Brooke  Credit Corporation by
            Austin Agency1
10.21       Form of Assignment of Stock dated as of May 15, 2000, by and among Bob
            Austin,  Sr., as assignor and Michael Hess,  Robert Orr, Leland Orr and Shawn
            Lowry, as assignee1
10.22       Life & Health Manager's Employment Agreement dated as of April 16, 1999, by and between Brooke Corporation and Anita Larson1
10.23       Lease Agreement relating to Phillipsburg, Kansas facility1
10.24       Lease Agreement relating to Overland Park, Kansas facility1
10.25       Agreement for Advancement of Loan dated as of December 7, 2000, by and between G.I. Agency, Inc. and Brooke Credit Corporation2
10.26       Personal  Guaranty dated as of December 21, 2000 of Robert D. Orr,  Leland G.
            Orr, and Mike Hess  guaranteeing  payment of amounts due Brooke Credit
            Corporation by G.I. Agency, Inc.2
10.27       Personal  Guaranty dated as of December 21, 2000 of Robert D. Orr,  Leland G.
            Orr, and Mike Hess  guaranteeing  payment of amounts due Brooke Credit
            Corporation by G.I. Agency, Inc.2
10.28       Personal  Guaranty  dated as of December 7, 2000 of Robert D. Orr,  Leland G. Orr,
            and Mike Hess  guaranteeing  payment of amounts due Brooke Credit Corporation by G.I. Agency, Inc.2
10.29       Personal  Guaranty dated as of November 30, 2000 of Robert D. Orr, Leland G.
            Orr, and Mike Hess  guaranteeing  payments of amounts due Brooke Credit
            Corporation by G.I. Agency, Inc.2
23.01       Consent of Accountants2
---------------
1    Incorporated  by reference to the  Registrant's  Registration  Statement on
     Form 10-SB filed on October 18, 2000.
2    Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BROOKE CORPORATION


                                         /s/ Robert D. Orr
                                         ---------------------------------------
                                         Robert D. Orr, Chief Executive Officer

Date: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

       Signatures                       Title                           Date
       ----------                       -----                           ----

/s/ Michael Hess             President and Director               March 30, 2001
----------------------------
Michael Hess

/s/ Leland G. Orr            Treasurer,  Chief  Financial         March 30, 2001
---------------------------- Officer, Assistant Secretary and
Leland G. Orr                Director


/s/ Anita Larson             Vice President, Secretary and        March 30, 2001
---------------------------- General Counsel
Anita Larson

                               Brooke Corporation
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

Contents
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                                 F-2


CONSOLIDATED FINANCIAL STATEMENTS                                            F-3

   CONSOLIDATED BALANCE SHEETS...............................................F-4
   CONSOLIDATED STATEMENTS OF INCOME.........................................F-5
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY................F-6
   CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................F-7
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................F-8-F-20

--------------------------------------------------------------------------------
Brooke Corporation

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Brooke Corporation:

We have audited the accompanying consolidated balance sheets of

                               BROOKE CORPORATION

as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKE CORPORATION as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Summers, Spencer & Cavanaugh, CPAs, Chartered
March 2, 2001

                               BROOKE CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS

                               BROOKE CORPORATION
                           Consolidated Balance Sheets
                           DECEMBER 31, 2000 AND 1999

                                           ASSETS
                                                                   2000            1999
                                                                   ----            ----
 Current Assets
      Cash                                                       $ 1,683,513     $ 1,902,545
      Accounts and notes receivable, net                           3,609,179       2,268,343
      Note receivable, parent company                                318,745         236,189
      Other receivables                                              229,070         128,081
      Securities                                                       1,198           1,198
      Prepaid expenses                                               147,642          90,496
                                                               --------------  --------------

         Total Current Assets                                      5,989,347       4,626,852
                                                               --------------  --------------

 INVESTMENT IN AGENCIES                                              316,520         316,520
                                                               --------------  --------------

 PROPERTY AND EQUIPMENT
      Cost                                                         2,267,095       1,862,948
      Less: Accumulated depreciation                              (1,565,446)     (1,071,767)
                                                               --------------  --------------

         Net Property and Equipment                                  701,649         791,181
                                                               --------------  --------------

 OTHER ASSETS
      Excess of cost over fair value of net assets                 1,776,328         644,828
      Less: Accumulated amortization                                (171,642)        (88,650)
      Prepaid commission guarantee                                    68,068         107,936
      Covenants not to compete                                        14,696          34,312
      Goodwill                                                         5,064           8,844
      Prepaid finders fee                                             14,847               -
      Contract database                                               42,526               -
      Deferred charges                                                44,564               -
      Deferred tax asset                                             339,151         295,766
                                                               --------------  --------------

         Net Other Assets                                          2,133,602       1,003,036
                                                               --------------  --------------

 TOTAL ASSETS                                                    $ 9,141,118     $ 6,737,589
                                                               ==============  ==============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
      Accounts payable                                             $ 442,680       $ 641,916
      Premiums payable to insurance companies                      1,966,895         650,045
      Short term debt                                                826,539               -
      Current maturities of long-term debt                         1,542,528         464,722
                                                               --------------  --------------

         Total Current Liabilities                                 4,778,642       1,756,683

 LONG-TERM DEBT                                                    4,028,887       4,332,643
                                                               --------------  --------------

 TOTAL LIABILITIES                                                 8,807,529       6,089,326
                                                               --------------  --------------

 STOCKHOLDERS' EQUITY
      Common stock, $1 par value, 1,485,000 shares
         authorized, 704,018 shares outstanding                      704,018         704,018
      Preferred stock, $75 par value, 15,000 shares
         authorized, 781 shares outstanding                           58,600          58,600
      Less: Treasury stock, 11,050 shares at cost                    (39,500)        (39,500)
      Additional paid-in capital                                   1,063,702       1,063,702
      Retained earnings                                           (1,453,231)     (1,138,557)
                                                               --------------  --------------

         Total Stockholders' Equity                                  333,589         648,263
                                                               --------------  --------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 9,141,118     $ 6,737,589
                                                               ==============  ==============



--------------------------------------------------------------------------------
See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                               BROOKE CORPORATION
                        Consolidated Statements of Income
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                      2000             1999
                                                      ----             ----
 Operating Income
      Insurance commissions                        $ 14,084,658    $  9,056,721
      Interest income                                 1,878,053         915,400
      Less: Participating interest expense           (1,588,863)       (796,495)
      Gain on sale of assets                             17,500         268,759
                                                   ------------    ------------

          Total Operating Income                     14,391,348       9,444,385
                                                   ------------    ------------

OPERATING EXPENSES
      Commissions expense                             9,579,115       5,824,660
      Payroll expense                                 2,717,550       1,836,014
      Depreciation and amortization                     437,402         365,260
      Other operating expenses                        1,458,732         973,271
                                                   ------------    ------------

          Total Operating Expenses                   14,192,799       8,999,205
                                                   ------------    ------------

INCOME FROM OPERATIONS                                  198,549         445,180
                                                   ------------    ------------

OTHER EXPENSES
      Interest expense                                  384,972         320,576
                                                   ------------    ------------

          Total Other Expenses                          384,972         320,576
                                                   ------------    ------------

      NET INCOME (LOSS) BEFORE INCOME TAXES            (186,423)        124,604

          Income tax expense (benefit)                  (43,385)         31,846
                                                   ------------    ------------

      NET INCOME (LOSS)                            $   (143,038)   $     92,758
                                                   ============    ============

       NET INCOME (LOSS) PER SHARE:
           Basic and diluted                              (0.20)           0.13


--------------------------------------------------------------------------------
See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.
                                      F-5

                               BROOKE CORPORATION
           Consolidated Statements of Changes in Stockholders' Equity
                     YEARS ENDED DECEMBER 31, 2000 AND 1999



                                        COMMON       PREFERRED       TREASURY      ADD'L PAID-     RETAINED
                                        STOCK          STOCK          STOCK        IN CAPITAL      EARNINGS          TOTAL
                                        -----          -----          -----        ----------      --------          -----
BALANCES, DECEMBER 31, 1998          $   704,018    $    58,600    $   (39,500)    $ 1,063,702    $(1,059,679)    $   727,141

Dividends paid                                --             --             --              --       (171,636)       (171,636)

Net income                                    --             --             --              --         92,758          92,758
                                     -----------    -----------    -----------     -----------    -----------     -----------

BALANCES, DECEMBER 31, 1999          $   704,018    $    58,600    $   (39,500)    $ 1,063,702    $(1,138,557)    $   648,263

Dividends paid                                --             --             --              --       (171,636)       (171,636)

Net loss                                      --             --             --              --       (143,038)       (143,038)
                                     -----------    -----------    -----------     -----------    -----------     -----------

BALANCES, DECEMBER 31, 2000          $   704,018    $    58,600    $   (39,500)    $ 1,063,702    $(1,453,231)    $   333,589


--------------------------------------------------------------------------------
See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.
                                      F-6

                               BROOKE CORPORATION
                      Consolidated Statements of Cash Flows
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                 2000            1999
                                                                 ----            ----
Cash flows from operating activities:
       NET INCOME (LOSS)                                     $  (143,038)   $    92,758

ADJUSTMENTS TO RECONCILE NET INCOME TO
       NET CASH FLOWS FROM OPERATING ACTIVITIES:

       Depreciation                                              285,609        260,019
       Amortization                                              151,793        105,241
       Gain on sale of assets                                    (17,500)      (268,759)
       Deferred income tax expense (benefit)                     (43,385)        31,846

       (Increase) decrease in assets:
            Accounts and notes receivables, net               (1,524,381)         7,230
            Prepaid expenses and other assets                   (159,083)       (17,973)

       Increase (decrease) in liabilities:
            Accounts and expenses payable                       (199,236)        20,792
            Other liabilities                                  1,316,850     (1,745,119)
                                                             -----------    -----------

       Net cash used in operating activities                    (332,371)    (1,513,965)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

       Cash payments for property and equipment                 (404,147)      (370,318)
       Purchase of insurance agency                             (412,885)      (250,000)
       Sale of insurance agency inventory                        153,000      1,987,412
                                                             -----------    -----------

       Net cash provided by (used in) investing activities      (664,032)     1,367,094
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

       Advances of long-term debt                                639,737        920,464
       Dividends paid                                           (171,636)      (171,636)
       Cash proceeds from bond issuance                          135,000        580,000
       Line of credit advance                                    660,000        660,000
       Advances on short-term borrowing                        2,369,067        615,478
       Payments on short-term borrowing                         (464,722)      (766,234)
       Payments on long-term debt                             (2,390,075)    (1,071,389)
                                                             -----------    -----------

       Net cash provided by financing activities                 777,371        766,683
                                                             -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (219,032)       619,812

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 1,902,545      1,282,733
                                                             -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                     $ 1,683,513    $ 1,902,545
                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURES:
       Cash paid for interest                                $ 1,873,930    $ 1,029,061
                                                             ===========    ===========
        Cash paid for income tax                             $         0    $         0

--------------------------------------------------------------------------------
See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.
                                      F-7

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

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

Specifically significant estimates at December 31, 2000 include "profit sharing commissions receivable" of $1,100,000 and "investment in agencies" of $316,520.

--------------------------------------------------------------------------------
Brooke Corporation
                                       F-8

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(c)  Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash on hand, cash in banks and short-term investments purchased with a maturity of three months or less to be cash and cash equivalents.

(d)  Allowance for Bad Debts

The Company considers all accounts and notes receivable to be fully collectible, therefore no allowance has been recognized for uncollectible accounts.

(e)  Revenue Recognition

Commission revenue on insurance premiums is recognized on the effective date of the policy. Premiums which are due from the insured are reported as assets of the Company and as corresponding liabilities, net of commissions, to the insurance carriers. In the event of a cancellation or reduction in premium a percentage of the commission revenue is returned to the insurance company. Commission refunds are calculated by the insurance companies and are deducted from the amounts due to the Company from insurance companies.

(f)  Property and Equipment

Depreciable   assets   are  stated  at  cost  less   accumulated   depreciation.
Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets

(g)  Excess Cost of Purchased Subsidiary

Included in other assets are unamortized costs of purchased subsidiaries in excess of the fair value of underlying net tangible assets acquired. The balance of $1,776,328 is being amortized over a 15-year period using the straight-line method. Amortization expense was $82,992 and $42,992 for the years ended December 31, 2000 and 1999, respectively. The "excess cost of purchased subsidiary" is from the purchase of stock of a subsidiary corporation. The excess cost is from the allocation in contracts for the purchase of assets. Based on historical analysis of the retention of business purchased, the attrition rate was approximately 20 years. The Company uses an amortization period of 15 years.

(h)  Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to net operating loss carryforwards that are available to offset future taxable income. The company files its federal income tax return on a consolidated basis with its subsidiaries.

--------------------------------------------------------------------------------
Brooke Corporation
                                       F-9

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(i)  Investment in Agencies

The assets included in the "Investment in Agencies" category is the purchase price paid for agency assets. These assets are available for sale and are carried at lower cost or market. (j) Gain or Loss on Sale of Assets "Investment in Agencies" gains or losses are based on the allocation of purchase price at the date of purchase for specific assets. At the time of purchase a value is determined for each type of assets purchased (i.e. life insurance commissions purchased or personal lines commissions purchased or small commercial lines commissions purchased or program commissions purchased).

(k)  Contracts Database

This asset consists of standardized loan documents which have been developed by Brooke Corporation. These contracts are available for sale to others that make these type of loans, by first purchasing a license from Brooke Corporation. A complete review and revision is scheduled for all loan documents every five years, therefore, the asset is being amortized over a five year period.

(l)  Deferred Charges

These deferred charges relate to costs associated with the public offering of preferred stock and bonds set to commence in the spring of 2001. Specifically, these costs are auditor fees, legal costs, and filing charges, which will be offset against the stock proceeds.

(m)    Equity Rights and Priviledges

Convertible preferred stock holders shall be entitled to a 14% cumulative dividend in cash of the liquidation value of such stock per share per annum, as determined by the Board of Directors. Convertible preferred stock may convert to common stock at a rate of 65 shares of preferred stock for 1 share of common stock. Convertible preferred stock has no voting rights. The common stock holders shall possess all rights and privileges afforded to capital stock by law, subject to holders of convertible preferred stock.

(n)  Per Share Data

Basic net income per share is calculated by dividing net income by the average number of shares of the Company's common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock and then dividing net income by the adjusted average number of shares of the Company's common stock outstanding.

2.   PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation of the financial statements.

--------------------------------------------------------------------------------
Brooke Corporation
                                       F-10

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

3.   NOTES RECEIVABLE
At December 31, 2000 and 1999 notes receivables consist of the following:

                                                       2000            1999
                                                       ----            ----

Agency loans                                      $ 21,075,143     $ 10,637,185
Less: Agency loan participation                    (20,897,316)     (10,312,874)
Equipment loans                                          1,927           16,791
Less: Equipment loan participation                      (1,927)         (12,791)
Consumer loans                                         173,745           21,295
Less: Consumer loan participation                     (173,745)         (21,295)
                                                  ------------     ------------

          Total notes receivable, net                  177,827          328,311

Customer and profit sharing receivables              3,431,352        1,940,032
                                                  ------------     ------------

Total accounts and notes receivable, net          $  3,609,179     $  2,268,343
                                                  ============     ============

Of the agency loans at December 31, 2000 and 1999, $925,508 and $565,766, respectively, are sold with recourse to the buyer for the principal outstanding and interest hereafter accruing from the loan. There is no default by any debtor, and hence, there is no accrued liability at December 31, 2000 and 1999. Loans to some employees for stock of the Company is included in Consumer loans and are fully participated at December 31, 2000.

Loan participation represents the transfer of notes receivable, by sale, to "participating" banks and finance companies. The Company receives consideration from the participating entities. Per SFAS 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities), these transfers are accounted for as sales. The transferred assets (i.e. notes receivables) are isolated from the Company. The participating companies obtain the right - free of conditions that constrain it from taking advantage of that right - to pledge or exchange the notes receivables. In addition, the transfer agreements do not entitle the Company or obligate the Company to repurchase or redeem the notes receivable before their maturity.

Profit sharing receivables represents the contingent commissions insurance companies owe to the Company. In addition to straight commission, contracts between an insurance company and its agents can provide for a contingent commission based upon the profitability of business produced, its persistency, the loss ratio of business produced, or other criteria. Profit sharing receivables represents the amount of contingent commissions earned but not received from the insurance companies as of December 31, 2000 and 1999.

--------------------------------------------------------------------------------
Brooke Corporation
                                       F-11

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


4.   PROPERTY AND EQUIPMENT

A summary of property and equipment and depreciation is as follows:
                                           2000                      1999
                                           ----                      ----
Furniture and fixtures                     $ 299,101                 $ 206,147
Office and computer equipment              1,435,309                 1,167,857
Automobiles                                  532,685                   488,944
                                        -------------           ---------------
                                           2,267,095                 1,862,948

Less:  Accumulated depreciation            1,565,446                 1,071,767
                                        -------------           ---------------

Property and equipment, net                $ 701,649                 $ 791,181
                                        =============           ===============

Depreciation expense                       $ 285,609                 $ 260,018
                                        =============           ===============

--------------------------------------------------------------------------------
Brooke Corporation
                                       F-12

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

5.   BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS

                                                                                            2000               1999
                                                                                            ----               ----
First  National  Bank &  Trust,  Phillipsburg,  KS,  line of  credit,  $660,000 available,  $0 not  utilized.  Due  October  2001.  Interest  rate  is  10.50%.
Collateralized by account receivable.                                                       $ 660,000         $ 660,000

Farmers  State Bank,  Phillipsburg,  KS, due December  2006.  Interest  rate is
10.75%,  payable $15,500 monthly.  Collateralized  by stock,  inventory,  fixed
assets and personal guaranty of certain officers of Brooke Corporation.                       857,748           941,760

State Bank of Colwich,  Colwich,  KS, due July 2004.  Interest  rate is 11.75%,
payable $1,435 monthly. Collateralized by insurance agency assets.                             49,995            53,226

Chrysler  Financial,  Overland  Park,  KS, due February 2000 to November  2002.
Interest  rates  are  7.80%  to  8.50%,  payable  monthly.   Collateralized  by
automobiles.                                                                                  131,000           169,892

Colonial  Pacific,  Portland,  OR, due December 2001.  Interest rate is 14.811%
payable  $2,083  monthly.   Collateralized  by  personal  guaranty  of  certain
officers of Brooke Corporation.                                                                22,912            42,882

Brooke Investments,  Inc.,  Phillipsburg,  KS, due February 2007. Interest rate is  10.00%,  payable  $1,718  monthly.  Note  is sold  to  participating  bank.
Collateralized by certain agency assets acquired by Brooke Investments, Inc.                   94,453           105,041

David  Patterson,  Sr.,  Phoenix,  AZ,  due March  2008.  Interest  rate is 0%, payable $1,112 monthly.  Unsecured deferred compensation  agreement provided by
The American Agency, Inc.                                                                      13,344            26,688

Robert B.  Patterson,  Overland Park,  KS, due February 2001.  Interest rate is
7.75%,    principal   balance   plus   accrued   interest   payable   annually.
Collateralized  by 500 shares of American  Agency,  Inc.  common  stock and the
guaranty of certain officers of Brooke Corporation.                                           222,222           444,444

Hartley Agency,  Inc., Baxter Springs,  KS, due June 2001. Interest rate is 0%, entire  balance is due at maturity.  Collateralized  by certain  agency  assets
acquired by Brooke Corporation.                                                               201,564           -

Gerald Lanio and William Tyer,  Independence,  MO, due June 2005. Interest rate is 5%, payable $207,877  annually.  Collateralized  by 900 shares of Interstate
Insurance Group, LTD common stock.                                                            900,000           -

Premier  Insurance  Agency,  Poplar Bluff, MO, due July 2005.  Interest rate is
5.00%,  payable  $147,763  annually.  Collateralized  by certain  agency assets
acquired by Brooke Corporation.                                                               639,737           673,432

Stewart  Insurance,  Monroe,  LA, due August 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation                                                                         252,245           -

APB Insurers,  Crane,  MO, due July 2001.  Interest rate is 0%, entire  balance is due at  maturity.  Collateralized  by  certain  agency  assets  acquired  by
Brooke Corporation.                                                                            77,445           -

--------------------------------------------------------------------------------
Brooke Corporation
                                       F-13

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

5.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Roppolo Insurance,  Shreveport,  LA, due July 2001. Interest rate is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation.                                                                      $ 115,283      $      -

Mesa Insurance  Agency,  Pueblo,  CO, due February  2001.  Interest rate is 0%, entire  balance is due at maturity.  Collateralized  by certain  agency  assets
acquired by Brooke Corporation.                                                               100,000             -

James Mitchell  Brown,  Lampasas,  TX, due February 2001.  Interest rate is 8%, entire  balance  due at  maturity.  Collateralized  by  certain  agency  assets
acquired by Brooke Corporation.                                                                80,000             -

Bonds payable (See Note 6)                                                                  1,980,000            1,680,000
                                                                                       ---------------      ---------------

Total bank loans, notes payable and other long-term obligations                             6,397,954            4,797,365

Less: Current maturities and short-term debt                                                2,369,067              464,722
                                                                                       ---------------      ---------------

Total long-term debt                                                                       $4,028,887           $4,332,643
                                                                                       ===============      ===============

Interest incurred on bank loans, notes payable and other long-term obligations for the years ended December 31, 2000 and 1999 is $1,973,835 and $1,117,071, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets.

Bank loans, notes payable, and other long-term obligations mature as follows:

                   BANK LOANS & BONDS
                     NOTES PAYABLE            PAYABLE             TOTAL

        2001            $ 1,609,067          $  760,000        $ 2,369,067
        2002              1,174,814             975,000          2,149,814
        2003                273,797             245,000            518,797
        2004                512,289            -                   512,289
        2005                518,990            -                   518,990
     Thereafter             328,997            -                   328,997
                    ----------------    ----------------    ---------------

                        $ 4,417,954         $ 1,980,000        $ 6,397,954
                    ================    ================    ===============


--------------------------------------------------------------------------------
Brooke Corporation
                                       F-14

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

6.   LONG-TERM DEBT, BONDS PAYABLE

Brooke Credit Corporation has offered bonds (series 1997A, 1997B and 1997C) for sale to institutional investors in $5,000 denominations. Brooke Credit Corporation has also offered bonds (series 1997D, 1998E, and 2000F) for sale to the public in $5,000 denominations. These bonds are issued in registered form with interest payable semi-annually on January 1st and July 1st of each year. These bonds are not callable by Brooke Credit Corporation and are not redeemable by the bondholder until maturity.

Brooke Credit Corporation covenants to use all bond proceeds for the purposes of funding loans or purchasing receivables. Brooke Credit Corporation has no debt and covenants not to incur obligations superior to its obligations to bondholders. Therefore, the obligation to bondholders is guaranteed by the assets and the equity of Brooke Credit Corporation.

At December 31, 2000 and 1999 the bonds payable consists of:

                                                       2000              1999
                                                       ----              ----
                                                     PRINCIPAL         PRINCIPAL
                                                     ---------         ---------
      BOND SERIES      RATE         MATURITY           VALUE             VALUE
      -----------      ----         --------           -----             -----
        1997A         10.000%    January 1, 2001    $  165,000      $  165,000
        1997B         10.250%    January 1, 2002       155,000         155,000
        1997C         10.500%    January 1, 2003       245,000         145,000
        1997D         10.125%    July 1, 2001          595,000         595,000
        1998E         10.125%    January 1, 2002       820,000         520,000
        2000F          9.125%    July 1, 2004                0               0
                                                    ----------      ----------

        Total                                       $1,980,000      $1,680,000
                                                    ==========      ==========

Interest payable is $99,905 and $80,187 at December 31, 2000 and 1999, respectively.

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
                                               2000                 1999
                                               ----                 ----
Office and computer equipment                  $ 415,843           $ 415,843
Less:  Accumulated amortization                  386,605             336,253
                                           --------------       -------------

                                               $  29,238            $ 79,590
                                           ==============       =============

Capital lease amortization is included in depreciation expense.

--------------------------------------------------------------------------------
Brooke Corporation
                                       F-15

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

8.   INCOME TAXES

The elements of income tax expense (benefit) are as follows:
                                           2000                  1999
                                           ----                  ----
                 Current                 $       0              $       0
                 Deferred                  (43,385)                31,846
                                       -------------         -------------

                                         $ (43,385)             $  31,846
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

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

                                                       2000           1999
                                                       ----           ----
 U.S. federal statutory tax rate                       30%            30%
 State statutory tax rate                               4%             4%
 Effect of the utilization of net operating
   loss carryforwards                                  (8%)           (5%)
 Miscellaneous                                         (3%)           (3%)
                                                     ---------      ---------

 Effective tax rate                                    23%            26%
                                                     =========      =========

Reconciliation of deferred tax asset:
                                                  2000               1999
                                                  ----               ----
    Beginning balance, January 1                  $295,766          $ 327,612
    Deferred income tax (expense) benefit           43,385            (31,846)
                                              -------------       ------------
    Balances balance, December 31                 $339,151          $ 295,766
                                              =============       ============

Expiration dates of net operating loss carryforwards:

                                         2010                 $811,081
                                         2020                  186,423
                                                         --------------

                                         Total                $997,504
                                                         ==============

--------------------------------------------------------------------------------
Brooke Corporation
                                       F-16

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

9.   EMPLOYEE BENEFIT PLANS

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to 15% of their compensation. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for periods ended December 31, 2000 and 1999.

10.  CONCENTRATION  OF CREDIT RISK

The Company maintains cash balances at several banks. On December 31, 2000 and 1999 the Company had account balances of $2,256,693 and $1,231,830, respectively, with one bank which exceeds the $100,000 insurance limit of the Federal Deposit Insurance Corporation.

11.  SEGMENT AND RELATED INFORMATION

The Company's two reportable segments as of and for the years ended December 31, 2000 and 1999 consisted of its insurance agency business and its finance services business. The insurance agency business includes the Company's wholly-owned subsidiaries which are licensed insurance agencies operating in the states of Kansas, Nebraska, Missouri, Colorado, Texas and Oklahoma. The Company sells insurance through its network of exclusive franchise agents, franchise sub-agents, non-exclusive brokers and insurance producers. The finance services business includes the Company's wholly-owned subsidiary, which is a licensed finance company. The Company originates loans to Brooke Corporation's franchise agents, franchise sub-agents, insurance producers and insurance policyholders. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "other corporate expenses." Management evaluates the performance of its segments and allocates resources to them based on the net income before income taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

The table below reflects summarized financial information concerning the Company's reportable segments for the years ended December 31, 2000 and 1999:

                                              INSURANCE    FINANCIAL        ELIMINATION OF      CONSOLIDATED
                                                AGENCY      SERVICES         INTERSEGMENT
                                               BUSINESS     BUSINESS           ACTIVITY            TOTALS
                                               --------     --------           --------            ------
  1999
  Insurance commissions                     $ 9,056,721  $             -      $          -         $ 9,056,721
  Interest income                                     -          979,478           (64,078)            915,400
  Interest expense                              320,576          796,495                 -           1,117,071
  Commissions expense                         5,824,660                -                 -           5,824,660
  Depreciation and amortization                 365,260                -                 -             365,260
  Segment assets                              5,509,246        2,268,343        (1,040,000)          6,737,589
  Expenditures for segment assets               370,318                -                 -             370,318


--------------------------------------------------------------------------------
Brooke Corporation
                                       F-17

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

11.  SEGMENT AND RELATED INFORMATION(CONT.)

                                              INSURANCE           FINANCIAL        ELIMINATION OF
                                                AGENCY             SERVICES         INTERSEGMENT       CONSOLIDATED
                                               BUSINESS            BUSINESS           ACTIVITY            TOTALS
                                               --------            --------           --------            ------
  2000
  Insurance commissions                     $ 14,084,658          $        -         $        -         $ 14,084,658
  Interest income                                      -           2,009,517           (131,464)           1,878,053
  Interest expense                               384,972           1,588,863                  -            1,973,835
  Commissions expense                          9,579,115                   -                  -            9,579,115
  Depreciation and amortization                  437,402                   -                  -              437,402
  Segment assets                               9,807,653             373,465         (1,040,000)           9,141,118
  Expenditures for segment assets                404,147                   -                  -              404,147


     PROFIT (LOSS)                              2000               1999
                                                ----               ----

     Total segment profit                        $3,972,359         $2,655,130
     Unallocated amounts:
         Gain on sale of investments                 17,500            268,759
         Other corporate expenses                (4,176,282)        (2,799,285)
                                            ---------------- ------------------

       Income (loss) before income taxes          $(186,423)         $ 124,604
                                            ================ ==================


--------------------------------------------------------------------------------
Brooke Corporation
                                       F-18

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

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

13.  BUSINESS ACQUISITION

The Company purchased 100% of the common stock of Interstate Insurance Group, LTD. On July 1st, 2000 by applying the purchase method of accounting. The total purchase price for such common stock was the sum of $1,200,000 and the net tangible book value, which was defined as the difference between the book value of all tangible assets and all liabilities as shown on the closing balance sheet. Tangible assets excluded all assets that are intangible in nature such as non-compete agreements, goodwill, software licenses and insurance agency expirations because it was agreed that any such intangible assets are included in the unadjusted purchase price. The six month operating period ended December 31, 2000 has been included in the consolidated financial statements.

        Book value at closing                         $ 126,581
        Less: book value of goodwill                      3,696
                                                  --------------
           Net tangible book value                      122,885
        Additional purchase amount                    1,200,000
                                                  --------------

        Total purchase price                         $1,322,885
                                                  ==============

        Excess of cost over fair value of net assets increased by a net amount at December 31, 2000 by $1,048,508.


--------------------------------------------------------------------------------
Brooke Corporation
                                       F-19

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

13.      BUSINESS ACQUISITION (CONT.)

The following summary consolidated actual and pro forma financial information should be read in conjunction with our consolidated financial statements and their related notes. The consolidated statement of operations data for the years ended December 31, 2000 and 1999 labeled "Actual" are derived from, and are qualified by reference to, the audited financial statements included. The consolidated statement of operations data for the years ended December 31, 2000 and 1999 labeled "Pro Forma" are unaudited and derived from and qualified by reference to the pro forma consolidated statements of operations included. The consolidated balance sheet data at December 31, 2000 and 1999 labeled "Actual" are derived from, and are qualified by reference to, the audited financial statements included. The consolidated balance sheet data at December 31, 2000 and 1999 labeled "Pro Forma" are unaudited and derived from and qualified by reference to the pro forma consolidated balance sheet included.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:
                                                        YEAR ENDED DECEMBER 31,                YEAR ENDED DECEMBER 31,
                                                              2000                                       1999
                                                  ACTUAL              PRO FORMA               ACTUAL             PRO FORMA
OPERATING INCOME                              $ 14,391,348          $ 15,509,924          $  9,444,385         $ 10,562,961
OPERATING EXPENSES                              14,192,799            15,307,792             8,999,205           10,114,198
NET INCOME (LOSS)                                 (143,038)             (139,455)               92,758               96,341
NET INCOME (LOSS) PER SHARE:                         (0.20)                (0.20)                 0.13                 0.14


CONSOLIDATED BALANCE SHEET DATA:
                                                            DECEMBER 31, 2000                     DECEMBER 31, 1999
                                                 ACTUAL                PRO FORMA               ACTUAL            PRO FORMA1
CASH                                            $1,683,513            $1,683,513            $1,902,545           $3,155,106
ACCOUNTS AND NOTES RECEIVABLE, NET               3,609,179             3,609,179             2,268,343            2,459,236
NET PROPERTY AND EQUIPMENT                         701,649               701,649               791,181              802,451
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS     1,604,686             1,604,686               644,828              644,828
ACCOUNTS PAYABLE                                   442,680               442,680               641,916              795,402
PREMIUMS PAYABLE TO INSURANCE COMPANIES          1,966,895             1,966,895               650,045            1,869,553
LONG-TERM DEBT                                   8,807,529             8,807,529             4,332,643            4,332,643
STOCKHOLDERS' EQUITY                               333,589               333,589               648,263              772,365


14.         SUBSEQUENT EVENTS

The Company has issued an additional $25,000, 2000F series, bonds payable in 2001. In addition, Brooke Corporation has adopted a 2001 Compensatory Stock Option Plan. The purpose of this plan is to provide increased incentive for key employees and to enable the Company to obtain and retain the services of key employees and other persons essential to the long-term success of the Company. In addition the Company has amended the Articles of Incorporation by increasing the authorized shares to ten million. Shares are divided into nine million five hundred thousand shares of common stock, one thousand shares of convertible preferred stock, one hundred thousand shares of 2002 convertible preferred stock and three hundred ninety-nine thousand shares of undesignated preferred stock.


--------------------------------------------------------------------------------
Brooke Corporation
                                       F-20