Form 10QSB
period 2001-03-31
BROOKE CORP
filed 2001-05-15
CIK 834408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________________ TO
     __________________________

                        COMMISSION FILE NUMBER: 000-31789

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

     As of March 31, 2001 there were 692,968 shares of the registrant's sole class of common stock outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes  |_|    No  |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                               BROOKE CORPORATION
                           Consolidated Balance Sheets
                                   (unaudited)
                             MARCH 31, 2001 AND 2000

                                     ASSETS

                                                                2001           2000
                                                                ----           ----
 Current Assets
   Cash                                                     $ 2,136,070    $ 1,439,008
    Accounts and notes receivable, net                        3,887,528      1,990,158
    Note receivable, parent company                             377,936        295,804
    Other receivables                                           273,026        149,704
    Securities                                                    1,198          1,198
    Prepaid expenses                                            136,629         75,896
                                                            -----------    -----------
       Total Current Assets                                   6,812,387      3,951,768
                                                            -----------    -----------
Investment in Agencies                                          316,520        316,520
                                                            -----------    -----------
Property and Equipment
   Cost                                                       2,284,413      1,902,479
    Less: Accumulated depreciation                           (1,635,446)    (1,141,767)
                                                            -----------    -----------
       Net Property and Equipment                               648,967        760,712
                                                            -----------    -----------
Other Assets
    Excess of cost over fair
      value of net assets                                     1,776,328        644,828
    Less: Accumulated
      amortization                                             (202,390)       (99,398)
    Prepaid commission guarantee                                 58,101         97,969
    Covenants not to compete                                      9,792         29,408
    Goodwill                                                      4,119          7,899
    Prepaid finders fee                                          14,720             --
    Contract database                                            41,817             --
    Deferred tax asset                                          230,380        371,069
                                                            -----------    -----------
       Net Other Assets                                       1,932,867      1,051,775
                                                            -----------    -----------
Total Assets                                                $ 9,710,741    $ 6,080,775
                                                            ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                        $   511,887    $   190,539
    Premiums payable to insurance companies                   2,467,572        932,640
    Short term debt                                             646,539             --
    Current maturities of long-term debt                      2,271,559        637,981
                                                            -----------    -----------
       Total Current Liabilities                              5,897,557      1,761,160

Long-Term Debt                                                3,329,537      3,889,968
                                                            -----------    -----------
Total Liabilities                                             9,227,094      5,651,128
                                                            -----------    -----------
Stockholders' Equity
    Common stock, $1 par value, 1,485,000 shares
       authorized, 704,018 shares outstanding                   704,018        704,018
    Preferred stock, $75 par value, 15,000 shares
       authorized, 781 shares outstanding                        58,600         58,600
    Preferred stock, $25 par value, 100,000 shares
       authorized, 3,852 shares outstanding                      96,300             --
    Less: Treasury stock, 11,050 shares at cost                 (39,500)       (39,500)
    Additional paid-in capital                                  949,225      1,063,702
    Retained earnings                                        (1,284,996)    (1,357,173)
                                                            -----------    -----------
       Total Stockholders' Equity                               483,647        429,647
                                                            -----------    -----------
Total Liabilities and Stockholders' Equity                  $ 9,710,741    $ 6,080,775
                                                            ===========    ===========

--------------------------------------------------------------------------------
See accompanying notes to financial statements and independent accountant's review report.

                               BROOKE CORPORATION
                        Consolidated Statements of Income
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                        2001            2000
                                                        ----            ----
 OPERATING INCOME
      Insurance commissions                         $ 4,461,789     $ 2,702,713
      Interest income                                   692,820         303,345
      Less: Participating interest expense             (694,388)       (283,789)
      Finder's fee                                      175,000              --
                                                    -----------     -----------
           Total Operating Income                     4,635,221       2,722,269
                                                    -----------     -----------
OPERATING EXPENSES
      Commissions expense                             2,843,472       1,868,531
      Payroll expense                                   854,824         531,908
      Depreciation and amortization                     117,400          96,564
      Other operating expenses                          382,090         382,883
                                                    -----------     -----------
           Total Operating Expenses                   4,197,786       2,879,886
                                                    -----------     -----------
INCOME (LOSS) FROM OPERATIONS                           437,435        (157,617)
                                                    -----------     -----------
OTHER EXPENSES
      Interest expense                                  117,520          93,393
                                                    -----------     -----------
           Total Other Expenses                         117,520          93,393
                                                    -----------     -----------

      NET INCOME (LOSS) BEFORE INCOME TAXES             319,915        (251,010)

           Income tax expense (benefit)                 108,771         (75,303)
                                                    -----------     -----------

      NET INCOME (LOSS)                             $   211,144     $  (175,707)
                                                    ===========     ===========

      NET INCOME (LOSS) PER SHARE:
            Basic                                          0.30           (0.25)
            Diluted                                        0.30           (0.25)

--------------------------------------------------------------------------------
See accompanying notes to financial statements and independent accountant's review report.

                               BROOKE CORPORATION
           Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                      Common        Preferred       Treasury      Add'l Paid-      Retained
                                       Stock          Stock           Stock       in Capital       Earnings           Total
                                       -----          -----           -----       ----------       --------           -----
BALANCES, DECEMBER 31, 1999         $   704,018    $    58,600    $   (39,500)    $ 1,063,702     $(1,138,557)    $   648,263

Dividends paid                               --             --             --              --         (42,909)        (42,909)

Net loss                                     --             --             --              --        (175,707)       (175,707)
                                    -----------    -----------    -----------     -----------     -----------     -----------

BALANCES, MARCH 31, 2000            $   704,018    $    58,600    $   (39,500)    $ 1,063,702     $(1,357,173)    $   429,647
                                    ===========    ===========    ===========     ===========     ===========     ===========


BALANCES, DECEMBER 31, 2000         $   704,018    $    58,600    $   (39,500)    $ 1,063,702     $(1,453,231)    $   333,589

Dividends paid                               --             --             --              --         (42,909)        (42,909)

Preferred stock issued                       --         96,300             --              --              --          96,300

Deferred charges                             --             --             --        (114,477)             --        (114,477)

Net income                                   --             --             --              --         211,144         211,144
                                    -----------    -----------    -----------     -----------     -----------     -----------

BALANCES, MARCH 31, 2001            $   704,018    $   154,900    $   (39,500)    $   949,225     $(1,284,996)    $   483,647
                                    ===========    ===========    ===========     ===========     ===========     ===========

--------------------------------------------------------------------------------
See accompanying notes to financial statements and independent accountant's review report.

                               BROOKE CORPORATION
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                               2001           2000
                                                               ----           ----
 Cash flows from operating activities:

     NET INCOME (LOSS)                                     $   211,144    $  (175,707)

ADJUSTMENTS TO RECONCILE NET INCOME TO
     NET CASH FLOWS FROM OPERATING ACTIVITIES:

     Depreciation                                               70,000         70,000
     Amortization                                               47,400         26,564
     Deferred income tax expense (benefit)                     108,771        (75,303)

     (Increase) decrease in assets:
         Accounts and notes receivables, net                  (381,496)       196,947
         Prepaid expenses and other assets                      55,576         14,600

     Increase (decrease) in liabilities:
         Accounts and expenses payable                          69,207       (451,377)
         Other liabilities                                     500,677        282,595
                                                           -----------    -----------

     Net cash provided by (used in) operating activities       681,279       (111,681)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash payments for property and equipment                  (17,318)       (39,531)
     Purchase of insurance agency                             (749,900)            --
     Sale of insurance agency inventory                        749,900             --
                                                           -----------    -----------

     Net cash used in investing activities                     (17,318)       (39,531)
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Deferred charges                                         (114,477)            --
     Dividends paid                                            (42,909)            --
     Cash proceeds from bond issuance                        1,010,000             --
     Cash proceeds from preferred stock issuance                96,300             --
     Line of credit advance                                         --        660,000
     Advances on short-term borrowing                          300,000             --
     Payments on short-term borrowing                               --        130,350
     Payments on short-term debt                              (180,000)            --
     Payments on long-term debt                             (1,280,318)    (1,102,675)
                                                           -----------    -----------

     Net cash used in financing activities                    (211,404)      (312,325)
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           452,557       (463,537)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               1,683,513      1,902,545
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 2,136,070    $ 1,439,008
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest                                $   131,872    $   374,477
                                                           ===========    ===========
     Cash paid for income tax                              $        --    $        --
                                                           ===========    ===========

--------------------------------------------------------------------------------
See accompanying notes to financial statements and independent accountant's review report.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

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

Specifically   significant   estimates   include  "profit  sharing   commissions
receivable" of $846,512 and $767,849 and "investment in agencies" of $316,520 at March 31, 2001 and 2000.

--------------------------------------------------------------------------------
See accompanying independent accountant's review report.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                  (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

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

(g)   Excess Cost of Purchased Subsidiary
Included in other assets are unamortized costs of purchased subsidiaries in excess of the fair value of underlying net tangible assets acquired. The balance of $1,776,328 is being amortized over a 15-year period using the straight-line method. Amortization expense was $30,748 and $10,748 for the three months ended March 31, 2001 and 2000, respectively. The "excess cost of purchased subsidiary" is from the purchase of stock of a subsidiary corporation. The excess cost is from the allocation in contracts for the purchase of assets. Based on historical analysis of the retention of business purchased, the attrition rate was approximately 20 years. The Company uses an amortization period of 15 years.

(h)   Income Taxes
Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to net operating loss carryforwards that are available to offset future taxable income. The company files its federal income tax return on a consolidated basis with its subsidiaries.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

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

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

3.    NOTES RECEIVABLE

At March 31, 2001 and 2000 notes receivables consist of the following:

                                                       2001             2000
                                                       ----             ----
Agency loans                                      $ 24,483,260     $ 11,767,717
Less: Agency loan participation                    (24,009,176)     (11,511,806)
Equipment loans                                          1,441           15,688
Less: Equipment loan participation                      (1,441)         (11,688)
Consumer loans                                         174,663           19,043
Less: Consumer loan participation                     (174,663)         (19,043)
                                                  ------------     ------------

          Total notes receivable, net                  474,084          259,911

Customer and profit sharing receivables              3,413,444        1,730,247
                                                  ------------     ------------

Total accounts and notes receivable, net          $  3,887,528     $  1,990,158
                                                  ============     ============

Of the  agency  loans at March  31,  2001 and  2000,  $4,158,399  and  $551,409,
respectively, are sold with recourse to the buyer for the principal outstanding and interest hereafter accruing from the loan. There is no default by any debtor, and hence, there is no accrued liability at March 31, 2001 and 2000. Loans to some employees for stock of the Company is included in Consumer loans and are fully participated at March 31, 2001 and 2000.

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

Profit sharing receivables represents the contingent commissions insurance companies owe to the Company. In addition to straight commission, contracts between an insurance company and its agents can provide for a contingent commission based upon the profitability of business produced, its persistency, the loss ratio of business produced, or other criteria. Profit sharing receivables represents the amount of contingent commissions earned but not received from the insurance companies as of March 31, 2001 and 2000.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


4.    PROPERTY AND EQUIPMENT

A summary of property and equipment and depreciation is as follows:

                                               2001            2000
                                               ----            ----
Furniture and fixtures                     $  304,855       $  208,816
Office and computer equipment               1,446,873        1,204,719
Automobiles                                   532,685          488,944
                                           ----------       ----------
                                            2,284,413        1,902,479

Less:  Accumulated depreciation             1,635,446        1,141,767
                                           ----------       ----------

Property and equipment, net                $  648,967       $  760,712
                                           ==========       ==========

Depreciation expense                       $   70,000       $   70,000
                                           ==========       ==========

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

5.    BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS

                                                                                          2001            2000
                                                                                          ----            ----
First National Bank & Trust,  Phillipsburg,  KS, line of credit,  $960,000 available,  $0 not utilized. Due October 2001. Interest rate is 10.50%.
Collateralized by account receivable.                                                  $  960,000      $  660,000

Farmers State Bank, Phillipsburg,  KS, due December 2006. Interest rate is
10.75%, payable $15,500 monthly.  Collateralized  by stock, inventory, fixed
assets and  personal  guaranty of certain  officers of Brooke Corporation.                      -         922,651

State Bank of  Colwich,  Colwich,  KS, due July 2004.  Interest  rate is 11.75%,
payable  $1,435  monthly.  Collateralized by insurance agency assets.                      47,111          50,160

Chrysler Financial, Overland Park, KS, due February 2000 to November
2002.  Interest rates are 7.80% to 8.50%, payable monthly.  Collateralized by
automobiles.                                                                              110,168         151,485

Colonial Pacific, Portland, OR, due December 2001.  Interest rate is 14.811%
payable $2,083  monthly.  Collateralized by personal guaranty of certain
officers of Brooke Corporation.                                                            17,435          38,155

Brooke Investments,  Inc.,  Phillipsburg,  KS, due February 2007.  Interest rate is 10.00%,  payable $1,718 monthly.  Note is sold to participating  bank.
Collateralized  by certain agency assets acquired by Brooke Investments, Inc.              91,637         102,492

David Patterson,  Sr., Phoenix, AZ, due March 2008. Interest rate is 0%, payable $1,112 monthly.  Unsecured deferred compensation agreement
provided by The American Agency, Inc.                                                      10,008          27,352

Robert B. Patterson,  Overland Park, KS, due February 2001. Interest rate is
7.75%,  principal balance plus accrued interest payable annually.
Collateralized by 500 shares of American Agency,  Inc. common stock and
the guaranty of certain officers of Brooke Corporation.                                         -         222,222

Hartley  Agency,  Inc.,  Baxter Springs,  KS, due June 2001.  Interest rate is
0%, entire balance is due at maturity.  Collateralized by certain agency assets
acquired by Brooke Corporation.                                                           201,564               -

Gerald Lanio and William  Tyer,  Independence,  MO, due June 2005.  Interest
rate is 5%,  payable  $207,877 annually.  Collateralized by 900 shares of
Interstate Insurance Group, LTD common stock.                                             900,000               -

Premier Insurance Agency, Poplar Bluff, MO, due July 2005.  Interest rate is
5.00%,  payable  $147,763 annually.  Collateralized by certain agency assets
acquired by Brooke Corporation.                                                           639,737         673,432

Stewart  Insurance,  Monroe,  LA, due August 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized by certain agency assets acquired
by Brooke Corporation                                                                     252,245               -

APB Insurers, Crane, MO, due July 2001. Interest rate is 0%, entire balance is due at maturity.  Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                        77,445               -

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

5.     BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Roppolo Insurance, Shreveport, LA, due July 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized by certain agency assets
acquired by Brooke Corporation.                                                        $  115,285       $       -
                                                                                       ----------       ---------

Total bank loans and notes payable                                                      3,422,635       2,847,949

Bonds payable (See Note 6)                                                              2,825,000       1,680,000
                                                                                       ----------       ---------

Total bank loans, notes payable and other long-term obligations                         6,247,635       4,527,949

Less: Current maturities and short-term debt                                            2,918,098         637,981
                                                                                       ----------      ----------

Total long-term debt                                                                   $3,329,537      $3,889,968
                                                                                       ==========      ==========

Interest incurred on bank loans, notes payable and other long-term obligations for the three months ended March 31, 2001 and 2000 is $117,520 and $85,804, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets. Bank loans, notes payable, and other long-term obligations mature as follows:

                              BANK LOANS
   TWELVE MONTHS ENDING        & NOTES                BONDS
         MARCH 31              PAYABLE               PAYABLE          TOTAL

          2002              $ 1,348,098          $ 1,570,000        $ 2,918,098
          2003                1,014,938              365,000          1,379,938
          2004                  341,203                    -            341,203
          2005                  344,092              890,000          1,234,092
          2006                  356,567                    -            356,567
       Thereafter                17,737                    -             17,737
                           -------------      ---------------      -------------
                            $ 3,422,635          $ 2,825,000        $ 6,247,635
                           =============      ===============      =============

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

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

At March 31, 2001 and 2000 the bonds payable consists of:

 Bond Series      Rate           Maturity            Principal Value                  Value
 -----------      ----           --------            ---------------                  -----
    1997A        10.000%      January 1, 2001               $   -                   $ 165,000
    1997B        10.250%      January 1, 2002             155,000                     155,000
    1997C        10.500%      January 1, 2003             245,000                     245,000
    1997D        10.125%       July 1, 2001               715,000                     595,000
    1998E        10.125%      January 1, 2002             820,000                     520,000
    2000F         9.125%       July 1, 2004               890,000                           -
                                                   ---------------             ---------------
    Total                                              $2,825,000                  $1,680,000
                                                   ===============             ===============

Interest   payable  is  $59,699   and  $42,168  at  March  31,  2001  and  2000,
respectively.

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

                                                2001                2000
                                                ----                ----
Office and computer equipment                $ 415,843           $ 415,843
Less:  Accumulated amortization                391,781             348,841
                                          -------------       -------------
                                              $ 24,062            $ 67,002
                                          =============       =============

Capital lease amortization is included in depreciation expense.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

8.    INCOME TAXES

The elements of income tax expense (benefit) are as follows:

                                               2001                   2000
                                               ----                   ----
                       Current             $       0              $      0
                       Deferred              108,771               (75,303)
                                        -------------           ------------
                                           $ 108,771              $(75,303)
                                        =============           ============

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

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

                                                          2001       2000
                                                          ----       ----
 U.S. federal statutory tax rate                          30%        30%
 State statutory tax rate                                  4%         4%
 Effect of the utilization of net operating
   loss carryforwards                                      0%        (3%)
 Miscellaneous                                             0%        (1%)
                                                        -------    -------

 Effective tax rate                                       34%        30%
                                                        =======    =======

Reconciliation of deferred tax asset:
                                                    2001            2000
                                                    ----            ----
      Beginning balance, January 1                $339,151       $ 295,766
      Deferred income tax (expense) benefit       (108,771)          75,303
                                                 ----------     -----------

      Balances balance, March 31                  $ 230,380       $ 371,069
                                                 ==========     ===========

Expiration dates of net operating loss carryforwards:

       2010                        $491,166
       2020                         186,423
                              --------------
       Total                       $677,589
                              ==============

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

9.    EMPLOYEE BENEFIT PLANS

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to 15% of their compensation. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for periods ended March 31, 2001 and 2000.

10.   CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at several banks. On March 31, 2001 and 2000 the Company had account balances of $2,242,322 and $1,464,234, respectively, with one bank which exceeds the $100,000 insurance limit of the Federal Deposit Insurance Corporation.

11.   SEGMENT AND RELATED INFORMATION

The Company's two reportable segments as of and for the three months ended March 31, 2001 and 2000 consisted of its insurance agency business and its finance services business. The insurance agency business includes the Company's wholly-owned subsidiaries which are licensed insurance agencies operating in the states of Kansas, Nebraska, Missouri, Colorado, Texas and Oklahoma. The Company sells insurance through its network of exclusive franchise agents, franchise sub-agents, non-exclusive brokers and insurance producers. The finance services business includes the Company's wholly-owned subsidiary, which is a licensed finance company. The Company originates loans to Brooke Corporation's franchise agents, franchise sub-agents, insurance producers and insurance policyholders. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "other corporate expenses." Management evaluates the performance of its segments and allocates resources to them based on the net income before income taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

The table below reflects summarized financial information concerning the Company's reportable segments for the periods ended March 31, 2001 and 2000:

                                     INSURANCE     FINANCIAL  ELIMINATION OF
                                      AGENCY       SERVICES    INTERSEGMENT   CONSOLIDATED
                                     BUSINESS      BUSINESS      ACTIVITY        TOTALS
                                     --------      --------      --------        ------
2001
Insurance commissions             $ 4,461,789   $        --   $        --    $ 4,461,789
Interest income                            --       755,174       (62,354)       692,820
Interest expense                      117,520       694,388            --        811,908
Commissions expense                 2,843,473            --            --      2,843,473
Depreciation and amortization         117,400            --            --        117,400
Segment assets                      7,120,801     4,030,020    (1,440,080)     9,710,741
Expenditures for segment assets        17,318            --            --         17,318

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

11.   SEGMENT AND RELATED INFORMATION(CONT.)

                                     INSURANCE     FINANCIAL  ELIMINATION OF
                                      AGENCY       SERVICES    INTERSEGMENT   CONSOLIDATED
                                     BUSINESS      BUSINESS      ACTIVITY        TOTALS
                                     --------      --------      --------        ------
2000
Insurance commissions             $ 2,702,713   $        --   $        --    $ 2,702,713
Interest income                            --       329,129       (25,784)       303,345
Interest expense                       93,393       283,789            --        377,182
Commissions expense                 1,868,531            --            --      1,868,531
Depreciation and amortization          96,564            --            --         96,564
Segment assets                      5,444,482     1,676,293    (1,040,000)     6,080,775
Expenditures for segment assets        39,531            --            --         39,531


  PROFIT (LOSS)                                        2001             2000
                                                       ----             ----

Total segment profit                               $ 1,381,829      $   663,781
Unallocated amounts:
    Finders fee                                        175,000               --
    Other corporate expenses                        (1,236,914)        (914,791)
                                                   -----------      -----------

   Income (loss) before income taxes               $   319,915      $  (251,010)
                                                   ===========      ===========

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

12.  SUBSEQUENT EVENTS

The Company has issued an additional $80,000, 2000F series, bonds payable. In addition, Brooke Corporation has issued 2,400 shares of $25 per share preferred stock for a total of $60,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Brooke Corporation's (the "Company") discussion of its financial condition and operating results and plan of operations includes forward-looking statements. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and are subject to change. Actual operating and financial results of the Company and the Company's actual plan of operations may differ materially from the stated plan of operations.

RESULTS OF OPERATIONS

     In April of 1999, the Company approved an expansion of its insurance agency operations which resulted in quarterly losses from the fourth quarter of 1999 through the second quarter of 2000. The Company returned to profitability in the third quarter of 2000.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Net income for the first quarter of 2001 was $211,144, or $0.30 per share, compared with a net loss in the first quarter of 2000 of $175,707 or $0.25 per share. Total revenues for the first quarter of 2001 were $4,635,221 which is an increase of approximately 70% from total revenues of $2,722,269 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations.

     Payroll expenses increased to $854,824 in the first quarter of 2001 from $531,908 in the first quarter of 2000. Commissions paid to agents increased to $2,843,472 in the first quarter of 2001 from $1,868,531 in the first quarter of 2000. Payroll and commissions expenses increased primarily as a result of the Company's expansion of its insurance agency operations. Other operating expenses decreased to $382,090 in the first quarter of 2001 from $382,883 in the first quarter of 2000.

     The Company expects increasing profits from its activities as a facilitator of insurance agency purchases by its agents. These activities include gains from the sale of agencies held in inventory, fees from buyer's assistance plans, buyer's finder fees and seller's discounts. Due to expansion of insurance agency operations, operating income from facilitator related activities increased to $175,000 in the first quarter of 2001 compared to none in the first quarter of 2000.

     Profit sharing commissions, or the Company's share of insurance company profits on policies written by the Company's agents, were estimated to be $221,000 for the period ending March 31, 2001 which was approximately 4.95% of total commissions. During the comparable period of 2000, profit sharing commissions were estimated to be $250,000, which was approximately 9.25% of total commissions.

ANALYSIS BY SEGMENT

     The Company separates insurance agency operations from finance company operations when analyzing performance.

     For performance comparisons of insurance agency operations, the Company typically analyzes operating profits and operating profit margins. Operating profits for the Company's insurance agency operations are defined as earnings before interest, taxes, depreciation and amortization. The Company typically expects operating profit margins, including profits from its facilitator related activities, from insurance agency operations in excess of 10%. For the three months ending March 31, 2001, the Company's insurance agency operating profits were $439,003 on insurance commissions of $4,461,789, resulting in an operating profit margin of approximately 9.84%. During the comparable period of 2000, operating losses for insurance agency operations were $177,173 on insurance commissions of $2,702,713, resulting in a negative operating profit margin of approximately 6.56%. The increase in operating profit margins was primarily the result of the Company's expansion of insurance agency operations, including facilitator related activities.

     In the first quarter of 2001, most of the Company's revenues and all of the Company's profits were generated from its insurance agency operations. However, the Company expects net interest margins from its finance company operations to contribute to profits in future quarters. Total interest income for the first quarter of 2001 was $692,820 which is an increase of approximately 128% from total interest income of $303,345 during the comparable period of the prior year. This increase is the result of a loan portfolio that grew from $11,802,448 on March 31, 2000 to $24,659,364 on March 31, 2001. The net interest loss on the Company's loan portfolio for the first quarter of 2001 was $1,568 compared with net interest income of $19,556 in the first quarter of 2000. Larger than expected payments to participating lenders was the reason for the decline in net interest margins.

LIQUIDITY AND CAPITAL RESOURCES

     For the three-month period ending March 31, 2001, $681,279 in cash was provided by operating activities and $17,318 in cash was used to acquire insurance agencies and other property. Net cash of $211,404 was used in financing activities, so the Company's cash balance of $2,136,070 at March 31, 2001 increased by $452,557 from $1,683,513 at December 31, 2000.

     The Company had a current ratio (current assets to current  liabilities) of
1.16 as of March 31, 2001 compared to 1.25 as of December 31, 2000. The decrease in the Company's current ratio is primarily due to an increase of $729,031 in the current portion of long-term debt.

     The Company believes that its existing cash, cash equivalents, funds generated from operations and funds generated from financing activities, especially bond issuances, will be sufficient to satisfy its normal financial needs through at least the end of 2001. Additionally, the Company believes that funds generated from future operations and future financing activities, especially bond issuances, will be sufficient to satisfy its future financing needs, including the required annual principal payments of its long-term debt, bonds and any potential future tax liabilities.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 27, 2001, the Company commenced the offering of 100,000 shares of its 2002 Convertible Preferred Stock, par value $25.00 per share (the "2002 Convertible Preferred Stock"). As of March 31, 2001, the Company had sold 3,852 shares of 2002 Convertible Preferred Stock for an aggregate purchase price of $96,300. The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147. The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas. The Company's offering of 2002 Convertible Preferred Stock is currently ongoing.

     On or prior to April 1, 2002, the holders of 2002 Convertible Preferred Stock have the right, at their option, to convert all or part of their 2002 Convertible Preferred Stock into common stock of the Company ("Common Stock"). In the event that a holder of 2002 Convertible Preferred Stock elects to convert its shares to Common Stock, one share of 2002 Convertible Preferred Stock shall be exchanged for one share of Common Stock. The conversion of shares shall occur immediately upon written notice to the Company. At any time after April 1, 2002, the Company has the option to redeem its 2002 Convertible Preferred Stock by paying $27.50 for each share held.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting the stockholders of the Company was held on February 27, 2001. The following table sets forth each of the proposals the stockholders were asked to vote upon and the results of the meeting:

                                    PROPOSAL                                         RESULTS
                                    --------                                         -------
1.   A proposal to approve the Brooke  Corporation 2001  Compensatory  Stock     For          570,092
     Option Plan                                                                 Against          250
                                                                                 Abstain        5,100

2.   A proposal to approve an amendment to the Articles of  Incorporation of     For          571,492
     Brooke  Corporation  to  authorize  the  creation of 499,000  shares of     Against        1,250
     preferred stock                                                             Abstain        2,700

3.   A proposal to approve an amendment to the Articles of  Incorporation of     For          572,092
     Brooke   Corporation  to  provide  the  Board  of  Directors  with  the     Against          250
     authority to issue Preferred Stock                                          Abstain        3,100


4.   A proposal to approve an amendment to the Articles of Incorporation of      For          571,642
     Brooke Corporation to increase the number of authorized shares of           Against          500
     common stock of Brooke Corporation from 1,485,000 to 9,500,000              Abstain        3,300

5.   A proposal to approve an amendment to the Articles of  Incorporation of     For          571,042
     Brooke  Corporation  to  decrease  the number of  authorized  shares of     Against          500
     Convertible Preferred Stock from 15,000 to 1,000                            Abstain        3,300

     A special preferred stockholders meeting of the Company was held on February 27, 2001. The following is the proposal that the preferred stockholders were asked to vote upon and the results of the meeting:

                                    PROPOSAL                                         RESULTS
                                    --------                                         -------
1.   A proposal to approve an amendment the Articles of Incorporation of         For            481
     Brooke Corporation to decrease the number of authorized shares of           Against          0
     Convertible Preferred Stock of the Company from 15,000 to 1,000             Abstain          0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-B:

            Exhibit No.     Description
            -----------     -----------

            3.01*           Amendment and Restatement to the
                            Articles of Incorporation of Brooke Corporation

(b) Reports on Form 8-K: During the third quarter of 2000 no reports on Form 8-K were filed.

--------------------------
*  Filed herewith.

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  May 15, 2001             BROOKE CORPORATION


                                By:  /s/ Robert D. Orr
                                     ------------------------------------------
                                        Robert D. Orr, Chief Executive Officer


                                By:  /s/ Leland G. Orr
                                     ------------------------------------------
                                        Leland G. Orr, Treasurer, Chief
                                        Chief Financial Officer, Assistant
                                        Secretary and Director