Form 10QSB
period 2001-06-30
BROOKE CORP
filed 2001-08-20
CIK 834408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

     As of August 15, 2001 there were 692,968 shares of the registrant's sole class of common stock outstanding.


Transitional Small Business Disclosure Format (Check One):  Yes  |_|    No  |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Brooke Corporation:

We have reviewed the accompanying consolidated balance sheets of

                               BROOKE CORPORATION

as of June 30, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the six month periods then ended. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles generally accepted in the United States.

     As discussed in Note 13 to the financial statements, certain errors resulting in overstatement of previously reported income were discovered by management of the Company during the current year. Accordingly, the 2000 financial statements have been restated to correct the errors.

Summers, Spencer & Cavanaugh, CPAs, Chartered
August 3, 2001

                               BROOKE CORPORATION
                           Consolidated Balance Sheets
                                   (unaudited)
                             JUNE 30, 2001 AND 2000


                                   ASSETS
                                                 2001             2000
                                                 ----             ----
 CURRENT ASSETS
     Cash                                     $ 3,853,166       $ 1,634,919
     Accounts and notes receivable, net         3,961,792         1,851,327
     Note receivable, parent company              207,075           111,364
     Other receivables                            867,877           290,134
     Securities                                     1,198             1,198
     Prepaid expenses                             153,476           112,480
                                             -------------   ---------------
        Total Current Assets                    9,044,584         4,001,422
                                             -------------   ---------------

 INVESTMENT IN AGENCIES                                 -           316,520
                                             -------------   ---------------
 PROPERTY AND EQUIPMENT
     Cost                                       2,351,501         2,185,979
     Less: Accumulated depreciation            (1,705,446)       (1,419,837)
                                             -------------   ---------------
        Net Property and Equipment                646,055           766,142
                                             -------------   ---------------
 OTHER ASSETS
     Excess of cost over fair value of
         net assets                             2,092,848         1,776,328
     Less: Accumulated amortization              (295,749)         (150,709)
     Prepaid commission guarantee                  48,134            88,002
     Covenants not to compete                       4,888            24,504
     Goodwill                                       3,174            10,650
     Prepaid finders fee                           14,594            61,885
     Contract database                             41,108                 -
     Deferred tax asset                           496,645           722,600
                                             -------------   ---------------
        Net Other Assets                        2,405,642         2,533,260
                                             -------------   ---------------
 TOTAL ASSETS                                $ 12,096,281       $ 7,617,344
                                             =============   ===============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
     Accounts payable                         $ 1,012,229         $ 243,625
     Premiums payable to insurance companies    2,518,691         1,944,412
     Unearned buyer assistance plan fees          100,846                 -
     Accrued commission refunds                   267,217           156,690
     Short term debt                              986,674           201,564
     Current maturities of long-term debt       2,349,154           861,972
                                             -------------   ---------------
        Total Current Liabilities               7,234,811         3,408,263

 LONG-TERM DEBT                                 4,656,502         4,534,015
                                             -------------   ---------------
 TOTAL LIABILITIES                             11,891,313         7,942,278
                                             -------------   ---------------
 STOCKHOLDERS' EQUITY
     Common stock, $1 par value, 9,500,000
        shares authorized, 704,018 shares
        outstanding                               704,018           704,018
     Preferred stock, $75 par value,
        1,000 shares authorized, 781 shares
        outstanding                                58,600            58,600
     Preferred stock, $25 par value, 499,000
        shares authorized, 17,639 shares
        outstanding                               440,975                 -
     Less: Treasury stock, 11,050 shares
        at cost                                   (39,500)          (39,500)
     Additional paid-in capital                   891,989         1,063,702
     Retained earnings                         (1,851,114)       (2,111,754)
                                             -------------   ---------------
        Total Stockholders' Equity                204,968          (324,934)
                                             -------------   ---------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 12,096,281       $ 7,617,344
                                             =============   ===============

--------------------------------------------------------------------------------
See accompanying notes to financial statements and independent accountant's review report.

                               BROOKE CORPORATION
                        Consolidated Statements of Income
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                                                      2001             2000
                                                      ----             ----
 OPERATING INCOME
     Insurance commissions                        $ 10,252,831     $  5,775,730
     Interest income                                 1,682,540          612,349
     Less: Participating interest expense           (1,562,601)        (575,597)
     Finder's fee                                      175,000               --
     Gain (loss) on sale of agencies                   449,580          (58,500)
     Buyer assistance plan fees                        317,203               --
                                                  ------------     ------------

         Total Operating Income                     11,314,553        5,753,982
                                                  ------------     ------------

OPERATING EXPENSES
     Commissions expense                             7,377,527        4,014,143
     Payroll expense                                 1,832,972        1,061,133
     Depreciation and amortization                     251,352          199,225
     Other operating expenses                          833,220          641,986
                                                  ------------     ------------

         Total Operating Expenses                   10,295,071        5,916,487
                                                  ------------     ------------

INCOME (LOSS) FROM OPERATIONS                        1,019,482         (162,505)
                                                  ------------     ------------

OTHER EXPENSES
     Interest expense                                  228,243          189,159
                                                  ------------     ------------

         Total Other Expenses                          228,243          189,159
                                                  ------------     ------------

     NET INCOME (LOSS) BEFORE INCOME TAXES             791,239         (351,664)

         Income tax expense (benefit)                  269,021         (119,566)
                                                  ------------     ------------

     NET INCOME (LOSS)                            $    522,218     $   (232,098)
                                                  ============     ============

      NET INCOME (LOSS) PER SHARE:
          Basic                                           0.74            (0.33)
          Diluted                                         0.71            (0.32)


--------------------------------------------------------------------------------
See accompanying notes to financial statements and independent accountant's review report.

                               BROOKE CORPORATION
           Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                        COMMON        PREFERRED       TREASURY       ADD'L PAID-       RETAINED
                                         STOCK          STOCK           STOCK        IN CAPITAL        EARNINGS         TOTAL
                                     -------------  --------------  -------------  ---------------  --------------  --------------
 BALANCES, DECEMBER 31, 1999            $ 704,018        $ 58,600      $ (39,500)     $ 1,063,702    $ (1,138,557)      $ 648,263
 (As previously reported)
 Revenue recognition change for
   profit sharing receivable                                                                             (895,000)       (895,000)
 Accelerated amortization method
   implementation                                                                                         (36,053)        (36,053)
 Accrual of commission refunds                                                                           (104,988)       (104,988)
 Receivable of commissions refunds
   from agents                                                                                             73,492          73,492
 Prior period adjustments to
   deferred tax asset                                                                                     307,268         307,268
                                     -------------  --------------  -------------  ---------------  --------------  --------------

 BALANCES, DECEMBER 31, 1999            $ 704,018        $ 58,600      $ (39,500)     $ 1,063,702    $ (1,793,838)       $ (7,018)
 (As restated)
 Dividends paid                            -              -               -               -               (85,818)        (85,818)

 Net loss                                  -              -               -               -              (232,098)       (232,098)
                                     -------------  --------------  -------------  ---------------  --------------  --------------
 BALANCES, JUNE 31, 2000                $ 704,018        $ 58,600      $ (39,500)     $ 1,063,702    $ (2,111,754)     $ (324,934)
                                     =============  ==============  =============  ===============  ==============  ==============


 BALANCES, DECEMBER 31, 2000            $ 704,018        $ 58,600      $ (39,500)     $ 1,063,702     $(1,453,231)      $ 333,589
 (As previously reported)
 Revenue recognition change for
    profit sharing receivable                                                                          (1,100,000)     (1,100,000)
 Accelerated amortization method
    implementation                                                                                        (44,387)        (44,387)
 Accrual of commission refunds                                                                           (233,566)       (233,566)
 Recognition of fair market value
    of contributed services                                                                               (40,000)        (40,000)
 Receivable of commissions refunds
    from agents                                                                                           163,496         163,496
 Prior period adjustments to
    deferred tax asset                                                                                    426,515         426,515
                                     -------------  --------------  -------------  ---------------  --------------  --------------

 BALANCES, DECEMBER 31, 2000            $ 704,018        $ 58,600      $ (39,500)     $ 1,063,702     $(2,281,173)      $(494,353)
 (As restated)
 Dividends paid                            -              -               -               -               (92,159)        (92,159)

 Preferred stock issued                    -              440,975         -               -               -               440,975

 Deferred charges                          -              -               -              (171,713)        -              (171,713)

 Net income                                -              -               -               -               522,218         522,218
                                     -------------  --------------  -------------  ---------------  --------------  --------------
 BALANCES, JUNE 31, 2001                $ 704,018       $ 499,575      $ (39,500)       $ 891,989    $ (1,851,114)      $ 204,968
                                     =============  ==============  =============  ===============  ==============  ==============

--------------------------------------------------------------------------------
See accompanying notes to financial statements and independent accountant's review report.
                                       4

                               BROOKE CORPORATION
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                          2001           2000
                                                          ----           ----
 CASH FLOWS FROM OPERATING ACTIVITIES:

    NET INCOME (LOSS)                                $   522,218    $  (232,098)

ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH FLOWS FROM OPERATING ACTIVITIES:
    Depreciation                                         140,000        140,000
    Amortization                                         111,352         59,225
    Deferred income tax expense (benefit)                269,021       (119,566)

    (Increase) decrease in assets:
       Accounts and notes receivables, net            (2,085,324)      (441,720)
       Prepaid expenses and other assets                  (5,834)       (21,984)

    Increase (decrease) in liabilities:
       Accounts and expenses payable                     569,549        398,291
       Other liabilities                                 686,293      1,316,069
                                                     -----------    -----------
    Net cash provided by (used in)
       operating activities                              207,275      1,098,217
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash payments for property and equipment             (84,406)      (323,031)
    Purchase of insurance agency                      (3,343,642)      (412,885)
    Sale of insurance agency inventory                 3,793,222             --
                                                     -----------    -----------
    Net cash used in investing activities                365,174       (735,916)
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred charges                                    (171,713)            --
    Dividends paid                                       (92,159)            --
    Cash proceeds from bond issuance                   1,575,000             --
    Cash proceeds from preferred stock issuance          440,975             --
    Line of credit advance                               600,000        660,000
    Advances on short-term borrowing                     898,649        448,058
    Payments on short-term borrowing                    (738,514)      (708,082)
    Advances on long-term debt                         1,736,045      1,386,367
    Payments on long-term debt                        (2,651,079)    (2,416,270)
                                                     -----------    -----------
    Net cash used in financing activities              1,597,204       (629,927)
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                    2,169,653       (267,626)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                 1,683,513      1,902,545
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                     $ 3,853,166    $ 1,634,919
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest                           $ 1,579,273    $   723,890
                                                     ===========    ===========
    Cash paid for income tax                         $        --    $        --
                                                     ===========    ===========

--------------------------------------------------------------------------------
See accompanying notes to financial statements and independent accountant's review report.
                                       5

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Organization

Brooke Corporation was incorporated under the laws of the State of Kansas on January 17, 1986. The Company's registered offices are located in Phillipsburg, Kansas. Brooke Holdings, Inc. owns 73.84% of the Company's common stock. The Company recruits fully vested franchise agents to sell insurance and financial services. Most of the Company's revenues result from the sale of property and casualty insurance, however, the Company also offers life and health insurance services, investment services and credit services.

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

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                       6

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

(e)  Revenue Recognition

Commission revenue on insurance premiums is generally recognized as of the effective date of the policies or, in certain cases, as of the effective date or billing date, whichever is later. Contingent commissions are generally recognized when received. Premiums due from the insured are reported as assets of the Company and as corresponding liabilities, net of commissions, to the insurance carriers. In the event of a cancellation or reduction in premium, a percentage of the commission revenue is returned to the insurance company. Commission refunds are calculated by the insurance companies and are deducted from amounts due to the Company. The Company has estimated and accrued a liability for commission refunds of $267,217 and $156,690 as of June 30, 2001 and 2000, respectively.

(f)  Property and Equipment

Depreciable   assets   are  stated  at  cost  less   accumulated   depreciation.
Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

(g)  Excess Cost of Purchased Subsidiary

Included in other assets are unamortized costs of purchased subsidiaries in excess of the fair value of underlying net tangible assets acquired. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization expense was $111,352 and $59,225 for the six months ended June 30, 2001 and 2000, respectively. The "excess cost of purchased subsidiary" resulted from the purchase of a subsidiary corporation. In 2001, management elected to reclassify Investment in Agencies of $316,520 to this account because management's intention is no longer to sell the agencies.

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                       7

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(h)  Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to net operating loss carryforwards that are available to offset future taxable income. The company files its federal income tax return on a consolidated basis with its subsidiaries.

(i)  Investment in Agencies

The assets included in the "Investment in Agencies" category is the purchase price paid for agency assets. In 2001, management elected to reclassify Investment in Agencies of $316,520 to other assets because management's intention is no longer to sell the agencies.

(j)  Gain or Loss on Sale of Assets

"Investment in Agencies" gains or losses are based on the allocation of purchase price at the date of purchase for specific assets. At the time of purchase, a value is determined for each type of assets purchased (i.e. life insurance commissions purchased or personal lines commissions purchased or small commercial lines commissions purchased or program commissions purchased).

(k)  Contracts Database

Contracts database consists of standardized loan documents which have been developed by Brooke Corporation. These contracts are available for sale to others that make these type of loans, by first purchasing a license from Brooke Corporation. A complete review and revision is scheduled for all loan documents every five years, therefore, the asset is being amortized over a five year period.

(l)  Deferred Charges

Deferred charges relate to costs associated with the public offering of preferred stock and bonds set to commence in the spring of 2001. Specifically, these costs are auditor fees, legal costs, and filing charges, which will be offset against the stock proceeds.

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                       8

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(m)  Equity Rights and Priviledges

Convertible preferred stockholders shall be entitled to a 9% cumulative dividend in cash of the liquidation value of such stock per share per annum, as determined by the Board of Directors. Convertible preferred stock may convert to common stock at a rate of 13 shares of common stock for 1 share of preferred stock. Convertible preferred stock has no voting rights. Holders of Convertible Preferred Stock, upon liquidation or dissolution of the Company, are entitled to be paid an amount equal to $75 for each share of preferred stock not converted into common stock before any amount may be paid to holders of common stock. In addition to the Convertible Preferred Stock, the Company is authorized to issue 499,000 shares of preferred stock. The authorized shares consist of 100,000 shares of 2002 Convertible Preferred Stock and 399,000 share of "undesignated" preferred stock. The holders of the 2002 Convertible Preferred Stock are entitled to receive a cumulative dividend in cash at the rate of 10% of the liquidation value of such stock per share per annum payable, if determined by the Board of Directors. On or prior to April 1, 2002, the holders of 2002 convertible preferred stock have the right, at their option, to convert their share to common stock; one share of 2002 Convertible Preferred Stock will be exchanged for one share of common stock. In the case of liquidation or dissolution of the Company, the holders of the 2002 Convertible Preferred Stock shall be entitled to be paid in full the liquidation value, $25 per share, after payment of full liquidation value to the holders of Convertible Preferred Stock and before the holders of common stock. The common stockholders shall possess all rights and privileges afforded to capital stock by law, subject to holders of convertible preferred stock.

(n)  Per Share Data

Basic net income per share is calculated by dividing net income by the average number of shares of the Company's common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, deducting preferred stock dividends, and then dividing net income by the adjusted average number of shares of the Company's common stock outstanding.

(o)  Buyer Assistance Plan

The Company introduced a specialty program (buyer assistance plan) to provide agency buyers assistance with their new agency ownership. The Company assists new agency owners by providing an inspection report on their new agency, marketing assistance, and commission cash flow assistance. Most of the service provided by the Company is performed in the early stages of agency ownership, however, there is a portion of "ongoing" service for the first year. Unearned buyer assistance plan fees are $100,846 at June 30, 2001.

(p)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation of the financial statements.

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                       9

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

2.   NOTES RECEIVABLE

At June 30, 2001 and 2000 notes receivables consist of the following:

                                                       2001             2000
                                                       ----             ----

Agency loans                                      $ 29,941,485     $ 16,405,425
Less: Agency loan participation                    (29,497,403)     (15,999,478)
Equipment loans                                            941           14,556
Less: Equipment loan participation                        (941)         (10,556)
Consumer loans                                         154,783          167,049
Less: Consumer loan participation                     (154,783)        (167,049)
                                                  ------------     ------------

          Total notes receivable, net                  444,082          409,948

Customer receivables                                 3,517,710        1,441,379
                                                  ------------     ------------

Total accounts and notes receivable, net          $  3,961,792     $  1,851,327
                                                  ============     ============

Of the  agency  loans  at June 30,  2001  and  2000,  $7,993,732  and  $537,127,
respectively, are sold with recourse to the buyer for the principal outstanding and interest hereafter accruing from the loan. There is no default by any debtor, and hence, there is no accrued liability at June 30, 2001 and 2000. Loans to some employees for stock of the Company is included in Consumer loans and are fully participated at June 30, 2001 and 2000.

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

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      10

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


3.   PROPERTY AND EQUIPMENT

A summary of property and equipment and depreciation is as follows:

                                           2001                      2000
                                           ----                      ----

Furniture and fixtures                     $ 304,855                 $ 288,081
Office and computer equipment              1,460,891                 1,408,954
Automobiles                                  585,755                   488,944
                                      ---------------           ---------------
                                           2,351,501                 2,185,979

Less:  Accumulated depreciation            1,705,446                 1,419,837
                                      ---------------           ---------------

Property and equipment, net                $ 646,055                 $ 766,142
                                      ===============           ===============

Depreciation expense                       $ 140,000                 $ 140,000
                                      ===============           ===============

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      11

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

4.   BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS

                                                                                            2001               2000
                                                                                            ----               ----
First  National  Bank &  Trust,  Phillipsburg,  KS,  line of  credit,  $960,000 available,  $360,000  not  utilized.  Due July 2002.  Interest  rate is 10.50%.
Collateralized by account receivable.                                                       $ 600,000         $ 660,000

Farmers  State Bank,  Phillipsburg,  KS, due December  2006.  Interest  rate is
10.75%,  payable $15,500 monthly.  Collateralized  by stock,  inventory,  fixed
assets and personal guaranty of certain officers of Brooke Corporation.                             -           904,281

State Bank of Colwich,  Colwich,  KS, due July 2004.  Interest  rate is 11.75%,
payable $1,435 monthly. Collateralized by insurance agency assets.                             44,173            47,022

Chrysler  Financial,  Overland  Park,  KS, due February 2000 to November  2002.
Interest  rates  are  7.80%  to  8.50%,  payable  monthly.   Collateralized  by
automobiles.                                                                                  145,213           155,780

Colonial  Pacific,  Portland,  OR, due December 2001.  Interest rate is 14.811%
payable  $2,083  monthly.   Collateralized  by  personal  guaranty  of  certain
officers of Brooke Corporation.                                                                11,766            33,265

Brooke Investments,  Inc.,  Phillipsburg,  KS, due February 2007. Interest rate is  10.00%,  payable  $1,718  monthly.  Note  is sold  to  participating  bank.
Collateralized by certain agency assets acquired by Brooke Investments, Inc.                   88,751            99,879

David  Patterson,  Sr.,  Phoenix,  AZ,  due March  2008.  Interest  rate is 0%, payable $1,112 monthly.  Unsecured deferred compensation  agreement provided by
The American Agency, Inc.                                                                       6,672            20,106

Robert B.  Patterson,  Overland Park,  KS, due February 2001.  Interest rate is
7.75%,    principal   balance   plus   accrued   interest   payable   annually.
Collateralized  by 500 shares of American  Agency,  Inc.  common  stock and the
guaranty of certain officers of Brooke Corporation.                                                -            222,222

Hartley Agency,  Inc., Baxter Springs,  KS, due June 2001. Interest rate is 0%, entire  balance is due at maturity.  Collateralized  by certain  agency  assets
acquired by Brooke Corporation.                                                                    -            201,564

Gerald Lanio and William Tyer,  Independence,  MO, due June 2005. Interest rate is 5%, payable $207,877  annually.  Collateralized  by 900 shares of Interstate
Insurance Group, LTD common stock.                                                            900,000           900,000

Premier  Insurance  Agency,  Poplar Bluff, MO, due July 2005.  Interest rate is
5.00%,  payable  $147,763  annually.  Collateralized  by certain  agency assets
acquired by Brooke Corporation.                                                               639,737           673,432

Stewart  Insurance,  Monroe,  LA, due August 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation                                                                         252,245                 -

APB Insurers,  Crane,  MO, due July 2001.  Interest rate is 0%, entire  balance is due at  maturity.  Collateralized  by  certain  agency  assets  acquired  by
Brooke Corporation.                                                                            77,445                 -

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      12

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

5.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)
Roppolo Insurance,  Shreveport,  LA, due July 2001. Interest rate is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation.                                                                      $ 115,285         $     -

McCrory & Associates,  due October 2005,  Interest rate is 0%, payable  $30,000
annually.   Collateralized   by  certain  agency  assets   acquired  by  Brooke
Corporation.                                                                                   10,000               -

Dawn Insurance Agency, Inc.  Strasburg,  CO, due May 2003. Interest rate is 0%, payable $43,322  annually.  Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                            86,644               -

Anderson Insurance Agency,  Inc, Ballwin,  MO, due June 2006.  Interest rate is
7%, first  installment  of $146,805 due July 2001, and annual  installments  of
$133,250  thereafter.  Collateralized  by certain  agency  assets  acquired  by
Brooke Corporation.                                                                           693,225               -

Anderson Insurance Agency,  Inc, Ballwin,  MO, due June 2006.  Interest rate is
7%,  first  installment  of $7,543 due July 2001,  and annual  installments  of
$6,708  thereafter.  Collateralized by certain agency assets acquired by Brooke
Corporation.                                                                                   35,000               -

Ely Insurance  Services,  Inc., Tampa, FL, due June 2002. Interest rate is 0%,, entire  balance is due at maturity.  Collateralized  by certain  agency  assets
acquired by Brooke Corporation.                                                                82,549               -

Anderson  Insurance Agency,  Inc, Ballwin,  MO, due May 2002.  Interest rate is
7.5%,  entire  balance is due at  maturity.  Collateralized  by certain  agency
assets acquired by Brooke Corporation.                                                        163,300               -

Phares and Lites Agency,  Inc.,  Many, LA, due June 2001.  Interest rate is 0%, entire  balance is due at maturity.  Collateralized  by certain  agency  assets
acquired by Brooke Corporation.                                                               207,825               -

Bruner  Insurance  Agency,  Marianna,  FL, due June 2004.  Interest rate is 5%, payable  $101,900  annually.  Collateralized  by certain agency assets acquired
by Brooke Corporation.                                                                        277,500               -
                                                                                       ---------------      ---------------
Total bank loans and notes payable                                                          4,437,330         3,917,551

Bonds payable (See Note 6)                                                                  3,555,000         1,680,000
                                                                                       ---------------      ---------------

Total bank loans, notes payable and other long-term obligations                             7,992,330         5,597,551

Less: Current maturities and short-term debt                                                3,335,828         1,063,536
                                                                                       ---------------      ---------------

Total long-term debt                                                                       $4,656,502        $4,534,015
                                                                                       ===============      ===============

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      13

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

5.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Interest incurred on bank loans, notes payable and other long-term obligations for the six months ended June 30, 2001 and 2000 is $228,243 and $189,159, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets.

Bank loans, notes payable, and other long-term obligations mature as follows:

                                  BANK LOANS &        BONDS
  TWELVE MONTHS ENDING JUNE 30    NOTES PAYABLE      PAYABLE            TOTAL

              2002                $ 1,765,828      $ 1,570,000      $ 3,335,828
              2003                  1,191,296          365,000        1,556,296
              2004                    554,647        1,620,000        2,174,647
              2005                    446,015         -                 446,015
              2006                    469,542         -                 469,542
           Thereafter                  10,002         -                  10,002
                                 -------------    -------------    -------------

                                  $ 4,437,330      $ 3,555,000      $ 7,992,330
                                 =============    =============    =============

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      14

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

5.   LONG-TERM DEBT, BONDS PAYABLE

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

At June 30, 2001 and 2000 the bonds payable consists of:

                                                    2001              2000
                                                  PRINCIPAL         PRINCIPAL
 BOND SERIES      RATE        MATURITY              VALUE             VALUE
 -----------      ----        --------              -----             -----

    1997A       10.000%   January 1, 2001      $         -          $ 165,000
    1997B       10.250%   January 1, 2002            155,000          155,000
    1997C       10.500%   January 1, 2003            245,000          245,000
    1997D       10.125%     July 1, 2001             715,000          595,000
    1998E       10.125%   January 1, 2002            820,000          520,000
    2000F        9.125%     July 1, 2004           1,620,000          -
                                               --------------   --------------
    Total                                         $3,555,000       $1,680,000
                                               ==============   ==============

Interest   payable  is  $138,217   and  $84,336  at  June  30,  2001  and  2000,
respectively.

6.   LONG-TERM DEBT, CAPITAL LEASES

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

                                          2001                     2000
                                          ----                     ----
Office and computer equipment             $ 415,843               $ 415,843
Less:  Accumulated amortization             396,957                 361,429
                                      --------------           -------------
                                          $  18,886               $  54,414
                                      ==============           =============

Capital lease amortization is included in depreciation expense.

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      15

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

7.   INCOME TAXES

The elements of income tax expense (benefit) are as follows:

                                            2001                  2000
                                            ----                  ----
                 Current                   $       0            $       0
                 Deferred                    269,021             (119,566)
                                        -------------         -------------
                                           $ 269,021            $(119,566)
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

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

                                                    2001               2000
                                                    ----               ----
       U.S. federal statutory tax rate              34%                34%
       State statutory tax rate                      4%                 4%
       Effect of the utilization of net
         operating loss carryforwards               (3%)               (3%)
       Miscellaneous                                (1%)               (1%)
                                                  ---------          ---------

       Effective tax rate                           34%                34%
                                                  =========          =========

Reconciliation of deferred tax asset:
                                                         2001            2000
                                                         ----            ----
        Beginning balance, January 1                 $ 765,666       $ 603,034
        Deferred income tax (expense) benefit        (269,021)         119,566
                                                  -------------    ------------

        Balances balance, June 30                    $ 496,645       $ 722,600
                                                  =============    ============

Expiration dates of net operating loss carryforwards:

           2010            $ 1,370,110        2019            $ 118,346
           2018                285,174        2020              478,330


--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      16

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

8.   EMPLOYEE BENEFIT PLANS

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to 15% of their compensation. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for periods ended June 30, 2001 and 2000.

9.   CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at several banks. On June 30, 2001 and 2000 the Company had account balances of $2,803,085 and $1,147,458, respectively, with one bank which exceeds the $100,000 insurance limit of the Federal Deposit Insurance Corporation.

10.  SEGMENT AND RELATED INFORMATION

The Company's two reportable segments as of and for the six months ended June 30, 2001 and 2000 consisted of its insurance agency business and its finance services business. The insurance agency business includes the Company's wholly-owned subsidiaries which are licensed insurance agencies operating in the states of Kansas, Nebraska, Missouri, Colorado, Texas and Oklahoma. The Company sells insurance through its network of exclusive franchise agents, franchise sub-agents, non-exclusive brokers and insurance producers. The finance services business includes the Company's wholly-owned subsidiary, which is a licensed finance company. The Company originates loans to Brooke Corporation's franchise agents, franchise sub-agents, insurance producers and insurance policyholders. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "other corporate expenses." Management evaluates the performance of its segments and allocates resources to them based on the net income before income taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

The table below reflects summarized financial information concerning the Company's reportable segments for the periods ended June 30, 2001 and 2000:

                                  INSURANCE     FINANCIAL     ELIMINATION OF
                                    AGENCY       SERVICES      INTERSEGMENT  CONSOLIDATED
                                   BUSINESS      BUSINESS        ACTIVITY       TOTALS
                                   --------      --------        --------       ------
2001
Insurance commissions             $10,252,831   $        --   $        --    $10,252,831
Interest income                            --     1,833,969      (151,429)     1,682,540
Interest expense                      228,243     1,562,601            --      1,790,844
Commissions expense                 7,377,527            --            --      7,377,527
Depreciation and amortization         251,352            --            --        251,352
Segment assets                     12,344,927     3,696,352    (3,944,998)    12,096,281
Expenditures for segment assets        84,406            --            --         84,406

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      17

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

11.  SEGMENT AND RELATED INFORMATION(CONT.)

                                  INSURANCE     FINANCIAL  ELIMINATION OF
                                    AGENCY       SERVICES   INTERSEGMENT   CONSOLIDATED
                                   BUSINESS      BUSINESS     ACTIVITY        TOTALS
                                   --------      --------     --------        ------
2000
Insurance commissions             $5,775,730   $       --   $       --    $5,775,730
Interest income                           --      679,932      (67,583)      612,349
Interest expense                     189,159      575,597           --       764,759
Commissions expense                4,014,143           --           --     4,014,143
Depreciation and amortization        199,225           --           --       199,225
Segment assets                     6,852,917    1,282,276     (517,849)    7,617,344
Expenditures for segment assets      693,349           --           --       693,349

      PROFIT (LOSS)                           2001               2000
                                              ----               ----

Total segment profit                       $ 2,515,648       $ 1,409,952

Unallocated amounts:
    Finders fee                                175,000                --
    Buyer assistance plan fees                 317,203
    Gain (loss) on sale of agencies            449,580           (58,500)
    Other corporate expenses                (2,666,192)       (1,703,116)
                                           -----------       -----------

  Income (loss) before income taxes        $   791,239       $  (351,664)
                                           ===========       ===========

12.  EMPLOYEE STOCK COMPENSATION PLAN

The Company has developed a stock compensation plan, which has been approved by the shareholders. A compensation committee has been formed and the Company will draft the options, register them and determine eligible employees.

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      18

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

13.  PRIOR PERIOD ADJUSTMENTS AND CORRECTION OF ERRORS

The Company has recorded prior period adjustments for the correction of errors.

Specifically, the Company has corrected its revenue recognition for contingent commissions or "profit sharing commissions" from insurance companies. In addition to straight commission, contracts between an insurance company and its agents can provide for a contingent commission based upon the profitability of business produced, its persistency, the loss ratio of business produced, or other criteria. The Company has adopted a "cash basis" revenue recognition policy for the contingent commissions. The adjustment resulted in the elimination of a "profit sharing receivable" from the insurance companies on previously issued reports.

The Company has corrected the amortization method for the other asset "excess cost over the fair value of net assets". The Company has adopted an accelerated 150% declining balance switching to straight-line amortization method. The accelerated amortization method was adopted to reflect the expected accelerated attrition of customers in the beginning period after the transfer of agency ownership.

The Company has made an estimated loss provision as it relates to potential commission refund obligations. The accrual of commission refunds represents the estimated amount of commissions the Company has received for its service to insurance companies but would be required to refund if policyholders were to cancel their policy before its expiration date. Along with this obligation, the Company is entitled to partial reimbursement from its franchise agents for the commissions expense incurred, therefore, the Company has recognized a receivable for the estimated commissions refunds from its franchise agents.

The Company has recognized the appropriate amount of personnel costs associated with fair market value of contributed services by certain officers of the Company.

The Company has corrected the deferred tax asset, income tax expense and income tax benefit for the tax effect of the prior period adjustments.

The affect of the prior period adjustments is recapped below:

                                            12/31/2000     12/31/1999     06/30/2000      12/31/2000
                                             RETAINED       RETAINED       RETAINED          NET
                                             EARNINGS       EARNINGS       EARNINGS         INCOME
As previously reported                     $(1,453,231)   $(1,138,557)   $(1,501,946)   $  (143,038)

Revenue recognition change for
   contingent commissions                   (1,100,000)      (895,000)      (816,382)      (205,000)

Accelerated amortization method
   implementation                              (44,387)       (36,053)       (40,563)        (8,333)

Accrual of commission refunds obligation      (233,566)      (104,988)      (156,690)      (128,578)

Recognition of fair market value of
   contributed personnel services              (40,000)            --        (20,000)       (40,000)

Recognition of receivable for commission
    refunds from agents                        163,496         73,492        109,683         90,004

Prior period adjustments affect for
   deferred tax assets                         426,515        307,268        314,144        119,247
                                           -----------    -----------    -----------    -----------
As adjusted                                $(2,281,173)   $(1,793,838)   $(2,111,754)   $  (315,698)
                                           ===========    ===========    ===========    ===========

(table continued from above)

                                             12/31/1999     06/30/2000   12/31/2000  12/31/1999   06/30/2000
                                                NET            NET        EARNINGS    EARNINGS     EARNINGS
                                              INCOME         INCOME      PER SHARE    PER SHARE   PER SHARE
As previously reported                     $    92,758    $  (277,571)   $  (0.20)  $   0.13      $  (0.39)

Revenue recognition change for
   contingent commissions                     (197,000)        78,618       (0.29)     (0.28)         0.11

Accelerated amortization method
   implementation                              (14,454)        (4,510)      (0.01)     (0.02)        (0.01)

Accrual of commission refunds obligation      (104,988)       (51,702)      (0.18)     (0.15)        (0.07)

Recognition of fair market value of
   contributed personnel services                   --        (20,000)      (0.06)        --         (0.03)

Recognition of receivable for commission
    refunds from agents                         73,492         36,191        0.13       0.10          0.05

Prior period adjustments affect for
   deferred tax assets                          59,388          6,876        0.17       0.08          0.01
                                           -----------    -----------    --------   --------      --------
As adjusted                                $   (90,804)   $  (232,098)   $  (0.45)  $  (0.13)     $  (0.33)
                                           ===========    ===========    ========   ========      ========

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      19

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONS ABOUT FORWARD LOOKING STATEMENTS

Any statements in this report that are not historical facts are intended to fall within the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. These statements may be identified by such forward-looking terminology as "expect", "look", "believe", "anticipate", "may", "will", or similar statements or variations of such terms. Any forward-looking statements should be considered in light of the risks and uncertainties associated with the Company and its businesses, economic and market conditions prevailing from time to time, and the application and interpretation of Federal and state tax laws and regulations, all of which are subject to material changes and which may cause actual results to vary materially from what had been anticipated. Certain factors that affect the Company and include conditions affecting revenues, reliance on key personnel, competition and regulatory matters.

RESULTS OF OPERATIONS

     In 1999, the Company approved an expansion of its insurance agency operations that resulted in quarterly losses in 1999 and 2000.

THREE MONTHS ENDED JUNE, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Net income for the second quarter of 2001 was $160,307, or $0.23 per share, compared with a net loss in the second quarter of 2000 of $138,156 or $0.20 per share. Total revenues for the second quarter of 2001 were $6,445,651 which is an increase of approximately 120% from total revenues of $2,925,304 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations. A recent change in the Company's revenue recognition accounting policy for potential commission refunds from policy cancellations resulted in a $13,844 reduction of revenues in the second quarter of 2001 and a $30,960 reduction of revenues in the second quarter of 2000.

     Expenses generally increased as a result of the Company's expansion of its insurance agency operations. Payroll expenses increased to $968,148 in the second quarter of 2001 from $519,225 in the second quarter of 2000. During the second quarter of 2001, the Company elected to make an accounting change to recognize as additional personnel expense the fair market value of contributed services by certain officers of the Company which resulted in a $10,000 increase of payroll expenses in the second quarter of 2001 and a $10,000 increase of payroll expenses in the second quarter of 2000. Commissions paid to agents increased to $4,547,920 in the second quarter of 2001 from $2,160,131 in the second quarter of 2000. Other operating expenses increased to $451,130 in the second quarter of 2001 from $259,103 in the second quarter of 2000.

     The Company expects increasing profits from its activities as a facilitator of insurance agency purchases by its agents. These activities include gains from the sale of agencies held in inventory, fees from buyer's assistance plans, buyer's finder fees and seller's discounts. Due to expansion of insurance agency operations, operating income from facilitator related activities increased to $766,783 in the second quarter of 2001 compared to a loss of $58,500 in the second quarter of 2000. Facilitator income in the second quarter was comprised of $449,580 from the sale of agencies held in inventory and $317,203 from buyer's assistance fees.

     During the second quarter of 2001, the Company adopted a "cash basis" revenue recognition accounting policy for profit sharing commissions. Profit sharing commissions, or the Company's share of insurance company profits on policies written by the Company's agents, were $158,064 for the quarter ending June 30, 2001 which was approximately 2.84% of total quarterly commissions. During the comparable period of 2000, profit sharing commissions were $41,467, which was approximately 1.40% of total quarterly commissions.

SIX MONTHS ENDED JUNE, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Net income for the six month period ending June 30, 2001 was $522,218, or $0.74 per share, compared with a net loss of $232,098 or $0.33 per share during the comparable period in the prior year. Total revenues for the six month period ending June 30, 2001 were $11,314,553 which is an increase of approximately 97% from total revenues of $5,753,982 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations. A recent change in the Company's revenue recognition accounting policy for potential commission refunds from policy cancellations resulted in a $33,651 reduction of revenues in the period ending June 30, 2001 and a $51,702 reduction of revenues in the comparable period of the prior year.

     Expenses generally increased as a result of the Company's expansion of its insurance agency operations. Payroll expenses increased to $1,832,972 in the six month period ending June 30, 2001 from $1,061,133 in the comparable period of the prior year. Commissions paid to agents increased to $7,377,527 in the six month period ending June 30, 2001 from $4,014,143 in the comparable period of the prior year. Other operating expenses increased to $833,220 in the six month period ending June 30, 2001 from $641,986 in the comparable period of the prior year.

     Due to expansion of insurance agency operations, operating income from facilitator related activities was $941,783 in the six month period ending June 30, 2001 compared to a loss of $58,500 in the comparable period of the prior year. Facilitator income during the first and second quarters of 2001 was comprised of $175,000 from finders fees, $449,580 from the sale of agencies held in inventory and $317,203 from buyer's assistance fees.

     Profit sharing commissions, or the Company's share of insurance company profits on policies written by the Company's agents, were $632,552 for the six month period ending June 30, 2001 which was approximately 6.17% of total commissions. During the comparable period of 2000, profit sharing commissions were $418,618, which was approximately 7.25% of total commissions.

ANALYSIS BY SEGMENT

     The Company separates insurance agency operations from finance company operations when analyzing performance.

     For performance comparisons of insurance agency operations, the Company typically analyzes operating profits and operating profit margins. Operating profits for the Company's insurance agency operations are defined as earnings before interest, taxes, depreciation and amortization. The Company typically expects operating profit margins, including profits from its facilitator related activities, from insurance agency operations in excess of 10%. For the six months ending June 30, 2001, the Company's insurance agency operating profits, including facilitator related activities, were $1,150,895 on insurance commissions of $10,252,831, resulting in an operating profit margin of approximately 11.23%. During the comparable period of 2000, operating losses for insurance agency operations were $32 on insurance commissions of $5,775,730, resulting in an operating profit margin of approximately 0.0%. The increase in operating profit margins was primarily the result of the Company's expansion of insurance agency operations, including facilitator related activities.

     In the first six months of 2001, most of the Company's revenues and profits were generated from its insurance agency operations. However, the Company expects net interest margins from its finance company operations to contribute more to profits in future quarters. Total interest income for the first six months of 2001 was $1,682,540 which is an increase of approximately 175% from total interest income of $612,349 during the comparable period of the prior year. This increase is primarily the result of a loan portfolio that grew from $16,587,030 on June 30, 2000 to $24,659,364 on June 30, 2001. The net interest income on the Company's loan portfolio for the first six months of 2001 was $119,939 compared with net interest income of $36,752 for the first six months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     For the six-month period ending June 30, 2001, $207,275 in cash was provided from operating activities and $365,174 in cash was provided from the sale of insurance agencies and other property. Net cash of $1,597,204 was provided from financing activities, so the Company's cash balance of $3,853,166 at June 30, 2001 increased by $2,169,653 from $1,683,513 at December 31, 2000.
The Company had a current ratio (current assets to current liabilities) of 1.25 as of June 30, 2001 compared to 1.25 as of December 31, 2000.

     The Company believes that its existing cash, cash equivalents, funds generated from operations and funds generated from financing activities, especially bond issuances, will be sufficient to satisfy its normal financial needs. Additionally, the Company believes that funds generated from future operations and future financing activities, especially bond issuances, will be sufficient to satisfy its future financing needs, including the required annual principal payments of its long-term debt, bonds and any potential future tax liabilities.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") which supersedes APB Opinion No. 16, "Business Combinations, and SFAS No. 38, "Accounting for Preaquisition Contingencies of Purchased Enterprises". SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of the SFAS 141 be accounted for using only the purchase method. Management has assessed the impact of the adoption of SFAS 141 on its consolidated financial statements and believes the impact will not be material.

     Also in July 2001, the FASB issued SFAS No. 142,: "Goodwill and Other Intangible Assets" ("SFAS 142") which supercedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of the entity's fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date. Management is currently evaluating the impact that adoption of SFAS 142 will have on its consolidated financial statements

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 27, 2001, the Company commenced the offering of 100,000 shares of its 2002 Convertible Preferred Stock, par value $25.00 per share ("2002 Convertible Preferred Stock"). During the second quarter ending June 30, 2001, the Company sold 13,787 shares of 2002 Convertible Preferred Stock for an aggregate purchase price of $344,675. The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147. The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas. The Company's offering of 2002 Convertible Preferred Stock is currently ongoing.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's annual shareholders meeting was held on April 25, 2001. The following table sets forth each of the proposals the stockholders were asked to vote upon and the results of the meeting:

                            PROPOSAL                                                      RESULTS
                            --------                                                      -------
1. Proposal for  election of Robert D. Orr,  Michael  Hess,  Leland G.        For                 572,722
   Orr, John Allen, and Derrol Hubbard as Board of Directors                  Against                 200
                                                                              Abstain                 565

2. Proposal to ratify the selection of Summers,  Spencer, & Cavanaugh,        For                 573,487
   CPA's,  Chartered  as the  Company's  independent  auditors for the        Against                   0
   fiscal year ending December 31, 2001.                                      Abstain                   0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-B:

         Exhibit No.            Description
         -----------            -----------

         23.01                  Consent of Accountants dated August 20, 2001 1

--------
1   Filed Herewith

(b) Reports on Form 8-K: During the Quarter ended June 30, 2001, the Registrant filed the following report on Form 8-K:

Form 8-K dated and filed June 1, 2001, reporting a press release announcing new developments, under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  August 20, 2001           BROOKE CORPORATION


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