Form 10QSB/A
period 2000-09-30
BROOKE CORP
filed 2001-09-24
CIK 834408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO.1
(Mark One)

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

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No _X_


     As of November 14, 2000, there were 692,968 shares of the registrant's sole class of common stock outstanding.


     Transitional Small Business Disclosure Format    Yes  [ ]      No    [X]

                               BROOKE CORPORATION


                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements..................................................2
           Consolidated Balance Sheet..........................................2
           Consolidated Statement of Income....................................3
           Consolidated Statements of Change
           In Stockholder's Equity.............................................4
           Consolidated Statements of Cash Flow................................5
           Notes to Consolidated Financial Statements..........................6
Item 2 -  Management's discussion and Analysis or Plan of Operation...........16

PART II - OTHER INFORMATION
Item 1 - Legal Proceedings....................................................17
Item 2 - Changes In Securities................................................17
Item 3 - Default upon Senior Securities.......................................17
Item 4 - Submission of Matters to a Vote of Security Holders..................18
Item 5 - Other Information....................................................18
Item 6 - Exhibits and Reports On Form 8-K.....................................18

                         PART I - FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                               BROOKE CORPORATION
                           Consolidated Balance Sheets
                                   (unaudited)
                           SEPTEMBER 30, 2000 AND 1999

                                   ASSETS

                                                       2000          1999
                                                       ----          ----
 CURRENT ASSETS
     Cash                                           $ 1,146,217   $2,447,431
     Accounts and notes receivable, net               3,170,221    1,866,394
     Note receivable, parent company                    209,816       72,950
     Other receivables                                  320,964      118,183
     Securities                                           1,198        1,198
     Prepaid expenses                                   190,562       39,223
                                                    ------------  -----------

       Total Current Assets                           5,038,978    4,545,379
                                                    ------------  -----------

 INVESTMENT IN AGENCIES                                 316,520      316,520
                                                    ------------  -----------

 PROPERTY AND EQUIPMENT
     Cost                                             2,264,952    1,776,253
     Less: Accumulated depreciation                  (1,489,837)    (987,605)
                                                    ------------  -----------

       Net Property and Equipment                       775,115      788,648
                                                    ------------  -----------

 OTHER ASSETS
     Excess of cost over fair value of net assets     1,776,328      644,828
     Less: Accumulated amortization                    (140,894)     (77,902)
     Prepaid commission guarantee                        78,035      117,902
     Covenants not to compete                            19,600       37,990
     Goodwill                                             6,009       10,802
     Prepaid finders fee                                 14,974            -
     Deferred tax asset                                 348,700      293,859
                                                    ------------  -----------
       Net Other Assets                               2,102,752    1,027,479
                                                    ------------  -----------
 Total Assets                                       $ 8,233,365   $6,678,026
                                                    ============  ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
     Accounts payable                                 $ 199,654   $  788,799
     Premiums payable to insurance companies          1,396,085    1,147,747
     Current maturities of long-term debt             2,386,184      429,208
                                                    ------------  -----------
       Total Current Liabilities                      3,981,923    2,365,754

 LONG-TERM DEBT                                       3,893,482    3,616,796
                                                    ------------  -----------

 TOTAL LIABILITIES                                    7,875,405    5,982,550
                                                    ------------  -----------
 STOCKHOLDERS' EQUITY
     Common stock, $1 par value, 1,485,000 shares
       authorized, 704,018 shares outstanding           704,018      704,018
     Preferred stock, $75 par value, 15,000 shares
       authorized, 781 shares outstanding                58,600       58,600
     Less: Treasury stock, 11,050 shares at cost        (39,500)     (39,500)
     Additional paid-in capital                       1,063,702    1,063,702
     Retained earnings                               (1,428,860)  (1,091,344)
                                                    ------------  -----------
       Total Stockholders' Equity                       357,960      695,476
                                                    ------------  -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 8,233,365   $6,678,026
                                                    ============  ===========

--------------------------------------------------------------------------------
See accompanying notes to financial statements and independent accountants' review report.

                               BROOKE CORPORATION
                        Consolidated Statements Of Income
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


                                                 2000            1999
                                                 ----            ----
 OPERATING INCOME
 ----------------
     Insurance commissions                   $ 9,551,920    $ 6,566,708
     Interest income                           1,209,639        593,459
     Less: Participating interest expense     (1,090,688)      (507,074)
     Gain (loss) on sale of inventory            (58,500)       237,060
                                             -----------    -----------

         Total Operating Income                9,612,371      6,890,153
                                             -----------    -----------

OPERATING EXPENSES
------------------
     Commissions expense                       6,550,720      4,261,010
     Payroll expense                           1,626,622      1,369,706
     Depreciation and amortization               313,642        254,748
     Other operating expenses                  1,068,839        642,852
                                             -----------    -----------

         Total Operating Expenses              9,559,823      6,528,316
                                             -----------    -----------

INCOME FROM OPERATIONS                            52,548        361,837
                                             -----------    -----------
OTHER EXPENSES
--------------
     Interest expense                            267,058        232,341
                                             -----------    -----------

         Total Other Expenses                    267,058        232,341
                                             -----------    -----------

     NET INCOME (LOSS) BEFORE INCOME TAXES      (214,510)       129,496

         Income tax expense (benefit)            (52,934)        33,753
                                             -----------    -----------

     NET INCOME (LOSS)                       $  (161,576)   $    95,743
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

                               BROOKE CORPORATION
           Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                  COMMON      PREFERRED       TREASURY      ADD'L PAID-   RETAINED
                                  STOCK         STOCK          STOCK        IN CAPITAL    EARNINGS        TOTAL
                              ------------  -------------  ------------   ------------  ------------   -----------
BALANCES, DECEMBER 31, 1998    $   704,018   $    58,600   $   (39,500)   $ 1,063,702   $(1,059,679)   $   727,141

Dividends paid                         -             -             -              -        (127,408)      (127,408)

Net income                             -             -             -              -          95,743         95,743
                               -----------   -----------   -----------    -----------   -----------    -----------

BALANCES, SEPTEMBER 30, 1999   $   704,018   $    58,600   $   (39,500)   $ 1,063,702   $(1,091,344)   $   695,476
                               ===========   ===========   ===========    ===========   ===========    ===========


BALANCES, DECEMBER 31, 1999    $   704,018   $    58,600   $   (39,500)   $ 1,063,702   $(1,138,557)   $   648,263

Dividends paid                         -             -             -              -        (128,727)      (128,727)

Net loss                               -             -             -              -        (161,576)      (161,576)
                               -----------   -----------   -----------    -----------   -----------    -----------

BALANCES, SEPTEMBER 30, 2000   $   704,018   $    58,600   $   (39,500)   $ 1,063,702   $(1,428,860)   $   357,960
                               ===========   ===========   ===========    ===========   ===========    ===========

--------------------------------------------------------------------------------
See accompanying notes to financial statements and independent accountants' review report.
                                       4

                               BROOKE CORPORATION
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

                                                              2000           1999
                                                              ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------
     Net income (loss)                                     $  (161,576)   $    95,743

ADJUSTMENTS TO RECONCILE NET INCOME TO
     NET CASH FLOWS FROM OPERATING ACTIVITIES:

     Depreciation                                              210,000        175,857
     Amortization                                              103,642         78,891
     (Gain) loss on sale of inventory                           58,500       (237,060)
     Deferred income tax expense (benefit)                     (52,934)        33,753

     (Increase) decrease in assets:
        Accounts and notes receivables, net                 (1,068,388)       582,316
        Prepaid expenses and other assets                     (100,066)        33,300

     Increase (decrease) in liabilities:
        Accounts and expenses payable                         (442,262)       167,675
        Other liabilities                                      746,040     (1,247,417)
                                                           -----------    -----------

     Net cash used in operating activities                    (707,044)      (316,942)
                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
     Cash payments for property and equipment                 (402,004)      (122,764)
     Purchase of insurance agency                             (412,885)           -
     Sale of insurance agency inventory                        153,000      1,444,634
                                                           -----------    -----------

     Net cash provided by (used in) investing activities      (661,889)     1,321,870
                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
-------------------------------------
     Advances of long-term debt                              2,141,462         70,693
     Cash proceeds from bond issuance                              -          150,000
     Long-term line of credit advance                          660,000        660,000
     Net short-term borrowing                                  464,722        (81,675)
     Payments on long-term debt                             (2,653,579)      (639,248)
                                                           -----------    -----------

     Net cash provided by financing activities                 612,605        159,770
                                                           -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (756,328)     1,164,698

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               1,902,545      1,282,733
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 1,146,217    $ 2,447,431
                                                           ===========    ===========
SUPPLEMENTAL DISCLOSURES:
-------------------------
     Cash paid for interest                                $ 1,286,313    $   724,846
                                                           ===========    ===========
     Cash paid for income tax                              $         0    $         0
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

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

3.       NOTES RECEIVABLE

At September 30, 2000 and 1999 notes receivables consist of the following:

                                                2000             1999
                                                ----             ----

Agency loans                               $ 17,979,071    $  9,104,056
Less: Agency loan participation             (17,687,730)     (8,792,101)
Equipment loans                                   7,564          17,962
Less: Equipment loan participation               (3,464)        (13,862)
Consumer loans                                  162,307         343,498
Less: Consumer loan participation              (162,307)       (343,498)
                                           ------------    ------------

          Total notes receivable, net           295,441         316,055

Customer and profit sharing receivable        2,874,780       1,550,339
                                           ------------    ------------

Total accounts and notes receivable, net   $  3,170,221    $  1,866,394
                                           ============    ============

Of the agency loans at September 30, 2000 and 1999, $513,556 and $658,869, respectively, are sold with recourse to the buyer for the principal outstanding and interest hereafter accruing from the loan. There is no default by any debtor, and hence, there is no accrued liability at September 30, 2000 and 1999.

4.       PROPERTY AND EQUIPMENT

A summary of property and equipment and depreciation is as follows:

                                              2000                1999
                                              ----                ----
Furniture and fixtures                        $ 296,958           $ 185,874
Office and computer equipment                 1,435,309           1,149,701
Automobiles                                     532,685             440,678
                                         ---------------     ---------------
                                              2,264,952           1,776,253
Less:  Accumulated depreciation               1,489,837             987,605
Property and equipment, net                   $ 775,115           $ 788,648
Depreciation expense                          $ 210,000           $ 175,857
                                         ===============     ===============

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

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

5.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Roppolo Insurance,  Shreveport,  LA, due July 2001.  Interest rat is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation.                                                                      $ 115,283       $   -

Mesa Insurance  Agency,  Pueblo,  CO, due February  2001.  Interest rate is 0%, entire  balance is due at maturity.  Collateralized  by certain  agency  assets
acquired by Brooke Corporation.                                                               100,000           -

Wayne  White,  Hutchinson,  KS, due April 2002.  Interest  rate is 8%,  payable
105,060  annually.  Collateralized  by certain agency assets acquired by Brooke
Corporation.                                                                                  210,120           -

Bonds payable (See Note 6)                                                                  1,680,000         1,580,000
                                                                                       ---------------      ------------

Total bank loans, notes payable and other long-term obligations                             6,279,666         4,046,004

Less: Current maturities                                                                    2,386,184           429,208
                                                                                       ---------------      ------------

Total long-term debt                                                                       $3,893,482        $3,616,796
                                                                                       ===============      ============

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

At September 30, 2000 and 1999 the bonds payable consists of:

                                                   2000              1999
                                                   -----             ----
                                                 Principal         Principal
                                                 ---------         ---------
Bond Series     Rate          Maturity             Value              Value
-----------     ----          --------             -----              -----
   1997A      10.000%     January 1, 2001          $ 165,000         $ 165,000
   1997B      10.250%     January 1, 2002            155,000           155,000
   1997C      10.500%     January 1, 2003            245,000           145,000
   1997D      10.125%       July 1, 2001             595,000           595,000
   1998E      10.125%     January 1, 2002            520,000           520,000
                                               --------------    --------------
   Total                                          $1,680,000        $1,580,000
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

                                                2000                 1999
                                                ----                 ----
Office and computer equipment               $   415,843          $   415,843
Less:  Accumulated amortization                 386,605              319,660
                                            $    29,238          $    96,183
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

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.
                                       11

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


8.       INCOME TAXES

The elements of income tax expense (benefit) are as follows:

                                         2000                  1999
                                         ----                  ----
                 Current               $      0             $         0
                 Deferred               (52,934)                 33,753
                                     -------------         -------------

                                       $(52,934)            $    33,753
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

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

                                                    2000               1999
                                                    ----               ----
       U.S. federal statutory tax rate              30%                30%
       State statutory tax rate                      4%                 4%
       Effect of the utilization of net
         operating loss carryforwards               (8%)               (5%)
       Miscellaneous                                (1%)               (3%)
                                                  ---------          ---------

       Effective tax rate                           25%                26%
                                                  =========          =========

Reconciliation of deferred tax asset:
                                                    2000             1999
                                                    ----             ----
    Beginning balance, January 1                    $295,766        $ 327,612
    Deferred income tax (expense) benefit             52,934          (33,753)
                                                -------------     ------------

    Balances balance, June 30                       $348,700        $ 293,859
                                                =============     ============

Expiration dates of net operating loss carryforwards:

                        2010                                $811,081
                        2020                                 214,510
                                                      ---------------
                        Total                             $1,025,589
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

The table below reflects summarized financial information concerning the Company's reportable segments for the six month periods ending September 30:

                                   INSURANCE    FINANCIAL   ELIMINATION OF
                                     AGENCY      SERVICES    INTERSEGMENT  CONSOLIDATED
                                    BUSINESS     BUSINESS      ACTIVITY      TOTALS
                                    --------     --------      --------      ------
  1999
Insurance commissions             $6,566,708   $      -     $      -      $6,566,708
Interest income                          -        559,951      (33,508)      593,459
Interest expense                     232,341      507,074          -         739,415
Commissions expense                4,261,010          -            -       4,261,010
Depreciation and amortization        254,748          -            -         254,748
Segment assets                     5,866,237    1,192,597     (380,808)    6,678,026
Expenditures for segment assets      283,623          -            -         283,623

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

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


11.      SEGMENT AND RELATED INFORMATION - CONT.

                                   INSURANCE    FINANCIAL  ELIMINATION OF
                                     AGENCY      SERVICES   INTERSEGMENT  CONSOLIDATED
                                    BUSINESS     BUSINESS     ACTIVITY       TOTALS
                                    --------     --------     --------       ------
  2000
Insurance commissions             $9,551,920   $      -     $      -      $9,551,920
Interest income                          -      1,340,943     (131,304)    1,209,639
Interest expense                     267,058    1,090,688          -       1,357,746
Commissions expense                6,550,720          -            -       6,550,720
Depreciation and amortization        313,642          -            -         313,642
Segment assets                     8,100,805      308,775     (176,215)    8,233,365
Expenditures for segment assets      772,322          -            -         772,322

   PROFIT (LOSS)                                  2000                 1999
                                                  ----                 ----

   Total segment profit                          $2,539,451         $1,904,994
   Unallocated amounts:
       Gain (loss) on sale of inventory             (58,500)           237,060
       Other corporate expenses                   2,695,461          2,012,558
                                            ---------------- ------------------

     Income (loss) before income taxes           $(214,510)          $ 129,496
                                            ================ ==================

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

                                        Brooke Corporation




September 24, 2001                      /s/ Leland Orr
                                        ------------------------------------
                                        Leland Orr, Chief Financial  Officer