Form 10KSB/A
period 2000-12-31
BROOKE CORP
filed 2001-09-24
CIK 834408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-KSB/A
                                 AMENDMENT NO.1



(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
    1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    FOR THE TRANSITION PERIOD FROM _________________TO ________________________

                         COMMISSION FILE NUMBER ________

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

$14,057,770.

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


     As of March 30, 2001 the number of shares outstanding of issuer's common stock was 692,968.


     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS.................................................... 1
PART I........................................................................ 1
         ITEM 1 DESCRIPTION OF BUSINESS....................................... 1
         ITEM 2  DESCRIPTION OF PROPERTY......................................11
         ITEM 3  LEGAL PROCEEDINGS............................................12
         ITEM 4  SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS..........12
PART II.......................................................................12
         ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.....12
         ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION....12
         ITEM 7  FINANCIAL STATEMENTS.........................................16
         ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND FINANCIAL DISCLOSURE.....................................16
PART III......................................................................16
         ITEM 9  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...........16
         ITEM 10  EXECUTIVE COMPENSATION......................................18
         ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT...........................................................19

         ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............20

         ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K............................21

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

     BUSINESS HISTORY. The Company was incorporated under the laws of the State of Kansas on January 17, 1986, under the name of Brooke Financial Services, Inc. The Company subsequently amended its articles of incorporation, changing its name to Brooke Corporation. The Company is controlled by Brooke Holdings, Inc., which owned 73.52% of the outstanding common stock of the Company as of December 31, 2000.

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

     Commission expenses as a percentage of commission income has increased from 55% in 1998 to 66% in 1999 to 69% in 2000, primarily as a result of the following. First, the Company has gradually increased the share of sales commissions paid to agents during the last several years. It is the Company's plan to pay an increasing share of sales commissions to its agents as the Company grows and marginal expenses decrease from economies of scale. Secondly, the Company's commissions from the sale of policies by The American Agency, Inc. have decreased as a result of the discontinuance of one of The American Agency Inc.'s specialty insurance programs. The ratio of commission expense to commission income for insurance programs or "targeted market" insurance policies is generally less than from the sale of other insurance policies.

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


     The Company also maintains a processing center and three additional regional offices. The processing center is located in Phillipsburg, Kansas, and consists of 6,000 square feet of office space. With respect to the processing center, the Company has a year to year lease that is renewable at its option, that provides for lease payments of $2,500 per month, subject to annual adjustments. The three additional regional offices are located in Dallas, Texas, Westminster, Colorado and Nashville, Tennessee.

     The Westminster, Colorado regional office is subject to two separate leases in the amounts of $675 and $360 per month. Both leases will expire on October 31, 2001. The Nashville, Tennessee regional office is subject to a lease payment of $1,645 per month. The lease on the Nashville facility will expire on October 31, 2001. The Dallas, Texas regional office is subject to lease payments of $2,961 per month and expires April 30, 2002. All of the above-described leases are with lessors unaffiliated with the Company.


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

RESULTS OF OPERATIONS


     The Company's consolidated results of operations have been significantly impacted by the Company's expansion in 2000 and 1999. The Company incurred a net loss in 2000 of $315,699 or ($0.45) per share compared to 1999 net loss of $78,108 or $0.11 per share and 1998 net income of $286,470 or $0.41 per share.

     Total Company revenues increased to $14,057,770 in 2000 from $9,142,397 in 1999 and from $7,835,957 in 1998. This represents an increase in total revenues of 52.0% in 2000, 16.7% in 1999 and 95.8% in 1998. the increase in revenues for 2000 is primarily attributable to the Company's recent expansion.

     Payroll expenses increased $921,536 in 2000,  $355,905 in 1999 and $803,557 in 1998. This represents an increase in payroll expenses of 50.2% in 2000, 24.0% in 1999 and 118.8% in 1998. The increase in payroll for 2000 is primarily attributable to the Company's recent expansion. Payroll expenses as a percentage of total revenue have remained constant at 19.6% in 2000, 20.1% in 1999 and 18.9% in 1998.

     Other operating expenses increased $485,461 in 2000, decreased $103,202 in 1999 and increased $623,849 in 1998. As such, operating expenses increased 49.9% in 2000, decreased 9.6% in 1999 and increased 137.8% in 1998. The increase in other operating expenses during 2000 is primarily the result of opening additional regional offices in Dallas, Denver and Nashville during the last part of 1999 and 2000. Other operating expenses as a percentage of total revenue were 10.4% in 2000, 10.6% in 1999 and 13.7% in 1998.


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


     Amortization expense increased $54,884 or 49.8% in 2000, decreased $22,330 or 15.7% in 1999 and increased $138,921 in 1998. Amortization expense increased in 2000 primarily as a result of the Company's acquisition of Interstate Insurance Group, LTD.


     Depreciation expense increased $25,591 or 9.8% in 2000, increased $31,974 or 14.0% in 1999 and increased $43,907 or 23.8% in 1998.

INCOME TAXES


     The Company's effective tax rate on income was 34.0% in 2000, 34.0% in 1999 and 34.0% in 1998. The Company has recorded a deferred tax asset of $765,666. Based on the Company's profitability in the last half of 2000 and management's expectations of continued profitability in 2001, the Company expects the deferred tax asset to be fully realized.


INSURANCE AGENCY SEGMENT


     As a result of the Company's recent expansion, insurance commission income increased $4,996,347, or 57.1% in 2000, $1,317,107 or 17.7% in 1999 and
$3,496,541 or 88.7% in 1998. Commissions expense paid to the Company's agents increased $3,737,943 or 65.0% in 2000, $1,620,787 or 39.24% in 1999 and
$1,819,390 or 78.7% in 1998. Commissions expense paid to agents increased at a faster rate than insurance commission income because the Company has gradually increased the share of sales commissions paid to agents and from fewer sales of "targeted market" insurance policies for which commission payments to agents are generally less.

     As part of its insurance agency operations, the Company sometimes buys and sells insurance agency assets to its agents. The Company expects to typically record profits on sale of insurance agency assets held in inventory and recorded gains of $17,500 in 2000, $268,759 in 1999 and $271,587 in 1998.


     The Company typically expects to receive approximately 8% of total commissions as a share of insurance company profits on policies written by the Company. However, profit sharing commissions in 2000 were only 3.4% of total commissions. For the last three years, the Company has recorded profit sharing commissions averaging 5.2% of total commissions.

     The Company typically expects operating profit margins from insurance agency operations in excess of 10%. The Company's insurance agency operating profit margins were approximately 0.5% in 2000, 5.3% in 1999 and 13.7% in 1998. The decrease in operating profit margins was primarily the result of the Company's expansion of insurance agency operations and margins are expected to increase in the future. Operating profit margin for the company's insurance agency operation is defined as earnings before interest, taxes, depreciation, and amortization divided by total insurance commissions.

     On June 30, 2000, the Company acquired all of the outstanding stock of Interstate Insurance Group, LTD which was accounted for as a purchase. Excluding commissions resulting from the Interstate Insurance Group acquisition, the revenues for insurance agency operations increased $4,015,639 or 45.9% from 1999 to 2000.


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


     The Company's current ratio was 1.00, 2.04, 1.19 at December 31, 2000, 1999 and 1998, respectively. The decrease in the Company's current ratio from 1999 to 2000 is primarily due to an increase of $1,077,806 in the current portion of long term debt.


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

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


     The Company's principal independent accountants are Summers, Spencer & Cavanaugh, CPAs, Chartered, of Topeka, Kansas. There have been no changes in or disagreements with the Company's accountants during the two most recent fiscal years. The Company paid independent accountant fees in the amount of $18,806 for the fiscal year ended December 31, 2000.

     The Company currently does not have an audit committee although it intends to have one in place by the end of December 31, 2001.


                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth certain information with respect to the directors and executive officers of the Company:

NAME              AGE    POSITION

Robert D. Orr     47     Chairman of the Board of Directors, Chief Executive
                         Officer and Director
Michael Hess      44     President and Director
Leland G. Orr     38     Treasurer, Chief Financial Officer, Assistant Secretary
                         and Director

Anita Larson      39     Vice President, Secretary and General Counsel
Shawn Lowry       27     Vice President, National Sales Manager


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


     Shawn Lowry, 27, Vice President and National Sales Manager, joined the Company in 1996 as a corporate sales representative and in 1998 assumed the position of Missouri

State Manager. Prior to employment with the Company, Mr. Lowry attended Washburn University majoring in business finance and economics. In January 2000, Mr. Lowry was promoted to Regional Manager for the Company's Dallas region. In August 2000, Mr. Lowry was promoted to National Sales Manager of the Company. Shawn Lowry is the nephew of Robert Orr and Leland Orr.


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

    NAME AND PRINCIPAL      ANNUAL COMPENSATION        LONG-TERM           ALL OTHER             AGGREGATE
         POSITION                                    COMPENSATION         COMPENSATION         REMUNERATION
Robert D. Orr1                          $0                 $0                  $1,075               $1,075
(Chief Executive Officer)

Michael Hess1                      $80,000                 $0                    $842              $80,842
(President)

Leland G. Orr1                     $80,000                 $0                  $1,086              $81,086
(Secretary, Treasurer)

Anita Larson2                      $66,000                 $0                  $6,012              $72,012
(Vice President)

Shawn Lowry2                       $88,750                 $0                 $18,608             $107,358
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

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

VOTING SECURITIES.

             NAME AND                     TITLE OF CLASS                NUMBER OF                  PERCENTAGE
         ADDRESS OF OWNER                                             SHARES OWNED                  OF CLASS1
Robert D. Orr2                             Common Stock                  14,450                       2.09%
Route #2, Box 53
Smith Center, Kansas 66967

Anita Larson2                              Common Stock                  12,000                       1.73%
627 Louisiana Street
Lawrence, Kansas 66044

Leland G. Orr2                             Common Stock                   3,400                       0.49%
501 Berglund Drive
Phillipsburg, Kansas 67661

Michael Hess2                              Common Stock                   2,200                       0.32%
516 South Grant
Smith Center, Kansas 66967

Shawn Lowry2                               Common Stock                  15,000                       2.17%
1205 N. 2nd St., E.
Louisburg, Kansas 66053

All Executive Officers and                 Common Stock                  47,050                       6.79%
Directors as a Group
(5 persons)

Brooke Holdings, Inc.2, 3                  Common Stock                  509,531                     73.53%
205 F Street
Phillipsburg, Kansas 67661

NON-VOTING SECURITIES. None of the officers or directors own non-voting securities of the Company. The Company is unaware of any shareholder who owns more than 10% of the Company's non-voting securities.

--------
1 Percentage based on 692,968 shares of common stock outstanding.
2 The person or entity specified above has sole voting power and sole investment power of their respective shares of the Company's common stock.
3 As of December 31, 2000, Brooke Holdings, Inc., owned 509,531 shares of the Company's common stock which represents 73.53% of the 692,968 shares of common stock outstanding. Robert D. Orr, Leland G. Orr and Michael Hess beneficially own 46.34%, 13.67% and 7.28%, respectively, of the shares of common stock of Brooke Holdings, Inc.

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


     Robert Orr, Leland Orr, Michael Hess and Shawn Lowry have each guaranteed the promissory note of Austin Agency, Inc. of Brownsville, Texas to Brooke Credit Corporation. The four guarantors have taken an assignment of stock of Austin Agency, Inc. as consideration for their guarantees. The loan to Austin Agency, Inc. was executed on May 15, 2000 for $1,200,000 and is scheduled to mature on August 1, 2010. As of December 31, 2000, the principal balance of the loan was $1,191,290.42.


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

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  INDEX TO EXHIBITS

Exhibit No.       Description

3.01              Articles of Incorporation of Brooke Financial Services,  Inc., filed with the Secretary of
                  State for the State of Kansas on January 22, 1986 1
3.02              Certificate of Amendment to the Articles of  Incorporation  of Brooke  Financial  Service,
                  Inc., filed with the Secretary of State for the State of Kansas on June 1, 1987 1
3.03              Certificate of Amendment to the Articles of Incorporation  of the Company,  filed with the
                  Secretary of State for the State of Kansas on May 31, 1989 1
3.04              Certificate of Amendment to the Articles of Incorporation  of the Company,  filed with the
                  Secretary of State for the State of Kansas on November 9, 1992 1
3.05              Certificate of Amendment to the Articles of Incorporation  of the Company,  filed with the
                  Secretary of State for the State of Kansas on February 23, 1993 1
3.06              Certificate of Amendment to the Articles of Incorporation  of the Company,  filed with the
                  Secretary of State for the State of Kansas on February 7, 1994 1
3.07              Certificate of Amendment to the Articles of Incorporation  of the Company,  filed with the
                  Secretary of State for the State of Kansas on February 21, 1995 1
3.08              By-laws of Brooke Financial Services, Inc. 1
3.09              Minutes of special meeting of stockholders of Brooke Financial  Services,  Inc., dated May
                  10, 1986, amending the by-laws 1
3.10              Minutes of special meeting of  stockholders  of Brooke  Financial  Services,  Inc.,  dated
                  January 31, 1987, amending the by-laws 1
3.11              Minutes of special  meeting of  stockholders  of the  Company,  dated  January  26,  1991, amending the by-laws 1
3.12              Certificate of Amendment to the By-laws of the Company, dated July 3, 2000 1
4.01              Indenture  dated as of July 31,  1997 (the  "Indenture"),  by and  between  Brooke  Credit
                  Corporation  and The First  National Bank and Trust  Company,  relating to the issuance of the Brooke Credit Corporation, Series 1997A, Series 1997B and Series 1997C Bonds 1
4.02              Addendum to the Indenture  dated as of November 13, 1997,  relating to the issuance of the
                  Brooke Credit Corporation, Series 1997D Bonds 1
4.03              Addendum to the  Indenture  dated as of August 28,  1998,  relating to the issuance of the
                  Brooke Credit Corporation, Series 1997E Bonds 1
4.04              Guaranty  dated as of  December  18,  1997,  executed by Brooke  Corporation  guaranteeing payment of principal and interest on the Brooke Credit  Corporation,  Series 1997A, Series
                  1997B, Series 1997C and Series 1997D Bonds 1
10.01             Representative Agency Agreement between the Company and Safeco Insurance Company 1
10.02             Representative Agency Agreement between the Company and Allied Group 1
10.03             Representative Agency Agreement between the Company and EMC Insurance Companies 1
10.04             Representative Agency Agreement between the Company and Columbia Insurance Group 1
10.05             Representative Agency Agreement between the Company and Allstate Insurance Company 1
10.06             Agreement  for  Advancement  of Loan dated as of  September  12,  1997,  by and between GI
                  Agency, Inc. and Brooke Credit Corporation 1
10.07             Agreement for  Advancement of Loan dated as of December 1, 1997, by and between GI Agency,
                  Inc. and Brooke Credit Corporation 1


10.08             Agreement  for  Advancement  of Loan dated as of  December  31,  1997,  by and  between GI
                  Agency, Inc. and Brooke Credit Corporation 1
10.09             Agreement  for  Advancement  of Loan  dated as of  September  1, 1998,  by and  between GI
                  Agency, Inc. and Brooke Credit Corporation 1
10.10             Guaranty  dated as of  January  2,  1998,  of Robert  Orr,  Leland  Orr and  Michael  Hess
                  guaranteeing payment of amounts due Brooke Credit Corporation by GI Agency, Inc. 1
10.11             Hypothecation  Agreement  dated as of  January  2, 1998,  executed  by Robert Orr  pledged certain assets as collateral for amount due Brooke Credit Corporation by GI Agency, Inc. 1
10.12             Franchise Agreement dated as of September 4, 1997, by and the Company and GI Agency, Inc. 1
10.13             Assignment  of Contract  Agreement  dated as of June 30,  1999,  by and between GI Agency,
                  Inc., and the Company 1
10.14             Assignment  of Contract  Agreement  dated as of July 15,  1999,  by and between GI Agency,
                  Inc., and the Company 1
10.15             Assignment  of Contract  Agreement  dated as of July 15,  1999,  by and between GI Agency,
                  Inc., and the Company 1
10.16             Assignment  of  Contract  Agreement  dated as of  September  23,  1999,  by and between GI
                  Agency, Inc., and the Company 1
10.17             Assignment  of Contract  Agreement  dated as of October 1, 1999, by and between GI Agency,
                  Inc., and the Company 1
10.18             Purchase  Agreement  dated as of June 13,  2000,  by and between  Gerald Lanio and William
                  Tyer and the Company 1
10.19             Agreement  for Sale of Insurance  Agency  Assets dated as of March 31, 1999,  by and among
                  Royal Specialty Underwriting, Inc., The American Agency, Inc., and the Company 1
10.20             Personal  Guaranties  dated as of May 15, 2000, of Robert Orr, Leland Orr and Michael Hess
                  guaranteeing payment of amounts due Brooke Credit Corporation by Austin Agency 1
10.21             Form of  Assignment  of Stock dated as of May 15, 2000,  by and among Bob Austin,  Sr., as assignor and Michael Hess, Robert Orr, Leland Orr and Shawn Lowry, as assignee 1
10.22             Life & Health  Manager's  Employment  Agreement dated as of April 16, 1999, by and between
                  Brooke Corporation and Anita Larson 1
10.23             Lease Agreement relating to Phillipsburg, Kansas facility 1
10.24             Lease Agreement relating to Overland Park, Kansas facility 1
10.25             Agreement  for  Advancement  of Loan dated as of  December 7, 2000,  by and  between  G.I.
                  Agency, Inc. and Brooke Credit Corporation 2
10.26             Personal  Guaranty dated as of December 21, 2000 of Robert D. Orr, Leland G. Orr, and Mike
                  Hess guaranteeing payment of amounts due Brooke Credit Corporation by G.I. Agency, Inc. 2
10.27             Personal  Guaranty dated as of December 21, 2000 of Robert D. Orr, Leland G. Orr, and Mike
                  Hess guaranteeing payment of amounts due Brooke Credit Corporation by G.I. Agency, Inc. 2
10.28             Personal  Guaranty dated as of December 7, 2000 of Robert D. Orr,  Leland G. Orr, and Mike
                  Hess guaranteeing payment of amounts due Brooke Credit Corporation by G.I. Agency, Inc. 2
10.29             Personal  Guaranty dated as of November 30, 2000 of Robert D. Orr, Leland G. Orr, and Mike
                  Hess guaranteeing payments of amounts due Brooke Credit Corporation by G.I. Agency, Inc. 2


10.30             Personal Guaranty dated as of May 15, 2000 of Shawn Lowry guaranteeing payment of amounts due Brooke Credit Corporation by Austin Agency 3
23.01             Consent of Accountants 4

---------------
1 Incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed on October 18, 2000.

2 Filed  previously.
3 Incorporated by reference to the Registrant's Amendment No. 4 to its Form 10-SB filed on July 11, 2001.
4 Filed herewith.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         BROOKE CORPORATION


                                         /s/ Robert D. Orr
                                         --------------------------------------
                                         Robert D. Orr, Chief Executive Officer

Date: September 24, 2001



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             Signatures                                 Title                               Date
             ----------                                 -----                               ----
/s/ Michael Hess                      President and Director                         September 24, 2001
-------------------------------
Michael Hess

/s/ Leland G. Orr                     Treasurer,   Chief  Financial  Officer,        September 24, 2001
-------------------------------       Assistant Secretary and Director
Leland G. Orr


/s/ Anita Larson                      Vice  President,  Secretary and General        September 24, 2001
-------------------------------       Counsel
Anita Larson


                               Brooke Corporation
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

Contents
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT.................................................F-2

   CONSOLIDATED BALANCE SHEETS...............................................F-3
   CONSOLIDATED STATEMENTS OF INCOME.........................................F-4
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY................F-5
   CONSOLIDATED STATEMENTS OF CASH FLOWS.....................................F-6
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................F-7-F-21

--------------------------------------------------------------------------------
Brooke Corporation

                               BROOKE CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

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

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKE CORPORATION as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

     As discussed in Note 14 to the financial statements, certain errors resulting in overstatement of previously reported income were discovered by management of the Company during the current year. Accordingly, the 2000 financial statements have been restated to correct the errors.


Summers, Spencer & Cavanaugh, CPAs, Chartered
March 2, 2001
(except for Note 14, as to
which the date is August 03, 2001)

                               BROOKE CORPORATION
                           Consolidated Balance Sheets
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS

                                                                   2000           1999
                                                                   ----           ----
 CURRENT ASSETS
       Cash                                                     $ 1,683,513    $ 1,902,545
       Accounts and notes receivable, net                         2,509,179      1,373,343
       Note receivable, parent company                              278,745        236,189
       Other receivables                                            392,566        201,573
       Securities                                                     1,198          1,198
       Prepaid expenses                                             147,642         90,496
                                                                -----------    -----------
             Total Current Assets                                 5,012,843      3,805,344
                                                                -----------    -----------
INVESTMENT IN AGENCIES                                              316,520        316,520
                                                                -----------    -----------
PROPERTY AND EQUIPMENT
       Cost                                                       2,267,095      1,862,948
       Less: Accumulated depreciation                            (1,565,446)    (1,071,767)
                                                                -----------    -----------
             Net Property and Equipment                             701,649        791,181
                                                                -----------    -----------
OTHER ASSETS
       Excess of cost over fair value of net assets               1,776,328        644,828
       Less: Accumulated amortization                              (216,029)      (124,703)
       Prepaid commission guarantee                                  68,068        107,936
       Covenants not to compete                                      14,696         34,312
       Goodwill                                                       5,064          8,844
       Prepaid finders fee                                           14,847           --
       Contract database                                             42,526           --
       Deferred charges                                              44,564           --
       Deferred tax asset                                           765,666        603,034
                                                                -----------    -----------
             Net Other Assets                                     2,515,730      1,274,251
                                                                -----------    -----------
TOTAL ASSETS                                                    $ 8,546,742    $ 6,187,296
                                                                ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                                         $   442,680    $   641,916
       Premiums payable to insurance companies                    1,966,895        650,045
       Accrued commission refunds                                   233,566        104,988
       Short term debt                                              826,539           --
       Current maturities of long-term debt                       1,542,528        464,722
                                                                -----------    -----------

             Total Current Liabilities                            5,012,208      1,861,671

LONG-TERM DEBT                                                    4,028,887      4,332,643
                                                                -----------    -----------
TOTAL LIABILITIES                                                 9,041,095      6,194,314
                                                                -----------    -----------
STOCKHOLDERS' EQUITY
       Common stock, $1 par value, 9,500,000 shares
             authorized, 704,018 shares outstanding                 704,018        704,018
       Preferred stock, $75 par value, 1,000 shares
             authorized, 781 shares outstanding                      58,600         58,600
       Less: Treasury stock, 11,050 shares at cost                  (39,500)       (39,500)
       Additional paid-in capital                                 1,063,702      1,063,702
       Retained earnings                                         (2,281,173)    (1,793,838)
                                                                -----------    -----------
             Total Stockholders' Equity                            (494,353)        (7,018)
                                                                -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 8,546,742    $ 6,187,296
                                                                ===========    ===========

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                               BROOKE CORPORATION
                        Consolidated Statements of Income
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                      2000              1999
                                                      ----              ----
 Operating Income
     Insurance commissions                        $ 13,751,080     $  8,754,733
     Interest income                                 1,878,053          915,400
     Less: Participating interest expense           (1,588,863)        (796,495)
     Gain on sale of agencies                           17,500          268,759
                                                  ------------     ------------

         Total Operating Income                     14,057,770        9,142,397
                                                  ------------     ------------

OPERATING EXPENSES
     Commissions expense                             9,489,111        5,751,168
     Payroll expense                                 2,757,550        1,836,014
     Depreciation and amortization                     445,735          379,714
     Other operating expenses                        1,458,733          973,271
                                                  ------------     ------------

         Total Operating Expenses                   14,151,129        8,940,167
                                                  ------------     ------------

INCOME (LOSS) FROM OPERATIONS                          (93,359)         202,230
                                                  ------------     ------------

OTHER EXPENSES
     Interest expense                                  384,972          320,576
                                                  ------------     ------------

         Total Other Expenses                          384,972          320,576
                                                  ------------     ------------

     LOSS BEFORE INCOME TAXES                         (478,331)        (118,346)

         Income tax expense (benefit)                 (162,632)         (40,238)
                                                  ------------     ------------

     NET LOSS                                     $   (315,699)    $    (78,108)
                                                  ============     ============

      NET LOSS PER SHARE:
          Basic                                          (0.45)           (0.11)
          Diluted                                        (0.44)           (0.11)

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                               BROOKE CORPORATION
           Consolidated Statements of Changes in Stockholders' Equity
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                            COMMON        PREFERRED       TREASURY      ADD'L PAID-       RETAINED
                                             STOCK          STOCK           STOCK        IN CAPITAL       EARNINGS         TOTAL
                                         -------------  --------------  -------------  --------------  --------------  ------------
 BALANCES, DECEMBER 31, 1998                $ 704,018        $ 58,600      $ (39,500)    $ 1,063,702    $ (1,059,679)    $ 727,141
 (As previously reported)
 Revenue recognition change for profit sharing receivable                                                   (698,000)     (698,000)
 Accelerated amortization method implementation                                                              (21,600)      (21,600)
 Prior period adjustments to deferred tax asset                                                              235,185       235,185
                                         -------------  --------------  -------------  --------------  --------------  ------------

 BALANCES, DECEMBER 31, 1998                  704,018          58,600        (39,500)      1,063,702      (1,544,094)      242,726

 Dividends Paid                                                                                             (171,636)     (171,636)
 Net loss                                                                                                    (78,108)      (78,108)
                                         -------------  --------------  -------------  --------------  --------------  ------------

 BALANCES, DECEMBER 31, 1999                  704,018          58,600        (39,500)      1,063,702      (1,793,838)       (7,018)

 Dividends Paid                                                                                             (171,636)     (171,636)
 Net loss                                                                                                   (315,699)     (315,699)
                                         -------------  --------------  -------------  --------------  --------------  ------------

 BALANCES, DECEMBER 31, 2000                $ 704,018        $ 58,600      $ (39,500)    $ 1,063,702     $(2,281,173)   $ (494,353)
                                         =============  ==============  =============  ==============  ==============  ============

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                               BROOKE CORPORATION
                      Consolidated Statements of Cash Flows
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                        2000            1999
                                                        ----            ----
 Cash flows from operating activities:

     NET LOSS                                        $  (315,699)   $   (78,108)

ADJUSTMENTS TO RECONCILE NET INCOME TO
     NET CASH FLOWS FROM OPERATING ACTIVITIES:

     Depreciation                                        285,609        260,019
     Amortization                                        160,126        119,695
     Deferred income taxes                              (162,632)       (40,238)

     (Increase) decrease in assets:
        Accounts and notes receivables, net           (1,386,884)      (757,833)
        Prepaid expenses and other assets               (159,083)       (17,973)

     Increase (decrease) in liabilities:
        Accounts and expenses payable                   (199,236)        20,792
        Other liabilities                              1,445,428     (1,640,131)
                                                     -----------    -----------

     Net cash used in operating activities              (332,371)    (2,133,777)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Cash payments for property and equipment           (404,147)      (370,318)
     Purchase of insurance agency                       (412,885)      (250,000)
     Sale of insurance agency inventory                  153,000      1,987,412
                                                     -----------    -----------
     Net cash provided by (used in)
        investing activities                            (664,032)     1,367,094
                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Dividends paid                                     (171,636)      (171,636)
     Cash proceeds from bond issuance                    135,000        580,000
     Line of credit advance                              660,000        660,000
     Advances on short-term borrowing                  2,369,067        615,478
     Payments on short-term borrowing                   (464,722)      (766,234)
     Advances on long-term debt                          639,737        920,464
     Payments on long-term debt                       (2,390,075)    (1,071,389)
                                                     -----------    -----------

     Net cash provided by financing activities           777,371        766,683
                                                     -----------    -----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                      (219,032)           -

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         1,902,545      1,902,545
                                                     -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 1,683,513    $ 1,902,545
                                                     ===========    ===========

SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest                          $ 1,873,930    $ 1,029,061
                                                     ===========    ===========
     Cash paid for income tax                        $       -      $       -
                                                     ===========    ===========

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

Brooke Corporation
                                      F-7

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

(e)      Revenue Recognition

Commission revenue on insurance premiums is generally recognized as of the effective date of the policies or, in certain cases, as of the effective date or billing date, whichever is later. Contingent commissions are generally recognized when received. Premiums due from the insured are reported as assets of the Company and as corresponding liabilities, net of commissions, to the insurance carriers. In the event of a cancellation or reduction in premium, a percentage of the commission revenue is returned to the insurance company. Commission refunds are calculated by the insurance companies and are deducted from amounts due to the Company. The Company has estimated and accrued a liability for commission refunds of $233,566 and $104,988 as of December 31, 2000 and 1999, respectively.

(f)      Property and Equipment

Depreciable   assets   are  stated  at  cost  less   accumulated   depreciation.
Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets

(g)      Excess Cost of Purchased Subsidiary

Included in other assets are unamortized costs of purchased subsidiaries in excess of the fair value of underlying net tangible assets acquired. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization expense was $160,126 and $119,695 for the six months ended December 31, 2000 and 1999, respectively. The "excess cost of purchased subsidiary" resulted from the purchase of a subsidiary corporation. In 2001, management elected to reclassify Investment in Agencies of $316,520 to this account because management's intention is no longer to sell the agencies.

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

Brooke Corporation
                                      F-9

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(m)      Equity Rights and Privileges

Convertible preferred stockholders shall be entitled to a 9% cumulative dividend in cash of the liquidation value of such stock per share per annum, as determined by the Board of Directors. Convertible preferred stock may convert to common stock at a rate of 13 shares of common stock for 1 share of preferred stock. Convertible preferred stock has no voting rights. Holders of convertible preferred stock, upon liquidation or dissolution of the Company, are entitled to be paid an amount equal to $75 for each share of preferred stock not converted into common stock before any amount may be paid to holders of common stock. In addition to the convertible preferred stock, the Company is authorized to issue 499,000 shares of preferred stock. The authorized shares consist of 100,000 shares of 2002 convertible preferred stock and 399,000 shares of "undesignated" preferred stock. The holders of the 2002 convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 10% of the liquidation value of such stock per share per annum payable, if determined by the Board of Directors. On or prior to April 1, 2002, the holders of 2002 convertible preferred stock have the right, at their option, to convert their shares to common stock; one share of 2002 convertible preferred stock will be exchanged for one share of common stock. In the case of liquidation or dissolution of the Company, the holders of the 2002 convertible preferred stock shall be entitled to be paid in full the liquidation value, $25 per share, after payment of full liquidation value to the holders of convertible preferred stock and before the holders of common stock. The common stockholders shall possess all rights and privileges afforded to capital stock by law, subject to holders of convertible preferred stock.

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

(o)      Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation of the financial statements.

Brooke Corporation
                                      F-10

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


2.       NOTES RECEIVABLE

At December 31, 2000 and 1999 notes receivables consist of the following:

                                                      2000             1999
                                                      ----             ----
Agency loans                                      $ 21,075,143     $ 10,637,185
Less: Agency loan participation                    (20,897,316)     (10,312,874)
Equipment loans                                          1,927           16,791
Less: Equipment loan participation                      (1,927)         (12,791)
Consumer loans                                         173,745           21,295
Less: Consumer loan participation                     (173,745)         (21,295)
                                                  ------------     ------------

          Total notes receivable, net                  177,827          328,311

Customer and profit sharing receivables              2,331,352        1,045,032
                                                  ------------     ------------

Total accounts and notes receivable, net          $  2,509,179     $  1,373,343
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

Brooke Corporation

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


3.     PROPERTY AND EQUIPMENT

A summary of property and equipment and depreciation is as follows:

                                             2000               1999
                                             ----               ----
Furniture and fixtures                       $ 299,101          $ 206,147
Office and computer equipment                1,435,309          1,167,857
Automobiles                                    532,685            488,944
                                        ---------------    ---------------
                                             2,267,095          1,862,948

Less:  Accumulated depreciation              1,565,446          1,071,767
                                        ---------------    ---------------

Property and equipment, net                  $ 701,649          $ 791,181
                                        ===============    ===============

Depreciation expense                         $ 285,609          $ 260,018
                                        ===============    ===============

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

Brooke Corporation

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

4.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Roppolo Insurance,  Shreveport,  LA, due July 2001. Interest rate is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation.                                                                      $ 115,289       $     -

Mesa Insurance  Agency,  Pueblo,  CO, due February  2001.  Interest rate is 0%, entire  balance is due at maturity.  Collateralized  by certain  agency  assets
acquired by Brooke Corporation.                                                               100,000             -

James Mitchell  Brown,  Lampasas,  TX, due February 2001.  Interest rate is 8%, entire  balance  due at  maturity.  Collateralized  by  certain  agency  assets
acquired by Brooke Corporation.                                                                80,000             -


Bonds payable (See Note 5)                                                                  1,980,000            1,680,000
                                                                                       ---------------      ---------------

Total bank loans, notes payable and other long-term obligations                             6,397,954            4,797,365

Less: Current maturities and short-term debt                                                2,369,067              464,722
                                                                                       ---------------      ---------------

Total long-term debt                                                                       $4,028,887           $4,332,643
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
                   ================    ================    ===============

Brooke Corporation
                                      F-14

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999



5.       LONG-TERM DEBT, BONDS PAYABLE

Brooke Credit Corporation has offered bonds (series 1997A, 1997B and 1997C) for sale to institutional investors in $5,000 denominations. Brooke Credit Corporation has also offered bonds (series 1997D, 1998E, and 2000F) for sale to the public in $5,000 denominations. These bonds are issued in registered form with interest payable semi-annually on January 1st and July 1st of each year. The bonds are not callable by Brooke Credit Corporation and are not redeemable by the bondholder until maturity.

Brooke Credit Corporation covenants to use all bond proceeds for the purposes of funding loans or purchasing receivables. Brooke Credit Corporation has no debt and covenants not to incur obligations superior to its obligations to bondholders. Therefore, the obligation to bondholders is guaranteed by the assets and the equity of Brooke Credit Corporation.

At December 31, 2000 and 1999 the bonds payable consists of:

                                                  2000               1999
                                                  -----              ----
                                                PRINCIPAL         PRINCIPAL
                                                ---------         ---------
 BOND SERIES      RATE        MATURITY            VALUE              VALUE
 -----------      ----        --------            -----              -----
    1997A       10.000%   January 1, 2001        $ 165,000         $ 165,000
    1997B       10.250%   January 1, 2002          155,000           155,000
    1997C       10.500%   January 1, 2003          245,000           145,000
    1997D       10.125%     July 1, 2001           595,000           595,000
    1998E       10.125%   January 1, 2002          820,000           620,000
    2000F        9.125%    July 1, 2004                 0                 0
                                            --------------    --------------
    Total                                       $1,980,000        $1,680,000
                                             ==============    ==============

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

Brooke Corporation
                                      F-15

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999



7.       INCOME TAXES

The elements of income tax expense (benefit) are as follows:

                                        2000                  1999
                                        ----                  ----
                 Current             $        0             $       0
                 Deferred              (162,632)              (40,238)
                                    -------------         -------------

                                     $ (162,632)            $ (40,238)
                                    =============         =============

The current income tax provisions differ from amounts that would be calculated by applying federal statutory rates to income before income taxes primarily due to net operating loss carryforwards available to offset future taxable income.

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

                                                   2000               1999
                                                   ----               ----
       U.S. federal statutory tax rate             34%                34%
       State statutory tax rate                     4%                 4%
       Effect of the utilization of net
         operating loss carryforwards              (3%)               (3%)
       Miscellaneous                               (1%)               (1%)
                                                 ---------          ---------

       Effective tax rate                          34%                34%
                                                 =========          =========

Reconciliation of deferred tax asset:

                                                   2000           1999
                                                   ----           ----
     Beginning balance, January 1                  $603,034      $ 562,796
     Deferred income tax (expense) benefit          162,632         40,238
                                               -------------   ------------

     Balances balance, December 31                 $765,666      $ 603,034
                                               =============   ============

Expiration dates of net operating loss carryforwards:

            2010            $ 1,370,110        2019            $ 118,346
            2018                285,174        2020              478,330


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

The table below reflects summarized financial information concerning the Company's reportable segments for the years ended December 31, 2000 and 1999:

                                  INSURANCE      FINANCIAL   ELIMINATION OF
                                    AGENCY        SERVICES    INTERSEGMENT  CONSOLIDATED
                                   BUSINESS       BUSINESS      ACTIVITY       TOTALS
                                   --------       --------      --------       ------
  2000
Insurance commissions             $13,751,080   $       -     $       -      $13,751,080
Interest income                          --       2,009,517      (131,464)     1,878,053
Interest expense                      384,972     1,588,863           -        1,973,835
Commissions expense                 9,489,111           -             -        9,489,111
Depreciation and amortization         445,735           -             -          445,735
Segment assets                      9,213,277       373,465    (1,040,000)     8,546,742
Expenditures for segment assets       404,147           -             -          404,147

Brooke Corporation

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


10.      SEGMENT AND RELATED INFORMATION (CONT.)

                                    INSURANCE   FINANCIAL     ELIMINATION OF
                                      AGENCY     SERVICES      INTERSEGMENT   CONSOLIDATED
                                     BUSINESS    BUSINESS        ACTIVITY        TOTALS
                                     --------    --------        --------        ------
  1999
Insurance commissions             $ 8,754,733   $       -     $       -      $ 8,754,733
Interest income                           -         979,478       (64,078)       915,400
Interest expense                      320,576       796,495           -        1,117,071
Commissions expense                 5,751,168           -             -        5,751,168
Depreciation and amortization         379,714           -             -          379,714
Segment assets                      4,958,953     2,268,343    (1,040,000)     6,187,296
Expenditures for segment assets       370,318           -             -          370,318


     PROFIT (LOSS)                            2000               1999
                                              ----               ----

     Total segment profit                      $3,720,452         $2,422,180
     Unallocated amounts:
         Gain on sale of investments               17,500            268,759
         Other corporate expenses              (4,216,283)        (2,809,285)
                                           --------------- ------------------

       Income (loss) before income taxes      $ (478,331)        $ (118,346)
                                           =============== ==================

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

12.      BUSINESS ACQUISITION

The Company purchased 100% of the common stock of Interstate Insurance Group, LTD., on July 1st, 2000 by applying the purchase method of accounting. The total purchase price for such common stock was the sum of $1,200,000 plus the net tangible book value, which was defined as the difference between the book value of all tangible assets and all liabilities as shown on the closing balance sheet. Tangible assets excluded all assets that are intangible in nature such as non-compete agreements, goodwill, software licenses and insurance agency expirations because it was agreed that any such intangible assets are included in the unadjusted purchase price. The six month operating period ended December 31, 2000 has been included in the consolidated financial statements.

        Book value at closing                            $ 126,581
        Less: book value of goodwill                         3,696
                                                   ----------------
           Net tangible book value                         122,885
        Additional purchase amount                       1,200,000
                                                   ----------------

        Total purchase price                            $1,322,885
                                                   ================

Excess of cost over fair value of net assets increased by a net amount at December 31, 2000 of $1,048,508.

Brooke Corporation
                                      F-19

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

12.      BUSINESS ACQUISITION (CONT.)

The following summary consolidated actual and pro forma financial information should be read in conjunction with our consolidated financial statements and their related notes. The consolidated statement of operations data for the years ended December 31, 2000 and 1999 labeled "Actual" are derived from, and are qualified by reference to, the audited financial statements included. The consolidated statement of operations data for the years ended December 31, 2000 and 1999 labeled "Pro Forma" are unaudited. The consolidated balance sheet data at December 31, 2000 and 1999 labeled "Actual" are derived from, and are qualified by reference to, the audited financial statements included. The consolidated balance sheet data at December 31, 2000 and 1999 labeled "Pro Forma" are unaudited.

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                                                   YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                                                                           2000                                  1999
                                                                  ACTUAL           PRO FORMA          ACTUAL           PRO FORMA
 OPERATING INCOME                                               $14,057,770      $ 15,181,681       $ 9,142,397       $10,266,308
 OPERATING EXPENSES                                              14,151,129        15,266,123         8,940,167        10,055,161
 NET INCOME (LOSS)                                                 (315,699)         (309,814)          (78,108)          (72,223)
 NET INCOME (LOSS) PER SHARE:                                         (0.45)            (0.44)            (0.11)            (0.10)


 CONSOLIDATED BALANCE SHEET DATA:
                                                                      DECEMBER 31, 2000                   DECEMBER 31, 1999
                                                                  ACTUAL           PRO FORMA          ACTUAL           PRO FORMA
 CASH                                                           $ 1,683,513       $ 1,683,513       $ 1,902,545       $ 3,064,186
 ACCOUNTS AND NOTES RECEIVABLE, NET                               2,509,179         2,509,179         1,373,343         1,456,621
 NET PROPERTY AND EQUIPMENT                                         701,649           701,649           791,181           802,451
 EXCESS OF COST OVER FAIR VALUE OF NET ASSETS                     1,560,299         1,560,299           520,125           520,125
 ACCOUNTS PAYABLE                                                   442,680           442,680           641,916           676,425
 PREMIUMS PAYABLE TO INSURANCE COMPANIES                          1,966,895         1,966,895           650,045         1,757,339
 LONG-TERM DEBT                                                   4,028,887         4,028,887         4,332,643         4,332,643
 STOCKHOLDERS' EQUITY                                              (494,353)         (494,353)           (7,018)          119,386

13.      SUBSEQUENT EVENTS

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

Brooke Corporation

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

14.      PRIOR PERIOD ADJUSTMENT AND CORRECTION OF ERRORS

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

The affect of the prior period adjustments is recapped below:

                                      12/31/2000      12/31/1999     12/31/2000     12/31/1999    12/31/2000     12/31/1999
                                       RETAINED        RETAINED         NET            NET         EARNINGS       EARNINGS
                                       EARNINGS        EARNINGS        INCOME         INCOME       PER SHARE     PER SHARE
As previously reported                $(1,453,231)   $(1,138,557)   $  (143,038)   $    92,758    $  (0.20)     $   0.13

Revenue recognition change for
  contingent commissions               (1,100,000)      (895,000)      (205,000)      (197,000)      (0.29)        (0.28)

Accelerated amortization method
  implementation                          (44,387)       (36,053)        (8,334)       (14,454)      (0.01)        (0.02)

Accrual of commission refunds
  obligation                             (233,566)      (104,988)      (128,578)      (104,988)      (0.18)        (0.15)

Recognition of fair market value of
  contributed personnel services          (40,000)           -          (40,000)           -         (0.06)          -

Recognition of receivable for
  commission refunds from agents          163,496         73,492         90,004         73,492        0.13          0.10

Prior period adjustments affect for
  deferred tax assets                     426,515        307,268        119,247         72,084        0.17          0.10

As adjusted                           $(2,281,173)   $(1,793,838)   $  (315,699)   $   (78,108)   $  (0.45)     $  (0.11)

Brooke Corporation
                                      F-21