Form 10QSB/A
period 2001-03-31
BROOKE CORP
filed 2001-09-25
CIK 834408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM    _________________TO _____________________

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


     As of May 15, 2001 there were 692,968 shares of the registrant's sole class of common stock outstanding.



Transitional Small Business Disclosure Format (Check One):  Yes  |_|    No  |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Brooke Corporation:

We have reviewed the accompanying consolidated balance sheets of
                               BROOKE CORPORATION
as of March 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three month periods then ended. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.
     As discussed in Note 12 to the financial statements, certain errors resulting in overstatement of previously reported income were discovered by management of the Company during the current year. Accordingly, the 2000 financial statements have been restated to correct the errors.

Summers, Spencer & Cavanaugh, CPAs, Chartered
April 27, 2001
(except for Note 12, as to
which the date is August 03, 2001)

--------------------------------------------------------------------------------

                               BROOKE CORPORATION
                           Consolidated Balance Sheets
                                   (unaudited)
                             MARCH 31, 2001 AND 2000


                                   ASSETS
                                                     2001          2000
                                                     ----          ----
 CURRENT ASSETS
     Cash                                          $2,136,070    $1,439,008
     Accounts and notes receivable, net             3,041,016     1,222,309
     Note receivable, parent company                  327,936       285,804
     Other receivables                                450,387       237,715
     Securities                                         1,198         1,198
     Prepaid expenses                                 136,629        75,896
                                                  ------------  ------------

        Total Current Assets                        6,093,236     3,261,930
                                                  ------------  ------------

 INVESTMENT IN AGENCIES                                     -       316,520
                                                  ------------  ------------

 PROPERTY AND EQUIPMENT
     Cost                                           2,284,413     1,902,479
     Less: Accumulated depreciation                (1,635,446)   (1,141,767)
                                                  ------------  ------------

        Net Property and Equipment                    648,967       760,712
                                                  ------------  ------------

 OTHER ASSETS
     Excess of cost over fair value of net assets   2,092,848       644,828
     Less: Accumulated amortization                  (255,889)     (137,535)
     Prepaid commission guarantee                      58,101        97,969
     Covenants not to compete                           9,792        29,408
     Goodwill                                           4,119         7,899
     Prepaid finders fee                               14,720             -
     Contract database                                 41,817             -
     Deferred tax asset                               579,227       651,370
                                                  ------------  ------------

        Net Other Assets                            2,544,735     1,293,939
                                                  ------------  ------------
 TOTAL ASSETS                                     $ 9,286,938   $ 5,633,101
                                                  ============  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
     Accounts payable                               $ 511,887     $ 190,539
     Premiums payable to insurance companies        2,467,572       932,640
     Accrued commission refunds                       253,373       125,730
     Short term debt                                  646,539             -
     Current maturities of long-term debt           2,271,559       637,981
                                                  ------------  ------------

        Total Current Liabilities                   6,150,930     1,886,890

 LONG-TERM DEBT                                     3,329,537     3,889,968
                                                  ------------  ------------

 TOTAL LIABILITIES                                  9,480,467     5,776,858
                                                  ------------  ------------
 STOCKHOLDERS' EQUITY
     Common stock, $1 par value, 9,500,000 shares
        authorized, 704,018 shares outstanding        704,018       704,018
     Preferred stock, $75 par value, 1,000 shares
        authorized, 781 shares outstanding             58,600        58,600
     Preferred stock, $25 par value, 499,000 shares
        authorized, 3,852 shares outstanding           96,300             -
     Less: Treasury stock, 11,050 shares at cost      (39,500)      (39,500)
     Additional paid-in capital                       949,225     1,063,702
     Retained earnings                             (1,962,172)   (1,930,577)
                                                  ------------  ------------
        Total Stockholders' Equity                   (193,529)     (143,757)
                                                  ------------  ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 9,286,938   $ 5,633,101
                                                  ============  ============

--------------------------------------------------------------------------------
See  accompanying  notes to financial  statements and  independent  accountants'
review report.                                                                 3

                               BROOKE CORPORATION
                        Consolidated Statements of Income
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                   2001              2000
                                                   ----              ----
 OPERATING INCOME
      Insurance commissions                      $ 4,695,470       $ 2,809,122
      Interest income                                692,820           303,345
      Less: Participating interest expense          (694,388)         (283,789)
      Finder's fee                                   175,000                 -
                                              ---------------   ---------------

          Total Operating Income                   4,868,902         2,828,678
                                              ---------------   ---------------

 OPERATING EXPENSES
      Commissions expense                          2,829,607         1,854,013
      Payroll expense                                864,824           541,908
      Depreciation and amortization                  126,512            98,647
      Other operating expenses                       382,090           382,883
                                              ---------------   ---------------

          Total Operating Expenses                 4,203,033         2,877,451
                                              ---------------   ---------------

 INCOME (LOSS) FROM OPERATIONS                       665,869           (48,773)
                                              ---------------   ---------------

 OTHER EXPENSES
      Interest expense                               117,520            93,393
                                              ---------------   ---------------

          Total Other Expenses                       117,520            93,393
                                              ---------------   ---------------

      INCOME (LOSS) BEFORE INCOME TAXES              548,349          (142,166)

          Income tax expense (benefit)               186,439           (48,336)
                                              ---------------   ---------------

      NET INCOME (LOSS)                            $ 361,910         $ (93,830)
                                              ===============   ===============

      NET INCOME (LOSS) PER SHARE:
          Basic                                         0.51             (0.13)
          Diluted                                       0.49             (0.13)

--------------------------------------------------------------------------------
See  accompanying  notes to financial  statements and  independent  accountants'
review report.                                                                 4

                               BROOKE CORPORATION
           Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                   COMMON        PREFERRED       TREASURY      ADD'L PAID-       RETAINED
                                    STOCK          STOCK           STOCK        IN CAPITAL       EARNINGS          TOTAL
                                -------------  --------------  -------------  --------------  ---------------  -------------

 BALANCES, DECEMBER 31, 1999       $ 704,018        $ 58,600      $ (39,500)     $1,063,702     $ (1,138,557)     $ 648,263
 (As previously reported)
 Revenue recognition change for profit sharing receivable                                           (895,000)      (895,000)
 Accelerated amortization method implementation                                                      (36,053)       (36,053)
 Accrual of commission refunds                                                                      (104,988)      (104,988)
 Receivable of commissions refunds from agents                                                        73,492         73,492
 Prior period adjustments to deferred tax asset                                                      307,268        307,268

                                -------------  --------------  -------------  --------------  ---------------  -------------

 BALANCES, DECEMBER 31, 1999       $ 704,018        $ 58,600      $ (39,500)     $1,063,702     $ (1,793,838)      $ (7,018)
 (As restated)
 Dividends paid                       -              -               -              -                (42,909)       (42,909)

 Net loss                             -              -               -              -                (93,830)       (93,830)
                                -------------  --------------  -------------  --------------  ---------------  -------------

 BALANCES, MARCH 31, 2000          $ 704,018        $ 58,600      $ (39,500)     $1,063,702     $ (1,930,577)     $(143,757)
                                =============  ==============  =============  ==============  ===============  =============


 BALANCES, DECEMBER 31, 2000       $ 704,018        $ 58,600      $ (39,500)     $1,063,702     $ (1,453,231)     $ 333,589
 (As previously reported)
 Revenue recognition change for profit sharing receivable                                         (1,100,000)    (1,100,000)
 Accelerated amortization method implementation                                                      (44,387)       (44,387)
 Accrual of commission refunds                                                                      (233,566)      (233,566)
 Recognition of fair market value of contributed services                                            (40,000)       (40,000)
 Receivable of commissions refunds from agents                                                       163,496        163,496
 Prior period adjustments to deferred tax asset                                                      426,515        426,515

                                -------------  --------------  -------------  --------------  ---------------  -------------

 BALANCES, DECEMBER 31, 2000       $ 704,018        $ 58,600      $ (39,500)     $1,063,702     $ (2,281,173)     $(494,353)
 (As restated)
 Dividends paid                       -              -               -              -                (42,909)       (42,909)

 Preferred stock issued               -               96,300         -              -                -               96,300

 Deferred charges                     -              -               -             (114,477)         -             (114,477)

 Net income                           -              -               -              -                361,910        361,910
                                -------------  --------------  -------------  --------------  ---------------  -------------

 BALANCES, MARCH 31, 2001          $ 704,018       $ 154,900      $ (39,500)      $ 949,225     $ (1,962,172)     $(193,529)
                                =============  ==============  =============  ==============  ===============  =============

--------------------------------------------------------------------------------
See  accompanying  notes to financial  statements and  independent  accountants'
review report.                                                                 5

                               BROOKE CORPORATION
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                         2001             2000
                                                         ----             ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME (LOSS)                                $   361,910    $   (93,830)

ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH FLOWS FROM OPERATING ACTIVITIES:
    Depreciation                                          70,000         70,000
    Amortization                                          56,512         28,647
    Deferred income tax expense (benefit)                186,439        (38,336)

    (Increase) decrease in assets:
       Accounts and notes receivables, net              (638,849)        55,277
       Prepaid expenses and other assets                  11,013         14,600

    Increase (decrease) in liabilities:
       Accounts and expenses payable                      69,207        451,377
       Other liabilities                                 565,047       (599,416)
                                                     -----------    -----------
    Net cash provided by (used in)
       operating activities                              681,279       (111,681)
                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash payments for property and equipment             (17,318)       (39,531)
    Purchase of insurance agency                        (749,900)             -
    Sale of insurance agency inventory                   749,900              -
                                                     -----------    -----------

    Net cash used in investing activities                (17,318)       (39,531)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred charges                                    (114,477)             -
    Dividends paid                                       (42,909)             -
    Cash proceeds from bond issuance                   1,010,000              -
    Cash proceeds from preferred stock issuance           96,300              -
    Line of credit advance                                     -        660,000
    Advances on short-term borrowing                     300,000        130,350
    Payments on short-term borrowing                    (180,000)             -
    Payments on long-term debt                        (1,280,318)    (1,102,675)
                                                     -----------    -----------

    Net cash used in financing activities               (211,404)      (312,325)
                                                     -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                      452,557       (463,537)

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                 1,683,513      1,902,545
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                     $ 2,136,070    $ 1,439,008
                                                     ===========    ===========
SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest                           $   131,872    $   374,477
                                                     ===========    ===========
    Cash paid for income tax                         $         -    $         -
                                                     ===========    ===========

--------------------------------------------------------------------------------
See  accompanying  notes to financial  statements and  independent  accountants'
review report.                                                                 6

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

(e)      Revenue Recognition
Commission revenue on insurance premiums is generally recognized as of the effective date of the policies or, in certain cases, as of the effective date or billing date, whichever is later. Contingent commissions are generally recognized when received. Premiums due from the insured are reported as assets of the Company and as corresponding liabilities, net of commissions, to the insurance carriers. In the event of a cancellation or reduction in premium, a percentage of the commission revenue is returned to the insurance company. Commission refunds are calculated by the insurance companies and are deducted from amounts due to the Company. The Company has estimated and accrued a liability for commission refunds of $253,373 and $125,730 as of March 31, 2001 and 2000, respectively.

(f)      Property and Equipment
Depreciable   assets   are  stated  at  cost  less   accumulated   depreciation.
Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

(g)      Excess Cost of Purchased Subsidiary
Included in other assets are unamortized costs of purchased subsidiaries in excess of the fair value of underlying net tangible assets acquired. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization expense was $56,512 and $28,647 for the three months ended March 31, 2001 and 2000, respectively. The "excess cost of purchased subsidiary" resulted from the purchase of a subsidiary corporation. In 2001, management elected to reclassify Investment in Agencies of $316,520 to this account because management's intention is no longer to sell the agencies.

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

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

2.       NOTES RECEIVABLE
At March 31, 2001 and 2000 notes receivables consist of the following:

                                                2001             2000
                                                ----             ----
Agency loans                                   $24,483,260      $ 11,767,717
Less: Agency loan participation               (24,009,176)      (11,511,806)
Equipment loans                                      1,441            15,688
Less: Equipment loan participation                 (1,441)          (11,688)
Consumer loans                                     174,663            19,043
Less: Consumer loan participation                (174,663)          (19,043)
                                             --------------   ---------------

          Total notes receivable, net              474,084           259,911

Customer receivables                             2,566,932           962,398
                                             --------------   ---------------

Total accounts and notes receivable, net       $ 3,041,016      $  1,222,309
                                             ==============   ===============

Of the  agency  loans at March  31,  2001 and  2000,  $4,158,399  and  $551,409,
respectively, are sold with recourse to the buyer for the principal outstanding and interest hereafter accruing from the loan. There is no default by any debtor, and hence, there is no accrued liability at March 31, 2001 and 2000. Loans to some employees for stock of the Company are included in consumer loans and are fully participated at March 31, 2001 and 2000.
Loan participation represents the transfer of notes receivable, by sale, to "participating" banks and finance companies. The Company receives consideration from the participating entities. Per SFAS 125 (Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities), these transfers are accounted for as sales. The transferred assets (i.e. notes receivables) are isolated from the Company. The participating companies obtain the right - free of conditions that constrain it from taking advantage of that right - to pledge or exchange the notes receivables. In addition, the transfer agreements do not entitle the Company or obligate the Company to repurchase or redeem the notes receivable before their maturity.

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      11

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

3.       PROPERTY AND EQUIPMENT
A summary of property and equipment and depreciation is as follows:

                                             2001                2000
                                             ----                ----
Furniture and fixtures                       $ 304,855           $ 208,816
Office and computer equipment                1,446,873           1,204,719
Automobiles                                    532,685             488,944
                                        ---------------     ---------------
                                             2,284,413           1,902,479

Less:  Accumulated depreciation              1,635,446           1,141,767
                                        ---------------     ---------------

Property and equipment, net                  $ 648,967           $ 760,712
                                        ===============     ===============

Depreciation expense                          $ 70,000            $ 70,000
                                        ===============     ===============

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      12

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

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
4.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Roppolo Insurance,  Shreveport,  LA, due July 2001. Interest rate is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation.                                                                 $ 115,285    $       -

                                                                                  ---------------   ---------------
Total bank loans and notes payable                                                    (3,422,635)        (2,847,949)

Bonds payable (See Note 6)                                                            (2,825,000)         1,680,000
                                                                                  ---------------   ---------------

Total bank loans, notes payable and other long-term obligations                        6,247,635          4,527,949

Less: Current maturities and short-term debt                                          (2,918,098)           637,981
                                                                                  ---------------   ---------------

Total long-term debt                                                                 ($3,329,537)        $3,889,968
                                                                                  ===============   ===============

Interest incurred on bank loans, notes payable and other long-term obligations for the three months ended March 31, 2001 and 2000 is $117,520 and $85,804, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets.

Bank loans, notes payable, and other long-term obligations mature as follows:

    TWELVE MONTHS          BANK LOANS &           BONDS
   ENDING MARCH 31        NOTES PAYABLE          PAYABLE             TOTAL

         2002             $ 1,348,098         $ 1,570,000        $ 2,918,098
         2003               1,014,938             365,000          1,379,938
         2004                 341,203             890,000          1,231,203
         2005                 344,092            -                   344,092
         2006                 356,567            -                   356,567
      Thereafter               17,737            -                    17,737
                      ----------------    ----------------    ---------------
                          $ 3,422,635         $ 2,825,000        $ 6,247,635
                      ================    ================    ===============

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      14

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

                                                   2001               2000
                                                PRINCIPAL          PRINCIPAL
 BOND SERIES      RATE           MATURITY         VALUE               VALUE
 -----------      ----           --------         -----               -----
    1997A       10.000%      January 1, 2001   $         -            $ 165,000
    1997B       10.250%      January 1, 2002         155,000            155,000
    1997C       10.500%      January 1, 2003         245,000            245,000
    1997D       10.125%        July 1, 2001          715,000            595,000
    1998E       10.125%      January 1, 2002         820,000            520,000
    2000F        9.125%       July 1, 2004           890,000            -
                                               --------------     --------------
    Total                                         $2,825,000         $1,680,000
                                               ==============     ==============

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

                                               2001                  2000
                                               ----                  ----
Office and computer equipment                  $ 415,843            $ 415,843
Less:  Accumulated amortization                  391,781              348,841
                                           --------------        -------------
                                               $  24,062            $  67,002
                                           ==============        =============

Capital lease amortization is included in depreciation expense.

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      15

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


7.       INCOME TAXES
The elements of income tax expense (benefit) are as follows:

                                  2001                  2000
                                  ----                  ----
                 Current            $    0            $       0
                 Deferred          186,439              (48,336)
                              -------------         -------------
                                 $ 186,439            $ (48,336)
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

                                                     2001               2000
                                                     ----               ----
       U.S. federal statutory tax rate               34%                34%
       State statutory tax rate                       4%                 4%
       Effect of the utilization of net
          operating loss carryforwards               (3%)               (3%)
       Miscellaneous                                 (1%)               (1%)
                                                   ---------          ---------

       Effective tax rate                            34%                34%
                                                   =========          =========

Reconciliation of deferred tax asset:
                                                       2001            2000
                                                       ----            ----
     Beginning balance, January 1                     $ 765,666       $ 603,034
     Deferred income tax (expense) benefit             (186,439)         48,336
                                                   -------------    ------------

     Balances balance, March 31                       $ 579,227       $ 651,370
                                                   =============    ============

Expiration dates of net operating loss carryforwards:

       2010              $ 821,761        2019            $ 118,346
       2018                285,174        2020              478,330

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      16

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

                                    INSURANCE   FINANCIAL     ELIMINATION OF
                                      AGENCY     SERVICES      INTERSEGMENT   CONSOLIDATED
                                     BUSINESS    BUSINESS        ACTIVITY        TOTALS
                                     --------    --------        --------        ------
2001
Insurance commissions             $ 4,695,470      $      -      $      -    $ 4,695,470
Interest income                             -       755,174       (62,354)       692,820
Interest expense                      117,520       694,388             -        811,908
Commissions expense                 2,829,607             -             -      2,829,607
Depreciation and amortization         126,512             -             -        126,512
Segment assets                      9,535,584     3,696,352    (3,944,998)     9,286,938
Expenditures for segment assets        84,406             -             -         84,406

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      17

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


10.      SEGMENT AND RELATED INFORMATION (CONT.)

                                  INSURANCE     FINANCIAL  ELIMINATION OF
                                    AGENCY       SERVICES   INTERSEGMENT  CONSOLIDATED
                                   BUSINESS      BUSINESS     ACTIVITY       TOTALS
                                   --------      --------     --------       ------
2000
Insurance commissions             $2,809,122     $      - $          -    $2,809,122
Interest income                            -      329,129      (25,784)      303,345
Interest expense                      93,393      283,789            -       377,182
Commissions expense                1,854,013            -            -     1,854,013
Depreciation and amortization         98,647            -            -        98,647
Segment assets                     4,868,674    1,282,276     (517,849)    5,633,101
Expenditures for segment assets      693,349            -            -       693,349

  PROFIT (LOSS)                          2001             2000
                                         ----             ----

  Total segment profit                $ 1,620,263    $   782,625

Unallocated amounts:
    Finders fee                           175,000              -
    Other corporate expenses           (1,246,914)      (924,791)
                                      -----------    -----------

  Income (loss) before income taxes   $   548,349    $  (142,166)
                                      ===========    ===========

11.      EMPLOYEE STOCK COMPENSATION PLAN
The Company has developed a stock compensation plan, which has been approved by the shareholders. A compensation committee has been formed and the Company will draft the options, register them and determine eligible employees.

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

                                      12/31/2000     12/31/1999     03/31/2000      12/31/2000     12/31/1999     03/31/2000
                                       RETAINED       RETAINED       RETAINED          NET            NET            NET
                                       EARNINGS       EARNINGS       EARNINGS         INCOME         INCOME         INCOME
As previously reported                $(1,453,231)   $(1,138,557)   $(1,357,173)   $  (143,038)   $    92,758    $  (175,707)
Revenue recognition change for
  contingent commissions               (1,100,000)      (895,000)      (767,849)      (205,000)      (197,000)       127,151
Accelerated amortization method
  implementation                          (44,387)       (36,053)       (38,137)        (8,333)       (14,454)        (2,083)
Accrual of commission refunds
  obligation                             (233,566)      (104,988)      (125,730)      (128,578)      (104,988)       (20,742)
Recognition of fair market value of
  contributed personnel services          (40,000)             -        (10,000)       (40,000)             -        (10,000)
Recognition of receivable for
  commission refunds from agents          163,496         73,492         88,011         90,004         73,492         14,518
Prior period adjustments affect for
  deferred tax assets                     426,515        307,268        280,301        119,247         59,388        (26,967)
                                      ---------------------------------------------------------------------------------------
As adjusted                           $(2,281,173)   $(1,793,838)   $(1,930,577)   $  (315,698)   $   (90,804)   $   (93,830)
                                      =======================================================================================

[TABLE CONTINUED FROM ABOVE]
                                      12/31/2000  12/31/1999  03/31/2000
                                       EARNINGS    EARNINGS    EARNINGS
                                      PER SHARE   PER SHARE    PER SHARE

As previously reported                $  (0.20)    $   0.13     $  (0.25)
Revenue recognition change for
  contingent commissions                 (0.29)       (0.28)        0.18
Accelerated amortization method
  implementation                         (0.01)       (0.02)       (0.00)
Accrual of commission refunds
  obligation                             (0.18)       (0.15)       (0.03)
Recognition of fair market value of
  contributed personnel services         (0.06)        -           (0.01)
Recognition of receivable for
  commission refunds from agents          0.13         0.10         0.02
Prior period adjustments affect for
  deferred tax assets                     0.17         0.08        (0.04)
                                      ----------------------------------
As adjusted                           $  (0.45)    $  (0.13)    $  (0.13)
                                      ==================================

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      19

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000


     Net income for the first quarter of 2001 was $361,910, or $0.51 per share, compared with a net loss in the first quarter of 2000 of $93,830 or $0.13 per share. Total revenues for the first quarter of 2001 were $4,868,902, which is an increase of approximately 72% from total revenues of $2,828,678 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations.

     Payroll expenses increased to $864,824 in the first quarter of 2001 from $541,908 in the first quarter of 2000. Commissions paid to agents increased to $2,829,602 in the first quarter of 2001 from $1,854,013 in the first quarter of 2000. Payroll and commissions expenses increased primarily as a result of the Company's expansion of its insurance agency operations. Other operating expenses decreased to $382,090 in the first quarter of 2001 from $382,883 in the first quarter of 2000.


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


     Profit sharing commissions, or the Company's share of insurance company profits on policies written by the Company's agents, were estimated to be $474,488 for the period ending March 31, 2001 which was approximately 10.11% of total commissions. During the comparable period of 2000, profit sharing commissions were estimated to be $377,181, which was approximately 13.43% of total commissions.

ANALYSIS BY SEGMENT

     The Company separates insurance agency operations from finance company operations when analyzing performance.


     For performance comparisons of insurance agency operations, the Company typically analyzes operating profits and operating profit margins. Operating profits for the Company's insurance agency operations are defined as earnings before interest, taxes, depreciation and amortization. The Company typically expects operating profit margins, including profits from its facilitator related activities, from insurance agency operations in excess of 10%. For the three months ending March 31, 2001, the Company's insurance agency operating profits were $793,949 on insurance commissions of $4,695,470, resulting in an operating profit margin of approximately 16.91%. During the comparable period of 2000, operating losses for insurance agency operations were $30,318 on insurance commissions of $2,809,123, resulting in a negative operating profit margin of approximately 1.08%. The increase in operating profit margins was primarily the result of the Company's expansion of insurance agency operations, including facilitator related activities.


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


     The Company had a current ratio (current assets to current liabilities) of .99 as of March 31, 2001 compared to 1.00 as of December 31, 2000.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting the stockholders of the Company was held on February 27, 2001. The following table sets forth each of the proposals the stockholders were asked to vote upon and the results of the meeting:

                                 PROPOSAL                                                           RESULTS
                                 --------                                                           -------
1.      A proposal  to approve  the Brooke  Corporation  2001  Compensatory             For                 570,092
        Stock Option Plan                                                               Against                 250
                                                                                        Abstain               5,100


2.      A  proposal   to  approve  an   amendment   to  the   Articles   of             For                 571,492
        Incorporation  of Brooke  Corporation  to authorize the creation of             Against               1,250
        100,000  shares of 2002  Convertible  Preferred  Stock and  399,000             Abstain               2,700
        shares of "Undesignated" Preferred Stock


3.      A  proposal   to  approve  an   amendment   to  the   Articles   of             For                 572,092
        Incorporation  of  Brooke  Corporation  to  provide  the  Board  of             Against                 250
        Directors with the authority to issue Preferred Stock                           Abstain               3,100

                                 PROPOSAL                                                           RESULTS
                                 --------                                                           -------
4.      A  proposal   to  approve  an   amendment   to  the   Articles   of             For                 571,642
        Incorporation  of  Brooke  Corporation  to  increase the number  of             Against                 500
        authorized  shares  of  common  stock  of  Brooke  Corporation from             Abstain               3,300
        1,485,000 to 9,500,000.

5.      A  proposal   to  approve  an   amendment   to  the   Articles   of             For                 571,042
        Incorporation  of Brooke  Corporation  to  decrease  the  number of             Against                 500
        authorized  shares of  Convertible  Preferred  Stock from 15,000 to             Abstain               3,300
        1,000

     A special preferred stockholders meeting of the Company was held on February 27, 2001. The following is the proposal that the preferred stockholders were asked to vote upon and the results of the meeting:

                                  PROPOSAL                                                           RESULTS
                                  --------                                                           -------
1.       A proposal to approve an amendment  the  Articles of  Incorporation             For                    481
         of Brooke  Corporation to decrease the number of authorized  shares             Against                  0
         of  Convertible  Preferred  Stock of the  Company  from  15,000  to             Abstain                  0
         1,000

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-B:

         Exhibit No.   Description
         -----------   -----------

         3.01          Amendment and Restatement to the
                       Articles of Incorporation of Brooke Corporation 1


         23.01         Consent of Accountants dated September 17, 2001 2


(b) Reports on Form 8-K: During the first quarter of 2001 no reports on Form 8-K were filed.

--------
1   Filed Previously
2   Filed Herewith

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: September 25, 2001             BROOKE CORPORATION



                                     By: /s/ Robert D. Orr
                                        --------------------------------------
                                        Robert D. Orr, Chief Executive Officer


                                     By: /s/ Leland G. Orr
                                        --------------------------------------
                                        Leland G. Orr, Treasurer, Chief
                                        Chief Financial Officer, Assistant
                                        Secretary and Director