Form 10QSB
period 2001-09-30
BROOKE CORP
filed 2001-11-14
CIK 834408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _________________ TO ______________________

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

     As of November 14, 2001, there were 692,968 shares of the registrant's sole class of common stock outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes  |_|    No  |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Brooke Corporation:

We have reviewed the accompanying consolidated balance sheets of

                               BROOKE CORPORATION

as of September 30, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the nine month periods then ended. These financial statements are the responsibility of the Company's management.
     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.
     As discussed in Note 12 to the financial statements, certain errors resulting in overstatement of previously reported income were discovered by management of the Company during the current year. Accordingly, the 2000 financial statements have been restated to correct the errors.


Summers, Spencer & Cavanaugh, CPAs, Chartered
November 02, 2001

                               BROOKE CORPORATION
                           Consolidated Balance Sheets
                                   (unaudited)
                           SEPTEMBER 30, 2001 AND 2000

                                 ASSETS
                                                  2001          2000
                                                  ----          ----
 Current Assets
     Cash                                     $  4,212,022  $ 1,146,217
     Accounts and notes receivable, net          5,360,743    2,418,839
     Note receivable, parent company               150,462      179,816
     Other receivables                           1,081,837      464,013
     Securities                                      1,198        1,198
     Prepaid expenses                              362,551      190,562
                                               ------------  -----------
        Total Current Assets                    11,168,813    4,400,645
                                               ------------  -----------
 INVESTMENT IN AGENCIES                            999,584      316,520
                                               ------------  -----------
 PROPERTY AND EQUIPMENT
     Cost                                        2,384,434    2,264,952
     Less: Accumulated depreciation             (1,775,446)  (1,489,837)
                                               ------------  -----------
        Net Property and Equipment                 608,988      775,115
                                               ------------  -----------
 OTHER ASSETS
     Excess of cost over fair value of
       net assets                                1,998,971    1,776,328
     Less: Accumulated amortization               (335,609)    (183,198)
     Prepaid commission guarantee                   38,167       78,035
     Covenants not to compete                            -       19,600
     Goodwill                                        2,229        6,009
     Prepaid finders fee                            14,467       14,974
     Contract database                              40,400            -
     Deferred tax asset                            429,358      659,798
                                               ------------  -----------
        Net Other Assets                         2,187,983    2,371,546
                                               ------------  -----------
 TOTAL ASSETS                                  $14,965,368   $7,863,826
                                               ============  ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
     Accounts payable                          $ 1,023,268    $ 199,654
     Premiums payable to insurance companies     2,499,368    1,396,085
     Unearned buyer assistance plan fees           648,972            -
     Accrued commission refunds                    279,132      204,356
     Short term debt                               468,625            -
     Current maturities of long-term debt        2,417,385    2,386,184
                                               ------------  -----------
        Total Current Liabilities                7,336,750    4,186,279

 LONG-TERM DEBT                                  6,786,237    3,893,482
                                               ------------  -----------
 TOTAL LIABILITIES                              14,122,987    8,079,761
                                               ------------  -----------
 STOCKHOLDERS' EQUITY
     Common stock, $1 par value, 9,500,000
        shares authorized, 704,018 shares
        outstanding                                704,018      704,018
     Preferred stock, $75 par value, 1,000
        shares authorized, 781 shares
        outstanding                                 58,600       58,600
     Preferred stock, $25 par value, 499,000
        shares authorized, 43,137 shares
        outstanding                              1,078,425            -
     Less: Treasury stock, 11,050 shares
        at cost                                    (39,500)     (39,500)
     Additional paid-in capital                    821,207    1,093,702
     Retained earnings                          (1,780,369)  (2,032,755)
                                               ------------  -----------
        Total Stockholders' Equity                 842,381     (215,935)
                                               ------------  -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $14,965,368   $7,863,826
                                               ============  ===========

--------------------------------------------------------------------------------
See accompanying notes to financial statements and independent accountants' review report.
                                        3

                               BROOKE CORPORATION
                        Consolidated Statements of Income
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                    2001              2000
                                                    ----              ----
 OPERATING INCOME
      Insurance commissions                      $ 15,662,675       $ 9,566,170
      Interest income                               2,678,471         1,209,639
      Less: Participating interest expense         (2,353,800)       (1,090,688)
      Finder's fee                                    203,000                 -
      Gain (loss) on sale of agencies                 449,580           (58,500)
      Buyer assistance plan fees                    1,023,170                 -
      Other income                                      2,500                 -
                                               ---------------   ---------------

          Total Operating Income                   17,665,596         9,626,621
                                               ---------------   ---------------

 OPERATING EXPENSES
      Commissions expense                          11,738,522         6,481,163
      Payroll expense                               2,878,608         1,626,622
      Depreciation and amortization                   379,520           319,892
      Other operating expenses                      1,316,801         1,098,839
                                               ---------------   ---------------

          Total Operating Expenses                 16,313,451         9,526,516
                                               ---------------   ---------------

 INCOME FROM OPERATIONS                             1,352,145           100,105
                                               ---------------   ---------------

 OTHER EXPENSES
      Interest expense                                363,004           267,058
                                               ---------------   ---------------

          Total Other Expenses                        363,004           267,058
                                               ---------------   ---------------

 INCOME (LOSS) BEFORE INCOME TAXES                    989,141          (166,953)

          Income tax expense (benefit)                336,308           (56,764)
                                               ---------------   ---------------

 NET INCOME (LOSS)                                  $ 652,833        $ (110,189)
                                               ===============   ===============

      NET INCOME (LOSS) PER SHARE:
          Basic                                          0.89             (0.16)
          Diluted                                        0.86             (0.15)

--------------------------------------------------------------------------------
See accompanying notes to financial statements and independent accountants' review report.
                                        4

                               BROOKE CORPORATION
           Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                           COMMON        PREFERRED     TREASURY       ADD'L PAID-      RETAINED
                                           STOCK           STOCK        STOCK         IN CAPITAL       EARNINGS        TOTAL
                                         ------------  -------------  ------------  ---------------  --------------  -------------
 BALANCES, DECEMBER 31, 1999               $ 704,018       $ 58,600      $(39,500)      $1,063,702    $ (1,138,557)     $ 648,263
 (As previously reported)
 Revenue recognition change for
    profit sharing receivable                                                                             (895,000)      (895,000)
 Accelerated amortization method
    implementation                                                                                         (36,053)       (36,053)
 Accrual of commission refunds                                                                            (104,988)      (104,988)
 Receivable of commissions refunds
    from agents                                                                                             73,492         73,492
 Prior period adjustments to deferred
     tax asset                                                                                             307,268        307,268
                                         ------------  -------------  ------------  ---------------  --------------  -------------

 BALANCES, DECEMBER 31, 1999                 704,018         58,600       (39,500)       1,063,702      (1,793,838)        (7,018)
 (As restated)
 Dividends paid                                                                                           (128,728)      (128,728)

 Fair market value of contributed
   services                                                                                 30,000                         30,000

 Net loss                                                                                                 (110,189)      (110,189)
                                         ------------  -------------  ------------  ---------------  --------------  -------------
 BALANCES, SEPTEMBER 30, 2000              $ 704,018       $ 58,600      $(39,500)      $1,093,702     $(2,032,755)    $ (215,935)
                                         ============  =============  ============  ===============  ==============  =============

 BALANCES, DECEMBER 31, 2000               $ 704,018       $ 58,600      $(39,500)      $1,063,702    $ (1,453,231)     $ 333,589
 (As previously reported)
 Revenue recognition change for profit
    sharing receivable                                                                                  (1,100,000)    (1,100,000)
 Accelerated amortization method
    implementation                                                                                         (44,387)       (44,387)
 Accrual of commission refunds                                                                            (233,566)      (233,566)
 Fair market value of contributed
     services                                                                               40,000         (40,000)             -
 Receivable of commissions refunds
     from agents                                                                                           163,496        163,496
 Prior period adjustments to
     deferred tax asset                                                                                    426,515        426,515
                                         ------------  -------------  ------------  ---------------  --------------  -------------

 BALANCES, DECEMBER 31, 2000                 704,018         58,600       (39,500)       1,103,702      (2,281,173)      (454,353)
 (As restated)
 Dividends paid                                                                                           (152,029)      (152,029)

 Preferred stock issued                                   1,078,425                                                     1,078,425

 Fair market value of contributed
     services                                                                               30,000                         30,000

 Deferred charges                                                                         (312,495)                      (312,495)

 Net income                                                                                                652,833        652,833
                                         ------------  -------------  ------------  ---------------  --------------  -------------
 BALANCES, SEPTEMBER 30, 2001              $ 704,018    $ 1,137,025      $(39,500)       $ 821,207     $(1,780,369)     $ 842,381
                                         ============  =============  ============  ===============  ==============  =============

--------------------------------------------------------------------------------
See accompanying notes to financial statements and independent accountants' review report.
                                        5

                               BROOKE CORPORATION
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                              2001           2000
                                                              ----           ----
 Cash flows from operating activities:
    NET INCOME (LOSS)                                     $   652,833    $  (110,189)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
    NET CASH FLOWS FROM OPERATING ACTIVITIES:

    Depreciation                                              210,000        210,000
    Amortization                                              169,520        103,642
    Fair market value of contributed services                  30,000         30,000
    (Gain) loss on sale of inventory                         (449,580)        58,500
    Deferred income tax expense (benefit)                     336,308        (56,764)

    (Increase) decrease in assets:
       Accounts and notes receivables, net                 (3,342,552)    (1,221,563)
       Prepaid expenses and other assets                     (214,909)      (100,066)

    Increase (decrease) in liabilities:
       Accounts and expenses payable                          580,588       (442,262)
       Other liabilities                                      869,097        845,408
                                                          -----------    -----------

    Net cash used in operating activities                  (1,158,695)      (683,294)
                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Cash payments for property and equipment                 (117,339)      (402,004)
    Purchase of insurance agency                           (6,444,369)      (412,885)
    Sale of insurance agency inventory                      6,719,720        153,000
                                                          -----------    -----------

    Net cash provided by (used in) investing activities       158,012       (661,889)
                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Deferred charges                                         (312,495)           -
    Dividends paid                                           (152,029)      (128,727)
    Cash proceeds from bond issuance                        2,065,000            -
    Cash proceeds from preferred stock issuance             1,078,425            -
    Line of credit advance                                    960,000        660,000
    Advances on short-term borrowing                          996,149        746,539
    Payments on short-term borrowing                         (826,539)      (176,840)
    Advances on long-term debt                              2,757,350      2,141,462
    Payments on long-term debt                             (3,036,669)    (2,653,579)
                                                          -----------    -----------

    Net cash provided by financing activities               3,529,192        588,855
                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        2,528,509       (756,328)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              1,683,513      1,902,545
                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 4,212,022    $ 1,146,217
                                                          ===========    ===========

SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest                                $ 2,446,034    $ 1,286,313
                                                          ===========    ===========
    Cash paid for income tax                              $       -      $       -
                                                          ===========    ===========
    Non cash financing activity - additional paid in
       capital for contributed services                   $    30,000    $    30,000
                                                          ===========    ===========

--------------------------------------------------------------------------------
See accompanying notes to financial statements and independent accountants' review report.
                                        6

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

     BROOKE CREDIT CORPORATION, a 100% owned subsidiary, is a licensed finance company and licensed insurance agency. Brooke Credit Corporation originates loans to Brooke Corporation's franchise agents, franchise subagents, insurance producers and insurance policyholders.\
     BROOKE LIFE AND HEALTH, INC., a 100% owned subsidiary, is a licensed insurance agency which sells life and health insurance through Brooke Corporation's network of exclusive franchise agents, franchise subagents and insurance producers.
     BROOKE AGENCY, INC., a 100% owned subsidiary, is a licensed insurance agency which sells property and casualty insurance through Brooke
     Corporation's network of exclusive franchise agents, franchise subagents and insurance producers.
     BROOKE INVESTMENTS, INC., a 100% owned subsidiary, develops investment services for sale through Brooke Corporation's network of exclusive franchise agents, franchise subagents and insurance producers.
     THE AMERICAN AGENCY, INC., a 100% owned subsidiary, is a licensed insurance agency which sells insurance programs and "targeted market" policies through a network of non-exclusive brokers that are not necessarily affiliated with Brooke Corporation.
     THE AMERICAN HERITAGE, INC., a 100% owned subsidiary, is a licensed insurance agency which sells insurance programs and "targeted market" policies through a network of non-exclusive brokers that are not necessarily affiliated with Brooke Corporation. For marketing purposes the name of this subsidiary was recently changed from Heritage Marketing Services, Inc.
     INTERSTATE INSURANCE GROUP, LTD, a 100% owned subsidiary, is a licensed insurance agency which sells insurance programs and "targeted market" policies through a network of non-exclusive brokers that are not necessarily affiliated with Brooke Corporation.

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

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
(c)      Cash Equivalents
For purposes of the statements of cash flows, the Company considers all cash on hand, cash in banks and short-term investments purchased with a maturity of three months or less to be cash and cash equivalents.

(d)      Allowance for Bad Debts
The Company considers all accounts and notes receivable to be fully collectible, therefore no allowance has been recognized for uncollectible amounts.

(e)      Revenue Recognition
Commission revenue on insurance premiums is generally recognized as of the effective date of the policies or, in certain cases, as of the effective date or billing date, whichever is later. Contingent commissions are generally recognized when received. Premiums due from the insured are reported as assets of the Company and as corresponding liabilities, net of commissions, to the insurance carriers. In the event of a cancellation or reduction in premium, a percentage of the commission revenue is returned to the insurance company. Commission refunds are calculated by the insurance companies and are deducted from amounts due to the Company. The Company has estimated and accrued a liability for commission refunds of $279,132 and $204,356 as of September 30, 2001 and 2000, respectively.

(f)      Property and Equipment
Depreciable   assets   are  stated  at  cost  less   accumulated   depreciation.
Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

(g)      Excess Cost of Purchased Subsidiary
Included in other assets are unamortized costs of purchased subsidiaries in excess of the fair value of underlying net tangible assets acquired. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization expense was $169,520 and $145,946 for the nine months ended September 30, 2001 and 2000, respectively.
The "excess cost of purchased subsidiary" resulted from the purchase of a subsidiary corporation. In 2001, management elected to reclassify Investment in Agencies of $316,520 to this account because management's intention is no longer to sell the agencies. These agencies, primarily consisting of an agency doing business as Brooke Life/Health, were not amortized when available for sale during 2000 because commissions increased significantly during this period of time resulting in an increased market value. Therefore, in management's opinion, if the assets had been sold during 2000, the sales price would have been significantly more than the asset account balance of $316,520.

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.
                                        8

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

(i)      Investment in Agencies
The assets included in the "Investment in Agencies" category is the purchase price paid for agency assets. These assets are available for sale and are carried at lower cost or market. In 2001, management elected to reclassify Investment in Agencies of $316,520 to other assets because management's intention is no longer to sell the agencies. These agencies, primarily consisting of an agency doing business as Brooke Life/Health, were not amortized when available for sale during 2000 because commissions increased significantly during this period of time resulting in an increased market value. This assumption of increased value is supported by valuation methods generally accepted by the insurance agency industry whereby agency assets are valued as a multiple of annual commissions. Therefore, in management's opinion, if the assets had been sold during 2000, the sales price would have been significantly more than the asset account balance of $316,520. The balance at September 30, 2001 consists of two agencies. An agency in Kearney, Missouri was purchased at a cost of $272,874 and an agency in Columbus, Missouri at a cost of $726,710. The agency in Columbus, Missouri was sold on November 1, 2001.

(j)      Gain or Loss on Sale of Assets
"Investment in Agencies" gains or losses are based on the allocation of purchase price at the date of purchase for specific assets. At the time of purchase, a value is determined for each type of assets purchased (i.e. life insurance commissions purchased or personal lines commission purchased or small commercial lines commissions purchased or program commissions purchased).

(k)      Contracts Database
Contracts database consists of standardized loan documents which have been developed by Brooke Corporation. These contracts are available for sale to others that make these types of loans, by first purchasing a license from Brooke Corporation. A complete review and revision is scheduled for all loan documents every five years, therefore, the asset is being amortized over a five year period.

(l)      Deferred Charges
Deferred charges relate to costs associated with the public offering of preferred stock and bonds. Specifically, these costs are auditor fees, legal costs, and filing charges, which will be offset against stock proceeds.

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.
                                        9

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
(m)      Equity Rights and Privileges
Convertible preferred stockholders shall be entitled to a 9% cumulative dividend in cash of the liquidation value of such stock per share per annum, as determined by the Board of Directors. Convertible preferred stock may convert to common stock at a rate of 13 shares of common stock for 1 share of preferred stock. Convertible preferred stock has no voting rights. Holders of convertible preferred stock, upon liquidation or dissolution of the Company, are entitled to be paid an amount equal to $75 for each share of preferred stock not converted into common stock before any amount may be paid to holders of common stock. In addition to the convertible preferred stock, the Company is authorized to issue 499,000 shares of preferred stock. The authorized shares consist of 100,000 shares of 2002 convertible preferred stock and 399,000 shares of "undesignated" preferred stock. The holders of the 2002 convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 10% of the liquidation value of such stock per share per annum if determined by the Board of Directors. On or prior to April 1, 2002, the holders of 2002 Convertible Preferred Stock have the right, at their option, to convert their shares to common stock; one share of 2002 convertible preferred stock will be exchanged for one share of common stock. In the case of liquidation or dissolution of the Company, the holders of the 2002 convertible preferred stock shall be entitled to be paid in full the liquidation value, $25 per share, after payment of full liquidation value to the holders of convertible preferred stock and before the holders of common stock. The common stockholders shall possess all rights and privileges afforded to capital stock by law, subject to holders of convertible preferred stock.

(n)      Per Share Data
Basic net income per share is calculated by dividing net income, less preferred stock dividends, by the average number of shares of the Company's common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income by the adjusted average number of shares of the Company's common stock outstanding.

(o)      Buyer Assistance Plan
The Company introduced a specialty program (buyer assistance plan) to provide agency buyers assistance with their new agency ownership. The Company assists new agency owners by providing an inspection report on their new agency, marketing assistance, and commission cash flow assistance. Most of the service provided by the Company is performed in the early stages of agency ownership, however, there is a portion of "ongoing" service for the first year. Unearned buyer assistance plan fees are $648,972 at September 30, 2001.

(p)      Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation of the financial statements.


--------------------------------------------------------------------------------
See accompanying independent accountants' review report.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

2.       NOTES RECEIVABLE
At September 30, 2001 and 2000, notes receivable consist of the following:
                                                2001              2000
                                                ----              ----
Agency loans                                  $34,465,627       $ 17,979,071
Less: Agency loan participation               (33,373,101)       (17,687,730)
Equipment loans                                       427              7,564
Less: Equipment loan participation                   (427)            (3,464)
Consumer loans                                    152,080            162,307
Less: Consumer loan participation                (147,980)          (162,307)
                                            ---------------   ----------------

          Total notes receivable, net           1,096,626            295,441

Customer receivables                            4,264,117          2,123,398
                                            ---------------   ----------------

Total accounts and notes receivable, net      $ 5,360,743       $  2,418,839
                                            ===============   ================

Of the agency loans at September 30, 2001 and 2000, $8,805,900 and $513,556, respectively, are sold with recourse to the buyer for the principal outstanding and interest hereafter accruing from the loan. There is no default by any debtor, and hence, there is no accrued liability at September 30, 2001 and 2000. Loans to some employees for stock of the Company is included in Consumer loans and are fully participated at September 30, 2001 and 2000.
Loan participation represents the transfer of notes receivable, by sale, to "participating" banks and finance companies. The Company receives consideration from the participating entities. Per SFAS 125 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, these transfers are accounted for as sales. The transferred assets (i.e. notes receivables) are isolated from the Company. The participating companies obtain the right - free of conditions that constrain it from taking advantage of that right - to pledge or exchange the notes receivables. In addition, the transfer agreements do not entitle the Company or obligate the Company to repurchase or redeem the notes receivable before their maturity.

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.
                                        11

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

3.       PROPERTY AND EQUIPMENT
A summary of property and equipment and depreciation is as follows:
                                                  2001              2000
                                                  ----              ----
Furniture and fixtures                            $ 309,038         $ 296,958
Office and computer equipment                     1,489,641         1,435,309
Automobiles                                         585,755           532,685
                                             ---------------   ---------------
                                                  2,384,434         2,264,952

Less:  Accumulated depreciation                  (1,775,446)       (1,489,837)
                                             ---------------   ---------------

Property and equipment, net                       $ 608,988         $ 775,115
                                             ===============   ===============

Depreciation expense                              $ 210,000         $ 210,000
                                             ===============   ===============

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.
                                        12

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

4.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS

                                                                                            2001               2000
                                                                                            ----               ----
First  National  Bank &  Trust,  Phillipsburg,  KS,  line of  credit,  $960,000 available,  $360,000  not  utilized.  Due July 2002.  Interest  rate is 10.50%.
Collateralized by account receivable.                                                       $ 960,000         $ 660,000
Farmers  State Bank,  Phillipsburg,  KS, due December  2006.  Interest  rate is
10.75%,  payable $15,500 monthly.  Collateralized  by stock,  inventory,  fixed
assets and personal guaranty of certain officers of Brooke Corporation.                       -                 881,318
State Bank of Colwich,  Colwich,  KS, due July 2004.  Interest  rate is 11.75%,
payable $1,435 monthly. Collateralized by insurance agency assets.                             41,146            43,809
Chrysler  Financial,  Overland Park,  KS, due February 2000 to September  2002.
Interest  rates  are  7.80%  to  8.50%,  payable  monthly.   Collateralized  by
automobiles.                                                                                  122,786           153,851
Colonial  Pacific,  Portland,  OR, due December 2001.  Interest rate is 14.811%
payable  $2,083  monthly.   Collateralized  by  personal  guaranty  of  certain
officers of Brooke Corporation.                                                                 5,881            28,190
Brooke Investments,  Inc.,  Phillipsburg,  KS, due February 2007. Interest rate is  10.00%,  payable  $1,718  monthly.  Note  is sold  to  participating  bank.
Collateralized by certain agency assets acquired by Brooke Investments, Inc.                   85,791            97,200
David  Patterson,  Sr.,  Phoenix,  AZ,  due March  2008.  Interest  rate is 0%, payable $1,112 monthly.  Unsecured deferred compensation  agreement provided by
The American Agency, Inc.                                                                       3,336            16,680
Robert B.  Patterson,  Overland Park,  KS, due February 2001.  Interest rate is
7.75%,    principal   balance   plus   accrued   interest   payable   annually.
Collateralized  by 500 shares of American  Agency,  Inc.  common  stock and the
guaranty of certain officers of Brooke Corporation.                                           -                 222,222
Hartley Agency,  Inc.,  Baxter Springs,  KS, due September 2001.  Interest rate is 0%,  entire  balance is due at maturity.  Collateralized  by certain  agency
assets acquired by Brooke Corporation.                                                        -                 201,564
Gerald Lanio and William Tyer,  Independence,  MO, due September 2005. Interest
rate  is  5%,  payable  $207,877  annually.  Collateralized  by 900  shares  of
Interstate Insurance Group, LTD common stock.                                                 643,246           900,000
Premier  Insurance  Agency,  Poplar Bluff, MO, due July 2005.  Interest rate is
5.00%,  payable  $147,763  annually.  Collateralized  by certain  agency assets
acquired by Brooke Corporation.                                                               523,961           639,737
Stewart  Insurance,  Monroe,  LA, due August 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation                                                                         -                 252,245
APB Insurers,  Crane,  MO, due July 2001.  Interest rate is 0%, entire  balance is due at  maturity.  Collateralized  by  certain  agency  assets  acquired  by
Brooke Corporation.                                                                           -                  77,445
Roppolo Insurance,  Shreveport,  LA, due July 2001. Interest rate is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation.                                                                        -                 115,285

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.
                                        13

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

4.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)
Mesa Insurance  Agency,  Pubele,  CO, due February  2001.  Interest rate is 0%, entire  balance  is due at  maturity.  Collaterized  by certain  agency  assets
acquired by Brooke Corporation.                                                             $ -                 $  100,000
Wayne White,  Hutchinson,  KS, due April 2002. Interest is 8%, payable $105,060
annually.   Collateralized   by  certain  agency  assets   acquired  by  Brooke
Corporation.                                                                                  -                    210,120
Dawn Insurance Agency, Inc.  Strasburg,  CO, due May 2003. Interest rate is 0%, payable $43,322  annually.  Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                            86,644             -
Lalumondier  Insurance,  Inc.,  Kearney,  MO, due  September 1, 2004.  Interest
rate  is 5%,  first  installment  of  $40,931  due  October  2001,  and  annual installments  of $68,219  thereafter.  Collateralized  by certain agency assets
acquired by Brooke Corporation.                                                               245,587             -
Ely Insurance  Services,  Inc., Tampa, FL, due September 2002. Interest rate is
0%,  entire  balance  is due at  maturity.  Collateralized  by  certain  agency
assets acquired by Brooke Corporation.                                                         82,549             -
Anderson  Insurance Agency,  Inc, Ballwin,  MO, due May 2002.  Interest rate is
7.5%,  entire  balance is due at  maturity.  Collateralized  by certain  agency
assets acquired by Brooke Corporation.                                                        163,300             -
Phares and Lites Agency,  Inc., Many, LA, due September 2001.  Interest rate is
0%,  entire  balance  is due at  maturity.  Collateralized  by  certain  agency
assets acquired by Brooke Corporation.                                                        207,825             -
Bond-Pyatt  Insurance  Agency,  Inc., St. Louis, MO, due August 2006.  Interest
rate at prime rate,  first  installment of $89,465 due January 2002, and annual installments  of $89,465  thereafter.  Collateralized  by certain agency assets
acquired by Brooke Corporation.                                                               536,791             -
Della  Bell  Agency,  Fowler,  CO,  March  2002.  Interest  rate is 0%,  entire balance due at maturity.  Collateralized  by certain agency assets  acquired by
Brooke Corporation.                                                                            97,500             -
Mid Florida  Insurance,  Inc., Ocala, FL, due September 2003.  Interest rate is
0%,  annual  payments of  $356,149.  Collateralized  by certain  agency  assets
acquired by Brooke Corporation.                                                               712,298             -
All  Drivers  Insurance  Inc.,  Colorado  Springs,   CO,  due  September  2003.
Interest rate is 5%,  annual  payments of $112,500.  Collateralized  by certain
agency assets acquired by Brooke Corporation.                                                 225,000             -
Gateway Realty of Columbus,  Inc.,  Columbus,  NE, due September 2010. Interest
rate is 7%,  annual  principal  payments of 67,345.  Collateralized  by certain
agency assets acquired by Brooke Corporation.                                                 606,106             -
Bruner Insurance  Agency,  Marianna,  FL, due September 2004.  Interest rate is
5%,  payable  $101,900  annually.   Collateralized  by  certain  agency  assets
acquired by Brooke Corporation.                                                               277,500             -
                                                                                       ---------------      ---------------

Total bank loans and notes payable                                                          5,627,247            4,599,666
Bonds payable (See Note 5)                                                                  4,045,000            1,680,000
                                                                                       ---------------      ---------------

Total bank loans, notes payable and other long-term obligations                             9,672,247            6,279,666
Less: Current maturities and short-term debt                                               (2,886,010)          (2,386,184)
                                                                                       ---------------      ---------------

Total long-term debt                                                                       $6,786,237           $3,893,482
                                                                                       ===============      ===============

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

4. BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.) Interest incurred on bank loans, notes payable and other long-term obligations for the nine months ended September 30, 2001 and 2000 is $363,004 and $267,058, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets.
Bank loans, notes payable and other long-term obligations mature as follows:

   TWELVE MONTHS ENDING  BANK LOANS &         BONDS
       SEPTEMBER 30      NOTES PAYABLE       PAYABLE             TOTAL

           2002             $ 1,911,010       $  975,000        $ 2,886,010
           2003               2,156,874          365,000          2,521,874
           2004                 687,649        2,705,000          3,392,649
           2005                 418,631                -            418,631
           2006                 175,581                -            175,581
        Thereafter              277,502                -            277,502
                        ----------------   --------------    ---------------
                            $ 5,627,247      $ 4,045,000        $ 9,672,247
                        ================   ==============    ===============

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.
                                        15

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

5.       LONG-TERM DEBT, BONDS PAYABLE
Brooke Credit Corporation has offered bonds (series 1997A, 1997B and 1997C) for sale to institutional investors in $5,000 denominations. Brooke Credit Corporation has also offered bonds (series 1997D, 1998E, and 2000F) for sale to the public in $5,000 denominations. These bonds are issued in registered form with interest payable semi-annually on January 1st and July 1st of each year. These bonds are not callable by Brooke Credit Corporation and are not redeemable by the bondholder until maturity.
Brooke Credit Corporation covenants to use all bond proceeds for the purposes of funding loans or purchasing receivables. Brooke Credit Corporation has no debt and covenants not to incur obligations superior to its obligations to bondholders. Therefore, the obligation to bondholders is guaranteed by the assets and the equity of Brooke Credit Corporation.
At September 30, 2001 and 2000, the bonds payable consist of:

                                                    2001              2000
                                                  Principal         Principal
 Bond Series      Rate           Maturity           Value             Value
 -----------      ----           --------           -----             -----
    1997A       10.000%      January 1, 2001     $       -            $ 165,000
    1997B       10.250%      January 1, 2002          155,000           155,000
    1997C       10.500%      January 1, 2003          365,000           245,000
    1997D       10.125%        July 1, 2001           -                 595,000
    1998E       10.125%      January 1, 2002          820,000           520,000
    2000F        9.125%        July 1, 2004         2,705,000           -
                                                --------------    --------------
    Total                                          $4,045,000        $1,680,000
                                                ==============    ==============

Interest payable is $88,725 and $43,103 at September 30, 2001 and 2000, respectively.
6.       LONG-TERM DEBT, CAPITAL LEASES
The Company leases various equipment which may be purchased for a nominal amount at the expiration of the lease agreements. The Company is required to provide insurance coverage on the equipment as specified by the lessor. Under the criteria established by SFAS 13, these assets have been capitalized in the Company's financial statements. The capital lease obligations have all been paid in full. Property and equipment includes the following amounts reflecting the capitalization of these assets:

                                               2001                2000
                                               ----                ----
Office and computer equipment                  $ 415,483          $ 415,483
Less:  Accumulated amortization                 (402,134)          (386,605)
                                           --------------      -------------
                                               $  13,349          $  28,878
                                           ==============      =============

Capital lease amortization is included in depreciation expense.

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.
                                        16

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

7.       INCOME TAXES
The elements of income tax expense (benefit) are as follows:
                                         2001                  2000
                                         ----                  ----
                 Current                $       0             $      0
                 Deferred                 336,308              (56,764)
                                     -------------         -------------
                                        $ 336,308             $(56,764)
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

                                                  2001               2000
                                                  ----               ----
       U.S. federal statutory tax rate            34%                34%
       State statutory tax rate                    4%                 4%
       Effect of the utilization of net
          operating loss carryforwards            (3%)               (3%)
       Miscellaneous                              (1%)               (1%)
                                                ---------          ---------

       Effective tax rate                         34%                34%
                                                =========          =========


Reconciliation of deferred tax asset:
                                                    2001             2000
                                                    ----             ----
       Beginning balance, January 1                $ 765,666        $ 603,034
       Deferred income tax (expense) benefit        (336,308)          56,764
                                                -------------     ------------

       Balances balance, September 30              $ 429,358        $ 659,798
                                                =============     ============


Expiration dates of net operating loss carryforwards:

               2010              $ 380,969        2019            $ 118,346
               2018                285,174        2020              478,330

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.
                                        17

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

8.       EMPLOYEE BENEFIT PLANS
The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to 15% of their compensation. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for periods ended September 30, 2001 and 2000.
9.       CONCENTRATION OF CREDIT RISK
The Company maintains cash balances at several banks. On September 30, 2001 and 2000, the Company had account balances of $4,058,853 and $769,807, respectively, with one bank which exceeds the $100,000 insurance limit of the Federal Deposit Insurance Corporation.
10.      SEGMENT AND RELATED INFORMATION
The Company's two reportable segments as of and for the nine months ended September 30, 2001 and 2000 consisted of its insurance agency business and its financial services business. The insurance agency business includes the Company's wholly-owned subsidiaries which are licensed insurance agencies operating in the states of Kansas, Nebraska, Missouri, Colorado, Texas and Oklahoma. The Company sells insurance through its network of exclusive franchise agents, franchise sub-agents, non-exclusive brokers and insurance producers. The financial services business includes the Company's wholly-owned subsidiary, which is a licensed finance company. The finance company originates loans to Brooke Corporation's franchise agents, franchise sub-agents, insurance producers and insurance policyholders. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "other corporate expenses". Management evaluates the performance of its segments and allocates resources to them based on net income before income taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies.
The table below reflects summarized financial information concerning the Company's reportable segments for the periods ended September 30, 2001 and 2000:

                                   INSURANCE     FINANCIAL   ELIMINATION OF
                                     AGENCY       SERVICES    INTERSEGMENT   CONSOLIDATED
                                    BUSINESS      BUSINESS      ACTIVITY        TOTALS
                                    --------      --------      --------        ------
  2001
Insurance commissions             $15,662,675   $       -     $       -      $15,662,675
Interest income                           -       2,973,103      (294,632)     2,678,471
Interest expense                      363,004     2,353,800           -        2,716,804
Commissions expense                11,738,522           -             -       11,738,522
Depreciation and amortization         379,520           -             -          379,520
Segment assets                     13,196,027     5,639,341    (3,940,000)    14,895,368
Expenditures for segment assets       126,215           -             -          126,215

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.
                                        18

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

10.      SEGMENT AND RELATED INFORMATION (CONT.)

                                   INSURANCE   FINANCIAL   ELIMINATION OF
                                     AGENCY     SERVICES    INTERSEGMENT  CONSOLIDATED
                                    BUSINESS    BUSINESS      ACTIVITY       TOTALS
                                    --------    --------      --------       ------
  2000
Insurance commissions             $9,566,170   $      -     $      -      $9,566,170
Interest income                          -      1,343,143     (133,504)    1,209,639
Interest expense                     267,058    1,090,688          -       1,357,746
Commissions expense                6,481,163          -            -       6,481,163
Depreciation and amortization        319,892          -            -         319,892
Segment assets                     6,246,486    1,763,555     (176,215)    7,833,826
Expenditures for segment assets      772,322          -            -         772,322

                PROFIT (LOSS)                   2001           2000
                                                ----           ----

       Total segment profit                  $ 3,506,300    $ 2,617,008

       Unallocated amounts:
           Finders fee                           203,000            -
           Buyer assistance plan fees          1,023,170            -
           Gain (loss) on sale of agencies       449,580        (58,500)
           Other corporate expenses           (4,192,909)    (2,725,461)
                                             -----------    -----------

         Income (loss) before income taxes   $   989,141    $  (166,953)
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

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

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

                                               12/31/2000      12/31/1999      09/30/2000     12/31/2000     12/31/1999
                                                RETAINED        RETAINED        RETAINED         NET            NET
                                                EARNINGS        EARNINGS        EARNINGS        INCOME         INCOME
 As previously reported                      $ (1,453,231)   $ (1,138,557)   $ (1,428,860)    $ (143,038)      $ 92,758
 Revenue recognition change for
   contingent commissions                      (1,100,000)       (895,000)       (781,382)      (205,000)      (197,000)
 Accelerated amortization method
   implementation                                 (44,387)        (36,053)        (42,304)        (8,333)       (14,454)
 Accrual of commission refunds obligation        (233,566)       (104,988)       (204,356)      (128,578)      (104,988)
 Recognition of fair market value of
   contributed services                           (40,000)              -         (30,000)       (40,000)             -
 Recognition of receivable for commission
   refunds from agents                            163,496          73,492         143,049         90,004         73,492
 Prior period adjustments affect for
   deferred tax assets                            426,515         307,268         311,098        119,247         72,084
                                             -----------------------------------------------------------------------------
 As adjusted                                 $ (2,281,173)   $ (1,793,838)   $ (2,032,755)    $ (315,698)     $ (78,108)
                                             =============================================================================

[TABLE CONTINUED FROM ABOVE]
                                               09/30/2000     12/31/2000     12/31/1999     09/30/2000
                                                  NET          EARNINGS       EARNINGS       EARNINGS
                                                 INCOME       PER SHARE      PER SHARE       PER SHARE
 As previously reported                        $ (161,576)       $ (0.21)        $ 0.12        $ (0.23)
 Revenue recognition change for
   contingent commissions                         113,618          (0.29)         (0.28)          0.16
 Accelerated amortization method
   implementation                                  (6,250)         (0.01)         (0.02)         (0.01)
 Accrual of commission refunds obligation         (99,368)         (0.18)         (0.15)         (0.14)
 Recognition of fair market value of
   contributed services                           (30,000)         (0.06)             -          (0.04)
 Recognition of receivable for commission
   refunds from agents                             69,557           0.13           0.10           0.10
 Prior period adjustments affect for
   deferred tax assets                              3,830           0.17           0.10           0.01
                                             -----------------------------------------------------------
 As adjusted                                   $ (110,189)       $ (0.46)       $ (0.12)       $ (0.16)
                                             ===========================================================

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.
                                        20

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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

     Net income for the third quarter of 2001 was $130,615, or $0.19 per share, compared with net income in the third quarter of 2000 of $121,909 or $0.18 per share. Total revenues for the third quarter of 2001 were $6,351,043, which is an increase of approximately 64% from total revenues of $3,872,639 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations. A recent change in the Company's revenue recognition accounting policy for potential commission refunds from policy cancellations resulted in a $11,915 reduction of revenues in the third quarter of 2001 and a $47,666 reduction of revenues in the third quarter of 2000.

     Expenses generally increased as a result of the Company's expansion of its insurance agency operations. Payroll expenses increased to $1,045,636 in the third quarter of 2001 from $565,489 in the third quarter of 2000. Commissions paid to agents increased to $4,360,995 in the third quarter of 2001 from $2,467,020 in the third quarter of 2000. Other operating expenses increased to $483,581 in the third quarter of 2001 from $456,853 in the third quarter of 2000.

     The Company expects increasing revenue from its activities as a facilitator of insurance agency purchases by its agents. These activities include gains from the sale of agencies held in inventory, fees from buyer's assistance plans, buyer's finder fees and seller's discounts. Due to expansion of insurance agency operations, operating revenue from facilitator related activities increased to $733,967 in the third quarter of 2001 compared to no revenue in the third quarter of 2000. Facilitator revenue in the third quarter was comprised of $733,967 from buyer's assistance fees.

     During the third quarter of 2001, the Company adopted a "cash basis" revenue recognition accounting policy for profit sharing commissions. Profit sharing commissions, or the Company's share of insurance company profits on policies written by the Company's agents, were $57,681 for the quarter ending September 30, 2001 which was approximately 1.07% of total quarterly commissions. During the comparable period of 2000, profit sharing commissions were $0.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

     Net income for the nine month period ending September 30, 2001 was $652,833, or $0.94 per share, compared with a net loss of $110,189 or $0.16 per share during the comparable period in the prior year. Total revenues for the nine month period ending September 30, 2001 were $17,665,596 which is an increase of approximately 84% from total revenues of $9,626,621 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations. On September 30, 2001 customer receivables were $4,264,117 which is an increase of approximately 100% from $2,123,398 at September 30, 2000. Receivables increased at a faster rate than revenues primarily as a result of an increase in agent billed policy activity. Contrary to policies billed directly by insurance companies, a receivable for the entire policy premium is recorded for agent billed policies. A recent change in the Company's revenue recognition accounting policy for potential commission refunds from policy cancellations resulted in a $45,566 reduction of revenues in the period ending September 30, 2001 and a $99,638 reduction of revenues in the comparable period of the prior year.

     Expenses generally increased as a result of the Company's expansion of its insurance agency operations. Payroll expenses increased to $2,878,608 in the nine month period ending September 30, 2001 from $1,626,622 in the comparable period of the prior year. Commissions paid to agents increased to $11,738,522 in the nine month period ending September 30, 2001 from $6,481,163 in the comparable period of the prior year. Other operating expenses increased to $1,316,801 in the nine month period ending September 30, 2001 from $1,098,839 in the comparable period of the prior year.

     Due to expansion of insurance agency operations, operating revenue from facilitator related activities was $1,675,750 in the nine month period ending September 30, 2001 compared to negative revenue of $58,500 in the comparable period of the prior year. Facilitator revenue during the first three quarters of 2001 was comprised of $203,000 from finders fees, $449,580 from the sale of agencies held in inventory and $1,023,170 from buyer's assistance fees.

     Profit sharing commissions, or the Company's share of insurance company profits on policies written by the Company's agents, were $690,233 for the nine month period ending September 30, 2001 which was approximately 4.41% of total commissions. During the comparable period of 2000, profit sharing commissions were $418,618, which was approximately 4.38% of total commissions.

ANALYSIS BY SEGMENT

     The Company separates insurance agency operations from finance company operations when analyzing performance.

     For performance comparisons of insurance agency operations, the Company typically analyzes operating profits and operating profit margins. Operating profits for the Company's insurance agency operations are defined as earnings before interest, taxes, depreciation and amortization. The Company typically expects operating profit margins, including profits from its facilitator related activities, from insurance agency operations in excess of 10%. For the nine months ending September 30, 2001, the Company's insurance agency operating profits, including facilitator related activities, were $1,404,494 on insurance commissions of $15,662,675, resulting in an operating profit margin of approximately 8.97%. During the comparable period of 2000, operating profits for insurance agency operations were $301,046 on insurance commissions of $9,566,170, resulting in an operating profit margin of approximately 3.15%. The increase in operating profit margins was primarily the result of the Company's expansion of insurance agency operations, including facilitator related activities.

     In the first nine months of 2001, most of the Company's revenues and profits were generated from its insurance agency operations. However, the Company expects net interest margins from its finance company operations to contribute more to profits in future quarters. Total interest income for the first nine months of 2001 was $2,678,471 which is an increase of approximately 121% from total interest income of $1,209,639 during the comparable period of the prior year. This increase is primarily the result of a loan portfolio that grew from $18,148,942 on September 30, 2000 to $34,618,134 on September 30, 2001. The net interest income on the Company's loan portfolio for the first nine months of 2001 was $324,671 compared with net interest income of $118,951 for the first nine months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

     For the nine-month period ending September 30, 2001, $1,158,695 in cash was used from operating activities and $158,012 in cash was provided from the sale of insurance agencies and other property. Net cash of $3,529,192 was provided from financing activities, so the Company's cash balance of $4,212,022 at September 30, 2001 increased by $2,528,509 from $1,683,513 at December 31, 2000.
The Company had a current ratio (current assets to current liabilities) of 1.52 as of September 30, 2001 compared to 1.00 as of December 31, 2000.

     The Company believes that its existing cash, cash equivalents, funds generated from operations and funds generated from financing activities, especially bond and preferred stock issuances, will be sufficient to satisfy its normal financial needs. Additionally, the Company believes that funds generated from future operations and future financing activities, especially bond issuances, will be sufficient to satisfy its future financing needs, including the required annual principal payments of its long-term debt, bonds and any potential future tax liabilities.

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

     Also in July 2001, the FASB issued SFAS No. 142,: "Goodwill and Other Intangible Assets" ("SFAS 142") which supercedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of the entity's fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date. Management continues to evaluate the impact that adoption of SFAS 142 will have on its consolidated financial statements.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 27, 2001, the Company commenced the offering of 100,000 shares of its 2002 Convertible Preferred Stock, par value $25.00 per share ("2002 Convertible Preferred Stock"). During the third quarter ending September 30, 2001, the Company sold 26,298 shares of 2002 Convertible Preferred Stock for an aggregate purchase price of $657,450. The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147. The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas. The Company's offering of 2002 Convertible Preferred Stock is currently ongoing.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-B:

         Exhibit No.      Description
         -----------      -----------

         23.01            Consent of Accountants dated November 14, 2001 1

(b) Reports on Form 8-K: During the Quarter ended September 30, 2001, the Registrant filed the following report on Form 8-K:

     Form 8-K dated and filed September 4, 2001, reporting a press release announcing new developments, under Items, Other Events, and Item 7, Financial Statements and Exhibits.

-----------------
1 Filed Herewith

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 14, 2001           BROOKE CORPORATION


                                   By: /s/ Robert D. Orr
                                       -----------------------------------------
                                       Robert D. Orr, Chief Executive Officer


                                   By: /s/ Leland G. Orr
                                       -----------------------------------------
                                       Leland G. Orr, Treasurer, Chief
                                       Chief Financial Officer, Assistant
                                       Secretary and Director