Form 10QSB/A
period 2001-03-31
BROOKE CORP
filed 2002-01-04
CIK 834408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

                                AMENDMENT NO. 2



(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _________________TO _______________________

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

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles.


     As discussed in Note 12 to the financial statements, certain errors resulting in overstatement of previously reported income were discovered by management of the Company during the current year. Accordingly, the 2000 financial statements have been restated to correct the errors.

Summers, Spencer & Cavanaugh, CPAs, Chartered
April 27, 2001
(except for Note 12, as to


which the date is November 16, 2001)

                               BROOKE CORPORATION
                           Consolidated Balance Sheets
                                   (unaudited)
                             MARCH 31, 2001 AND 2000

                                  ASSETS
                                                 2001           2000
                                                 ----           ----
CURRENT ASSETS
    Cash                                      $2,136,070      $1,439,008
    Accounts and notes receivable, net         3,041,016       1,222,309

    Note receivable, parent company              377,936         295,804

    Other receivables                            450,387         237,715
    Securities                                     1,198           1,198
    Prepaid expenses                             136,629          75,896
                                           --------------------------------

       Total Current Assets                    6,143,236       3,271,930

                                           --------------------------------

INVESTMENT IN AGENCIES                                 -         316,520
                                           --------------------------------
PROPERTY AND EQUIPMENT

    Cost                                       2,284,413       1,902,479
    Less: Accumulated depreciation            (1,635,446)     (1,141,767)
                                           --------------------------------

       Net Property and Equipment                648,967         760,712
                                           --------------------------------

OTHER ASSETS
    Excess of cost over fair value of net
    assets                                     2,092,848         644,828
    Less: Accumulated amortization              (255,889)       (137,535)
    Prepaid commission guarantee                  58,101          97,969
    Covenants not to compete                       9,792          29,408
    Goodwill                                       4,119           7,899
    Prepaid finders fee                           14,720               -
    Contract database                             41,817               -
    Deferred tax asset                           579,227         651,370
                                           --------------------------------
       Net Other Assets                        2,544,735       1,293,939
                                           --------------------------------

TOTAL ASSETS                                  $9,336,938      $5,643,101

                                           ================================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                          $  511,887      $  190,539
    Premiums payable to insurance companies    2,467,572         932,640
    Accrued commission refunds                   253,373         125,730
    Short term debt                              646,539               -
    Current maturities of long-term debt       2,271,559         637,981
                                           --------------------------------
       Total Current Liabilities               6,150,930       1,886,890

LONG-TERM DEBT                                 3,329,537       3,889,968
                                           --------------------------------

TOTAL LIABILITIES                              9,480,467       5,776,858
                                           --------------------------------

STOCKHOLDERS' EQUITY
    Common stock, $1 par value, 9,500,000
       shares authorized, 704,018 shares
       outstanding                               704,018         704,018
    Preferred stock, $75 par value, 1,000
       shares authorized, 781 shares
       outstanding                                58,600          58,600
    Preferred stock, $25 par value,
       499,000 shares authorized, 3,852
       shares outstanding                         96,300               -
    Less: Treasury stock, 11,050 shares at
    cost                                         (39,500)        (39,500)

    Additional paid-in capital                   999,225       1,073,702

    Retained earnings                         (1,962,172)     (1,930,577)
                                           --------------------------------

       Total Stockholders' Equity               (143,529)       (133,757)
                                           --------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $9,336,938      $5,643,101

                                           ================================

--------------------------------------------------------------------------------
See  accompanying  notes to financial  statements and  independent  accountant's
review report                                                                  3

                               BROOKE CORPORATION

                        Consolidated Statements of Income
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                       2001                 2000
                                                       ----                 ----
OPERATING INCOME
    Insurance commissions                          $ 4,695,470          $  2,809,122
    Interest income                                    692,820               303,345
    Less: Participating interest expense              (694,388)             (283,789)
    Finder's fee                                       175,000                     -
                                               --------------------- -------------------

       Total Operating Income                        4,868,902             2,828,678
                                               --------------------- -------------------

OPERATING EXPENSES
    Commissions expense                              2,829,607             1,854,013
    Payroll expense                                    864,824               541,908
    Depreciation and amortization                      126,512                98,647
    Other operating expenses                           382,090               382,883
                                               --------------------- -------------------

       Total Operating Expenses                      4,203,033             2,877,451
                                               --------------------- -------------------

INCOME (LOSS) FROM OPERATIONS                           65,869               (48,773)
                                               --------------------- -------------------

OTHER EXPENSES
    Interest expense                                   117,520                93,393
                                               --------------------- -------------------

       Total Other Expenses                            117,520                93,393
                                               --------------------- -------------------

    INCOME (LOSS) BEFORE INCOME TAXES                  548,349              (142,166)

       Income tax expense (benefit)                    186,439               (48,336)
                                               --------------------- -------------------

    NET INCOME (LOSS)                              $   361,910          $    (93,830)
                                               ===================== ===================

    NET INCOME (LOSS) PER SHARE:

       Basic                                              0.51                 (0.14)
       Diluted                                            0.50                 (0.13)

--------------------------------------------------------------------------------
See  accompanying  notes to financial  statements and  independent  accountant's
review report                                                                  4

                               BROOKE CORPORATION
           Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                       COMMON       PREFERRED       TREASURY         ADD'L PAID-       RETAINED
                                        STOCK         STOCK          STOCK            IN CAPITAL       EARNINGS           TOTAL
                                   ------------- -------------  ----------------- ----------------- --------------- ---------------
BALANCES, DECEMBER 31, 1999           $ 704,018     $  58,600      $   (39,500)     $  1,063,702      $ (1,138,557)   $    648,263
(As previously reported)
Revenue recognition change for
  profit sharing receivable                                                                               (895,000)       (895,000)
Accelerated amortization method
  implementation                                                                                           (36,053)        (36,053)
Accrual of commission refunds                                                                             (104,988)       (104,988)
Receivable of commissions refunds
  from agents                                                                                               73,492          73,492
Prior period adjustments to
  deferred tax asset                                                                                       307,268         307,268

                                   ------------- -------------  ----------------- ----------------- --------------- ---------------

BALANCES, DECEMBER 31, 1999           $ 704,018     $  58,600      $   (39,500)     $  1,063,702      $ (1,793,838)   $     (7,018)
(As restated)

Dividends paid                                -             -                -                 -           (42,909)        (42,909)
Fair market value of contributed
  services                                                                                10,000                            10,000

Net loss                                      -             -                -                 -           (93,830)        (93,830)
                                   ------------- -------------  ----------------- ----------------- --------------- ---------------

BALANCES, MARCH 31, 2000              $ 704,018     $  58,600      $   (39,500)     $  1,073,702      $ (1,930,577)   $   (133,757)

                                   ============= =============  ================= ================= =============== ===============


BALANCES, DECEMBER 31, 2000           $ 704,018     $  58,600      $   (39,500)     $  1,063,702      $ (1,453,231)   $    333,589
(As previously reported)
Revenue recognition change for
   profit sharing receivable                                                                            (1,100,000)     (1,100,000)
Accelerated amortization method
   implementation                                                                                          (44,387)        (44,387)
Accrual of commission refunds                                                                             (233,566)       (233,566)
Recognition of fair market value

   of contributed services                                                                40,000           (40,000)              -

Receivable of commissions refunds
   from agents                                                                                             163,496         163,496
Prior period adjustments to
   deferred tax asset                                                                                      426,515         426,515
                                   ------------- -------------  ----------------- ----------------- --------------- ---------------


BALANCES, DECEMBER 31, 2000           $ 704,018     $  58,600      $   (39,500)     $  1,103,702      $ (2,281,173)   $   (454,353)

(As restated)
Dividends paid                                -             -                -                 -           (42,909)        (42,909)

Preferred stock issued                        -        96,300                -                 -                 -          96,300

Fair market value of
contributed services                                                                      10,000                            10,000

Deferred charges                              -             -                -          (114,477)                -        (114,477)

Net income                                    -             -                -                 -           361,910         361,910
                                   ------------- -------------  ----------------- ----------------- --------------- ---------------

BALANCES, MARCH 31, 2001              $ 704,018     $ 154,900      $   (39,500)     $    999,225      $ (1,962,172)   $   (143,529)

                                   ============= =============  ================= ================= =============== ===============

--------------------------------------------------------------------------------
See  accompanying  notes to financial  statements and  independent  accountant's
review report                                                                  5

                               BROOKE CORPORATION
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                         2001                   2000
                                                                         ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:

    NET INCOME (LOSS)                                                 $     361,910          $    (93,830)

ADJUSTMENTS TO RECONCILE NET INCOME TO
    NET CASH FLOWS FROM OPERATING ACTIVITIES:
    Depreciation                                                             70,000                70,000
    Amortization                                                             56,512                28,647

    Fair market value of contributed services                                10,000                10,000

    Deferred income tax expense (benefit)                                   186,439               (38,336)

    (Increase) decrease in assets:

       Accounts and notes receivables, net                                 (648,849)               45,277

       Prepaid expenses and other assets                                     11,013                14,600

    Increase (decrease) in liabilities:
       Accounts and expenses payable                                         69,207               451,377
       Other liabilities                                                    565,047              (599,416)
                                                                 ----------------------  --------------------

    Net cash provided by (used in) operating activities                     681,279              (111,681)
                                                                 ----------------------  --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash payments for property and equipment                                (17,318)              (39,531)
    Purchase of insurance agency                                           (749,900)                    -
    Sale of insurance agency inventory                                      749,900                     -
                                                                 ----------------------  --------------------

    Net cash used in investing activities                                   (17,318)              (39,531)
                                                                 ----------------------  --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred charges                                                       (114,477)                    -
    Dividends paid                                                          (42,909)                    -
    Cash proceeds from bond issuance                                      1,010,000                     -
    Cash proceeds from preferred stock issuance                              96,300                     -
    Line of credit advance                                                        -               660,000
    Advances on short-term borrowing                                        300,000               130,350
    Payments on short-term borrowing                                       (180,000)                    -
    Payments on long-term debt                                           (1,280,318)           (1,102,675)
                                                                 ----------------------  --------------------

    Net cash used in financing activities                                  (211,404)             (312,325)
                                                                 ----------------------  --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        452,557              (463,537)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,683,513             1,902,545
                                                                 ----------------------  --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   2,136,070          $  1,439,008
                                                                 ======================  ====================

SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest                                            $     131,872          $    374,477
                                                                 ======================  ====================
    Cash paid for income tax                                          $           -          $          -
                                                                 ======================  ====================

    Non cash financing activity or additional paid in capital         $      10,000          $     10,000
    for contributed services
                                                                 ======================  ====================

--------------------------------------------------------------------------------
See  accompanying  notes to financial  statements and  independent  accountant's
review report                                                                  6

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

(i)  Investment in Agencies
The assets included in the "Investment in Agencies" category is the purchase price paid for agency assets. These assets are available for sale and are carried at the lower of cost or market. In 2001, management elected to reclassify Investment in Agencies of $316,520 to other assets because management's intention is no longer to sell the agencies. These agencies, primarily consisting of an agency doing business as Brooke Life/Health, were not amortized when available for sale during 2000 because commissions increased significantly during this period of time resulting in an increased market value. This assumption of increased value is supported by valuation methods generally accepted by the insurance agency industry whereby agency assets are valued as a multiple of annual commissions. Therefore, in management's opinion, if the assets had been sold during 2000, the sales price would have been significantly more than the asset account balance of $316,520.

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

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)
(m)  Equity Rights and Privileges
Convertible preferred stockholders shall be entitled to a 9% cumulative dividend in cash of the liquidation value of such stock per share per annum, as determined by the Board of Directors. Convertible preferred stock may convert to common stock at a rate of 13 shares of common stock for 1 share of preferred stock. Convertible preferred stock has no voting rights. Holders of convertible preferred stock, upon liquidation or dissolution of the Company, are entitled to be paid an amount equal to $75 for each share of preferred stock not converted into common stock before any amount may be paid to holders of common stock. In addition to the convertible preferred stock, the Company is authorized to issue 499,000 shares of preferred stock. The authorized shares consist of 100,000 shares of 2002 convertible preferred stock and 399,000 shares of "undesignated" preferred stock. The holders of the 2002 convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 10% of the liquidation value of such stock per share per annum, if determined by the Board of Directors. On or prior to April 1, 2002, the holders of 2002 convertible preferred stock have the right, at their option, to convert their shares to common stock; one share of 2002 convertible preferred stock will be exchanged for one share of common stock. In the case of liquidation or dissolution of the Company, the holders of the 2002 convertible preferred stock shall be entitled to be paid in full the liquidation value, $25 per share, after payment of full liquidation value to the holders of convertible preferred stock and before the holders of common stock. The common stockholders shall possess all rights and privileges afforded to capital stock by law, subject to holders of convertible preferred stock.

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

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


2.       NOTES RECEIVABLE
At March 31, 2001 and 2000 notes receivables consist of the following:
                                                 2001               2000
                                                 ----               ----
Agency loans                                    $24,483,260        $ 11,767,717
Less: Agency loan participation                (24,009,176)        (11,511,806)
Equipment loans                                       1,441              15,688
Less: Equipment loan participation                  (1,441)            (11,688)
Consumer loans                                      174,663              19,043
Less: Consumer loan participation                 (174,663)            (19,043)
                                            ----------------    ----------------

          Total notes receivable, net               474,084             259,911

Customer receivables                              2,566,932             962,398
                                            ----------------    ----------------

Total accounts and notes receivable, net        $ 3,041,016        $  1,222,309
                                            ================    ================

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

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000



3.       PROPERTY AND EQUIPMENT
A summary of property and equipment and depreciation is as follows:
                                           2001                      2000
                                           ----                      ----
Furniture and fixtures                     $ 304,855                 $ 208,816
Office and computer equipment              1,446,873                 1,204,719
Automobiles                                  532,685                   488,944
                                       --------------           ---------------
                                           2,284,413                 1,902,479

Less:  Accumulated depreciation            1,635,446                 1,141,767
                                       --------------           ---------------

Property and equipment, net                $ 648,967                 $ 760,712
                                       ==============           ===============

Depreciation expense                        $ 70,000                  $ 70,000
                                       ==============           ===============

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      12

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

4.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS
                                                                                            2001               2000
                                                                                            ----               ----

First  National  Bank &  Trust,  Phillipsburg,  KS,  line of  credit,  $960,000 available,  $0.00 not utilized.  Due October  2001.  Interest rate is 10.50%.
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

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

4.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Roppolo Insurance,  Shreveport,  LA, due July 2001. Interest rate is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation.                                                              $ 115,285           $  -

                                                                                --------------      ---------------
Total bank loans and notes payable                                                  3,422,635            2,847,949


Bonds payable (See Note 5)                                                          2,825,000            1,680,000
                                                                                --------------      ---------------


Total bank loans, notes payable and other long-term obligations                     6,247,635            4,527,949


Less: Current maturities and short-term debt                                      (2,918,098)            (637,981)
                                                                                --------------      ---------------


Total long-term debt                                                               $3,329,537           $3,889,968
                                                                                ==============      ===============

Interest incurred on bank loans, notes payable and other long-term obligations for the three months ended March 31, 2001 and 2000 is $117,520 and $85,804, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets.
Bank loans, notes payable, and other long-term obligations mature as follows:

       TWELVE MONTHS ENDING   BANK LOANS &      BONDS
            MARCH 31          NOTES PAYABLE    PAYABLE               TOTAL
             2002              $ 1,348,098     $ 1,570,000        $ 2,918,098
             2003                1,014,938         365,000          1,379,938
             2004                  341,203         890,000          1,231,203
             2005                  344,092        -                   344,092
             2006                  356,567        -                   356,567
          Thereafter                17,737        -                    17,737
                             --------------   -------------    ---------------
                               $ 3,422,635     $ 2,825,000        $ 6,247,635
                             ==============   =============    ===============

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      14

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
                                                    2001            2000
                                                 PRINCIPAL        PRINCIPAL
 BOND SERIES      RATE           MATURITY          VALUE            VALUE
 -----------      ----           --------          -----           -----
    1997A       10.000%      January 1, 2001       $   -          $  165,000
    1997B       10.250%      January 1, 2002          155,000        155,000
    1997C       10.500%      January 1, 2003          245,000        245,000
    1997D       10.125%        July 1, 2001           715,000        595,000
    1998E       10.125%      January 1, 2002          820,000        520,000
    2000F         9.125%       July 1, 2004           890,000        -
                                                --------------  -------------

    Total                                          $2,825,000     $1,680,000
                                                ==============  =============

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

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

                                                  2001               2000
                                                  ----               ----
       U.S. federal statutory tax rate            34%                34%
       State statutory tax rate                    4%                 4%
       Effect of the utilization of net
         operating loss carryforwards             (3%)               (3%)
       Miscellaneous                              (1%)               (1%)
                                                ---------          ---------

       Effective tax rate                         34%                34%
                                                =========          =========

Reconciliation of deferred tax asset:
                                                     2001            2000
                                                     ----            ----
           Beginning balance, January 1             $ 765,666       $ 603,034
           Deferred income tax (expense) benefit    (186,439)          48,336
                                                 -------------    ------------


              Ending balance, March 31              $ 579,227       $ 651,370
                                                 =============    ============


Expiration dates of net operating loss carryforwards:
              2010              $ 821,761        2019            $ 118,346
              2018                285,174        2020              478,330


--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      16

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

10.      SEGMENT AND RELATED INFORMATION

The Company's two reportable segments as of and for the three months ended March 31, 2001 and 2000 consisted of its insurance agency business and its financial services business. The insurance agency business includes the Company's wholly-owned subsidiaries which are licensed insurance agencies operating in the states of Kansas, Nebraska, Missouri, Colorado, Texas and Oklahoma. The Company sells insurance through its network of exclusive franchise agents, franchise sub-agents, non-exclusive brokers and insurance producers. The financial services business includes the Company's wholly-owned subsidiary, which is a licensed finance company. The finance company originates loans to Brooke Corporation's franchise agents, franchise sub-agents, insurance producers and insurance policyholders. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "other corporate expenses." Management evaluates the performance of its segments and allocates resources to them based on the net income before income taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

The table below reflects summarized financial information concerning the Company's reportable segments for the periods ended March 31, 2001 and 2000:

                                              INSURANCE           FINANCIAL        ELIMINATION OF
                                                AGENCY             SERVICES         INTERSEGMENT       CONSOLIDATED
                                               BUSINESS            BUSINESS           ACTIVITY            TOTALS
                                               --------            --------           --------            ------
  2001
  Insurance commissions                          $ 4,695,470     $     -            $      -            $ 4,695,470
  Interest income                                    -                 755,174            (62,354)          692,820
  Interest expense                                   117,520           694,388             -                811,908
  Commissions expense                              2,829,607           -                   -              2,829,607
  Depreciation and amortization                      126,512           -                   -                126,512

  Segment assets                                   9,585,584         3,696,352         (3,944,998)        9,336,938

  Expenditures for segment assets                     84,406           -                   -                 84,406

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      17

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


10.      SEGMENT AND RELATED INFORMATION (CONT.)

                                         INSURANCE           FINANCIAL        ELIMINATION OF
                                           AGENCY             SERVICES         INTERSEGMENT       CONSOLIDATED
                                          BUSINESS            BUSINESS           ACTIVITY            TOTALS
                                          --------            --------           --------            ------
  2000
  Insurance commissions                     $ 2,809,122      $     -            $      -            $2,809,122
  Interest income                               -                  329,129            (25,784)         303,345
  Interest expense                               93,393            283,789             -               377,182
  Commissions expense                         1,854,013            -                   -             1,854,013
  Depreciation and amortization                  98,647            -                   -                98,647

  Segment assets                              4,878,674          1,282,276           (517,849)       5,643,101

  Expenditures for segment assets               693,349            -                   -               693,349

         PROFIT (LOSS)                             2001               2000
                                                   ----               ----

         Total segment profit                     $  1,620,263     $ 782,625

         Unallocated amounts:
             Finders fee                               175,000       -
             Other corporate expenses               (1,246,914)     (924,791)
                                               ---------------- -------------

           Income (loss) before income taxes      $    548,349     $(142,166)
                                               ================ =============

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

                     12/31/2000   12/31/1999   03/31/2000  12/31/2000   12/31/1999   03/31/2000 12/31/2000 12/31/1999  03/31/2000
                      RETAINED     RETAINED     RETAINED       NET         NET          NET      EARNINGS   EARNINGS    EARNINGS
                      EARNINGS     EARNINGS     EARNINGS     INCOME       INCOME       INCOME    PER SHARE  PER SHARE   PER SHARE
As previously
 reported           $(1,453,231) $(1,138,557) $(1,357,173) $(143,038)  $   92,758   $(175,707)     $(0.20)     $ 0.13     $(0.25)

Revenue
 recognition
 change for
 contingent
 commissions         (1,100,000)    (895,000)   (767,849)   (205,000)    (197,000)    127,151       (0.29)      (0.28)      0.18

Accelerated
 amortization
 method
 implementation         (44,387)     (36,053)    (38,137)     (8,333)     (14,454)     (2,083)      (0.01)      (0.02)     (0.00)

Accrual of
 commission
 refunds obligation    (233,566)    (104,988)   (125,730)   (128,578)    (104,988)    (20,742)      (0.18)      (0.15)     (0.03)

Recognition of
 fair market value
 of contributed
 personnel services     (40,000)           -     (10,000)    (40,000)           -     (10,000)      (0.06)       -         (0.01)

Recognition of
 receivable
 for commission
 refunds from agents    163,496       73,492      88,011      90,004       73,492      14,518        0.13        0.10       0.02

Prior period
 adjustments
 affect for
 deferred tax
 assets                 426,515      307,268     280,301     119,247       59,388     (26,967)       0.17        0.08      (0.04)
                    ----------------------------------------------------------------------------------------------------------------

As adjusted         $(2,281,173) $(1,793,838) $(1,930,577) $(315,698)  $  (90,804)  $ (93,830)     $(0.45)     $(0.13)    $(0.13)
                    ================================================================================================================

--------------------------------------------------------------------------------
See accompanying independent accountants' review report.                      19

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Net income for the first quarter of 2001 was $361,910, or $0.51 per share, compared with a net loss in the first quarter of 2000 of $93,830 or $0.14 per share. Total revenues for the first quarter of 2001 were $4,868,902, which is an increase of approximately 72% from total revenues of $2,828,678 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations.


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


     The Company had a current ratio (current assets to current  liabilities) of
1.00 as of March 31, 2001 compared to 1.00 as of December 31, 2000.


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

         23.01             Consent of Accountants dated December 26, 2001 2


(b) Reports on Form 8-K: During the first quarter of 2001 no reports on Form 8-K were filed.

--------
1   Filed Previously
2   Filed Herewith

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  January 4, 2002         BROOKE CORPORATION


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