Form 10QSB/A
period 2001-06-30
BROOKE CORP
filed 2002-01-07
CIK 834408

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


     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

August 03, 2001

(except for Note 12, as which
the date is November 16, 2001)

                               BROOKE CORPORATION
                           Consolidated Balance Sheets
                                   (unaudited)
                             June 30, 2001 and 2000

                                     ASSETS
                                                       2001           2000
                                                       ----           ----
CURRENT ASSETS
   Cash                                            $ 3,853,166   $   1,634,919
   Accounts and notes receivable, net                3,961,792       1,851,327

   Note receivable, parent company                     267,075         131,364

   Other receivables                                   867,877         290,134
   Securities                                            1,198           1,198
   Prepaid expenses                                    153,476         112,480
                                                   ----------------------------

      Total Current Assets                           9,104,584       4,021,422

                                                   ----------------------------
INVESTMENT IN AGENCIES                                       -         316,520
                                                   ----------------------------
PROPERTY AND EQUIPMENT
   Cost                                              2,351,501       2,185,979
   Less: Accumulated depreciation                   (1,705,446)     (1,419,837)
                                                   ----------------------------
      Net Property and Equipment                       646,055         766,142
                                                   ----------------------------
OTHER ASSETS
   Excess of cost over fair value of net assets      2,092,848       1,776,328
   Less: Accumulated amortization                     (295,749)       (150,709)
   Prepaid commission guarantee                         48,134          88,002
   Covenants not to compete                              4,888          24,504
   Goodwill                                              3,174          10,650
   Prepaid finders fee                                  14,594          61,885
   Contract database                                    41,108               -
   Deferred tax asset                                  496,645         722,600
                                                   ----------------------------
      Net Other Assets                               2,405,642       2,533,260
                                                   ----------------------------

TOTAL ASSETS                                       $12,156,281   $   7,637,344
                                                   ============================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                $ 1,012,229   $     243,625
   Premiums payable to insurance companies           2,518,691       1,944,412
   Unearned buyer assistance plan fees                 100,846               -
   Accrued commission refunds                          267,217         156,690
   Short term debt                                     986,674         201,564
   Current maturities of long-term debt              2,349,154         861,972
                                                   ----------------------------

      Total Current Liabilities                      7,234,811       3,408,263

LONG-TERM DEBT                                       4,656,502       4,534,015
                                                   ----------------------------

TOTAL LIABILITIES                                   11,891,313       7,942,278
                                                   ----------------------------
STOCKHOLDERS' EQUITY
   Common stock, $1 par value, 9,500,000 shares
     authorized, 704,018 shares outstanding            704,018         704,018
   Preferred stock, $75 par value, 1,000 shares
     authorized, 781 shares outstanding                 58,600          58,600
   Preferred stock, $25 par value, 499,000 shares
     authorized, 17,639 shares outstanding             440,975               -
   Less: Treasury stock, 11,050 shares at cost         (39,500)        (39,500)

   Additional paid-in capital                          951,989       1,083,702

   Retained earnings                                (1,851,114)     (2,111,754)
                                                   ----------------------------

      Total Stockholders' Equity                       264,968        (304,934)

                                                   ----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $12,156,281   $   7,637,344
                                                   ============================

--------------------------------------------------------------------------------
See  accompanying  notes to financial  statements and  independent  accountant's
review report                                                                  3

                               BROOKE CORPORATION
                        Consolidated Statements of Income
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                  2001                2000
                                                  ----                ----
OPERATING INCOME
   Insurance commissions                    $   10,252,831        $ 5,775,730
   Interest income                               1,682,540            612,349
   Less: Participating interest expense         (1,562,601)          (575,597)
   Finder's fee                                    175,000                  -
   Gain (loss) on sale of agencies                 449,580            (58,500)
   Buyer assistance plan fees                      317,203                  -
                                           -------------------- ---------------

      Total Operating Income                    11,314,553          5,753,982
                                           -------------------- ---------------

OPERATING EXPENSES
   Commissions expense                           7,377,527          4,014,143
   Payroll expense                               1,832,972          1,061,133
   Depreciation and amortization                   251,352            199,225
   Other operating expenses                        833,220            641,986
                                           -------------------- ---------------

      Total Operating Expenses                  10,295,071          5,916,487
                                           -------------------- ---------------

INCOME (LOSS) FROM OPERATIONS                    1,019,482           (162,505)
                                          -------------------- ----------------

OTHER EXPENSES
   Interest expense                               228,243            189,159
                                          -------------------- ----------------

      Total Other Expenses                        228,243            189,159
                                          -------------------- ----------------

INCOME (LOSS) BEFORE INCOME TAXES                 791,239           (351,664)

      Income tax expense (benefit)                269,021           (119,566)
                                          -------------------- ----------------

NET INCOME (LOSS)                          $      522,218        $  (232,098)
                                          ==================== ================

NET INCOME (LOSS) PER SHARE:

      Basic                                          0.73              (0.33)

      Diluted                                        0.71              (0.32)


--------------------------------------------------------------------------------
See  accompanying  notes to financial  statements and  independent  accountant's
review report                                                                  4

                               BROOKE CORPORATION
           Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                       COMMON          PREFERRED       TREASURY      ADD'L PAID-       RETAINED
                                        STOCK            STOCK          STOCK         IN CAPITAL       EARNINGS         TOTAL
                                   ---------------- ----------------  ------------ --------------- --------------- ---------------
BALANCES, DECEMBER 31, 1999           $ 704,018        $  58,600      $   (39,500)   $  1,063,702    $ (1,138,557)   $    648,263
(As previously reported)
Revenue recognition change for profit sharing receivable                                                 (895,000)       (895,000)
Accelerated amortization method implementation                                                            (36,053)        (36,053)
Accrual of commission refunds                                                                            (104,988)       (104,988)
Receivable of commissions refunds from agents                                                              73,492          73,492
Prior period adjustments to deferred tax asset                                                            307,268         307,268

                                   ---------------- ----------------  ------------ --------------- --------------- ---------------

BALANCES, DECEMBER 31, 1999           $ 704,018        $  58,600      $   (39,500)   $  1,063,702    $ (1,793,838)   $     (7,018)
(As restated)

Dividends paid                                -                -                -               -         (85,818)        (85,818)
Fair market value of contributed
services                                                                                   20,000                          20,000

Net loss                                      -                -                -               -        (232,098)       (232,098)
                                   ---------------- ----------------  ------------ --------------- --------------- ---------------

BALANCES, JUNE 30, 2000               $ 704,018        $  58,600      $   (39,500)   $  1,083,702    $ (2,111,754)   $   (304,934)
                                   ================ ================  ============ =============== =============== ===============


BALANCES, DECEMBER 31, 2000           $ 704,018        $  58,600      $   (39,500)   $  1,063,702    $ (1,453,231)   $    333,589
(As previously reported)
Revenue recognition change for profit sharing receivable                                               (1,100,000)     (1,100,000)
Accelerated amortization method implementation                                                            (44,387)        (44,387)
Accrual of commission refunds                                                                            (233,566)       (233,566)

Recognition of fair market value of contributed services                                   40,000         (40,000)              -

Receivable of commissions refunds from agents                                                             163,496         163,496
Prior period adjustments to deferred tax asset                                                            426,515         426,515

                                   ---------------- ----------------  ------------ --------------- --------------- ---------------

BALANCES, DECEMBER 31, 2000           $ 704,018        $  58,600      $   (39,500)   $  1,103,702    $ (2,281,173)   $   (454,353)

(As restated)
Dividends paid                                -                -                -               -         (92,159)        (92,159)

Preferred stock issued                        -          440,975                -               -               -         440,975

Fair market value of contributed
services                                                                                   20,000                          20,000

Deferred charges                              -                -                -        (171,713)              -        (171,713)

Net income                                    -                -                -               -         522,218         522,218
                                   ---------------- ----------------  ------------ --------------- --------------- ---------------

BALANCES, JUNE 30, 2001               $ 704,018        $ 499,575      $   (39,500)   $    951,989    $ (1,851,114)   $    264,968
                                   ================ ================  ============ =============== =============== ===============

--------------------------------------------------------------------------------
See  accompanying  notes to financial  statements and  independent  accountant's
review report                                                                  5

                               BROOKE CORPORATION
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                              2001                  2000
                                                              ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS)                                     $   522,218            $   (232,098)

ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH FLOWS FROM OPERATING ACTIVITIES:

   Depreciation                                              140,000                 140,000
   Amortization                                              111,352                  59,225

   Fair market value of contributed services                  20,000                  20,000

   Deferred income tax expense (benefit)                     269,021                (119,566)

   (Increase) decrease in assets:

      Accounts and notes receivables, net                 (2,105,324)               (461,720)

      Prepaid expenses and other assets                       (5,834)                (21,984)

   Increase (decrease) in liabilities:
      Accounts and expenses payable                          569,549                 398,291
      Other liabilities                                      686,293               1,316,069
                                                      ---------------------- --------------------

   Net cash provided by operating activities                 207,275               1,098,217
                                                      ---------------------- --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Cash payments for property and equipment                  (84,406)               (323,031)
   Purchase of insurance agency                           (3,343,642)               (412,885)
   Sale of insurance agency inventory                      3,793,222                       -
                                                      ---------------------- --------------------

   Net cash provided by (used in) investing activities       365,174                (735,916)
                                                      ---------------------- --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Deferred charges                                         (171,713)                      -
   Dividends paid                                            (92,159)                      -
   Cash proceeds from bond issuance                        1,575,000                       -
   Cash proceeds from preferred stock issuance               440,975                       -
   Line of credit advance                                    600,000                 660,000
   Advances on short-term borrowing                          898,649                 448,058
   Payments on short-term borrowing                         (738,514)               (708,082)
   Advances on long-term debt                              1,736,045               1,386,367
   Payments on long-term debt                             (2,651,079)             (2,416,270)
                                                      ---------------------- --------------------

   Net cash provided by (used in) financing activities     1,597,204                (629,927)
                                                      ---------------------- --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       2,169,653                (267,626)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             1,683,513               1,902,545
                                                      ---------------------- --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 3,853,166            $  1,634,919
                                                      ====================== ====================

SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest                                $ 1,579,273            $    723,890
                                                      ====================== ====================
   Cash paid for income tax                              $         -            $          -
                                                      ====================== ====================

   Non cash financing activity or additional paid in
   capital for contributed services                      $    20,000            $     20,000
                                                      ====================== ====================

--------------------------------------------------------------------------------
See  accompanying  notes to financial  statements and  independent  accountant's
review report                                                                  6

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


--------------------------------------------------------------------------------
See accompanying independent accountant's review report                        7

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

--------------------------------------------------------------------------------
See accompanying independent accountant's review report                        8

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


--------------------------------------------------------------------------------
See accompanying independent accountant's review report                        9

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

--------------------------------------------------------------------------------
See accompanying independent accountant's review report                       10

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000


2.       NOTES RECEIVABLE

At June 30, 2001 and 2000 notes receivables consist of the following:

                                                 2001             2000
                                                 ----             ----
Agency loans                               $    29,941,485    $  16,405,425
Less: Agency loan participation                (29,497,403)     (15,999,478)
Equipment loans                                        941           14,556
Less: Equipment loan participation                    (941)         (10,556)
Consumer loans                                     154,783          167,049
Less: Consumer loan participation                 (154,783)        (167,049)
                                           ----------------- ----------------

     Total notes receivable, net                   444,082          409,948

Customer receivables                             3,517,710        1,441,379
                                           ----------------- ----------------

Total accounts and notes receivable, net   $     3,961,792    $   1,851,327
                                           ================= ================

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

--------------------------------------------------------------------------------
See accompanying independent accountant's review report                       11

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000



3.       PROPERTY AND EQUIPMENT

A summary of property and equipment and depreciation is as follows:

                                            2001                  2000
                                            ----                  ----
Furniture and fixtures                  $     304,855        $     288,081
Office and computer equipment               1,460,891            1,408,954
Automobiles                                   585,755              488,944
                                      ----------------     -----------------
                                            2,351,501            2,185,979

Less:  Accumulated depreciation             1,705,446            1,419,837
                                      ----------------     -----------------

Property and equipment, net             $     646,055        $     766,142
                                      ================     =================

Depreciation expense                    $     140,000        $     140,000
                                      ================     =================

--------------------------------------------------------------------------------
See accompanying independent accountant's review report                       12

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

4.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS

                                                                                            2001               2000
                                                                                            ----               ----
First  National  Bank &  Trust,  Phillipsburg,  KS,  line of  credit,  $960,000 available,  $360,000  not  utilized.  Due July 2002.  Interest  rate is 10.50%.
Collateralized by accounts receivable.                                                      $ 600,000         $ 660,000
Farmers  State Bank,  Phillipsburg,  KS, due December  2006.  Interest  rate is
10.75%,  payable $15,500 monthly.  Collateralized  by stock,  inventory,  fixed
assets and personal guaranty of certain officers of Brooke Corporation.                       -                 904,281
State Bank of Colwich,  Colwich,  KS, due July 2004.  Interest  rate is 11.75%,
payable $1,435 monthly. Collateralized by insurance agency assets.                             44,173            47,022
Chrysler  Financial,  Overland  Park,  KS, due February 2000 to November  2002.
Interest  rates  are  7.80%  to  8.50%,  payable  monthly.   Collateralized  by
automobiles.                                                                                  145,213           155,780
Colonial  Pacific,  Portland,  OR, due December 2001.  Interest rate is 14.811%
payable  $2,083  monthly.   Collateralized  by  personal  guaranty  of  certain
officers of Brooke Corporation.                                                                11,766            33,265
Brooke Investments,  Inc.,  Phillipsburg,  KS, due February 2007. Interest rate is  10.00%,  payable  $1,718  monthly.  Note  is sold  to  participating  bank.
Collateralized by certain agency assets acquired by Brooke Investments, Inc.                   88,751            99,879
David  Patterson,  Sr.,  Phoenix,  AZ,  due March  2008.  Interest  rate is 0%, payable $1,112 monthly.  Unsecured deferred compensation  agreement provided by
The American Agency, Inc.                                                                       6,672            20,106
Robert B.  Patterson,  Overland Park,  KS, due February 2001.  Interest rate is
7.75%,    principal   balance   plus   accrued   interest   payable   annually.
Collateralized  by 500 shares of American  Agency,  Inc.  common  stock and the
guaranty of certain officers of Brooke Corporation.                                           -                 222,222
Hartley Agency,  Inc., Baxter Springs,  KS, due June 2001. Interest rate is 0%, entire  balance is due at maturity.  Collateralized  by certain  agency  assets
acquired by Brooke Corporation.                                                               -                 201,564
Gerald Lanio and William Tyer,  Independence,  MO, due June 2005. Interest rate is 5%, payable $207,877  annually.  Collateralized  by 900 shares of Interstate
Insurance Group, LTD common stock.                                                            900,000           900,000
Premier  Insurance  Agency,  Poplar Bluff, MO, due July 2005.  Interest rate is
5.00%,  payable  $147,763  annually.  Collateralized  by certain  agency assets
acquired by Brooke Corporation.                                                               639,737           673,432
Stewart  Insurance,  Monroe,  LA, due August 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation                                                                         252,245           -
APB Insurers,  Crane,  MO, due July 2001.  Interest rate is 0%, entire  balance is due at  maturity.  Collateralized  by  certain  agency  assets  acquired  by
Brooke Corporation.                                                                            77,445           -

--------------------------------------------------------------------------------
See accompanying independent accountant's review report                       13

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

4.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)
Roppolo Insurance,  Shreveport,  LA, due July 2001. Interest rate is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation.                                                                      $ 115,285       $     -
McCrory & Associates,  due October 2005,  Interest rate is 0%, payable  $30,000
annually.   Collateralized   by  certain  agency  assets   acquired  by  Brooke
Corporation.                                                                                   10,000             -
Dawn Insurance Agency, Inc.  Strasburg,  CO, due May 2003. Interest rate is 0%, payable $43,322  annually.  Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                            86,644             -
Anderson Insurance Agency,  Inc, Ballwin,  MO, due June 2006.  Interest rate is
7%, first  installment  of $146,805 due July 2001, and annual  installments  of
$133,250  thereafter.  Collateralized  by certain  agency  assets  acquired  by
Brooke Corporation.                                                                           693,225             -
Anderson Insurance Agency,  Inc, Ballwin,  MO, due June 2006.  Interest rate is
7%,  first  installment  of $7,543 due July 2001,  and annual  installments  of
$6,708  thereafter.  Collateralized by certain agency assets acquired by Brooke
Corporation.                                                                                   35,000             -
Ely Insurance  Services,  Inc., Tampa, FL, due June 2002. Interest rate is 0%,, entire  balance is due at maturity.  Collateralized  by certain  agency  assets
acquired by Brooke Corporation.                                                                82,549             -
Anderson  Insurance Agency,  Inc, Ballwin,  MO, due May 2002.  Interest rate is
7.5%,  entire  balance is due at  maturity.  Collateralized  by certain  agency
assets acquired by Brooke Corporation.                                                        163,300             -
Phares and Lites Agency,  Inc.,  Many, LA, due June 2001.  Interest rate is 0%, entire  balance is due at maturity.  Collateralized  by certain  agency  assets
acquired by Brooke Corporation.                                                               207,825             -
Bruner  Insurance  Agency,  Marianna,  FL, due June 2004.  Interest rate is 5%, payable  $101,900  annually.  Collateralized  by certain agency assets acquired
by Brooke Corporation.                                                                        277,500             -
                                                                                       ---------------      ---------------
Total bank loans and notes payable                                                          4,437,330            3,917,551

Bonds payable (See Note 5)                                                                  3,555,000            1,680,000
                                                                                       ---------------      ---------------

Total bank loans, notes payable and other long-term obligations                             7,992,330            5,597,551

Less: Current maturities and short-term debt                                                3,335,828            1,063,536
                                                                                       ---------------      ---------------

Total long-term debt                                                                       $4,656,502           $4,534,015
                                                                                       ===============      ===============

--------------------------------------------------------------------------------
See accompanying independent accountant's review report                       14

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

Bank loans, notes payable, and other long-term obligations mature as follows:

    TWELVE MONTHS ENDING      BANK LOANS &          BONDS
          JUNE 30            NOTES PAYABLE         PAYABLE        TOTAL
           2002                $ 1,765,828       $ 1,570,000   $ 3,335,828
           2003                  1,191,296           365,000     1,556,296
           2004                    554,647         1,620,000     2,174,647
           2005                    446,015          -              446,015
           2006                    469,542          -              469,542
        Thereafter                  10,002          -               10,002
                             --------------    -------------- -------------

                               $ 4,437,330       $ 3,555,000   $ 7,992,330
                             ==============    ============== =============

--------------------------------------------------------------------------------
See accompanying independent accountant's review report                       15

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

                                               2001                 2000
                                               ----                 ----
Office and computer equipment                  $ 415,843           $ 415,843

Less:  Accumulated amortization                 (396,957)           (361,429)
                                           --------------       -------------

                                               $  18,886           $  54,414
                                           ==============       =============
Capital lease amortization is included in depreciation expense.

--------------------------------------------------------------------------------
See accompanying independent accountant's review report                       16

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

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

                                                    2001               2000
                                                    ----               ----
       U.S. federal statutory tax rate              34%                34%
       State statutory tax rate                      4%                 4%
       Effect of the utilization of net
         operating loss carryforwards               (3%)               (3%)
       Miscellaneous                                (1%)               (1%)
                                                  ---------          ---------

       Effective tax rate                           34%                34%
                                                  =========          =========

Reconciliation of deferred tax asset:

                                                    2001            2000
                                                    ----            ----
       Beginning balance, January 1                $ 765,666       $ 603,034
       Deferred income tax (expense) benefit        (269,021)        119,566
                                                -------------    ------------

       Ending balance, June 30                     $ 496,645       $ 722,600
                                                =============    ============

Expiration dates of net operating loss carryforwards:

             2010            $ 1,370,110        2019            $ 118,346
             2018                285,174        2020              478,330


--------------------------------------------------------------------------------
See accompanying independent accountant's review report                       17

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

10.      SEGMENT AND RELATED INFORMATION

The Company's two reportable segments as of and for the six months ended June 30, 2001 and 2000 consisted of its insurance agency business and its financial services business. The insurance agency business includes the Company's wholly-owned subsidiaries which are licensed insurance agencies operating in the states of Kansas, Nebraska, Missouri, Colorado, Texas and Oklahoma. The Company sells insurance through its network of exclusive franchise agents, franchise sub-agents, non-exclusive brokers and insurance producers. The financial services business includes the Company's wholly-owned subsidiary, which is a licensed finance company. The financing company originates loans to Brooke Corporation's franchise agents, franchise sub-agents, insurance producers and insurance policyholders. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "other corporate expenses." Management evaluates the performance of its segments and allocates resources to them based on the net income before income taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

The table below reflects summarized financial information concerning the Company's reportable segments for the periods ended June 30, 2001 and 2000:

                                   INSURANCE           FINANCIAL        ELIMINATION OF
                                     AGENCY             SERVICES         INTERSEGMENT   CONSOLIDATED
                                    BUSINESS            BUSINESS           ACTIVITY        TOTALS
                                    --------            --------           --------        ------
  2001
  Insurance commissions              $ 10,252,831       $   -           $     -          $ 10,252,831
  Interest income                         -               1,833,969          (151,429)      1,682,540
  Interest expense                        228,243         1,562,601           -             1,790,844
  Commissions expense                   7,377,527           -                 -             7,377,527
  Depreciation and amortization           251,352           -                 -               251,352

  Segment assets                       12,404,927         3,696,352        (3,944,998)     12,156,281

  Expenditures for segment assets          84,406           -                 -                84,406

--------------------------------------------------------------------------------
See accompanying independent accountant's review report                       18

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

10.      SEGMENT AND RELATED INFORMATION(CONT.)

                                       INSURANCE           FINANCIAL        ELIMINATION OF
                                         AGENCY             SERVICES         INTERSEGMENT       CONSOLIDATED
                                        BUSINESS            BUSINESS           ACTIVITY            TOTALS
                                        --------            --------           --------            ------
  2000
  Insurance commissions                   $ 5,775,730       $   -             $    -           $5,775,730
  Interest income                             -                 679,932           (67,583)        612,349
  Interest expense                            189,159           575,597            -              764,759
  Commissions expense                       4,014,143           -                  -            4,014,143
  Depreciation and amortization               199,225           -                  -              199,225

  Segment assets                            6,872,917         1,282,276          (517,849)      7,637,344

  Expenditures for segment assets             693,349           -                  -              693,349

     PROFIT (LOSS)                                 2001           2000
                                                   ----           ----

     Total segment profit                          $ 2,515,648   $ 1,409,952
     Unallocated amounts:
         Finders fee                                   175,000       -
         Buyer assistance plan fees                    317,203
         Gain (loss) on sale of agencies               449,580       (58,500)
         Other corporate expenses                  (2,666,192)    (1,703,116)
                                                --------------- --------------

       Income (loss) before income taxes              $791,239     $(351,664)
                                                =============== ==============


11.      EMPLOYEE STOCK COMPENSATION PLAN

The Company has developed a stock compensation plan, which has been approved by the shareholders. A compensation committee has been formed and the Company will draft the options, register them and determine eligible employees.


--------------------------------------------------------------------------------
See accompanying independent accountant's review report                       19

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

The affect of the prior period adjustments is recapped below:

                       12/31/2000   12/31/1999  06/30/2000  12/31/2000  12/31/1999 06/30/2000  12/31/2000  12/31/1999  06/30/2000
                        RETAINED     RETAINED    RETAINED       NET        NET         NET      EARNINGS    EARNINGS    EARNINGS
                        EARNINGS     EARNINGS    EARNINGS     INCOME      INCOME     INCOME    PER SHARE   PER SHARE   PER SHARE
As previously

reported              $(1,453,231) $(1,138,557) $(1,501,946) $(143,038) $   92,758  $(277,571)   $(0.21)     $ 0.12      $(0.40)

Revenue recognition
change for contingent
commissions            (1,100,000)    (895,000)    (816,382)  (205,000)   (197,000)    78,618     (0.29)      (0.28)       0.11
Accelerated
amortization method
implementation            (44,387)     (36,053)     (40,563)    (8,333)    (14,454)    (4,510)    (0.01)      (0.02)      (0.01)
Accrual of commission
refunds obligation       (233,566)    (104,988)    (156,690)  (128,578)   (104,988)   (51,702)    (0.18)      (0.15)      (0.07)
Recognition of fair
market value of
contributed personnel
services                  (40,000)           -      (20,000)   (40,000)          -    (20,000)    (0.06)       -          (0.03)
Recognition of
receivable for
commission refunds
from agents               163,496       73,492      109,683     90,004      73,492     36,191      0.13        0.10        0.05

Prior period
adjustments affect
for deferred tax
assets                    426,515      307,268      314,144    119,247      72,084      6,876      0.17        0.10        0.01
                      ------------------------------------------------------------------------------------------------------------

As adjusted           $(2,281,173) $(1,793,838) $(2,111,754) $(315,698) $  (78,108) $(232,098)   $(0.46)     $(0.12)     $(0.33)
                      ============================================================================================================


--------------------------------------------------------------------------------
See accompanying independent accountant's review report                       20

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

     SIX MONTHS ENDED JUNE, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000


     Net income for the six month period ending June 30, 2001 was $522,218, or $0.73 per share, compared with a net loss of $232,098 or $0.33 per share during the comparable period in the prior year. Total revenues for the six month period ending June 30, 2001 were $11,314,553 which is an increase of approximately 97% from total revenues of $5,753,982 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations. On June 30, 2001, customer receivables were $3,517,710, which is an increase of approximately 144% from $1,441,379 at June 30, 2000. Receivables increased at a faster rate than revenues primarily as a result of an increase in agent billed policy activity. Contrary to policies billed directly by insurance companies, a receivable for the entire policy premium is recorded for agent billed policies. A recent change in the Company's revenue recognition accounting policy for potential commission refunds from policy cancellations resulted in a $33,651 reduction of revenues in the period ending June 30, 2001 and a $51,702 reduction of revenues in the comparable period of the prior year.


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

LIQUIDITY AND CAPITAL RESOURCES


     For the six-month period ending June 30, 2001, $207,275 in cash was provided from operating activities and $365,174 in cash was provided from the sale of insurance agencies and other property. Net cash of $1,597,204 was provided from financing activities, so the Company's cash balance of $3,853,166 at June 30, 2001 increased by $2,169,653 from $1,683,513 at December 31, 2000.
The Company had a current ratio (current assets to current liabilities) of 1.25 as of June 30, 2001 compared to 1.26 as of December 31, 2000.


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


         23.01           Consent of Accountants dated December 26, 2001 1


(b) Reports on Form 8-K: During the Quarter ended June 30, 2001, the Registrant filed the following report on Form 8-K:

Form 8-K dated and filed June 1, 2001, reporting a press release announcing new developments, under Items, Other Events, and Item 7, Financial Statements and Exhibits.

--------
1   Filed Herewith

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:  January 4, 2002         BROOKE CORPORATION



                               By:      /s/ Robert D. Orr
                                   -------------------------------------------
                                       Robert D. Orr, Chief Executive Officer


                               By:      /s/ Leland G. Orr
                                   -------------------------------------------
                                       Leland G. Orr, Treasurer, Chief
                                       Chief Financial Officer, Assistant
                                       Secretary and Director