Form 10KSB/A
period 2000-12-31
BROOKE CORP
filed 2002-01-11
CIK 834408

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

                                 AMENDMENT NO. 2


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. |X|

     Issuer's revenues for its fiscal year ending December 31, 2000 were $14,057,770

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

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS.....................................................1
PART II........................................................................2
         ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......2
         ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.....2
         ITEM 7  FINANCIAL STATEMENTS..........................................5
         ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE................................5
PART III.......................................................................6
         ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.............................6

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

RESULTS OF OPERATIONS


     The Company's consolidated results of operations have been significantly impacted by the Company's expansion in 2000 and 1999. The Company incurred a net loss in 2000 of $315,699 or $0.46 per share compared to 1999 net loss of $78,108 or $0.12 per share and 1998 net income of $286,470 or $0.41 per share.


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


     The Company's current ratio was 1.01, 2.04, 1.19 at December 31, 2000, 1999 and 1998, respectively. The decrease in the Company's current ratio from 1999 to 2000 is primarily due to an increase of $1,077,806 in the current portion of long term debt.


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


10.26             Personal  Guaranty dated as of December 21, 2000 of Robert D. Orr, Leland G. Orr, and Mike
                  Hess guaranteeing payment of amounts due Brooke Credit Corporation by G.I. Agency, Inc.2
10.27             Personal  Guaranty dated as of December 21, 2000 of Robert D. Orr, Leland G. Orr, and Mike
                  Hess guaranteeing payment of amounts due Brooke Credit Corporation by G.I. Agency, Inc.2
10.28             Personal  Guaranty dated as of December 7, 2000 of Robert D. Orr,  Leland G. Orr, and Mike
                  Hess guaranteeing payment of amounts due Brooke Credit Corporation by G.I. Agency, Inc.2
10.29             Personal  Guaranty dated as of November 30, 2000 of Robert D. Orr, Leland G. Orr, and Mike
                  Hess guaranteeing payments of amounts due Brooke Credit Corporation by G.I. Agency, Inc.2
10.30             Personal Guaranty dated as of May 15, 2000 of Shawn Lowry guaranteeing  payment of amounts due Brooke Credit Corporation by Austin Agency3
23.01             Consent of Accountants2

23.02             Consent of Accountants4

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


Date: January 11, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             Signatures                         Title                               Date
             ----------                         -----                               ----
/s/ Michael Hess               President and Director                       January 11, 2002
--------------------------
Michael Hess

/s/ Leland G. Orr              Treasurer,   Chief  Financial  Officer,      January 11, 2002
--------------------------     Assistant Secretary and Director
Leland G. Orr


/s/ Anita Larson               Vice  President,  Secretary and General      January 11, 2002
--------------------------     Counsel
Anita Larson

                               BROOKE CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


CONTENTS


INDEPENDENT AUDITOR'S REPORT ................................................F-2
         CONSOLIDATED BALANCE SHEETS ........................................F-3
         CONSOLIDATED STATEMENTS OF INCOME ..................................F-4
         CONSOLIDATED STATEMENTS OF CHANGES
         IN STOCKHOLDERS EQUITY .............................................F-5
         CONSOLIDATED STATEMENTS OF CASH FLOW................................F-6
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  ........................F-7

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

/s/ Summers, Spencer & Cavanaugh, CPAs, Chartered

Summers, Spencer & Cavanaugh, CPAs, Chartered
March 2, 2001
(except for Note 14, as to

which the date is November 14, 2001)

                               BROOKE CORPORATION
                           Consolidated Balance Sheets
                           DECEMBER 31, 2000 AND 1999
                                     ASSETS

                                                             2000                1999
                                                             ----                ----
CURRENT ASSETS
   Cash                                                  $ 1,683,513        $   1,902,545
   Accounts and notes receivable, net                      2,509,179            1,373,343

   Note receivable, parent company                           318,745              236,189

   Other receivables                                         392,566              201,573
   Securities                                                  1,198                1,198
   Prepaid expenses                                          147,642               90,496
                                                      ----------------------------------------

      Total Current Assets                                 5,052,843            3,805,344
                                                      ----------------------------------------

INVESTMENT IN AGENCIES                                       316,520              316,520
                                                      ----------------------------------------
PROPERTY AND EQUIPMENT
   Cost                                                    2,267,095            1,862,948
   Less: Accumulated depreciation                         (1,565,446)          (1,071,767)
                                                      ----------------------------------------

      Net Property and Equipment                             701,649              791,181
                                                      ----------------------------------------

OTHER ASSETS
   Excess of cost over fair value of net assets            1,776,328              644,828
   Less: Accumulated amortization                           (216,029)            (124,703)
   Prepaid commission guarantee                               68,068              107,936
   Covenants not to compete                                   14,696               34,312
   Goodwill                                                    5,054                8,844
   Prepaid finders fee                                        14,847                    -
   Contract database                                          42,526                    -
   Deferred Charges                                           44,564                    -
   Deferred tax asset                                        765,666              603,034
                                                      ----------------------------------------
      Net Other Assets                                     2,515,730            1,274,251
                                                      ----------------------------------------


TOTAL ASSETS                                             $ 8,586,742        $   6,187,296
                                                      ========================================


                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                      $   442,680        $     641,916
   Premiums payable to insurance companies                 1,966,895              650,045
   Accrued commission refunds                                233,566              104,988
   Short term debt                                           826,539                    -
   Current maturities of long-term debt                    1,542,528              464,722
                                                      ----------------------------------------

      Total Current Liabilities                            5,012,208            1,861,671

LONG-TERM DEBT                                             4,028,887            4,332,643
                                                      ----------------------------------------

TOTAL LIABILITIES                                          9,041,095            6,194,314
                                                      ----------------------------------------

STOCKHOLDERS' EQUITY
   Common stock, $1 par value, 9,500,000 shares
     authorized, 704,018 shares outstanding                  704,018              704,018
   Preferred stock, $75 par value, 1,000 shares
     authorized, 781 shares outstanding                       58,600               58,600
   Less: Treasury stock, 11,050 shares at cost               (39,500)             (39,500)

   Additional paid-in capital                              1,103,702            1,063,702

   Retained earnings                                      (2,281,173)          (1,793,838)
                                                      ----------------------------------------

      Total Stockholders' Equity                            (454,353)              (7,018)
                                                      ----------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 8,586,742        $   6,187,296
                                                      ========================================


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.
                                       F-3

                               BROOKE CORPORATION
                        Consolidated Statements of Income
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                  2000            1999
                                                  ----            ----
OPERATING INCOME
   Insurance commissions                    $   13,751,080     $ 8,754,733
   Interest income                               1,878,053         915,400
   Less: Participating interest expense         (1,588,863)       (796,495)
   Gain on sale of agencies                         17,500         268,759
                                           ----------------- ----------------

      Total Operating Income                    14,057,770       9,142,397
                                           ----------------- ----------------

OPERATING EXPENSES
   Commissions expense                           9,489,111       5,751,168
   Payroll expense                               2,757,550       1,836,014
   Depreciation and amortization                   445,735         379,714
   Other operating expenses                      1,458,733         973,271
                                           ----------------- ----------------

      Total Operating Expenses                  14,151,129       8,940,167
                                           ----------------- ----------------

INCOME (LOSS) FROM OPERATIONS                      (93,359)        202,230
                                           ----------------- ----------------

OTHER EXPENSES
      Interest expense                             384,972         320,576
                                           ----------------- ----------------

        Total Other Expenses                       384,972            320,576
                                           ----------------- ----------------

      LOSS BEFORE INCOME TAXES                    (478,331)       (118,346)

        Income tax expense (benefit)              (162,632)        (40,238)
                                           ----------------- ----------------

      NET LOSS                              $     (315,699)    $   (78,108)
                                           ================= ================

      NET LOSS PER SHARE:

        Basic                                        (0.46)          (0.12)

        Diluted                                      (0.44)          (0.11)

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.
                                       F-4

                               BROOKE CORPORATION
           Consolidated Statements of Changes in Stockholders' Equity
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                       COMMON          PREFERRED     TREASURY    ADD'L PAID-     RETAINED
                                        STOCK            STOCK        STOCK       IN CAPITAL     EARNINGS      TOTAL
                                   ---------------- -------------  ------------- ------------- -------------- -----------
BALANCES, DECEMBER 31, 1998           $ 704,018        $  58,600    $   (39,500) $  1,063,702  $ (1,059,679)  $  727,141
(As previously reported)
Revenue recognition change for profit sharing receivable                                           (698,000)    (698,000)
Accelerated amortization method implementation                                                      (21,600)     (21,600)
Prior period adjustments to deferred tax asset                                                      235,185      235,185
                                   ---------------- -------------  ------------- ------------- -------------- -----------

BALANCES, DECEMBER 31, 1998
(AS RESTATED)                         $ 704,018        $  58,600    $   (39,500) $  1,063,702  $ (1,544,094)  $  242,726

Dividends paid                                                                                     (171,636)    (171,636)
Net loss                                                                                            (78,108)     (78,108)
                                   ---------------- -------------  ------------- ------------- -------------- -----------

BALANCES, DECEMBER 31, 1999
SEE FOOTNOTE 14                       $ 704,018        $  58,600    $   (39,500) $  1,063,702  $ (1,793,838)  $   (7,018)

Dividends paid                                                                                     (171,636)    (171,636)

Fair  market  value of  contributed
services                                                                               40,000                     40,000

Net loss                                                                                           (315,699)    (315,699)
                                   ---------------- -------------  ------------- ------------- -------------- -----------


BALANCES, DECEMBER 31, 2000
SEE FOOTNOTE 14                       $ 704,018        $  58,600    $   (39,500) $  1,103,702  $ (2,281,173)  $ (454,353)
                                   ================ =============  ============= ============= ============== ===========

See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.
                                       F-5

                               BROOKE CORPORATION
                      Consolidated Statements of Cash Flows
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                          2000         1999
                                                          ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:

   NET LOSS                                          $  (315,699)  $    (78,108)

ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH FLOWS FROM OPERATING ACTIVITIES:

   Depreciation                                          285,609        260,019
   Amortization                                          160,126        119,695

   Gain on sale of inventory                             (17,500)      (268,759)
   Fair market value of contributed services              40,000              -

   Deferred income taxes                                (162,632)       (40,238)

   (Increase) decrease in assets:

      Accounts and notes receivables, net             (1,409,385)      (130,738)

      Prepaid expenses and other assets                 (159,083)       (17,973)

   Increase (decrease) in liabilities:
      Accounts and expenses payable                      199,236         20,792
      Other liabilities                                1,445,428     (1,640,131)
                                                     ------------- -------------


   Net cash provided by operating activities            (332,371)    (1,513,965)
                                                     ------------- -------------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Cash payments for property and equipment             (404,147)      (370,318)
   Purchase of insurance agency                         (412,885)      (250,000)
   Sale of insurance agency inventory                    153,000      1,987,412
                                                     ------------- -------------

   Net cash provided by (used in)
      investing activities                              (664,032)    (1,367,094)
                                                     ------------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Dividends paid                                       (171,636)      (171,636)
   Cash proceeds from bond issuance                      135,000        580,000
   Line of credit advance                                660,000        660,000

   Advances on short-term borrowing                    2,391,568        615,478
   Payments on short-term borrowing                     (487,223)      (766,234)

   Advances on long-term debt                            639,737        920,464
   Payments on long-term debt                         (2,390,075)    (1,071,389)
                                                     ------------- -------------

   Net cash provided by financing activities             777,371        766,683
                                                     ------------- -------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (291,032)       619,812

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         1,902,545      1,282,733
                                                     ------------- -------------


CASH AND CASH EQUIVALENTS, END OF PERIOD             $ 1,683,513   $  1,902,545
                                                     ============= =============

SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest                            $ 1,873,930   $  1,029,061
                                                     ============= =============
   Cash paid for income tax                          $         -   $          -
                                                     ============= =============

   Non-cash financing activity - additional paid in  $    40,000   $          -
   capital for contributed services                  ============= =============


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

(g)      Excess Cost of Purchased Subsidiary


Included in other assets are unamortized costs of purchased subsidiaries in excess of the fair value of underlying net tangible assets acquired. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization expense was $160,126 and $119,695 for the years ended December 31, 2000 and 1999, respectively. The "excess cost of purchased subsidiary" resulted from the purchase of a subsidiary corporation. In 2001, management elected to reclassify Investment in Agencies of $316,520 to this account because management's intention is no longer to sell the agencies. These agencies, primarily consisting of an agency doing business as Brooke Life/Health, were not amortized when available for sale during 1999 and 2000 because commissions increased significantly during this period of time resulting in an increased market value. Therefore, in management's opinion, if the assets had been sold during 1999 and 2000, the sales price would have been significantly more than the asset account balance of $316,520.

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

(i)      Investment in Agencies


The assets included in the "Investment in Agencies" category is the purchase price paid for agency assets. In 2001, management elected to reclassify Investment in Agencies of $316,520 to other assets because management's intention is no longer to sell the agencies. These agencies, primarily consisting of an agency doing business as Brooke Life/Health, were not amortized when available for sale during 1999 and 2000 because commissions increased significantly during this period of time resulting in an increased market value. This assumption of increased value is supported by valuation methods generally accepted by the insurance agency industry whereby agency assets are valued as a multiple of annual commissions. Therefore, in management's opinion, if the assets had been sold during 1999 and 2000, the sales price would have been significantly more than the asset account balance of $316,520.


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

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


2.       NOTES RECEIVABLE

At December 31, 2000 and 1999 notes receivables consist of the following:

                                                 2000                1999
                                                 ----                ----
Agency loans                                 $ 21,075,143         $ 10,637,185
Less: Agency loan participation               (20,897,316)         (10,312,874)
Equipment loans                                     1,927               16,791
Less: Equipment loan participation                 (1,927)             (12,791)
Consumer loans                                    173,745               21,295
Less: Consumer loan participation                (173,745)             (21,295)
                                            --------------      ---------------

          Total notes receivable, net             177,827              328,311

Customer and profit sharing receivables         2,331,352            1,045,032
                                            --------------      ---------------

Total accounts and notes receivable, net     $  2,509,179         $  1,373,343
                                            ==============      ===============

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

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


3.     PROPERTY AND EQUIPMENT

A summary of property and equipment and depreciation is as follows:

                                              2000                1999
                                              ----                ----
Furniture and fixtures                       $  299,101          $  206,147
Office and computer equipment                 1,435,309           1,167,857
Automobiles                                     532,685             488,944
                                           -------------       -------------
                                              2,267,095           1,862,948

Less:  Accumulated depreciation               1,565,446           1,071,767
                                           -------------       -------------

Property and equipment, net                  $  701,649          $  791,181
                                           =============       =============

Depreciation expense                         $  285,609          $  260,018
                                           =============       =============

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

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

4.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Roppolo Insurance,  Shreveport,  LA, due July 2001. Interest rate is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation.                                                                      $ 115,289           $ -
Mesa Insurance  Agency,  Pueblo,  CO, due February  2001.  Interest rate is 0%, entire  balance is due at maturity.  Collateralized  by certain  agency  assets
acquired by Brooke Corporation.                                                               100,000             -
James Mitchell  Brown,  Lampasas,  TX, due February 2001.  Interest rate is 8%, entire  balance  due at  maturity.  Collateralized  by  certain  agency  assets
acquired by Brooke Corporation.                                                                80,000             -

Bonds payable (See Note 5)                                                                  1,980,000            1,680,000
                                                                                       ---------------      ---------------

Total bank loans, notes payable and other long-term obligations                             6,397,954            4,797,365

Less: Current maturities and short-term debt                                              (2,369,067)            (464,722)
                                                                                       ---------------      ---------------

Total long-term debt                                                                       $4,028,887           $4,332,643
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

                                          2000                   1999
                                          ----                   ----
Office and computer equipment             $ 415,843             $ 415,843
Less:  Accumulated amortization            (386,605)             (336,253)
                                      --------------         -------------

                                          $  29,238              $ 79,590
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

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

                                                    2000               1999
                                                    ----               ----
       U.S. federal statutory tax rate              34%                34%
       State statutory tax rate                      4%                 4%
       Effect of the utilization of
         net operating loss carryforwards           (3%)               (3%)
       Miscellaneous                                (1%)               (1%)
                                                  ---------          ---------

       Effective tax rate                           34%                34%
                                                  =========          =========

Reconciliation of deferred tax asset:

                                                       2000            1999
                                                       ----            ----
           Beginning balance, January 1                $603,034       $ 562,796
           Deferred income tax (expense) benefit        162,632          40,238
                                                     -----------    ------------

           Balances balance, December 31               $765,666       $ 603,034
                                                     ===========    ============

Expiration dates of net operating loss carryforwards:

            2010            $ 1,370,110        2019            $ 118,346
            2018                285,174        2020              478,330

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

The table below reflects summarized financial information concerning the Company's reportable segments for the years ended December 31, 2000 and 1999:

                                              INSURANCE           FINANCIAL        ELIMINATION OF
                                                AGENCY             SERVICES         INTERSEGMENT       CONSOLIDATED
                                               BUSINESS            BUSINESS           ACTIVITY            TOTALS
                                               --------            --------           --------            ------
  2000
  Insurance commissions                         $ 13,751,080     $    -            $     -             $ 13,751,080
  Interest income                                    -              2,009,517          (131,464)          1,878,053
  Interest expense                                   384,972        1,588,863            -                1,973,835
  Commissions expense                              9,489,111          -                  -                9,489,111
  Depreciation and amortization                      445,735          -                  -                  445,735
  Segment assets                                   9,213,277          373,465        (1,040,000)          8,546,742
  Expenditures for segment assets                    404,147          -                  -                  404,147

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


10.      SEGMENT AND RELATED INFORMATION (CONT.)

                                     INSURANCE           FINANCIAL       ELIMINATION OF
                                       AGENCY             SERVICES        INTERSEGMENT     CONSOLIDATED
                                      BUSINESS            BUSINESS          ACTIVITY          TOTALS
                                      --------            --------          --------          ------
  1999
  Insurance commissions              $ 8,754,733        $    -             $    -          $ 8,754,733
  Interest income                        -                   979,478           (64,078)        915,400
  Interest expense                       320,576             796,495            -            1,117,071
  Commissions expense                  5,751,168             -                  -            5,751,168
  Depreciation and amortization          379,714             -                  -              379,714
  Segment assets                       4,958,953           2,268,343        (1,040,000)      6,187,296
  Expenditures for segment assets        370,318             -                  -              370,318

           PROFIT (LOSS)                          2000           1999
                                                  ----           ----

           Total segment profit                    $3,720,452     $2,422,180
           Unallocated amounts:
               Gain on sale of investments             17,500        268,759
               Other corporate expenses            (4,216,283)    (2,809,285)
                                                -------------- --------------

             Income (loss) before income taxes     $ (478,331)    $ (118,346)
                                                ============== ==============

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

 CONSOLIDATED STATEMENT OF OPERATIONS DATA:
                                                       YEAR ENDED DECEMBER 31,               YEAR ENDED DECEMBER 31,
                                                        2000                                 1999
                                                       ACTUAL           PRO FORMA           ACTUAL           PRO FORMA

OPERATING INCOME                                   $ 14,057,770      $ 15,185,263        $ 9,142,397      $ 10,266,308
OPERATING EXPENSES                                   14,151,129        15,190,672          8,940,167        10,055,161
NET INCOME (LOSS)                                      (315,699)         (251,188)           (78,108)          (72,223)
NET INCOME (LOSS) PER SHARE:                              (0.45)            (0.36)             (0.12)            (0.11)


 CONSOLIDATED BALANCE SHEET DATA:
                                                          DECEMBER 31, 2000                    DECEMBER 31, 1999
                                                        ACTUAL          PRO FORMA           ACTUAL           PRO FORMA
 CASH                                                $ 1,683,513       $ 1,683,513        $ 1,902,545       $ 3,064,186
 ACCOUNTS AND NOTES RECEIVABLE, NET                    2,509,179         2,509,179          1,373,343         1,456,621
 NET PROPERTY AND EQUIPMENT                              701,649           701,649            791,181           802,451
 EXCESS OF COST OVER FAIR VALUE OF NET ASSETS          1,560,299         1,560,299            520,125           520,125
 ACCOUNTS PAYABLE                                        442,680           442,680            641,916           676,425
 PREMIUMS PAYABLE TO INSURANCE COMPANIES               1,966,895         1,966,895            650,045         1,757,339
 LONG-TERM DEBT                                        4,028,887         4,028,887          4,332,643         4,332,643
 STOCKHOLDERS' EQUITY                                   (494,353)         (494,353)            (7,018)          119,386

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

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


The affect of the prior period adjustments is recapped below:

                            12/31/2000   12/31/1999   12/31/2000  12/31/1999    12/31/2000     12/31/1999
                             RETAINED     RETAINED        NET         NET        EARNINGS       EARNINGS
                             EARNINGS     EARNINGS      INCOME      INCOME       PER SHARE     PER SHARE

As previously reported     $(1,453,231) $(1,138,557)  $(143,038)    $  92,758   $ (0.21)       $  0.12

Revenue recognition
change for contingent
commissions                 (1,100,000)    (895,000)   (205,000)     (197,000)    (0.29)         (0.28)

Accelerated amortization
method implementation          (44,387)     (36,053)     (8,334)      (14,454)    (0.01)         (0.02)

Accrual of commission
refunds obligation            (233,566)    (104,988)   (128,578)     (104,988)    (0.18)         (0.15)

Recognition of fair
market value of
contributed personnel
services                       (40,000)           -     (40,000)            -     (0.06)             -

Recognition of
receivable for commission
refunds from agents            163,496       73,492      90,004        73,492      0.13           0.10

Prior period adjustments
affect for deferred tax
assets                         426,515      307,268     119,247        72,084      0.17           0.10


As adjusted                $(2,281,173) $(1,793,838)  $(315,699)    $ (78,108)  $ (0.46)       $ (0.12)
