Form 10KSB40/A
period 2000-12-31
BROOKE CORP
filed 2002-02-26
CIK 834408

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 3

(Mark One)

   /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

   / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ TO _________________

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

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. /X/

       Issuer's revenues for its fiscal year ending December 31, 2000 were $ 14,057,770

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

       Documents incorporated by reference: None

       Transitional Small Business Disclosure Format (Check One):
Yes  / /    No  /X/

                                TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS......................................................................................  1
PART II.........................................................................................................  2
      ITEM 5  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................................  2
      ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.........................................  2
      ITEM 7  FINANCIAL STATEMENTS..............................................................................  6
      ITEM 8  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............  6
PART III........................................................................................................  6
      ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.................................................................  6

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

RESULTS OF OPERATIONS

       In 1999, the Company approved an expansion of its insurance agency operations that resulted in quarterly losses in 1999 and 2000. The Company incurred a significant quarterly loss in the second quarter of 2000 as a result of the $1,200,000 write off of intangible assets associated with the acquisition of Interstate Insurance Group, LTD, because cash flow projections indicated that the intangible asset was not recoverable.

       The Company's consolidated results of operations have been significantly impacted by the Company's expansion in 2000 and 1999. The Company incurred a net loss in 2000 of $1,081,298 or $1.56 per share compared to 1999 net loss of $78,108 or $0.12 per share and 1998 net income of $286,470 or $0.41 per share.

       Total Company revenues increased to $12,857,770 in 2000 from $9,142,397 in 1999 and from $7,835,957 in 1998. This represents an increase in total revenues of 40.6% in 2000, 16.7% in 1999 and 95.8% in 1998, the increase in revenues for 2000 is primarily attributable to the Company's recent expansion.

       Payroll expenses increased $921,536 in 2000, $355,905 in 1999 and $803,557 in 1998. This represents an increase in payroll expenses of 50.2% in 2000, 24.0% in 1999 and 118.8% in 1998. The increase in payroll for 2000 is primarily attributable to the Company's recent expansion. Payroll expenses as a percentage of total revenue have remained constant at 21.4% in 2000, 20.1% in 1999 and 18.9% in 1998.

       Other operating expenses increased $485,461 in 2000, decreased $103,202 in 1999 and increased $623,849 in 1998. As such, operating expenses increased 49.9% in 2000, decreased 9.6% in 1999 and increased 137.8% in 1998. The increase in other operating expenses during 2000 is primarily the result of opening additional regional offices in Dallas, Denver and Nashville during the last part of 1999 and 2000. Other operating expenses as a percentage of total revenue were 11.3% in 2000, 10.6% in 1999 and 13.7% in 1998. As a result of the recent restatement of 2000 financial statements to reflect the write-off of intangible assets associated with the acquisition of Interstate Insurance Group, LTD, amortization expenses recorded in 2000 was $40,000 less than previously reported.

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

       Amortization expense increased $431 or 0% in 2000, decreased $22,330 or 15.7% in 1999 and increased $138,921 in 1998. Amortization expense increased in 2000 primarily as a result of the Company's acquisition of Interstate Insurance Group, LTD.

       Depreciation expense increased $25,591 or 9.8% in 2000, increased $31,974 or 14.0% in 1999 and increased $43,907 or 23.8% in 1998.

INCOME TAXES

       The Company's effective tax rate on income was 34.0% in 2000, 34.0% in 1999 and 34.0% in 1998. The Company has recorded a deferred tax asset of $1,160,066. Based on the Company's profitability in the last half of 2000 and management's expectations of continued profitability in 2001, the Company expects the deferred tax asset to be fully realized.

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

       The Company typically expects operating profit margins from insurance agency operations in excess of 10%. The Company's insurance agency operating profit margins were approximately (8.3%) in 2000, 5.3% in 1999 and 13.7% in 1998. The decrease in operating profit margins was primarily the result of the Company's expansion of insurance agency operations and margins are expected to increase in the future. Operating profit margin for the company's insurance agency operation is defined as earnings before interest, taxes, depreciation, and amortization divided by total insurance commissions. The operating losses in 2000 were largely the result of the Company's write-off of intangible assets associated with the acquisition of Interstate Insurance Group, LTD.

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

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash and cash equivalents of $1,683,513 at December 31, 2000, decreased $219,032 from the December 31, 1999 balance of $1,902,545. During 2000, $400,299 in cash was used to fund operating activities. From the remaining cash amount and from the cash provided by the Company's financing activities, $259,885 was used to increase insurance agency inventory, $404,147 was used for fixed asset additions, $171,636 was used for payment of dividends, $464,722 was used to decrease short term borrowings and $2,390,075 was used for payments on long term debt.

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

                                    PART III

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K.

(a)  INDEX TO EXHIBITS

Exhibit No.   Description
3.01          Articles of Incorporation of Brooke Financial Services, Inc.,
              filed with the Secretary of State for the State of Kansas on January 22, 1986(1)
3.02          Certificate of Amendment to the Articles of Incorporation of
              Brooke Financial Service, Inc., filed with the Secretary of State for the State of Kansas on June 1, 1987(1)
3.03          Certificate of Amendment to the Articles of Incorporation of the
              Company, filed with the Secretary of State for the State of Kansas on May 31, 1989(1)
3.04          Certificate of Amendment to the Articles of Incorporation of the
              Company, filed with the Secretary of State for the State of Kansas on November 9, 1992(1)
3.05          Certificate of Amendment to the Articles of Incorporation of the
              Company, filed with the Secretary of State for the State of Kansas on February 23, 1993(1)
3.06          Certificate of Amendment to the Articles of Incorporation of the
              Company, filed with the Secretary of State for the State of Kansas on February 7, 1994(1)
3.07          Certificate of Amendment to the Articles of Incorporation of the
              Company, filed with the Secretary of State for the State of Kansas on February 21, 1995(1)
3.08          By-laws of Brooke Financial Services, Inc.(1)
3.09          Minutes of special meeting of stockholders of Brooke Financial
              Services, Inc., dated May 10, 1986, amending the by-laws(1)
3.10          Minutes of special meeting of stockholders of Brooke Financial
              Services, Inc., dated January 31, 1987, amending the by-laws(1)
3.11          Minutes of special meeting of stockholders of the Company, dated
              January 26, 1991, amending the by-laws(1)
3.12          Certificate of Amendment to the By-laws of the Company, dated July
              3, 2000(1)

4.01 Indenture dated as of July 31, 1997 (the "Indenture"), by and between Brooke Credit Corporation and The First National Bank and Trust Company, relating to the issuance of the Brooke Credit Corporation, Series 1997A, Series 1997B and Series 1997C Bonds(1)
4.02 Addendum to the Indenture dated as of November 13, 1997, relating to the issuance of the Brooke Credit Corporation, Series 1997D Bonds(1)
4.03 Addendum to the Indenture dated as of August 28, 1998, relating to the issuance of the Brooke Credit Corporation, Series 1997E Bonds(1)
4.04 Guaranty dated as of December 18, 1997, executed by Brooke Corporation guaranteeing payment of principal and interest on the Brooke Credit Corporation, Series 1997A, Series 1997B, Series 1997C and Series 1997D Bonds(1)
10.01 Representative Agency Agreement between the Company and Safeco Insurance Company(1)
10.02         Representative Agency Agreement between the Company and Allied
              Group(1)
10.03 Representative Agency Agreement between the Company and EMC Insurance Companies(1)
10.04 Representative Agency Agreement between the Company and Columbia Insurance Group(1)
10.05 Representative Agency Agreement between the Company and Allstate Insurance Company(1)
10.06 Agreement for Advancement of Loan dated as of September 12, 1997, by and between GI Agency, Inc. and Brooke Credit Corporation(1)
10.07 Agreement for Advancement of Loan dated as of December 1, 1997, by and between GI Agency, Inc. and Brooke Credit Corporation(1)
10.08 Agreement for Advancement of Loan dated as of December 31, 1997, by and between GI Agency, Inc. and Brooke Credit Corporation(1)
10.09 Agreement for Advancement of Loan dated as of September 1, 1998, by and between GI Agency, Inc. and Brooke Credit Corporation(1)
10.10 Guaranty dated as of January 2, 1998, of Robert Orr, Leland Orr and Michael Hess guaranteeing payment of amounts due Brooke Credit Corporation by GI Agency, Inc.(1)
10.11 Hypothecation Agreement dated as of January 2, 1998, executed by Robert Orr pledged certain assets as collateral for amount due Brooke Credit Corporation by GI Agency, Inc.(1)
10.12 Franchise Agreement dated as of September 4, 1997, by and the Company and GI Agency, Inc.(1)
10.13 Assignment of Contract Agreement dated as of June 30, 1999, by and between GI Agency, Inc., and the Company(1)
10.14 Assignment of Contract Agreement dated as of July 15, 1999, by and between GI Agency, Inc., and the Company(1)
10.15 Assignment of Contract Agreement dated as of July 15, 1999, by and between GI Agency, Inc., and the Company(1)
10.16 Assignment of Contract Agreement dated as of September 23, 1999, by and between GI Agency, Inc., and the Company(1)
10.17 Assignment of Contract Agreement dated as of October 1, 1999, by and between GI Agency, Inc., and the Company(1)
10.18 Purchase Agreement dated as of June 13, 2000, by and between Gerald Lanio and William Tyer and the Company(1)
10.19 Agreement for Sale of Insurance Agency Assets dated as of March 31, 1999, by and among Royal Specialty Underwriting, Inc., The American Agency, Inc., and the Company(1)

10.20 Personal Guaranties dated as of May 15, 2000, of Robert Orr, Leland Orr and Michael Hess guaranteeing payment of amounts due Brooke Credit Corporation by Austin Agency(1)
10.21 Form of Assignment of Stock dated as of May 15, 2000, by and among Bob Austin, Sr., as assignor and Michael Hess, Robert Orr, Leland Orr and Shawn Lowry, as assignee(1)
10.22 Life & Health Manager's Employment Agreement dated as of April 16, 1999, by and between Brooke Corporation and Anita Larson(1)
10.23         Lease Agreement relating to Phillipsburg, Kansas facility(1)
10.24         Lease Agreement relating to Overland Park, Kansas facility(1)
10.25 Agreement for Advancement of Loan dated as of December 7, 2000, by and between G.I. Agency, Inc. and Brooke Credit Corporation(2)
10.26 Personal Guaranty dated as of December 21, 2000 of Robert D. Orr, Leland G. Orr, and Mike Hess guaranteeing payment of amounts due Brooke Credit Corporation by G.I. Agency, Inc.(2)
10.27 Personal Guaranty dated as of December 21, 2000 of Robert D. Orr, Leland G. Orr, and Mike Hess guaranteeing payment of amounts due Brooke Credit Corporation by G.I. Agency, Inc.(2)
10.28 Personal Guaranty dated as of December 7, 2000 of Robert D. Orr, Leland G. Orr, and Mike Hess guaranteeing payment of amounts due Brooke Credit Corporation by G.I. Agency, Inc.(2)
10.29 Personal Guaranty dated as of November 30, 2000 of Robert D. Orr, Leland G. Orr, and Mike Hess guaranteeing payments of amounts due Brooke Credit Corporation by G.I. Agency, Inc.(2)
10.30 Personal Guaranty dated as of May 15, 2000 of Shawn Lowry guaranteeing payment of amounts due Brooke Credit Corporation by Austin Agency(3)
23.01         Consent of Independent Auditors'(4)

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed on October 18, 2000.
(2) Filed previously.
(3) Incorporated by reference to the Registrant's Amendment No. 4 to its Form 10-SB filed on July 11, 2001.
(4) Filed herewith.

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

Date: February 25, 2002

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

             Signatures                            Title                                  Date
             ----------                            -----                                  ----
/s/ Robert D. Orr                      Chief  Executive  Officer and                February 25, 2002
-------------------------------        Chairman of the Board of
Robert D. Orr                          Directors

/s/ Michael Hess                       President and Director                       February 25, 2002
-------------------------------
Michael Hess

/s/ Leland G. Orr                      Treasurer,   Chief  Financial                February 25, 2002
-------------------------------        Officer, Assistant Secretary and
Leland G. Orr                          Director

/s/ Anita Larson                       Vice  President,  Secretary and              February 25, 2002
-------------------------------        General Counsel
Anita Larson

                               BROOKE CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

CONTENTS

INDEPENDENT AUDITOR'S REPORT ................................. F-2
     CONSOLIDATED BALANCE SHEETS ............................. F-3
     CONSOLIDATED STATEMENTS OF INCOME ....................... F-4
     CONSOLIDATED STATEMENTS OF CHANGES
     IN STOCKHOLDERS EQUITY .................................. F-5
     CONSOLIDATED STATEMENTS OF CASH FLOW..................... F-6
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  ............. F-7

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

       As discussed in Notes 14 and 15 to the financial statements, certain errors resulting in overstatement of previously reported income were discovered by management of the Company during the current year. Accordingly, the 2000 financial statements have been restated to correct the errors.

Summers, Spencer & Cavanaugh, CPAs, Chartered
March 2, 2001
(except for Note 14, as to which the date is November 14, 2001, and Note 15, as to which the date is February 12, 2002)

                               BROOKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999

                                     ASSETS
                                                             2000                1999
                                                         -----------          -----------
CURRENT ASSETS
   Cash                                                  $ 1,683,513          $ 1,902,545
   Accounts and notes receivable, net                      2,509,179            1,373,343
   Note receivable, parent company                           318,745              236,189
   Other receivables                                         392,566              201,573
   Securities                                                  1,198                1,198
   Prepaid expenses                                          147,642               90,496
                                                         -----------          -----------

      TOTAL CURRENT ASSETS                                 5,052,843            3,805,344
                                                         -----------          -----------

INVESTMENT IN AGENCIES                                       316,520              316,520
                                                         -----------          -----------

PROPERTY AND EQUIPMENT
   Cost                                                    2,267,095            1,862,948
   Less: Accumulated depreciation                         (1,565,446)          (1,071,767)
                                                         -----------          -----------

      NET PROPERTY AND EQUIPMENT                             701,649              791,181
                                                         -----------          -----------
OTHER ASSETS
   Excess of cost over fair value of net assets              576,328              644,828
   Less: Accumulated amortization                           (176,029)            (124,703)
   Prepaid commission guarantee                               68,068              107,936
   Covenants not to compete                                   14,696               34,312
   Goodwill                                                    5,064                8,844
   Prepaid finders fee                                        14,847                   --
   Contract database                                          42,526                   --
   Deferred Charges                                           44,564                   --
   Deferred tax asset                                      1,160,066              603,034
                                                         -----------          -----------

      NET OTHER ASSETS                                     1,750,130            1,274,251
                                                         -----------          -----------

TOTAL ASSETS                                             $ 7,821,142          $ 6,187,296
                                                         ===========          ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                      $   442,680          $   641,916
   Premiums payable to insurance companies                 1,966,895              650,045
   Accrued commission refunds                                233,566              104,988
   Short term debt                                           826,539                   --
   Current maturities of long-term debt                    1,542,528              464,722
                                                         -----------          -----------

      TOTAL CURRENT LIABILITIES                            5,012,208            1,861,671

LONG-TERM DEBT                                             4,028,887            4,332,643
                                                         -----------          -----------

TOTAL LIABILITIES                                          9,041,095            6,194,314
                                                         -----------          -----------

STOCKHOLDERS' EQUITY
   Common stock, $1 par value, 9,500,000 shares
     authorized, 704,018 shares outstanding                  704,018              704,018
   Preferred stock, $75 par value, 1,000 shares
     authorized, 781 shares outstanding                       58,600               58,600
   Less: Treasury stock, 11,050 shares at cost               (39,500)             (39,500)
   Additional paid-in capital                              1,103,702            1,063,702
   Retained earnings                                      (3,046,773)          (1,793,838)
                                                         -----------          -----------

      TOTAL STOCKHOLDERS' EQUITY                          (1,219,953)              (7,018)
                                                         -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 7,821,142          $ 6,187,296
                                                         ===========          ===========

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                               BROOKE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                      2000              1999
                                                 ------------      ------------
OPERATING INCOME
  Insurance commissions                          $ 13,751,080      $  8,754,733
  Interest income                                   1,878,053           915,400
  Less: Participating interest expense             (1,588,863)         (796,495)
  Gain on sale of agencies                             17,500           268,759
                                                 ------------      ------------

      TOTAL OPERATING INCOME                       14,057,770         9,142,397
                                                 ------------      ------------

OPERATING EXPENSES
  Commissions expense                               9,489,111         5,751,168
  Payroll expense                                   2,757,550         1,836,014
  Depreciation and amortization                       405,735           379,714
  Other operating expenses                          1,458,732           973,271
                                                 ------------      ------------

      TOTAL OPERATING EXPENSES                     14,111,128         8,940,167
                                                 ------------      ------------

IMPAIRMENT LOSS                                     1,200,000                --
                                                 ------------      ------------

INCOME (LOSS) FROM OPERATIONS                      (1,253,358)          202,230
                                                 ------------      ------------

OTHER EXPENSES
      Interest expense                                384,972           320,576
                                                 ------------      ------------

         TOTAL OTHER EXPENSES                         384,972           320,576
                                                 ------------      ------------

      Income (Loss) Before Income Taxes            (1,638,330)         (118,346)

         Income tax expense (benefit)                (557,032)          (40,238)
                                                 ------------      ------------

      Net Income (Loss)                          $ (1,081,298)     $    (78,108)
                                                 ============      ============

      NET LOSS PER SHARE:
         Basic                                          (1.57)            (0.12)
         Diluted                                        (1.54)            (0.11)

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                               BROOKE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                             COMMON       PREFERRED      TREASURY      ADD'L PAID-      RETAINED
                                              STOCK         STOCK          STOCK       IN CAPITAL       EARNINGS         TOTAL
                                          ------------  -------------  ------------   -------------  -------------    ------------
BALANCES, DECEMBER 31, 1998               $    704,018  $      58,600  $    (39,500)  $   1,063,702  $  (1,059,679)   $    727,141
(As previously reported)
Revenue recognition change for profit
   sharing receivable                                                                                     (698,000)       (698,000)
Accelerated amortization method
   implementation                                                                                          (21,600)        (21,600)
Prior period adjustments to deferred
   tax asset                                                                                               235,185         235,185
                                          ------------  -------------  ------------   -------------  -------------    ------------

BALANCES, DECEMBER 31, 1998               $    704,018  $      58,600  $    (39,500)  $   1,063,702  $  (1,544,094)   $    242,726

Dividends paid                                                                                            (171,636)       (171,636)
Net loss                                                                                                   (78,108)        (78,108)
                                          ------------  -------------  ------------   -------------  -------------    ------------

BALANCES, DECEMBER 31, 1999               $    704,018  $      58,600  $    (39,500)  $   1,063,702  $  (1,793,838)   $     (7,018)

Dividends paid                                                                                            (171,637)       (171,637)
Fair market value of contributed
   services                                                                                  40,000                         40,000
Net loss                                                                                                (1,081,298)     (1,081,298)
                                          ------------  -------------  ------------   -------------  -------------    ------------

BALANCES, DECEMBER 31, 2000               $    704,018  $      58,600  $    (39,500)  $   1,103,702  $  (3,046,773)   $ (1,219,953)
                                          ============  =============  ============   =============  =============    ============

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                               BROOKE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                            2000           1999
                                                         -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

   NET LOSS                                              $(1,081,298)   $   (78,108)

ADJUSTMENTS TO RECONCILE NET INCOME TO
   NET CASH FLOWS FROM OPERATING ACTIVITIES:

   Depreciation                                              285,609        260,019
   Amortization                                              120,126        119,695
   Gain on sale of inventory                                 (17,500)      (268,759)
   Fair market value of contributed services                  40,000             --
   Deferred income taxes                                    (557,032)       (40,238)
   Impairment Loss                                         1,200,000             --

   (INCREASE) DECREASE IN ASSETS:
      Accounts and other receivables                      (1,477,313)       250,606
      Prepaid expenses and other assets                     (159,083)       (17,973)

   INCREASE (DECREASE) IN LIABILITIES:
      Accounts and expenses payable                         (199,236)        20,792
      Other liabilities                                    1,445,428     (1,640,131)
                                                         -----------    -----------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                (400,299)    (1,394,097)
                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net (increase) decrease in loans                           67,928       (119,868)
   Cash payments for property and equipment                 (404,147)      (370,318)
   Purchase of insurance agency inventory                   (412,885)      (250,000)
   Sale of insurance agency inventory                        153,000      1,987,412
                                                         -----------    -----------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES      (596,104)     1,247,226
                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Dividends paid                                           (171,636)      (171,636)
   Cash proceeds from bond issuance                          135,000        580,000
   Line of credit advance                                    660,000        660,000
   Advances on short-term borrowing                        2,391,568        615,478
   Payments on short-term borrowing                         (487,223)      (766,234)
   Advances on long-term debt                                639,737        920,464
   Payments on long-term debt                             (2,390,075)    (1,071,389)
                                                         -----------    -----------

   NET CASH PROVIDED BY FINANCING ACTIVITIES                 777,371        766,683
                                                         -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (219,032)       619,812

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             1,902,545      1,282,733
                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 $ 1,683,513    $ 1,902,545
                                                         ===========    ===========

SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest                                $ 1,873,930    $ 1,029,061
                                                         ===========    ===========
   Cash paid for income tax                              $        --    $        --
                                                         ===========    ===========
   Non cash  financing  activity - additional paid in
   capital for contributed services                      $    40,000    $        --
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

(e)    REVENUE RECOGNITION

Commission revenue on insurance policy premiums is generally recognized as of the effective date of the policies or, in certain cases, as of the effective date or billing date, whichever is later. Contingent and profit sharing commissions are generally recognized when received. Premiums due from the insured to the Company are reported as assets of the Company and as corresponding liabilities, net of commissions, to the insurance carriers.

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $233,566 and $104,988 as of December 31, 2000 and 1999, respectively.

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

(l)    DEFERRED CHARGES

These deferred charges relate to costs associated with the public offering of preferred stock and bonds set to commence in the spring of 2001. Selling expenses, auditor fees, legal costs and filing charges associated with the Company's public offering of stock will be offset against stock proceeds. Selling expenses, auditor fees, legal costs and filing charges associated with the Company's public offering of bonds are classified as prepaid expenses that are amortized over a period ending at bond maturity.

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

(n)    PER SHARE DATA

Basic net income per share is calculated by dividing net income, less the preferred stock dividends declared, by the average number of shares of the Company's common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock and then dividing net income by the adjusted average number of shares of the Company's common stock outstanding. Preferred stock dividends declared during the years ended December 31, 2000 and 1999 were $5,276 and $5,276, respectively.

(o)    PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation of the financial statements.

Brooke Corporation

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

2.     NOTES RECEIVABLE

At December 31, 2000 and 1999 notes receivables consist of the following:

                                                     2000              1999
                                                  ------------     ------------
Agency loans                                      $ 21,075,143     $ 10,637,185
Less: Agency loan participation                    (20,897,316)     (10,312,874)
Equipment loans                                          1,927           16,791
Less: Equipment loan participation                      (1,927)         (12,791)
Consumer loans                                         173,745           21,295
Less: Consumer loan participation                     (173,745)         (21,295)
                                                  ------------     ------------

          Total notes receivable, net                  177,827          328,311

Customer and profit sharing receivables              2,331,352        1,045,032
                                                  ------------     ------------

Total accounts and notes receivable, net          $  2,509,179     $  1,373,343
                                                  ============     ============

Of the agency loans at December 31, 2000 and 1999, $925,508 and $565,766, respectively, are sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. Brooke Credit Corporation is not obligated, under any circumstances, to repurchase any loans sold to participating lenders prior to maturity.

As an employment incentive, Brooke Credit Corporation has loaned money to certain employees for the purpose of acquiring the Company's common stock. Of the consumer loans at December 31, 2000 and 1999, $169,663 and $ -0-, respectively, have been made to employees for this purpose. All such loans have been sold to unaffiliated third parties without recourse.

Loan participation represents the transfer of notes receivable, by sale, to "participating" banks and finance companies. The Company receives consideration from the participating entities. Pursuant to Statement of Financial Accounting Standards No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, these transfers are accounted for as sales. The transferred assets (i.e., notes receivables) are isolated from the Company. The participating companies obtain the right--free of conditions that constrain it from taking advantage of that right--to pledge or exchange the notes receivables. In addition, the transfer agreements do not entitle the Company or obligate the Company to repurchase or redeem the notes receivables before their maturity.

Brooke Corporation

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

3.     PROPERTY AND EQUIPMENT

A summary of property and equipment and depreciation is as follows:

                                                        2000             1999
                                                     ----------       ----------
Furniture and fixtures                               $  299,101       $  206,147
Office and computer equipment                         1,435,309        1,167,857
Automobiles                                             532,685          488,944
                                                     ----------       ----------
                                                      2,267,095        1,862,948

Less:  Accumulated depreciation                       1,565,446        1,071,767
                                                     ----------       ----------

Property and equipment, net                          $  701,649       $  791,181
                                                     ==========       ==========

Depreciation expense                                 $  285,609       $  260,018
                                                     ==========       ==========

Brooke Corporation

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

4.     BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS

                                                                                    2000       1999
                                                                                 ---------- ----------
First  National  Bank &  Trust,  Phillipsburg,  KS,  line of  credit,  $660,000 available,  $0 not  utilized.  Due  October  2001.  Interest  rate  is  10.50%.
Collateralized by accounts receivable.                                           $  660,000 $  660,000
Farmers  State Bank,  Phillipsburg,  KS, due December  2006.  Interest  rate is
10.75%,  payable $15,500 monthly.  Collateralized  by stock,  inventory,  fixed
assets and personal guaranty of certain officers of Brooke Corporation.             857,748    941,760
State Bank of Colwich,  Colwich,  KS, due July 2004.  Interest  rate is 11.75%,
payable $1,435 monthly. Collateralized by insurance agency assets.                   49,995     53,226
Chrysler  Financial,  Overland  Park,  KS, due February 2000 to November  2002.
Interest  rates  are  7.80%  to  8.50%,  payable  monthly.   Collateralized  by
automobiles.                                                                        131,000    169,892
Colonial  Pacific,  Portland,  OR, due December 2001.  Interest rate is 14.811%
payable  $2,083  monthly.   Collateralized  by  personal  guaranty  of  certain
officers of Brooke Corporation.                                                      22,912     42,882
Brooke Investments,  Inc.,  Phillipsburg,  KS, due February 2007. Interest rate is  10.00%,  payable  $1,718  monthly.  Note  is sold  to  participating  bank.
Collateralized by certain agency assets acquired by Brooke Investments, Inc.         94,453    105,041
David  Patterson,  Sr.,  Phoenix,  AZ,  due March  2008.  Interest  rate is 0%, payable $1,112 monthly.  Unsecured deferred compensation  agreement provided by
The American Agency, Inc.                                                            13,344     26,688
Robert B.  Patterson,  Overland Park,  KS, due February 2001.  Interest rate is
7.75%,    principal   balance   plus   accrued   interest   payable   annually.
Collateralized  by 500 shares of American  Agency,  Inc.  common  stock and the
guaranty of certain officers of Brooke Corporation.                                 222,222    444,444
Hartley Agency,  Inc., Baxter Springs,  KS, due June 2001. Interest rate is 0%, entire  balance is due at maturity.  Collateralized  by certain  agency  assets
acquired by Brooke Corporation.                                                     201,564         --
Gerald Lanio and William Tyer,  Independence,  MO, due June 2005. Interest rate is 5%, payable $207,877  annually.  Collateralized  by 900 shares of Interstate
Insurance Group, LTD common stock.                                                  900,000         --
Premier  Insurance  Agency,  Poplar Bluff, MO, due July 2005.  Interest rate is
5.00%,  payable  $147,763  annually.  Collateralized  by certain  agency assets
acquired by Brooke Corporation.                                                     639,737    673,432
Stewart  Insurance,  Monroe,  LA, due August 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation                                                               252,245         --
APB Insurers,  Crane,  MO, due July 2001.  Interest rate is 0%, entire  balance is due at  maturity.  Collateralized  by  certain  agency  assets  acquired  by
Brooke Corporation.                                                                  77,445         --

Brooke Corporation

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

4.     BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Roppolo Insurance,  Shreveport,  LA, due July 2001. Interest rate is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation.                                                           $  115,289  $       --
Mesa Insurance  Agency,  Pueblo,  CO, due February  2001.  Interest rate is 0%, entire  balance is due at maturity.  Collateralized  by certain  agency  assets
acquired by Brooke Corporation.                                                      100,000         --
James Mitchell  Brown,  Lampasas,  TX, due February 2001.  Interest rate is 8%, entire  balance  due at  maturity.  Collateralized  by  certain  agency  assets
acquired by Brooke Corporation.                                                       80,000         --

Bonds payable (See Note 5)                                                         1,980,000  1,680,000
                                                                                 ----------- ----------

Total bank loans, notes payable and other long-term obligations                    6,397,954  4,797,365

Less: Current maturities and short-term debt                                      (2,369,067)  (464,722)
                                                                                 ----------- ----------

Total long-term debt                                                             $ 4,028,887 $4,332,643
                                                                                 =========== ==========

Interest incurred on bank loans, notes payable and other long-term obligations for the years ended December 31, 2000 and 1999 is $1,973,835 and $1,117,071, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets.

Bank loans, notes payable, and other long-term obligations mature as follows:

                   BANK LOANS
                    & NOTES      BONDS
                    PAYABLE     PAYABLE       TOTAL
         2001      $1,609,067   $  760,000   $2,369,067
         2002       1,174,814      975,000    2,149,814
         2003         273,797      245,000      518,797
         2004         512,289           --      512,289
         2005         518,990           --      518,990
      Thereafter      328,997           --      328,997
                   ----------   ----------   ----------

                   $4,417,954   $1,980,000   $6,397,954
                   ==========   ==========   ==========

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

At December 31, 2000 and 1999 the bonds payable consists of:

                                                      2000          1999
                                                   PRINCIPAL     PRINCIPAL
  BOND SERIES        RATE         MATURITY           VALUE         VALUE
  -----------       -------     ---------------    ----------    ----------
     1997A          10.000%     January 1, 2001    $  165,000    $  165,000
     1997B          10.250%     January 1, 2002       155,000       155,000
     1997C          10.500%     January 1, 2003       245,000       145,000
     1997D          10.125%       July 1, 2001        595,000       595,000
     1998E          10.125%     January 1, 2002       820,000       620,000
     2000F           9.125%       July 1, 2004              0             0
                                                   ----------    ----------
  Total                                            $1,980,000    $1,680,000
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

                                                    2000                   1999
                                                 ----------              ---------
Office and computer equipment                    $  415,843              $ 415,843
Less:  Accumulated amortization                    (386,605)              (336,253)
                                                 ----------              ---------
                                                 $   29,238              $  79,590
                                                 ==========              =========

Capital lease amortization is included in depreciation expense.

Brooke Corporation

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

7.       INCOME TAXES

The elements of income tax expense (benefit) are as follows:

                                           2000                   1999
                                        ----------              ---------
               Current                  $        0              $       0
               Deferred                   (557,032)               (40,238)
                                        ----------              ---------
                                        $ (557,032)             $ (40,238)
                                        ==========              =========

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

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

                                                                      2000     1999
                                                                     ------   -----
    U.S. federal statutory tax rate                                     34%     34%
    State statutory tax rate                                             4%      4%
    Effect of the utilization of net operating loss carryforwards       (3%)    (3%)
    Miscellaneous                                                       (1%)    (1%)
                                                                     ------   -----

    Effective tax rate                                                  34%     34%
                                                                     ======   =====

Reconciliation of deferred tax asset:

                                                            2000              1999
                                                         ----------         ---------
        Beginning balance, January 1                     $  603,034         $ 562,796
        Deffered income tax (expense) benefit               557,032            40,238
                                                         ----------         ---------
        Balance balance, December 31                     $1,160,066         $ 603,034
                                                         ==========         =========

Expiration dates of net operating loss carryforwards:

               2010        $ 1,370,110        2019        $ 118,346
               2018            285,174        2020          478,330

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

The table below reflects summarized financial information concerning the Company's reportable segments for the years ended December 31, 2000 and 1999:

                                  INSURANCE       FINANCIAL    ELIMINATION OF
                                    AGENCY         SERVICES     INTERSEGMENT    CONSOLIDATED
                                   BUSINESS        BUSINESS       ACTIVITY         TOTALS
                                  -----------     ---------      ----------     -----------
2000
Insurance commissions             $13,751,080     $      --    $           --   $13,751,080
Interest income                            --     2,009,517          (131,464)    1,878,053
Interest expense                      384,972     1,588,863                --     1,973,835
Commissions expense                 9,489,111            --                --     9,489,111
Depreciation and amortization         405,735            --                --       405,735
Impairment loss                     1,200,000            --                --     1,200,000
Segment assets                      8,487,677       373,465        (1,040,000)    7,821,142
Expenditures for segment assets       404,147            --                --       404,147

Brooke Corporation

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

10.    SEGMENT AND RELATED INFORMATION (CONT.)

                                  INSURANCE       FINANCIAL    ELIMINATION OF
                                    AGENCY         SERVICES     INTERSEGMENT    CONSOLIDATED
                                   BUSINESS        BUSINESS       ACTIVITY         TOTALS
                                  -----------     ---------      ----------     -----------
1999
Insurance commissions             $ 8,754,733      $      --    $          --   $ 8,754,733
Interest income                            --       979,478           (64,078)      915,400
Interest expense                      320,576       796,495                --     1,117,071
Commissions expense                 5,751,168            --                --     5,751,168
Depreciation and amortization         379,714            --                --       379,714
Segment assets                      4,958,953     2,268,343        (1,040,000)    6,187,296
Expenditures for segment assets       370,318            --                --       370,318

             PROFIT (LOSS)                             2000            1999
                                                    -----------    -----------
             Total segment profit                   $ 2,560,453    $ 2,422,180
             Unallocated amounts:
               Gain on sale of investments               17,500        268,759
               Other corporate expenses              (4,216,283)    (2,809,285)
                                                    -----------    -----------

               Income (loss) before income taxes    $(1,638,330)   $  (118,346)
                                                    ===========    ===========

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

        Book value at closing                              $  126,581
        Less: book value of goodwill                            3,696
                                                           ----------
           Net tangible book value                            122,885
        Additional purchase amount                          1,200,000
                                                           ----------

        Total purchase price                               $1,322,885
                                                           ==========

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

CONSOLIDATED STATEMENT OF OPERATIONS DATA:

                                  YEAR ENDED DECEMBER 31,          YEAR ENDED DECEMBER 31,
                                   2000                             1999
                                  ACTUAL         PRO FORMA         ACTUAL         PRO FORMA
OPERATING INCOME               $ 14,057,770    $ 15,185,263    $   9,142,397    $ 10,266,308
OPERATING EXPENSES               14,111,128      15,150,672        8,940,167      10,055,161
NET INCOME (LOSS)                (1,081,298)     (1,016,788)
                                                                     (78,108)        (72,223)
NET INCOME (LOSS) PER SHARE:          (1.57)          (1.47)           (0.12)          (0.11)

CONSOLIDATED BALANCE SHEET DATA:

                                                   DECEMBER 31, 2000             DECEMBER 31, 1999
                                                 ACTUAL        PRO FORMA        ACTUAL        PRO FORMA
CASH                                           $ 1,683,513    $ 1,683,513    $ 1,902,545    $ 3,064,186
ACCOUNTS AND NOTES RECEIVABLE, NET               2,509,179      2,509,179      1,373,343      1,456,621
NET PROPERTY AND EQUIPMENT                         701,649        701,649        791,181        802,451
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS       400,299        400,299        520,125        520,125
ACCOUNTS PAYABLE                                   442,680        442,680        641,916        676,425
PREMIUMS PAYABLE TO INSURANCE COMPANIES          1,966,895      1,966,895        650,045      1,757,339
LONG-TERM DEBT                                   4,028,887      4,028,887      4,332,643      4,332,643
STOCKHOLDERS' EQUITY                            (1,219,953)    (1,219,953)        (7,018)       119,386

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

The affect of the prior period adjustments is recapped below:

                                12/31/2000   12/31/1999     12/31/2000     12/31/1999   12/31/2000   12/31/1999
                                 RETAINED     RETAINED          NET            NET       EARNINGS     EARNINGS
                                 EARNINGS     EARNINGS       INCOME         INCOME      PER SHARE    PER SHARE
   As previously
   reported                   $ (1,453,231) $ (1,138,557)   $ (143,038)    $  92,758    $  (0.21)   $ 0.12

   Revenue recognition
   change for contingent
   commissions                  (1,100,000)     (895,000)     (205,000)     (197,000)      (0.29)    (0.28)

   Accelerated amortization
   method implementation           (44,387)      (36,053)       (8,333)      (14,454)      (0.01)    (0.02)

   Accrual of commission
   refunds obligation             (233,566)     (104,988)     (128,578)     (104,988)      (0.18)    (0.15)

   Recognition of fair
   market value of
   contributed personnel
   services                        (40,000)           --       (40,000)           --       (0.06)       --

   Recognition of
   receivable for commission
   refunds from agents             163,496        73,492        90,004        73,492        0.13      0.10

   Prior period adjustments
   affect for deferred tax
   assets                          426,515       307,268       119,247        72,084        0.17      0.10

                              ------------  ------------    ----------     ---------    --------    ------
   As adjusted                $ (2,281,173) $ (1,793,838)   $ (315,698)    $ (78,108)   $  (0.46)   $(0.12)
                              ============  ============    ==========     =========    ========    ======

Brooke Corporation

15.    PRIOR PERIOD ADJUSTMENT AND CORRECTION OF ERRORS.

The Company has recorded prior period adjustments for the correction of errors.

Specifically, the Company has written off a portion of the intangible asset "Excess of cost over fair value of net assets." Is has been determined that the intangible asset is not recoverable since the cumulative operating cash flow projections are negative.

The Company has adjusted the deferred tax asset, income tax expense and income tax benefit for the tax effect of the prior period adjustment.

The effect of the prior period adjustment is recapped below:

                                                        12/31/2000     12/31/2000    12/31/2000
                                                         RETAINED          NET        EARNINGS
                                                         EARNINGS        INCOME       PER SHARE
               As previously reported                   $(2,281,173)   $  (315,698)  $    (0.46)
               Impairment loss on intangibles            (1,160,000)    (1,160,000)       (1.67)
               Price period  adjustments'  effect on
               deferred tax assets                          394,400        394,400         0.57
                                                        -----------     -----------  ----------
               As adjusted                              $(3,046,773)   $(1,081,298)  $    (1.57)
                                                        ===========     ===========  ==========

Brooke Corporation