Form 10QSB/A
period 2001-03-31
BROOKE CORP
filed 2002-02-26
CIK 834408

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 3


(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _________________TO____________________

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


Transitional Small Business Disclosure Format (Check One):  Yes  / /    No  /X/

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

Summers, Spencer & Cavanaugh, CPAs, Chartered
April 27, 2001
(except for Note 12, as to
which the date is February 21, 2002)

                               BROOKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             MARCH 31, 2001 AND 2000

                                  ASSETS
                                                 2001           2000
                                                 ----           ----
CURRENT ASSETS
    Cash                                      $2,136,070      $1,439,008
    Accounts and notes receivable, net         3,041,016       1,222,309
    Note receivable, parent company              377,936         295,804
    Other receivables                            450,387         237,715
    Securities                                     1,198           1,198
    Interest-only strip receivable                78,687               -
    Prepaid expenses                             136,629          75,896
                                            --------------- ---------------
       TOTAL CURRENT ASSETS                    6,221,923       3,271,930
                                            --------------- ---------------
INVESTMENT IN AGENCIES                                 -         316,520
                                            --------------- ---------------
PROPERTY AND EQUIPMENT
    Cost                                       2,284,413       1,902,479
    Less: Accumulated depreciation            (1,635,446)     (1,141,767)
                                            --------------- ---------------
       NET PROPERTY AND EQUIPMENT                648,967         760,712
                                            --------------- ---------------
OTHER ASSETS
    Excess of cost over fair value of net
      assets                                     892,848         644,828
    Less: Accumulated amortization              (195,889)       (137,535)
    Prepaid commission guarantee                  58,101          97,969
    Covenants not to compete                       9,792          29,408
    Goodwill                                       4,119           7,899
    Prepaid finders fee                           14,720               -
    Contract database                             41,817               -
    Servicing asset                              104,661               -
    Deferred tax asset                           905,757         651,370
                                            --------------- ---------------
       NET OTHER ASSETS                        1,835,926       1,293,939
                                            --------------- ---------------
TOTAL ASSETS                                  $8,706,816      $5,643,101
                                            =============== ===============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                          $  511,887      $  190,539
    Premiums payable to insurance companies    2,467,572         932,640
    Accrued commission refunds                   253,373         125,730
    Short term debt                              646,539               -
    Current maturities of long-term debt       2,271,559         637,981
                                            --------------- ---------------
       TOTAL CURRENT LIABILITIES               6,150,930       1,886,890
LONG-TERM DEBT                                 3,329,537       3,889,968
                                            --------------- ---------------
TOTAL LIABILITIES                              9,480,467       5,776,858
                                            --------------- ---------------
STOCKHOLDERS' EQUITY
    Common stock, $1 par value, 9,500,000
      shares authorized, 704,018 shares
      outstanding                                704,018         704,018
    Preferred stock, $75 par value, 1,000
      shares authorized, 781 shares
      outstanding                                 58,600          58,600
    Preferred stock, $25 par value,
      499,000 shares authorized, 3,852
      shares outstanding                          96,300               -
    Less: Treasury stock, 11,050 shares at
      cost                                       (39,500)        (39,500)
    Additional paid-in capital                   999,225       1,073,702
    Retained earnings                         (2,596,023)     (1,930,577)
    Accumulated other comprehensive income         3,729               -
                                            --------------- ---------------
       TOTAL STOCKHOLDERS' EQUITY               (773,651)       (133,757)
                                            --------------- ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $8,706,816      $5,643,101
                                            =============== ===============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANT'S REVIEW REPORT.

                               BROOKE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                     2001                 2000
                                                                     ----                 ----
OPERATING INCOME
    Insurance commissions                                        $ 4,695,470          $  2,809,122
    Interest income                                                  692,820               303,345
    Less: Participating interest expense                            (694,388)             (283,789)
    Finder's fee                                                     175,000                     -
                                                                ----------------     ----------------
       TOTAL OPERATING INCOME                                      4,868,902             2,828,678
                                                                ----------------     ----------------
OPERATING EXPENSES
    Commissions expense                                            2,829,607             1,854,013
    Payroll expense                                                  864,824               541,908
    Depreciation and amortization                                    112,083                98,647
    Other operating expenses                                         382,090               382,883
                                                                ----------------     ----------------
       TOTAL OPERATING EXPENSES                                    4,188,604             2,877,451
                                                                ----------------     ----------------
GAIN ON SALE OF NOTES RECEIVABLE                                     185,190                     -
                                                                ----------------     ----------------
INCOME (LOSS) FROM OPERATIONS                                        865,488               (48,773)
                                                                ----------------     ----------------
OTHER EXPENSES
    Interest expense                                                 117,520                93,393
                                                                ----------------     ----------------
       TOTAL OTHER EXPENSES                                          117,520                93,393
                                                                ----------------     ----------------
    INCOME (LOSS) BEFORE INCOME TAXES                                747,968              (142,166)
       Income tax expense (benefit)                                  254,309               (48,336)
                                                                ----------------     ----------------
    NET INCOME (LOSS)                                            $   493,659          $    (93,830)
                                                                ================     ================
    NET INCOME (LOSS) PER SHARE:
       Basic                                                            0.71                 (0.13)
       Diluted                                                          0.70                 (0.13)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANT'S REVIEW REPORT.

                                BROOKE CORPORATION
            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (UNAUDITED)
                    THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                COMMON      PREFERRED     TREASURY      ADD'L PAID-      RETAINED     COMPREHENSIVE
                                STOCK         STOCK         STOCK       IN CAPITAL       EARNINGS         INCOME         TOTAL
                               ----------- ------------  ------------- --------------  -------------- -------------- --------------
BALANCES, DECEMBER 31, 1999     $ 704,018    $  58,600    $   (39,500)  $  1,063,702    $ (1,793,838) $            -  $     (7,018)
(As restated)
Dividends paid                          -            -              -              -         (42,909)              -       (42,909)
Fair market value of
  contributed services                  -            -              -         10,000               -               -        10,000
Net loss                                -            -              -              -         (93,830)                      (93,830)
                               ----------- ------------  ------------- --------------  -------------- -------------- --------------
BALANCES, MARCH 31, 2000        $ 704,018    $  58,600    $   (39,500)  $  1,073,702    $ (1,930,577) $            -  $   (133,757)
                               =========== ============  ============= ==============  ============== ============== ==============
BALANCES, DECEMBER 31, 2000     $ 704,018    $  58,600    $   (39,500)  $  1,103,702    $ (2,281,173) $            -  $   (454,353)
(As previously reported)
Impairment loss on
  intangibles                           -            -              -              -      (1,160,000)              -    (1,160,000)
Prior period adjustments to
  deferred tax asset                    -            -              -              -         394,400               -       394,400
                               ----------- ------------  ------------- --------------  -------------- -------------- --------------
BALANCES, DECEMBER 31, 2000     $ 704,018    $  58,600    $   (39,500)  $  1,103,702    $ (3,046,773) $            -  $ (1,219,953)
(As restated)
Dividends paid                          -            -              -              -         (42,909)              -       (42,909)
Preferred stock issued                  -       96,300              -              -               -               -        96,300
Fair market value of
  contributed services                  -            -              -         10,000               -               -        10,000
Deferred charges                        -            -              -       (114,477)              -               -      (114,477)
Comprehensive income:
   Interest only strip
   receivable, fair market
   value                                -            -              -              -               -           3,729         3,729
Net income                              -            -              -              -         493,659               -       493,659
                               ----------- ------------  ------------- --------------  -------------- -------------- --------------
BALANCES, MARCH 31, 2001        $ 704,018    $ 154,900    $   (39,500)  $    999,225    $ (2,596,023)   $      3,729  $   (773,651)
                               =========== ============  ============= ==============  ============== ============== ==============


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REVIEW REPORT.
                                                                              5

                               BROOKE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                         2001                   2000
                                                                         ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET INCOME (LOSS)                                                 $     493,659          $    (93,830)
ADJUSTMENTS TO RECONCILE NET INCOME TO
NET CASH FLOWS FROM OPERATING ACTIVITIES:
    Depreciation                                                             70,000                70,000
    Amortization                                                             42,083                28,647
    Fair market value of contributed services                                10,000                10,000
    Deferred income tax expense (benefit)                                   254,309               (38,336)
    Gain on sale of notes receivable                                       (185,190)                    -

    (INCREASE) DECREASE IN ASSETS:
       Accounts and other receivables                                      (293,401)               36,492
       Prepaid expenses and other assets                                     11,013                14,600

    INCREASE (DECREASE) IN LIABILITIES:
       Accounts and expenses payable                                         69,207               451,377
       Other liabilities                                                    565,047              (599,416)
                                                                      ---------------       ----------------
    NET CASH PROVIDED BY (USED IN) OPERATING activities                   1,036,727              (120,466)
                                                                      ---------------       ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in loans                                       (355,448)                8,785
    Cash payments for property and equipment                                (17,318)              (39,531)
    Purchase of insurance agency                                           (749,900)                    -
    Sale of insurance agency inventory                                      749,900                     -
                                                                      ---------------       ----------------
    NET CASH USED IN INVESTING ACTIVITIES                                  (372,766)              (30,746)
                                                                      ---------------       ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred charges                                                       (114,477)                    -
    Dividends paid                                                          (42,909)                    -
    Cash proceeds from bond issuance                                      1,010,000                     -
    Cash proceeds from preferred stock issuance                              96,300                     -
    Line of credit advance                                                        -               660,000
    Advances on short-term borrowing                                        300,000               130,350
    Payments on short-term borrowing                                       (180,000)                    -
    Payments on long-term debt                                           (1,280,318)           (1,102,675)
                                                                      ---------------       ----------------
    NET CASH USED IN FINANCING ACTIVITIES                                  (211,404)             (312,325)
                                                                      ---------------       ----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        452,557              (463,537)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                            1,683,513             1,902,545
                                                                      ---------------       ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $   2,136,070          $  1,439,008
                                                                      ===============       ================
SUPPLEMENTAL DISCLOSURES:
    Cash paid for interest                                            $     131,872          $    374,477
                                                                      ===============       ================
    Cash paid for income tax                                          $           -          $          -
                                                                      ===============       ================
    Non cash financing activity or additional paid in capital
      for contributed services                                        $      10,000          $     10,000
                                                                      ===============       ================

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

In the event of a cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $253,373 and $125,730 as of March 31, 2001 and 2000, respectively.

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

(l)  DEFERRED CHARGES

Selling expenses, auditor fees, legal costs and filing charges associated with the Company's public offering of stock totaled $114,477 and have been offset against stock proceeds. Selling expenses, auditor fees, legal costs and filing charges associated with the Company's public offering of bonds totaled $48,456 and are classified as prepaid expenses that are amortized over a period ending at bond maturity. Net of amortization, the balance of all such prepaid expenses as of March 31, 2001 was $44,965.

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

(n)  PER SHARE DATA

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared, by the average number of shares of the Company's common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income by the adjusted average number of shares of the Company's common stock outstanding. Preferred stock dividends declared during the periods ending March 31, 2001 and 2000 were $1,319 and $1,319, respectively.

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

SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT.

                               Brooke Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


2.       NOTES RECEIVABLE

At March 31, 2001 and 2000 notes receivables consist of the following:

                                                     2001                         2000
                                                     ----                         ----
Agency loans                                        $24,483,260                  $ 11,767,717

Less: Agency loan participation                     (24,009,176)                  (11,511,806)

Equipment loans                                           1,441                        15,688

Less: Equipment loan participation                       (1,441)                      (11,688)

Consumer loans                                          174,663                        19,043

Less: Consumer loan participation                      (174,663)                      (19,043)
                                                   ------------------          ----------------
          Total notes receivable, net                   474,084                       259,911

Customer receivables                                  2,566,932                       962,398
                                                   ------------------          ----------------

Total accounts and notes receivable, net            $ 3,041,016                  $  1,222,309
                                                   ==================          ================

Loan participation represents the transfer of notes receivable, by sale, to "participating" banks and finance companies. The Company receives consideration from the participating entities. In accordance with SFAS 140--or SFAS 125 if prior to March 31, 2001--ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, these transfers are accounted for as sales. The transferred assets (i.e. notes receivables) are isolated from the Company. The participating companies obtain the right--free of conditions that constrain it from taking advantage of that right--to pledge or exchange the notes receivables. In addition, the Company does not maintain control over the transferred assets and the transfer agreements do not entitle the Company or obligate the Company to repurchase or redeem the notes receivable before their maturity.

When the Company sells participations in notes receivables to investors, it retains servicing rights and interest income, which are retained interests in the loan participations. Gain or loss on sale of the notes receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

In all loan participation sales, the Company retains servicing responsibilities for which it typically receives annual servicing fees ranging from .25% to 1.375% of the outstanding balance. In those instances whereby annual service fees received by the Company are less than the cost of servicing, which is estimated at .25% of the outstanding balance, a servicing liability is recorded. Additionally, the Company often retains interest income. The Company's right to interest income is not subordinate to the investor's interests and the Company shares interest income with investors on a prorata basis. Although not subordinate to investor's interests, the Company's retained interest is subject to credit and prepayment risks on the transferred financial assets.

SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT.

                               Brooke Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


2.       NOTES RECEIVABLE (cont.)

Year to date, the Company sold $4,254,332 (34) loan participations for which servicing rights and interest receivable was retained. Corresponding pre-tax gains of $185,190 have been recorded so far in 2001. No such gains were recorded in prior years. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income. Additionally, impairment of the servicing asset is subsequently evaluated and measured. Subsequent to the initial recording at fair value, interest only receivables are measured as debt securities classified as available for sale.

Of the agency loans at March 31, 2001 and 2000, $4,158,399 and $551,409, respectively, are sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. Brooke Credit Corporation is not obligated, under any circumstances, to repurchase any loans sold to participating lenders prior to maturity or final resolution. All such recourse loans: a) have no balances more than 60 days past due; b) have adequate collateral; c) and are not in default.

The expense provision associated with the Company's recourse obligation is based on the estimated fair value of the obligation. Year to date, the Company sold $849,997 of loan participations for which the Company provided recourse. Corresponding pre-tax expenses of $51,638 have been recorded so far in 2001. No such expenses were recorded in prior years.

To obtain fair values of retained interests and recourse obligations, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company generally estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of key assumptions--credit losses, prepayments speeds and discount rates commensurate with the risks involved.

Key economic assumptions used in measuring the retained interests and recourse obligation at the date of the loan participation sale completed during the year were as follows (rates per annum):

                                         2001
                              Agency Loans (Adjustable)*           Agency Loans (Fixed-Rate)
Prepayment speed                          10                                   10
Weighted average life                    94.27                                N/A
Expected credit losses                    .50                                 .50
Discount Rate                             8.5                                11.00


*Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%. Contract terms vary, but for most loans, the rate is adjusted annually on December 31st.

SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT.

                               Brooke Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


2.       NOTES RECEIVABLE (cont.)

At March 31, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                   Agency Loans            Agency Loans
                                                                   (Adjustable)               (Fixed)
PREPAYMENT SPEED ASSUMPTION (ANNUAL RATE)                              10%                     N/A
  Impact on fair value of 10% adverse change                       $(4,910.54)                 N/A
  Impact on fair value of 20% adverse change                       $(9,618.58)                 N/A

            EXPECTED CREDIT LOSSES (ANNUAL RATE)                        5%                     N/A
  Impact on fair value of 10% adverse change                       $(5,163.79)                 N/A
  Impact on fair value of 20% adverse change                       $(10,327.58)                N/A

DISCOUNT RATE (ANNUAL)                                                 8.5%                    N/A
  Impact on fair value of 10% adverse change                       $(4,253.50)                 N/A
  Impact on fair value of 20% adverse change                       $(8,352.86)                 N/A


These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the fair value of the servicing asset and recourse liability is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The following is an illustration of disclosure of expected static pool credit losses for loan participations sold with recourse to the Company.

                             AGENCY RECOURSE LOANS SOLD IN
                           1999           2000          2001
December 31, 2001           0               0             0
December 31, 2000           0               0
December 31, 1999           0


The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse.

SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT.

                               Brooke Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


2.       NOTES RECEIVABLE (cont.)

                                                                     PRINCIPAL AMOUNTS
                                     TOTAL PRINCIPAL AMOUNT         60 OR MORE DAYS PAST          NET CREDIT
                                             OF LOANS                       DUE*                   LOSSES***
                                       2000            1999           2000         1999        2000        1999
  Participations Sold with              $ 925,508      $ 565,766  $0            $0           $0         $0
  Recourse****
  Portfolio Loans                       $ 177,827      $ 965,375  $0            $0           $0         $0
Total Loans Managed**                  $1,103,335     $1,531,141  $0            $0           $0         $0


*Loans 60 days or more past due are based on end of period total loans.
** Owned and participated loans in which the Company has a risk of loss.
*** Net credit losses are charge-offs and are based on total loans outstanding. ****Represents the principal amount of the loan. Interest receivables and servicing rights held for participation loans are excluded from this table because they are recognized separately.

As an employment incentive, Brooke Credit Corporation has loaned money to certain employees for the purpose of acquiring the Company's common stock. Of the consumer loans at March 31, 2001 and 2000, $196,012 and $0, respectively, have been made to employees for this purpose. All such loans have been sold to unaffiliated third parties without recourse.

SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT.

                               Brooke Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


3.       PROPERTY AND EQUIPMENT

A summary of property and equipment and depreciation is as follows:

                                            2001                      2000
                                            ----                      ----
Furniture and fixtures                     $  304,855                $  208,816

Office and computer equipment               1,446,873                 1,204,719

Automobiles                                   532,685                   488,944
                                           -----------               ------------
                                            2,284,413                 1,902,479

Less:  Accumulated depreciation             1,635,446                 1,141,767
                                           -----------               ------------

Property and equipment, net                 $ 648,967                 $ 760,712
                                           ===========               ============

Depreciation expense                         $ 70,000                  $ 70,000
                                           ===========               ============


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


SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT.

                               Brooke Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


4.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (cont.)

Roppolo Insurance, Shreveport, LA, due July 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired
by Brooke Corporation.                                                                      $ 115,285       $        -
                                                                                          -----------       --------------
Total bank loans and notes payable                                                          3,422,635            2,847,949

Bonds payable (See Note 5)                                                                  2,825,000            1,680,000
                                                                                          -----------       --------------
Total bank loans, notes payable and other long-term obligations                             6,247,635            4,527,949

Less: Current maturities and short-term debt                                               (2,918,098)            (637,981)
                                                                                          -----------       --------------
Total long-term debt                                                                       $3,329,537           $3,889,968
                                                                                          ===========       ==============

Interest incurred on bank loans, notes payable and other long-term obligations for the three months ended March 31, 2001 and 2000 is $117,520 and $85,804, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets.

Bank loans, notes payable, and other long-term obligations mature as follows:

                                                 BANK LOANS
                  TWELVE MONTHS ENDING             & NOTES              BONDS
                        MARCH 31                   PAYABLE             PAYABLE             TOTAL
                          2002                   $ 1,348,098         $ 1,570,000        $ 2,918,098
                          2003                     1,014,938             365,000          1,379,938
                          2004                       341,203             890,000          1,231,203
                          2005                       344,092            -                   344,092
                          2006                       356,567            -                   356,567
                       Thereafter                     17,737            -                    17,737
                                                 -----------         -----------        -----------
                                                 $ 3,422,635         $ 2,825,000        $ 6,247,635
                                                 ===========         ===========        ===========

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

At March 31, 2001 and 2000 the bonds payable consists of:

                                                                                      2001                       2000
                                                                                    PRINCIPAL                  PRINCIPAL
      BOND SERIES              RATE                     MATURITY                      VALUE                      VALUE
      -----------              ----                     --------                    ---------                 ----------
         1997A               10.000%                January 1, 2001                 $       -                $  165,000
         1997B               10.250%                January 1, 2002                    155,000                  155,000
         1997C               10.500%                January 1, 2003                    245,000                  245,000
         1997D               10.125%                  July 1, 2001                     715,000                  595,000
         1998E               10.125%                January 1, 2002                    820,000                  520,000
         2000F                9.125%                  July 1, 2004                     890,000                       -
                                                                                    ----------               ----------
         Total                                                                      $2,825,000               $1,680,000
                                                                                    ==========               ==========

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

                                                                                   2001                         2000
                                                                                   ----                         ----
Office and computer equipment                                                    $ 415,843                   $ 415,843
Less:  Accumulated amortization                                                    391,781                     348,841
                                                                                 ---------                   ---------
                                                                                 $  24,062                   $  67,002
                                                                                 =========                   =========
Capital lease amortization is included in depreciation expense.



SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT.

                               Brooke Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


7.       INCOME TAXES

The elements of income tax expense (benefit) are as follows:

                                                                    2001                  2000
                                                                    ----                  ----
                 Current                                           $       0            $       0
                 Deferred                                            254,309              (48,336)
                                                                   ---------            ---------
                                                                   $ 254,309            $ (48,336)
                                                                   =========            =========

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

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

                                                                                      2001               2000
                                                                                      ----               ----
       U.S. federal statutory tax rate                                                34%                34%
       State statutory tax rate                                                        4%                 4%
       Effect of the utilization of net operating loss carryforwards                  (3%)               (3%)
       Miscellaneous                                                                  (1%)               (1%)
                                                                                   --------           --------
       Effective tax rate                                                             34%                34%
                                                                                   ========           ========


Reconciliation of deferred tax asset:

                                                                         2001                  2000
                                                                         ----                  ----
           Beginning balance, January 1                             $1,160,066                $ 603,034
           Deferred income tax (expense) benefit                      (254,309)                  48,336
                                                                    ----------                ---------
           Ending balance, March 31                                 $  905,757                $ 651,370
                                                                    ==========                =========


Expiration dates of net operating loss carryforwards:

                             2010              $ 821,761        2019            $ 118,346
                             2018                285,174        2020              478,330

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

The table below reflects summarized financial information concerning the Company's reportable segments for the periods ended March 31, 2001 and 2000:

                                                INSURANCE            FINANCIAL        ELIMINATION OF
                                                 AGENCY              SERVICES          INTERSEGMENT       CONSOLIDATED
                                                BUSINESS             BUSINESS            ACTIVITY             TOTALS
                                                --------             --------            --------             ------
  2001
  Insurance commissions                          $ 4,695,470     $    -              $    -                $ 4,695,470
  Interest income                                 -                      755,174           (62,354)            692,820
  Gain on sale of notes receivable                -                      185,190          -                    185,190
  Interest expense                                   117,520             694,388          -                    811,908
  Commissions expense                              2,829,607          -                   -                  2,829,607
  Depreciation and amortization                      106,512               5,571          -                    112,083
  Segment assets                                   8,833,185           3,818,629        (3,944,998)          8,706,816
  Expenditures for segment assets                     84,406          -                   -                     84,406


SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT.

                               Brooke Corporation
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000


10.      SEGMENT AND RELATED INFORMATION (cont.)

                                                 INSURANCE           FINANCIAL        ELIMINATION OF
                                                  AGENCY             SERVICES          INTERSEGMENT       CONSOLIDATED
                                                 BUSINESS            BUSINESS           ACTIVITY              TOTALS
                                                 --------            --------           --------              ------
  2000
  Insurance commissions                          $ 2,809,122      $    -             $    -                 $2,809,122

  Interest income                                 -                      329,129           (25,784)            303,345

  Interest expense                                    93,393             283,789          -                    377,182

  Commissions expense                              1,854,013          -                   -                  1,854,013

  Depreciation and amortization                       98,647          -                   -                     98,647

  Segment assets                                   4,878,674           1,282,276          (517,849)          5,643,101

  Expenditures for segment assets                    693,349          -                   -                    693,349


                   PROFIT (LOSS)                                        2001               2000
                                                                        ----               ----
                   Total segment profit                              $ 1,819,882          $ 782,625

                   Unallocated amounts:

                       Finders fee                                       175,000           -

                       Other corporate expenses                       (1,246,914)          (924,791)
                                                                     -------------------------------
                       Income (loss) before income taxes                $747,968          $(142,166)
                                                                     ===============================


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

Specifically, the Company has written-off a portion of the intangible asset "Excess of cost over fair value of net assets." It has been determined that the intangible asset is not recoverable since the cumulative operating cash flow projections are negative.

The Company has recognized Interest-only strip receivables and service assets resulting from the Gain on sale of notes receivables.

The Company has adjusted the deferred tax asset, income tax expense and income tax benefit for the tax effect of the prior period adjustment.

The effect of the prior period adjustment is recapped below:

                            12/31/2000   03/31/2001    12/31/2000   03/31/2001   12/31/2000   03/31/2001
                             RETAINED     RETAINED        NET          NET        EARNINGS     EARNINGS
                             EARNINGS     EARNINGS      INCOME       INCOME      PER SHARE    PER SHARE

As previously reported     $(2,281,173) $(1,962,172)   $(315,698)  $ 361,911        $(0.46)      $ 0.52

Impairment loss on
 intangibles                (1,160,000)  (1,140,000)  (1,160,000)     20,000         (1.67)        0.03

Sale of Notes receivables            -      179,619            -     179,619          -            0.26

Prior period adjustments
deferred tax assets            394,400      326,530      394,400     (67,871)         0.57        (0.10)
                           -----------  -----------  -----------   ---------        ------      -------
As adjusted                $(3,046,773) $(2,596,023) $(1,081,298)  $ 493,659        $(1.57)     $  0.71
                           ===========  ===========  ===========   =========        ======      =======

SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT.

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31,
2000

         Net income for the first quarter of 2001 was $493,659, or $0.71 per share, compared with a net loss in the first quarter of 2000 of $93,830 or $0.14 per share. Total revenues for the first quarter of 2001 were $5,054,092, which is an increase of approximately 79% from total revenues of $2,828,678 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations.

         As a result of recent restatement of 2001 financial statements to recognize the servicing asset and interest receivable resulting from the sale of loan participations, revenues of $185,190 were recorded during the three month period ending March 31, 2001 to reflect the corresponding gain on sale.

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

LIQUIDITY AND CAPITAL RESOURCES

         For the three-month period ending March 31, 2001, $1,036,727 in cash was provided by operating activities and $372,766 in cash was used to acquire insurance agencies and other property. Net cash of $211,404 was used in financing activities, so the Company's cash balance of $2,136,070 at March 31, 2001 increased by $452,557 from $1,683,513 at December 31, 2000.

         The Company had a current ratio (current assets to current liabilities) of 1.01 as of March 31, 2001 compared to 1.00 as of December 31, 2000.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-B:

         EXHIBIT NO.                DESCRIPTION
         3.01                       Amendment and Restatement to the
                                    Articles of Incorporation of Brooke Corporation(1)

         23.01                      Consent of Accountants dated February 25, 2002(2)


(b) REPORTS ON FORM 8-K: During the first quarter of 2001 no reports on Form 8-K were filed.

--------
(1)   Filed Previously
(2)   Filed Herewith

                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  February 25, 2002      BROOKE CORPORATION


                              By:      /s/  Robert D. Orr
                                      ---------------------------------------
                                      Robert D. Orr, Chief Executive Officer


                              By:      /s/  Leland G. Orr
                                      ---------------------------------------
                                      Leland G. Orr, Treasurer, Chief
                                      Chief Financial Officer, Assistant
                                      Secretary and Director