Form 10QSB/A
period 2001-06-30
BROOKE CORP
filed 2002-02-26
CIK 834408

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

    FOR THE TRANSITION PERIOD FROM _________________ TO __________________

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

Summers, Spencer & Cavanaugh, CPAs, Chartered

August 03, 2001
(except for Note 12, as which
the date is February 21, 2002)

                               BROOKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             JUNE 30, 2001 AND 2000

                                     ASSETS                  2001                2000
                                                             ----                ----
CURRENT ASSETS
   Cash                                                  $ 3,853,166        $   1,634,919
   Accounts and notes receivable, net                      3,961,792            1,851,327
   Note receivable, parent company                           267,075              131,364
   Other receivables                                         867,877              290,134
   Securities                                                  1,198                1,198
   Interest-only strip receivable                            144,343                    -
   Prepaid expenses                                          153,476              112,480
                                                      --------------------- ------------------

      TOTAL CURRENT ASSETS                                 9,248,927            4,021,422
                                                      --------------------- ------------------

INVESTMENT IN AGENCIES                                             -              316,520
                                                      ----------------------------------------
PROPERTY AND EQUIPMENT
   Cost                                                    2,351,501            2,185,979
   Less: Accumulated depreciation                         (1,705,446)          (1,419,837)
                                                      --------------------- ------------------
      NET PROPERTY AND EQUIPMENT                             646,055              766,142
                                                      --------------------- ------------------
OTHER ASSETS
   Excess of cost over fair value of net assets              892,848              576,328
   Less: Accumulated amortization                           (215,749)            (150,709)
   Prepaid commission guarantee                               48,134               88,002
   Covenants not to compete                                    4,888               24,504
   Goodwill                                                    3,174               10,650
   Prepaid finders fee                                        14,594               61,885
   Contract database                                          41,108                    -
   Servicing asset                                           146,779                    -
   Deferred tax asset                                        786,716            1,130,600
                                                      --------------------- ------------------
      NET OTHER ASSETS                                     1,722,492            1,741,260
                                                      --------------------- ------------------

TOTAL ASSETS                                             $11,617,474        $   6,845,344
                                                      ===================== ==================

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                      $ 1,012,229        $     243,625
   Premiums payable to insurance companies                 2,518,691            1,944,412
   Unearned buyer assistance plan fees                       100,846                    -
   Accrued commission refunds                                267,217              156,690
   Short term debt                                           986,674              201,564
   Current maturities of long-term debt                    2,349,154              861,972
                                                      --------------------- ------------------

      TOTAL CURRENT LIABILITIES                            7,234,811            3,408,263

SERVICING LIABILITY                                           18,211                    -
LONG-TERM DEBT                                             4,656,502            4,534,015
                                                      --------------------- ------------------

TOTAL LIABILITIES                                         11,909,524            7,942,278
                                                      --------------------- ------------------
STOCKHOLDERS' EQUITY
   Common stock, $1 par value, 9,500,000 shares
     authorized, 704,018 shares outstanding                  704,018              704,018
   Preferred stock, $75 par value, 1,000 shares
     authorized, 781 shares outstanding                       58,600               58,600
   Preferred stock, $25 par value, 499,000 shares
     authorized, 17,639 shares outstanding                   440,975                    -
   Less: Treasury stock, 11,050 shares at cost               (39,500)             (39,500)
   Additional paid-in capital                                951,989            1,083,702
   Retained earnings                                      (2,414,194)          (2,903,754)
   Accumulated other comprehensive income                      6,062                    -
                                                      --------------------- ------------------
      TOTAL STOCKHOLDERS' EQUITY                            (292,050)          (1,096,934)
                                                      --------------------- ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $11,617,474        $   6,845,344
                                                      ===================== ==================

----------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANT'S
REVIEW REPORT                                                                  3

                               BROOKE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                    THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                    6/30/01             6/30/00
                                                                    -------             -------
OPERATING INCOME
   Insurance commissions                                        $    5,557,361        $ 2,966,608
   Interest income                                                     989,720            309,004
   Less: Participating interest expense                               (868,213)          (291,808)
   Gain (loss) on sale of agencies                                     449,580            (58,500)
   Buyer assistance plan fees                                          317,203                  -
   Other income
                                                                ----------------      --------------

      TOTAL OPERATING INCOME                                         6,445,651          2,925,304
                                                                ----------------      --------------

OPERATING EXPENSES
   Commissions expense                                               4,547,920          2,160,130
   Payroll expense                                                     968,148            519,225
   Depreciation and amortization                                       118,565            100,578
   Other operating expenses                                            451,130            259,103
                                                                ----------------      --------------

      TOTAL OPERATING EXPENSES                                       6,085,763          3,039,036

GAIN ON SALE OF NOTES RECEIVABLE                                       100,955                  -
IMPAIRMENT LOSS                                                              -          1,200,000
                                                                ----------------      --------------

INCOME (LOSS) FROM OPERATIONS                                          460,843         (1,313,732)
                                                                ----------------      --------------

OTHER EXPENSES
   Interest expense                                                    110,723             95,766
                                                                ----------------      --------------

      TOTAL OTHER EXPENSES                                             110,723             95,766
                                                                ----------------      --------------

INCOME (LOSS) BEFORE INCOME TAXES                                      350,120         (1,409,498)

      Income tax expense (benefit)                                     119,041           (479,230)
                                                                ----------------      --------------

NET INCOME (LOSS)                                               $      231,079        $   930,268
                                                                ================      ==============

NET INCOME (LOSS) PER SHARE:

      Basic                                                               0.32              (1.35)
      Diluted                                                             0.31              (1.33)

----------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANT'S
REVIEW REPORT                                                                  4

                               BROOKE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                2001              2000
                                            ------------      ------------
OPERATING INCOME
   Insurance commissions                    $ 10,252,831      $  5,775,730
   Interest income                             1,682,540           612,349
   Less: Participating interest expense       (1,562,601)         (575,597)
   Finder's fee                                  175,000                -
   Gain (loss) on sale of agencies               449,580           (58,500)
   Buyer assistance plan fees                    317,203                 -
                                            ------------      ------------

      TOTAL OPERATING INCOME                  11,314,553         5,753,982
                                            ------------      ------------

OPERATING EXPENSES
   Commissions expense                         7,377,527         4,014,143
   Payroll expense                             1,832,972         1,061,133
   Depreciation and amortization                 230,648           199,225
   Other operating expenses                      833,220           641,986
                                            ------------      ------------

      TOTAL OPERATING EXPENSES                10,274,367         5,916,487

GAIN ON SALE OF NOTES RECEIVABLE                 286,145                 -
IMPAIRMENT LOSS                                        -         1,200,000
                                            ------------      ------------

INCOME (LOSS) FROM OPERATIONS                  1,326,331        (1,362,505)
                                            ------------      ------------

OTHER EXPENSES
   Interest expense                              228,243           189,159
                                            ------------      ------------

      TOTAL OTHER EXPENSES                       228,243           189,159
                                            ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES              1,098,088        (1,551,664)

      Income tax expense (benefit)               373,350          (527,566)
                                            ------------      ------------

NET INCOME (LOSS)                           $    724,738      $ (1,024,098)
                                            ============      ============

NET INCOME (LOSS) PER SHARE:
      Basic                                         1.03             (1.48)
      Diluted                                       1.01             (1.46)

----------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANT'S
REVIEW REPORT                                                                  5

                               BROOKE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                      COMMON      PREFERRED    TREASURY     ADD'L PAID-    RETAINED   COMPREHENSIVE
                                       STOCK        STOCK       STOCK       IN CAPITAL     EARNINGS       INCOME         TOTAL
                                    -----------  -----------  -----------   -----------   ----------- -------------   -----------

BALANCES, DECEMBER 31, 1999         $   704,018  $    58,600  $   (39,500)  $ 1,063,702   $(1,793,838)            -   $    (7,018)
(As restated)
Dividends paid                                -            -            -             -       (85,818)            -       (85,818)
Fair market value of
contributed services                          -            -            -        20,000             -             -        20,000
Net loss                                      -            -            -             -    (1,024,098)            -    (1,024,098)
                                    -----------  -----------  -----------   -----------   -----------   -----------   -----------

BALANCES, JUNE 30, 2000             $   704,018  $    58,600  $   (39,500)  $ 1,083,702  $ (2,903,754)            -   $(1,096,934)
                                    ===========  ===========  ===========   ===========   ===========   ===========   ===========

BALANCES, DECEMBER 31, 2000         $   704,018  $    58,600  $   (39,500)  $ 1,103,702  $ (2,281,173)            -   $  (454,353)
(As previously reported)
Impairment loss on intangibles                -            -            -             -    (1,160,000)            -    (1,160,000)
Prior period adjustments to
deferred tax asset                            -            -            -             -       394,400             -       394,400
                                    -----------  -----------  -----------   -----------   -----------   -----------   -----------

BALANCES, DECEMBER 31, 2000         $   704,018  $    58,600  $   (39,500)  $ 1,103,702  $ (3,046,773)            -   $(1,219,953)
(As restated)
Dividends paid                                -            -            -             -       (92,159)            -       (92,159)

Preferred stock issued                        -      440,975            -             -             -             -       440,975
Fair market value of
contributed services                          -            -            -        20,000             -             -        20,000
Deferred charges                              -            -            -      (171,713)            -             -      (171,713)
Comprehensive income:
   Interest only strip
   receivable, fair market value              -            -            -             -             -         6,062         6,062
Net income                                    -            -            -             -       724,738             -       724,738
                                    -----------  -----------  -----------   -----------   -----------   -----------   -----------

BALANCES, JUNE 30, 2001             $   704,018  $   499,575  $   (39,500)  $   951,989   $(2,414,194)  $     6,062   $  (292,050)
                                    ===========  ===========  ===========   ===========   ===========   ===========   ===========

----------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANT'S
REVIEW REPORT                                                                  6

                               BROOKE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                         2001             2000
                                                                                         ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                 $   724,738      $(1,024,098)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
   Depreciation                                                                          140,000          140,000
   Amortization                                                                           90,648           59,225
   Fair market value of contributed services                                              20,000           20,000
   Deferred income tax expense (benefit)                                                 373,350         (527,566)
   Impairment loss                                                                             -        1,200,000
   (Gain) loss on sale of agencies                                                      (449,580)          58,500
   Gain on sale of notes receivable                                                     (286,145)
   (INCREASE) DECREASE IN ASSETS:
      Accounts and other receivables                                                  (1,890,739)        (484,908)
      Prepaid expenses and other assets                                                   (5,834)         (21,984)

   INCREASE (DECREASE) IN LIABILITIES:
      Accounts and expenses payable                                                      569,549          398,291
      Other liabilities                                                                  686,293        1,316,069
                                                                                     -----------      -----------

   NET CASH PROVIDED BY OPERATING ACTIVITIES                                             (27,720)       1,133,529
                                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in loans                                                     (214,585)          23,188
   Cash payments for property and equipment                                              (84,406)        (323,031)
   Purchase of insurance agency inventory                                             (3,343,642)        (471,385)
   Sale of insurance agency inventory                                                  4,242,802                -
                                                                                     -----------      -----------

   NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                   600,169         (771,228)
                                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Deferred charges                                                                     (171,713)               -
   Dividends paid                                                                        (92,159)               -
   Cash proceeds from bond issuance                                                    1,575,000                -
   Cash proceeds from preferred stock issuance                                           440,975                -
   Line of credit advance                                                                600,000          660,000
   Advances on short-term borrowing                                                      898,649          448,058
   Payments on short-term borrowing                                                     (738,514)        (708,082)
   Advances on long-term debt                                                          1,736,045        1,386,367
   Payments on long-term debt                                                         (2,651,079)      (2,416,270)
                                                                                     -----------      -----------

   NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                 1,597,204         (629,927)
                                                                                     -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   2,169,653         (267,626)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         1,683,513        1,902,545
                                                                                     -----------      -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 3,853,166      $ 1,634,919
                                                                                     ===========      ===========

SUPPLEMENTAL DISCLOSURES:
   Cash paid for interest                                                            $ 1,579,273      $   723,890
                                                                                     ===========      ===========
   Cash paid for income tax                                                          $         -      $         -
                                                                                     ===========      ===========
   Non cash financing activity or additional paid in capital
   for contributed services                                                          $    20,000      $    20,000
                                                                                     ===========      ===========

----------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANT'S
REVIEW REPORT                                                                  7

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

----------
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

The Company provides consulting, marketing and cash flow assistance to agency owners during the first year of agency ownership through a Buyers Assistance Plan ("BAP") program. The company has allocated the fees paid by agents for BAP assistance to each of the services provided by the Company and the fees associated with a particular service is recognized as revenue when the service is performed. Many of the BAP services (inspection reports, operations analysis, marketing plan development) are provided by the Company before, or within thirty days after, agency acquisition so approximately 58% of BAP fees are immediately recognized as revenue. An additional 20% of BAP fees are recognized during the first year of agency ownership leaving approximately 22% of BAP fees unearned, and the revenue recognized, after the BAP period expires. The allocation of fees may change if the nature, or timing, of BAP related services change. Unearned BAP fees were $100,846 at June 30, 2001.

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

----------
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

(l) DEFERRED CHARGES

Selling expenses, auditor fees, legal costs and filing charges associated with the Company's public offering of stock totaled $171,713 and have been offset against stock proceeds. Selling expenses, auditor fees, legal costs and filing charges associated with the Company's public offering of bonds totaled $105,692 and are classified as prepaid expenses that are amortized over a period ending at bond maturity. Net of amortization, the balance of all such prepaid expenses as of June 30, 2001 was $94,210.

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

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT                       10

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(n) PER SHARE DATA

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared, by the average number of shares of the Company's common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income by the adjusted average number of shares of the Company's common stock outstanding. Preferred stock dividends declared during the periods ended June 30, 2001 and 2000 were $8,979 and $2,638, respectively.

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

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT                       11

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

2.  NOTES RECEIVABLE

At June 30, 2001 and 2000 notes receivables consist of the following:

                                                                      2001                   2000
                                                                      ----                   ----
               Agency loans                                     $    29,941,485       $     16,405,425

               Less: Agency loan participation                      (29,497,403)           (15,999,478)

               Equipment loans                                              941                 14,556

               Less: Equipment loan participation                          (941)               (10,556)

               Consumer loans                                           154,783                167,049

               Less: Consumer loan participation                       (154,783)              (167,049)

                                                                ---------------       ----------------

                    Total notes receivable, net                         444,082                409,948

               Customer receivables                                   3,517,710              1,441,379
                                                                ---------------       ----------------

               Total accounts and notes receivable, net         $     3,961,792       $      1,851,327
                                                                ===============       ================

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

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT                       12

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

2.  NOTES RECEIVABLE (CONT.)

Year to date, the Company sold $10,184,819 (61) loan participations for which servicing rights and interest receivable was retained. Corresponding pre-tax gains of $286,145 have been recorded so far in 2001. No such gains were recorded in prior years. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income. Additionally, impairment of the servicing asset is subsequently evaluated and measured. Subsequent to the initial recording at fair value, interest only receivables are measured as debt securities classified as available for sale.

Of the agency loans at June 30, 2001 and 2000, $7,993,732 and $537,127, respectively, are sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. Brooke Credit Corporation is not obligated, under any circumstances, to repurchase any loans sold to participating lenders prior to maturity or final resolution. All such recourse loans: a) have no balances more than 60 days past due; b) have adequate collateral; c) and are not in default.

The expense provision associated with the Company's recourse obligation is based on the estimated fair value of the obligation. Year to date, the Company sold $2,804,387 of loan participations for which the Company provided recourse. Corresponding pre-tax expenses of $98,500 have been recorded so far in 2001. No such expenses were recorded in prior years.

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

Key economic assumptions used in measuring the retained interests and recourse obligation at the date of the loan participation sale completed during the year were as follows (rates per annum):

                                                2001
                                     Agency Loans (Adjustable)*           Agency Loans (Fixed-Rate)
       Prepayment speed                          10                                   10
       Weighted average life                  95.16                                  N/A
       Expected credit losses                   .50                                  .50
       Discount Rate                            8.5                                11.00

       *Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%. Contract terms vary, but for most loans, the rate is adjusted annually on December 31st.

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT                       13

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

2.  NOTES RECEIVABLE (CONT.)

At June 30, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                         Agency Loans             Agency Loans
                                                                         (Adjustable)               (Fixed)
               PREPAYMENT SPEED ASSUMPTION (ANNUAL RATE)                          10%                 N/A
                 Impact on fair value of 10% adverse change              $ (8,687.02)                 N/A
                 Impact on fair value of 20% adverse change              $(16,800.14)                 N/A

               EXPECTED CREDIT LOSSES (ANNUAL RATE)                                5%                 N/A
                 Impact on fair value of 10% adverse change              $ (9,700.50)                 N/A
                 Impact on fair value of 20% adverse change              $(19,400.99)                 N/A

               DISCOUNT RATE (ANNUAL)                                            8.5%                 N/A
                 Impact on fair value of 10% adverse change              $ (7,428.54)                 N/A
                 Impact on fair value of 20% adverse change              $(14,588.89)                 N/A

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

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT                       14

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

2.  NOTES RECEIVABLE (CONT.)

                                                      TOTAL PRINCIPAL AMOUNT           PRINCIPAL AMOUNTS           NET CREDIT
                                                             OF LOANS              60 OR  MORE DAYS PAST DUE*      LOSSES***
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

         *Loans 60 days or more past due are based on end of period total loans. **Owned and participated loans in which the Company has a risk of loss. *** Net credit losses are charge-offs and are based on total loans outstanding.
         ****Represents the principal amount of the loan. Interest receivables and servicing rights held for participation loans are excluded from this table because they are recognized separately.

As an employment incentive, Brooke Credit Corporation has loaned money to certain employees for the purpose of acquiring the Company's common stock. Of the consumer loans at June 30, 2001 and 2000, $175,463 and $0, respectively, have been made to employees for this purpose. All such loans have been sold to unaffiliated third parties without recourse.

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT                       15

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

3.  PROPERTY AND EQUIPMENT

A summary of property and equipment and depreciation is as follows:

                                                                   2001                    2000
                                                                   ----                    ----
Furniture and fixtures                                         $     304,855          $     288,081

Office and computer equipment                                      1,460,891              1,408,954

Automobiles                                                          585,755                488,944
                                                               -------------          -------------
                                                                   2,351,501              2,185,979

Less:  Accumulated depreciation                                    1,705,446              1,419,837
                                                               -------------          -------------

Property and equipment, net                                    $     646,055          $     766,142
                                                               =============          =============

Depreciation expense                                           $     140,000          $     140,000
                                                               =============          =============

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT                       16

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

4.  BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS

                                                                                            2001               2000
                                                                                            ----               ----
First National Bank & Trust, Phillipsburg, KS, line of credit, $960,000 available, $360,000 not utilized. Due July 2002. Interest rate is 10.50%.
Collateralized by accounts receivable.                                                 $      600,000       $      660,000

Farmers  State Bank,  Phillipsburg, KS, due December  2006. Interest rate is
10.75%,  payable $15,500 monthly.  Collateralized  by stock,  inventory,  fixed
assets and personal guaranty of certain officers of Brooke Corporation.                             -              904,281

State Bank of Colwich, Colwich, KS, due July 2004. Interest rate is 11.75%,
payable $1,435 monthly. Collateralized by insurance agency assets.                             44,173               47,022

Chrysler Financial, Overland Park, KS, due February 2000 to November 2002.
Interest rates are 7.80% to 8.50%, payable monthly. Collateralized by
automobiles.                                                                                  145,213              155,780

Colonial Pacific, Portland, OR, due December 2001. Interest rate is 14.811%
payable $2,083 monthly. Collateralized by personal guaranty of certain
officers of Brooke Corporation.                                                                11,766               33,265

Brooke Investments, Inc., Phillipsburg, KS, due February 2007. Interest rate is 10.00%, payable $1,718 monthly. Note is sold to participating bank.
Collateralized by certain agency assets acquired by Brooke Investments, Inc.                   88,751               99,879

David Patterson, Sr., Phoenix, AZ, due March 2008. Interest rate is 0%, payable $1,112 monthly. Unsecured deferred compensation agreement provided by
The American Agency, Inc.                                                                       6,672               20,106

Robert B.Patterson, Overland Park, KS, due February 2001. Interest rate is
7.75%, principal balance plus accrued interest payable annually.
Collateralized by 500 shares of American Agency, Inc. common stock and the
guaranty of certain officers of Brooke Corporation.                                                 -              222,222

Hartley Agency, Inc., Baxter Springs, KS, due June 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                                     -              201,564

Gerald Lanio and William Tyer, Independence, MO, due June 2005. Interest rate is 5%, payable $207,877 annually. Collateralized by 900 shares of Interstate
Insurance Group, LTD common stock.                                                            900,000              900,000

Premier Insurance Agency, Poplar Bluff, MO, due July 2005. Interest rate is
5.00%, payable $147,763 annually. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                               639,737              673,432

Stewart Insurance, Monroe, LA, due August 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired
by Brooke Corporation                                                                         252,245                    -

APB Insurers, Crane, MO, due July 2001. Interest rate is 0%, entire balance is due atmaturity. Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                            77,445                    -

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT                       17

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

4.  BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Roppolo Insurance,  Shreveport,  LA, due July 2001. Interest rate is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation.                                                                 $      115,285       $            -

McCrory & Associates,  due October 2005,  Interest rate is 0%, payable  $30,000
annually.   Collateralized   by  certain  agency  assets   acquired  by  Brooke
Corporation.                                                                                   10,000                    -

Dawn Insurance Agency, Inc.  Strasburg,  CO, due May 2003. Interest rate is 0%, payable $43,322  annually.  Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                            86,644                    -

Anderson Insurance Agency,  Inc, Ballwin,  MO, due June 2006.  Interest rate is
7%, first  installment  of $146,805 due July 2001, and annual  installments  of
$133,250  thereafter.  Collateralized  by certain  agency  assets  acquired  by
Brooke Corporation.                                                                           693,225                    -

Anderson Insurance Agency,  Inc, Ballwin,  MO, due June 2006.  Interest rate is
7%,  first  installment  of $7,543 due July 2001,  and annual  installments  of
$6,708  thereafter.  Collateralized by certain agency assets acquired by Brooke
Corporation.                                                                                   35,000                    -

Ely Insurance  Services,  Inc., Tampa, FL, due June 2002. Interest rate is 0%,, entire  balance is due at maturity.  Collateralized  by certain  agency  assets
acquired by Brooke Corporation.                                                                82,549                    -

Anderson  Insurance Agency,  Inc, Ballwin,  MO, due May 2002.  Interest rate is
7.5%,  entire  balance is due at  maturity.  Collateralized  by certain  agency
assets acquired by Brooke Corporation.                                                        163,300                    -

Phares and Lites Agency,  Inc.,  Many, LA, due June 2001.  Interest rate is 0%, entire  balance is due at maturity.  Collateralized  by certain  agency  assets
acquired by Brooke Corporation.                                                               207,825                    -

Bruner  Insurance  Agency,  Marianna,  FL, due June 2004.  Interest rate is 5%, payable  $101,900  annually.  Collateralized  by certain agency assets acquired
by Brooke Corporation.                                                                        277,500                    -
                                                                                       --------------       --------------
Total bank loans and notes payable                                                          4,437,330            3,917,551

Bonds payable (See Note 5)                                                                  3,555,000            1,680,000
                                                                                       --------------       --------------

Total bank loans, notes payable and other long-term obligations                             7,992,330            5,597,551

Less: Current maturities and short-term debt                                                3,335,828            1,063,536
                                                                                       --------------       --------------

Total long-term debt                                                                   $    4,656,502       $    4,534,015
                                                                                       ==============       ==============

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT                       18

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

Bank loans, notes payable, and other long-term obligations mature as follows:

                  TWELVE MONTHS ENDING            BANK LOANS             BONDS
                        JUNE 30                & NOTES PAYABLE          PAYABLE             TOTAL

                          2002                   $ 1,765,828         $ 1,570,000        $ 3,335,828

                          2003                     1,191,296             365,000          1,556,296

                          2004                       554,647           1,620,000          2,174,647

                          2005                       446,015                   -            446,015

                          2006                       469,542                   -            469,542

                       Thereafter                     10,002                   -             10,002
                                             ---------------     ---------------     --------------

                                                 $ 4,437,330         $ 3,555,000        $ 7,992,330
                                             ===============     ===============     ==============

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT                       19

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

At June 30, 2001 and 2000 the bonds payable consists of:

                                                                                              2001                      2000
                                                                                           PRINCIPAL                  PRINCIPAL
               BOND SERIES              RATE                     MATURITY                    VALUE                      VALUE
                  1997A               10.000%                January 1, 2001              $          --            $    165,000

                  1997B               10.250%                January 1, 2002                    155,000                 155,000

                  1997C               10.500%                January 1, 2003                    245,000                 245,000

                  1997D               10.125%                  July 1, 2001                     715,000                 595,000

                  1998E               10.125%                January 1, 2002                    820,000                 520,000

                  2000F                9.125%                  July 1, 2004                   1,620,000                       -
                                                                                           ------------            ------------

                  Total                                                                    $  3,555,000            $  1,680,000
                                                                                           ============            ============

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

                                                                    2001                     2000
                                                                    ----                     ----
          Office and computer equipment                             $ 415,843               $ 415,843

          Less:  Accumulated amortization                            (396,957)               (361,429)
                                                                --------------           -------------
                                                                    $  18,886               $  54,414
                                                                ==============           =============

          Capital lease amortization is included in depreciation expense.

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT                       20

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

7.  INCOME TAXES

The elements of income tax expense (benefit) are as follows:

                                                                    2001                  2000
                                                                    ----                  ----
                 Current                                           $       0            $       0

                 Deferred                                            373,350             (527,566)
                                                                ------------          -----------

                                                                   $ 373,350            $(527,566)
                                                                ============          ===========

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

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

                                                                                      2001               2000
                                                                                      ----               ----
       U.S. federal statutory tax rate                                                34%                34%

       State statutory tax rate                                                        4%                 4%

       Effect of the utilization of net operating loss carryforwards                  (3%)               (3%)

       Miscellaneous                                                                  (1%)               (1%)

                                                                                    ------             ------

       Effective tax rate                                                             34%                34%
                                                                                    ======             ======

Reconciliation of deferred tax asset:

                                                                         2001                   2000
                                                                         ----                   ----
           Beginning balance, January 1                                 $1,160,066            $  603,034

           Deferred income tax (expense) benefit                          (373,350)              527,566

                                                                    --------------          ------------

           Ending balance, June 30                                      $  786,716            $1,130,600
                                                                    ==============          ============

Expiration dates of net operating loss carryforwards:

                             2010            $ 1,370,110        2019            $ 118,346

                             2018                285,174        2020              478,330

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT                       21

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

The table below reflects summarized financial information concerning the Company's reportable segments for the periods ended June 30, 2001 and 2000:

                                   INSURANCE       FINANCIAL  ELIMINATION OF
                                     AGENCY         SERVICES   INTERSEGMENT     CONSOLIDATED
                                    BUSINESS        BUSINESS    ACTIVITY           TOTALS
                                    --------        --------    --------           ------
 2001

 Insurance commissions              $10,252,831    $        -  $        -        $10,252,831

 Interest income                              -     1,833,969    (151,429)         1,682,540

 Gain on sale of notes receivable             -       286,145           -            286,145

 Interest expense                       228,243     1,562,601           -          1,790,844

 Commissions expense                  7,377,527             -           -          7,377,527

 Depreciation and amortization          211,352        19,296           -            230,648

 Segment assets                      11,665,727     3,896,745  (3,944,998)        11,617,474

 Expenditures for segment assets         84,406            -            -             84,406

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT                       22

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                                    INSURANCE      FINANCIAL    ELIMINATION OF
                                      AGENCY        SERVICES     INTERSEGMENT   CONSOLIDATED
                                     BUSINESS       BUSINESS       ACTIVITY       TOTALS
                                     --------       --------       --------       ------
  2000

 Insurance commissions             $5,775,730      $       -       $      -      $5,775,730

 Interest income                            -        679,932        (67,583)        612,349

 Interest expense                     189,159        575,597              -         764,759

 Commissions expense                4,014,143              -              -       4,014,143

 Impairment loss                    1,200,000              -              -       1,200,000

 Depreciation and amortization        199,225              -              -         199,225

 Segment assets                     6,080,917      1,282,276       (517,849)      6,845,344

 Expenditures for segment assets      693,349              -              -         693,349

                   PROFIT (LOSS)                                        2001                2000
                                                                        ----                ----

                   Total segment profit                              $ 2,822,497          $ 209,952

                   Unallocated amounts:

                       Finders fee                                       175,000

                       Buyer assistance plan fees                        317,203

                       Gain (loss) on sale of agencies                   449,580           (58,500)

                       Other corporate expenses                       (2,666,192)       (1,703,116)
                                                              ------------------  ----------------

                     Income (loss) before income taxes              $  1,098,088      $ (1,551,664)
                                                              ==================  ================

11.      EMPLOYEE STOCK COMPENSATION PLAN

The Company has developed a stock compensation plan, which has been approved by the shareholders. A compensation committee has been formed and the Company will draft the options, register them and determine eligible employees.

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT                       23

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

The effect of the prior period adjustment is recapped below:

                         12/31/2000   06/30/2001   06/30/2000    12/31/2000  06/30/2001 6/30/2000   12/31/2000 06/30/2001 06/30/2000
                           RETAINED     RETAINED     RETAINED       NET         NET        NET       EARNINGS   EARNINGS   EARNINGS
                           EARNINGS     EARNINGS     EARNINGS     INCOME      INCOME     INCOME     PER SHARE  PER SHARE  PER SHARE

As previously reported   $(2,281,173) $(1,851,114) $(2,111,754) $  (315,698) $ 522,218  $  (232,098)  $(0.46)   $0.74     $ (0.34)

Impairment loss on
intangibles               (1,160,000)  (1,120,000)  (1,200,000)  (1,160,000)    40,000   (1,200,000)   (1.67)    0.06       (1.73)

Sale of notes receivable           -      266,849            -            -    266,849            -        -     0.39           -

Prior period adjustments
affect on deferred tax
assets                       394,400      290,071      408,000      394,400   (104,329)     408,000     0.57    (0.15)       0.59
                         -----------------------------------------------------------------------------------------------------------

As adjusted              $(3,046,773) $(2,414,194) $(2,903,754) $(1,081,298) $ 724,738  $(1,024,098)  $(1.57)    1.03     $ (1.48)
                         ===========================================================================================================

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT                       24

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

THREE MONTHS ENDED JUNE, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

    Net income for the second quarter of 2001 was $231,079, or $0.32 per share, compared with a net loss in the second quarter of 2000 of $930,268 or $1.34 per share. Total revenues for the second quarter of 2001 were $6,546,606 which is an increase of approximately 279% from total revenues of $1,725,304 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations. A recent change in the Company's revenue recognition accounting policy for potential commission refunds from policy cancellations resulted in a $13,844 reduction of revenues in the second quarter of 2001 and a $30,960 reduction of revenues in the second quarter of 2000.

    As a result of recent restatement of second quarter 2001 financial statements to recognize the servicing asset and interest receivable resulting from the sale of loan participations, revenues of $100,955 were recorded in the second quarter of 2001 to reflect the corresponding gain on sale.

    Expenses generally increased as a result of the Company's expansion of its insurance agency operations. Payroll expenses increased to $968,148 in the second quarter of 2001 from $519,225 in the second quarter of 2000. During the second quarter of 2001, the Company elected to make an accounting change to recognize as additional personnel expense the fair market value of contributed services by certain officers of the Company which resulted in a $10,000 increase of payroll expenses in the second quarter of 2001 and a $10,000 increase of payroll expenses in the second quarter of 2000. Commissions paid to agents increased to $4,547,920 in the second quarter of 2001 from $2,160,131 in the second quarter of 2000. Other operating expenses increased to $451,130 in the second quarter of 2001 from $259,103 in the second quarter of 2000. As a result of the recent restatement of the second quarter 2001 and second quarter 2000 financial statements to reflect the write off of intangible assets associated with the acquisition of Interstate Insurance Group, LTD, amortization expenses recorded in the second quarter of 2001 was $20,000 less than previously reported.

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

    The Company provides consulting, marketing and cash flow assistance to agency owners during the first year of agency ownership through a buyers assistance plan program. During the second quarter of 2001, the Company adopted a revenue recognition accounting policy that allocated the total buyers assistance plan fees received from agents to each of the services provided by the Company and provided for recognition of fees as revenues when a particular service is performed. Because many services (inspection reports, operations analysis, marketing plan development) are provided by the Company before or within thirty days after payment of buyers assistance plan fees, approximately 58% of second quarter fees were immediately recognized as revenue. An additional 20% of second quarter fees will be recognized during the first year of agency ownership leaving approximately 22% of second quarter fees to be recognized as revenues after the 12 month plan expires. Unearned BAP fees were $100,845 at June 30, 2001.

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

SIX MONTHS ENDED JUNE, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

    Net income for the six month period ending June 30, 2001 was $724,738, or $1.03 per share, compared with a net loss of $1,362,505 or $1.97 per share during the comparable period in the prior year. Total revenues for the six month period ending June 30, 2001 were $11,606,698 which is an increase of approximately 155% from total revenues of $4,553,982 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations. On June 30, 2001, customer receivables were $3,517,710, which is an increase of approximately 144% from $1,441,379 at June 30, 2000. Receivables increased at a faster rate than revenues primarily as a result of an increase in agent billed policy activity. Contrary to policies billed directly by insurance companies, a receivable for the entire policy premium is recorded for agent billed policies. A recent change in the Company's revenue recognition accounting policy for potential commission refunds from policy cancellations resulted in a $33,651 reduction of revenues in the period ending June 30, 2001 and a $51,702 reduction of revenues in the comparable period of the prior year.

    As a result of recent restatement of 2001 financial statements to recognize the servicing asset and interest receivable resulting from the sale of loan participations, revenues of $286,145 were recorded during the nine month period ending June 30, 2001 to reflect the corresponding gain on sale.

    Expenses generally increased as a result of the Company's expansion of its insurance agency operations. Payroll expenses increased to $1,832,972 in the six month period ending June 30, 2001 from $1,061,133 in the comparable period of the prior year. Commissions paid to agents increased to $7,377,527 in the six month period ending June 30, 2001 from $4,014,143 in the comparable period of the prior year. Other operating expenses increased to $833,220 in the six month period ending June 30, 2001 from $641,986 in the comparable period of the prior year. As a result of the recent restatement of the 2001 and 2000 financial statements to reflect the write off of intangible assets associated with the acquisition of Interstate Insurance Group, LTD, amortization expenses recorded during the six month period ending June 30, 2001 was $40,000 less than previously reported.

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

    For performance comparisons of insurance agency operations, the Company typically analyzes operating profits and operating profit margins. Operating profits for the Company's insurance agency operations are defined as earnings before interest, taxes, depreciation and amortization. The Company typically expects operating profit margins, including profits from its facilitator related activities, from insurance agency operations in excess of 10%. For the six months ending June 30, 2001, the Company's insurance agency operating profits, including facilitator related activities, were $1,150,895 on insurance commissions of $10,252,831, resulting in an operating profit margin of approximately 11.23%. During the comparable period of 2000, operating losses for insurance agency operations were $1,200,032 on insurance commissions of $5,775,730, resulting in an operating profit margin of approximately (20.78%). The operating losses in 2000 were largely the result of the Company's write-off of intangible assets associated with the acquisition of Interstate Insurance Group, LTD. The increase in operating profit margins was primarily the result of the Company's expansion of insurance agency operations, including facilitator related activities.

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

LIQUIDITY AND CAPITAL RESOURCES

    For the six-month period ending June 30, 2001, $27,720 in cash was used by operating activities and $600,169 in cash was provided from the sale of insurance agencies and other property. Net cash of $1,597,204 was provided from financing activities, so the Company's cash balance of $3,853,166 at June 30, 2001 increased by $2,169,653 from $1,683,513 at December 31, 2000. The Company had a current ratio (current assets to current liabilities) of 1.28 as of June 30, 2001 compared to 1.26 as of December 31, 2000.

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

RELATED PARTY LOANS

    As an employment incentive, Brooke Credit Corporation has loaned money to certain employees for the purpose of acquiring the Company's common stock. No loans have been made to non-employees for this purpose. Of the consumer loans at June 30, 2001 and 2000, $175,463 and $0, respectively, have been made to employees for this purpose. All such loans have been sold to unaffiliated third parties without recourse.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS. The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-B:

    EXHIBIT NO.                DESCRIPTION

    23.01                      Consent of Accountants dated February 25, 2002(1)

    (b) REPORTS ON FORM 8-K: During the Quarter ended June 30, 2001, the Registrant filed the following report on Form 8-K:

Form 8-K dated and filed June 1, 2001, reporting a press release announcing new developments, under Items, Other Events, and Item 7, Financial Statements and Exhibits.

----------
(1) Filed Herewith

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