Form 10QSB/A
period 2001-09-30
BROOKE CORP
filed 2002-02-26
CIK 834408

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

      FOR THE QUARTERLY PEROD ENDED SEPTEMBER 30, 2001

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

Summers, Spencer & Cavanaugh, CPAs, Chartered
November 2, 2001
(except for Note 12, as to which the date is February 21, 2002)

                               BROOKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                           SEPTEMBER 30, 2001 AND 2000

                                     ASSETS

                                                       2001            2000
                                                   ------------    ------------
CURRENT ASSETS
   Cash                                            $  4,212,022    $  1,146,217
   Accounts and notes receivable, net                 5,348,955       2,418,839
   Note receivable, parent company                      150,462         179,816
   Other receivables                                  1,081,837         464,013
   Securities                                             1,198           1,198
   Interest-only strip receivable                       171,177
   Prepaid expenses                                     362,551         190,562
                                                   ------------    ------------
       TOTAL CURRENT ASSETS                          11,328,202       4,400,645
                                                   ------------    ------------

INVESTMENT IN AGENCIES                                  999,584         316,520
                                                   ------------    ------------
PROPERTY AND EQUIPMENT
   Cost                                               2,384,434       2,264,952
   Less: Accumulated depreciation                    (1,775,446)     (1,489,837)
                                                   ------------    ------------
       NET PROPERTY AND EQUIPMENT                       608,988         775,115
                                                   ------------    ------------
OTHER ASSETS
   Excess of cost over fair value of net assets         892,848         576,328
   Less: Accumulated amortization                      (235,609)       (163,198)
   Prepaid commission guarantee                          38,167          78,035
   Covenants not to compete                                   -          19,600
   Goodwill                                               2,229           6,009
   Prepaid finders fee                                   14,467          14,974
   Contract database                                     40,400               -
   Servicing asset                                      176,317
   Deferred tax asset                                   670,826       1,060,998
                                                   ------------    ------------
       NET OTHER ASSETS                               1,599,645       1,592,746
                                                   ------------    ------------

TOTAL ASSETS                                       $ 14,536,419    $  7,085,026
                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                $  1,023,268    $    199,654
   Premiums payable to insurance companies            2,499,368       1,396,085
   Unearned buyer assistance plan fees                  648,972              --
   Accrued commission refunds                           279,132         204,356
   Short term debt                                      468,625              --
   Current maturities of long-term debt               2,417,385       2,386,184
                                                   ------------    ------------
       TOTAL CURRENT LIABILITIES                      7,336,750       4,186,279

SERVICING LIABILITY                                      43,986              --
LONG-TERM DEBT                                        6,786,237       3,893,482
                                                   ------------    ------------

TOTAL LIABILITIES                                    14,166,973       8,079,761
                                                   ------------    ------------
STOCKHOLDERS' EQUITY
   Common stock, $1 par value, 9,500,000 shares
       authorized, 704,018 shares outstanding           704,018         704,018
   Preferred stock, $75 par value, 1,000 shares
       authorized, 781 shares outstanding                58,600          58,600
   Preferred stock, $25 par value, 499,000 shares
       authorized, 43,137 shares outstanding          1,078,425               -
   Less: Treasury stock, 11,050 shares at cost          (39,500)        (39,500)
   Notes receivable for common stock                    (11,788)              -
   Additional paid-in capital                           821,207       1,093,702
   Retained earnings                                 (2,249,100)     (2,811,555)
   Accumulated other comprehensive income                 7,584               -
                                                   ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY                       369,446        (994,735)
                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $ 14,536,419    $  7,085,026
                                                   ============    ============

----------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

                               BROOKE CORPORATION
                        Consolidated Statements of Income
                                   (unaudited)
                 THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                     9/30/01          9/30/00
                                                   -----------      -----------
OPERATING INCOME
    Insurance commissions                          $ 5,409,844      $ 3,790,440
    Interest income                                    995,931          597,290
    Less: Participating interest expense              (791,199)        (515,091)
    Finder's fee                                        28,000                -
    Buyer assistance plan fees                         705,967                -
    Other income                                         2,500                -
                                                   -----------      -----------
              TOTAL OPERATING INCOME                 6,351,043        3,872,639
                                                   -----------      -----------

OPERATING EXPENSES
    Commissions expense                              4,360,995        2,467,020
    Payroll expense                                  1,045,636          565,489
    Depreciation and amortization                      123,064          100,667
    Other operating expenses                           483,581          456,853
                                                   -----------      -----------
       TOTAL OPERATING EXPENSES                      6,013,276        3,590,029
                                                   -----------      -----------

GAIN FROM EXTINGUISHMENT OF DEBT                        93,877                -
GAIN ON SALE OF NOTES RECEIVABLE                        43,971                -
                                                   -----------      -----------

INCOME (LOSS) FROM OPERATIONS                          475,615          282,610
                                                   -----------      -----------

OTHER EXPENSES
    Interest expense                                   134,761           77,899
                                                   -----------      -----------

       TOTAL OTHER EXPENSES                            134,761           77,899
                                                   -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                      340,854          204,711

       Income tax expense (benefit)                    115,890           69,602
                                                   -----------      -----------

NET INCOME (LOSS)                                  $   224,964      $   135,109
                                                   ===========      ===========

    NET INCOME (LOSS) PER SHARE:
       Basic                                              0.30             0.19
       Diluted                                            0.26             0.20

----------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTS' REVIEW REPORT.

                               BROOKE CORPORATION
                        Consolidated Statements of Income
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                      2001             2000
                                                  ------------     ------------
OPERATING INCOME
    Insurance commissions                         $ 15,662,675     $  9,566,170
    Interest income                                  2,678,471        1,209,639
    Less: Participating interest expense            (2,353,800)      (1,090,688)
    Finder's fee                                       203,000                -
    Gain (loss) on sale of agencies                    449,580          (58,500)
    Buyer assistance plan fees                       1,023,170                -
    Other income                                         2,500                -
                                                  ------------     ------------
       TOTAL OPERATING INCOME                       17,665,596        9,626,621
                                                  ------------     ------------
OPERATING EXPENSES
    Commissions expense                             11,738,522        6,481,163
    Payroll expense                                  2,878,608        1,626,622
    Depreciation and amortization                      353,712          299,892
    Other operating expenses                         1,316,801        1,098,839
                                                  ------------     ------------
       TOTAL OPERATING EXPENSES                     16,287,643        9,506,516
                                                  ------------     ------------

GAIN ON SALE OF NOTES RECEIVABLE                       330,116                -
IMPAIRMENT LOSS                                              -        1,200,000
GAIN FROM EXTINGUISHMENT OF DEBT                        93,877                -
                                                  ------------     ------------

INCOME FROM OPERATIONS                               1,801,946       (1,079,895)
                                                  ------------     ------------
OTHER EXPENSES
    Interest expense                                   363,004          267,058
                                                  ------------     ------------

       TOTAL OTHER EXPENSES                            363,004          267,058
                                                  ------------     ------------

INCOME (LOSS) BEFORE INCOME TAXES                    1,438,942       (1,346,953)

       Income tax expense (benefit)                    489,240         (457,964)
                                                  ------------     ------------

NET INCOME (LOSS)                                 $    949,702     $   (888,989)
                                                  ============     ============

    NET INCOME (LOSS) PER SHARE:
       Basic                                              1.33            (1.29)
       Diluted                                            1.27            (1.26)

----------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTS' REVIEW REPORT.

                               BROOKE CORPORATION
           Consolidated Statements of Changes in Stockholders' Equity
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                                                                     ACCUMULATED
                                                                 NOTES                                 OTHER
                                                               RECEIVABLE      ADD'L                  COMPREHEN-
                          COMMON     PREFERRED     TREASURY    FOR COMMON     PAID-IN     RETAINED       SIVE
                           STOCK       STOCK         STOCK       STOCK        CAPITAL     EARNINGS      INCOME        TOTAL
                        -----------  -----------  -----------  -----------  -----------  -----------  ----------   -----------
BALANCES,
 DECEMBER 31, 1999      $   704,018  $    58,600  $   (39,500) $         -  $ 1,063,702  $(1,793,838) $        -   $    (7,018)
                        -----------  -----------  -----------  -----------  -----------  -----------  ----------   -----------

Dividends paid                                                                              (128,728)                 (128,728)

Fair market value of
 contributed services                                                            30,000                                 30,000

 Net loss                                                                                   (888,989)                 (888,989)
                        -----------  -----------  -----------  -----------  -----------  -----------  ----------   -----------
BALANCES,
 SEPTEMBER 30, 2000     $   704,018  $    58,600  $   (39,500) $         -  $ 1,093,702  $(2,811,555) $        -   $  (994,735)
                        ===========  ===========  ===========  ===========  ===========  ===========  ==========   ===========

BALANCES,
 DECEMBER 31, 2000      $   704,018  $    58,600  $   (39,500) $         -  $ 1,103,702  $(2,281,173) $        -   $  (454,353)
 (As previously
 reported)
Impairment loss on
 intangible                                                                               (1,160,000)               (1,160,000)

Prior period adjustments
 to deferred tax asset                                                                       394,400                   394,400
                        -----------  -----------  -----------  -----------  -----------  -----------  ----------   -----------

BALANCES,
 DECEMBER 31, 2000          704,018       58,600      (39,500)           -    1,103,702   (3,046,773)          -    (1,219,953)
 (As restated)
 Dividends paid                                                                             (152,029)                 (152,029)

Preferred stock issued                 1,078,425                                                                     1,078,425

Fair market value of
 contributed services                                                            30,000                                 30,000

Loans for common stock
 issuances                                                        (11,788)                                             (11,788)

Deferred charges                                                               (312,495)                              (312,495)

Comprehensive income:
    Interest-only strip
     receivable fair
     market value                                                                                          7,584         7,584

Net income                                                                                   949,702                   949,702
                        -----------  -----------  -----------  -----------  -----------  -----------  ----------   -----------
BALANCES,
 SEPTEMBER 30, 2001     $   704,018  $ 1,137,025  $   (39,500) $  (11,788)  $   821,207  $(2,249,100) $    7,584   $   369,446
                        ===========  ===========  ===========  ===========  ===========  ===========  ==========   ===========

----------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTS' REVIEW REPORT.

                               BROOKE CORPORATION
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                                                              2001           2000
                                                         ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     $   949,702    $   (888,989)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
    NET CASH FLOWS FROM OPERATING ACTIVITIES:
    Depreciation                                              210,000        210,000
    Amortization                                              143,712         83,642
    Fair market value of contributed services                  30,000         30,000
    (Gain) loss on sale of inventory                         (449,580)        58,500
    Deferred income tax expense (benefit)                     489,240       (457,964)
    Impairment loss                                                 -      1,200,000
    Gain from extinguishment of debt                          (93,877)             -
    Gain on sale of notes receivable                         (330,116)             -

    (INCREASE) DECREASE IN ASSETS:
        Accounts and other receivables                     (2,592,036)    (1,310,836)
        Prepaid expenses and other assets                    (214,909)      (100,066)

    INCREASE (DECREASE) IN LIABILITIES:
        Accounts and expenses payable                         580,588       (442,262)
        Other liabilities                                   1,227,011        845,408
                                                         ------------   ------------

    NET CASH USED IN OPERATING ACTIVITIES                     (50,265)      (772,567)
                                                         ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Net (increase) decrease in loans                         (750,516)        89,273
    Cash payments for property and equipment                 (117,339)      (402,004)
    Purchase of insurance agency inventory                 (6,534,390)      (412,885)
    Sale of insurance agency inventory                      6,092,825        153,000
                                                         ------------   ------------

    NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES    (1,309,420)      (572,616)
                                                         ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Deferred charges                                         (312,495)             -
    Dividends paid                                           (152,029)      (128,727)
    Cash proceeds from bond issuance                        2,065,000              -
    Cash proceeds from preferred stock issuance             1,078,425              -
    Line of credit advance                                    960,000        660,000
    Advances on short-term borrowing                          996,149        746,539
    Payments on short-term borrowing                         (826,539)      (176,840)
    Advances on long-term debt                              2,757,350      2,141,462
    Payments on long-term debt                             (2,677,667)    (2,653,579)
                                                         ------------   ------------

    NET CASH PROVIDED BY FINANCING ACTIVITIES               3,888,194        588,855
                                                         ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        2,528,509       (756,328)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              1,683,513      1,902,545
                                                         ------------   ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $ 4,212,022    $ 1,146,217
                                                         ============   ============

SUPPLEMENTAL DISCLOSURES:

    Cash paid for interest                                $ 2,446,034    $ 1,286,313
                                                         ============   ============
    Cash paid for income tax                              $         -    $         -
                                                         ============   ============
    Non cash financing activity - additional paid in
        capital for contributed services                  $    30,000    $    30,000
                                                         ============   ============

----------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTS' REVIEW REPORT.

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

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

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

The Company provides consulting, marketing and cash flow assistance to agency owners during the first year of agency ownership through a Buyers Assistance Plan ("BAP") program. The Company has allocated the fees paid by agents for BAP assistance to each of the services provided by the Company and the fee associated with a particular service is recognized as revenue when the service is performed. Many of the BAP services (inspection reports, operations analysis, marketing plan development) are provided by the Company before, or within thirty days after, agency acquisition so approximately 58% of BAP fees are immediately recognized as revenue. An additional 20% of BAP fees are recognized during the first year of agency ownership leaving approximately 22% of BAP fees unearned, and the revenue recognized, after the BAP period expires. The allocation of fees may change if the nature, or timing, of BAP-related services changes. Unearned BAP fees were $648,972 at September 30, 2001.

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

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

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

(l)    DEFERRED CHARGES
Deferred charges relate to costs associated with the public offering of preferred stock and bonds. Selling expenses, auditor fees, legal costs and filing charges associated with the Company's public offering of stocks totaled $312,495 and have been offset against stock proceeds. Selling expenses, auditor fees, legal costs and filing charges associated with the Company's public offering of bonds totaled $221,983, and are classified as prepaid expenses that are amortized over a period ending at bond maturity. Net of amortization, the balance of all such prepaid expenses as of September 30, 2001 was $192,651.

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(m)    EQUITY RIGHTS AND PRIVILEGES
Convertible preferred stockholders shall be entitled to a 9% cumulative dividend in cash of the liquidation value of such stock per share per annum, as determined by the Board of Directors. Convertible preferred stock may convert to common stock at a rate of 13 shares of common stock for one share of preferred stock. Convertible preferred stock has no voting rights. Holders of convertible preferred stock, upon liquidation or dissolution of the Company, are entitled to be paid an amount equal to $75 for each share of preferred stock not converted into common stock before any amount may be paid to holders of common stock. In addition to the convertible preferred stock, the Company is authorized to issue 499,000 shares of preferred stock. The authorized shares consist of 100,000 shares of 2002 convertible preferred stock and 399,000 shares of "undesignated" preferred stock. The holders of the 2002 convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 10% of the liquidation value of such stock per share per annum if determined by the Board of Directors. On or prior to April 1, 2002, the holders of 2002 Convertible Preferred Stock have the right, at their option, to convert their shares to common stock; one share of 2002 convertible preferred stock will be exchanged for one share of common stock. In the case of liquidation or dissolution of the Company, the holders of the 2002 convertible preferred stock shall be entitled to be paid in full the liquidation value, $25 per share, after payment of full liquidation value to the holders of convertible preferred stock and before the holders of common stock. The common stockholders shall possess all rights and privileges afforded to capital stock by law, subject to holders of convertible preferred stock.

(n)    PER SHARE DATA
Basic net income per share is calculated by dividing net income, less preferred stock dividends declared, by the average number of shares of the Company's common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income by the adjusted average number of shares of the Company's common stock outstanding. Preferred stock dividends declared during the periods ending September 30, 2001 and 2000 were $27,259 and $3,957, respectively.

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

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(q)    EXTINGUISHMENT OF DEBT
The income category "Gain from Extinguishment of Debt" represents the amount that the Company's debt to Gerald Lanio and William Tyer is reduced as the result of purchase price reductions provided for in the Company's agreement to acquire 900 shares of Interstate Insurance Group, LTD from Lanio and Tyer in 2000. Purchase price reductions are based on the amount that annual net commissions from Interstate's insurance sales are less than $800,000 and price reductions may occur annually until the agreement terminates in 2005. The purchase agreement provision for price adjustments demonstrates the Company's initial concern regarding the level of future commission revenues and substantiates the Company's decision to write off, as impaired, the associated intangible asset. The company's investment was written off in 2000, so subsequent purchase price adjustments are recorded as income. At September 30, 2001, the Company's debt to Lanio and Tyer was $643,246, however the total amount of future purchase price reductions may exceed the amount of the remaining debt.

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

2.     NOTES RECEIVABLE

At September 30, 2001 and 2000, notes receivable consist of the following:

                                                      2001              2000
                                                  ------------     ------------
Agency loans                                      $ 34,453,839     $ 17,979,071
Less: Agency loan participation                    (33,373,101)     (17,687,730)
Equipment loans                                            427            7,564
Less: Equipment loan participation                        (427)          (3,464)
Consumer loans                                         152,080          162,307
Less: Consumer loan participation                     (147,980)        (162,307)
                                                  ------------     ------------

          Total notes receivable, net                1,084,838          295,441

Customer receivables                                 4,264,117        2,123,398
                                                  ------------     ------------

Total accounts and notes receivable, net          $  5,348,955     $  2,418,839
                                                  ============     ============

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

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

2.     NOTES RECEIVABLE (CONT.)

Year to date, the Company sold $14,864,351 (79) loan participations for which servicing rights and interest receivable was retained. Corresponding pre-tax gains of $330,116 have been recorded so far in 2001. No such gains were recorded in prior years. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income. Additionally, impairment of the servicing asset is subsequently evaluated and measured. Subsequent to the initial recording at fair value, interest only receivables are measured as debt securities classified as available for sale.

Of the agency loans at September 30, 2001 and 2000, $8,805,900 and $513,556, respectively, are sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. Brooke Credit Corporation is not obligated, under any circumstances, to repurchase any loans sold to participating lenders prior to maturity or final resolution. All such recourse loans: a) have no balances more than 60 days past due; b) have adequate collateral; c) and are not in default. .

The expense provision associated with the Company's recourse obligation is based on the estimated fair value of the obligation. Year to date, the Company sold $3,150,933 of loan participations for which the Company provided recourse. Corresponding pre-tax expenses of $114,388 have been recorded so far in 2001. No such expenses were recorded in prior years.

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

Key economic assumptions used in measuring the retained interests and recourse obligation at the date of the loan participation sale completed during the year were as follows (rates per annum):

                                                  2001
                                     Agency Loans (Adjustable)*  Agency Loans (Fixed-Rate)
       Prepayment speed                              10                       10
       Weighted average life                      98.80                      N/A
       Expected credit losses                       .50                      .50
       Discount Rate                                8.5                    11.00

       *Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%. Contract terms vary, but for most loans, the rate is adjusted annually on December 31st.

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

2.     NOTES RECEIVABLE (CONT.)

At September 30, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                           Agency Loans      Agency Loans
                                                           (Adjustable)        (Fixed)
       PREPAYMENT SPEED ASSUMPTION (ANNUAL RATE)                     10%         N/A
         Impact on fair value of 10% adverse change         $(10,215.11)         N/A
         Impact on fair value of 20% adverse change         $(19,784.76)
                                                                                 N/A
                   EXPECTED CREDIT LOSSES (ANNUAL RATE)               5%         N/A
         Impact on fair value of 10% adverse change         $(11,289.31)         N/A
         Impact on fair value of 20% adverse change         $(22,578.60)
                                                                                 N/A
       DISCOUNT RATE (ANNUAL)                                      8.5 %         N/A
         Impact on fair value of 10% adverse change         $ (8,748.12)         N/A
         Impact on fair value of 20% adverse change         $(17,174.01)         N/A

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

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                         TOTAL PRINCIPAL AMOUNT  PRINCIPAL AMOUNTS 60 OR        NET CREDIT
                               OF LOANS            MORE DAYS PAST DUE*           LOSSES***
                          2000        1999          2000        1999         2000         1999
Participations Sold   $  925,508   $  565,766
      with Recourse
Portfolio Loans       $  177,827   $  965,375   $        0   $        0   $        0   $        0

Total Loans           $1,103,335   $1,531,141   $        0   $        0   $        0   $        0
      Managed**

*    Loans 60 days or more past due are based on end of period total loans.
**   Owned and participated loans in which the Company has a risk of loss.
*** Net credit losses are charge-offs and are based on total loans outstanding. **** Represents the principal amount of the loan. Interest receivables and servicing rights held for participation loans are excluded from this table because they are recognized separately.

As an employment incentive, Brooke Credit Corporation has loaned money to certain employees for the purpose of acquiring the Company's common stock. Of the consumer loans at September 30, 2001 and 2000, $191,138.54 and $160,053.47,
respectively, have been made to employees for this purpose. With the exception of loan balances totaling $6,087.50, all such loans have been sold to unaffiliated third parties without recourse. As such, $6,087.50 has been deducted from the Company's equity on September 30, 2001, but no reserve for losses was established because this loan was subsequently sold to an unaffiliated third party without recourse.

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

3.     PROPERTY AND EQUIPMENT

A summary of property and equipment and depreciation is as follows:

                                                     2001              2000
                                                 -----------        -----------
Furniture and fixtures                           $   309,038        $   296,958
Office and computer equipment                      1,489,641          1,435,309
Automobiles                                          585,755            532,685
                                                 -----------        -----------
                                                   2,384,434          2,264,952

Less:  Accumulated depreciation                   (1,775,446)        (1,489,837)
                                                 -----------        -----------

Property and equipment, net                      $   608,988        $   775,115
                                                 ===========        ===========

Depreciation expense                             $   210,000        $   210,000
                                                 ===========        ===========

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

4.     BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS

                                                                                         2001        2000
                                                                                        --------   --------
First National Bank & Trust, Phillipsburg, KS, line of credit, $960,000 available,
$360,000 not utilized.  Due July 2002. Interest rate is 10.50%.  Collateralized by
account receivable                                                                      $960,000   $660,000

Farmers State Bank, Phillipsburg, KS, due December 2006. Interest rate is 10.75%, payable $15,500 monthly. Collateralized by stock, inventory, fixed assets and
personal guaranty of certain officers of Brooke Corporation                                    -    881,318

State Bank of Colwich, Colwich, KS, due July 2004. Interest rate is 11.75%, payable
$1,435 monthly. Collateralized by insurance agency assets                                 41,146     43,809

Chrysler Financial, Overland Park, KS, due February 2000 to September 2002. Interest
rates are 7.80% to 8.50%, payable monthly.  Collateralized by automobiles                122,786    153,851

Colonial Pacific, Portland, OR, due December 2001. Interest rate is 14.811% payable
$2,083 monthly. Collateralized by personal guaranty of certain officers of Brooke
Corporation                                                                                5,881     28,190

Brooke Investments, Inc., Phillipsburg, KS, due February 2007. Interest rate is
10.00%, payable $1,718 monthly.  Note is sold to participating bank.  Collateralized
by certain agency assets acquired by Brooke Investments, Inc.                             85,791     97,200

David Patterson, Sr., Phoenix, AZ, due March 2008.  Interest rate is 0%, payable
$1,112 monthly. Unsecured deferred compensation agreement provided by The American
Agency, Inc.                                                                               3,336     16,680

Robert B. Patterson, Overland Park, KS, due February 2001. Interest rate is 7.75%, principal balance plus accrued interest payable annually.  Collateralized by 500 shares of American Agency, Inc. common stock and the guaranty of certain officers of
Brooke Corporation                                                                             -    222,222

Hartley Agency, Inc., Baxter Springs, KS, due September 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized by certain agency assets acquired
by Brooke Corporation                                                                          -    201,564

Gerald Lanio and William Tyer, Independence, MO, due September 2005.  Interest rate is 5%, payable $207,877 annually.  Collateralized by 900 shares of Interstate
Insurance Group, LTD common stock                                                        643,246    900,000

Premier Insurance Agency, Poplar Bluff, MO, due July 2005.  Interest rate is 5.00%, payable $147,763 annually.  Collateralized by certain agency assets acquired by
Brooke Corporation                                                                       523,961    639,737

Stewart Insurance, Monroe, LA, due August 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized by certain agency assets acquired by Brooke
Corporation                                                                                    -    252,245

APB Insurers, Crane, MO, due July 2001.  Interest rate is 0%, entire balance is due
at maturity.  Collateralized by certain agency assets acquired by Brooke Corporation           -     77,445

Roppolo Insurance, Shreveport, LA, due July 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized by certain agency assets acquired by
Brooke Corporation                                                                             -    115,285

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

4.     BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Mesa Insurance Agency, Pubele, CO, due February 2001.  Interest rate is 0%, entire balance is due at maturity.  Collaterized by certain agency assets acquired by
Brooke Corporation                                                                    $         -    $   100,000
Wayne White, Hutchinson, KS, due April 2002.  Interest is 8%, payable $105,060
annually.  Collateralized by certain agency assets acquired by Brooke Corporation               -        210,120
Dawn Insurance Agency, Inc. Strasburg, CO, due May 2003.  Interest rate is 0%, payable $43,322 annually.  Collateralized by certain agency assets acquired by
Brooke Corporation                                                                         86,644              -
Lalumondier Insurance, Inc., Kearney, MO, due September 1, 2004.  Interest rate is
5%, first installment of $40,931 due October 2001, and annual installments of
$68,219 thereafter.  Collateralized by certain agency assets acquired by Brooke
Corporation                                                                               245,587              -
Ely Insurance Services, Inc., Tampa, FL, due September 2002.  Interest rate is 0%, entire balance is due at maturity.  Collateralized by certain agency assets
acquired by Brooke Corporation                                                             82,549              -
Anderson Insurance Agency, Inc, Ballwin, MO, due May 2002.  Interest rate is 7.5%, entire balance is due at maturity.  Collateralized by certain agency assets
acquired by Brooke Corporation                                                            163,300              -
Phares and Lites Agency, Inc., Many, LA, due September 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized by certain agency assets
acquired by Brooke Corporation                                                            207,825              -
Bond-Pyatt Insurance Agency, Inc., St. Louis, MO, due August 2006.  Interest rate at prime rate, first installment of $89,465 due January 2002, and annual installments of $89,465 thereafter.  Collateralized by certain agency assets
acquired by Brooke Corporation                                                            536,791              -
Della Bell Agency, Fowler, CO, March 2002.  Interest rate is 0%, entire balance due at maturity.  Collateralized by certain agency assets acquired by Brooke
Corporation                                                                                97,500              -
Mid Florida Insurance, Inc., Ocala, FL, due September 2003.  Interest rate is 0%, annual payments of $356,149.  Collateralized by certain agency assets acquired by
Brooke Corporation                                                                        712,298              -
All Drivers Insurance Inc., Colorado Springs, CO, due September 2003.  Interest
rate is 5%, annual payments of $112,500.  Collateralized by certain agency assets
acquired by Brooke Corporation                                                            225,000              -
Gateway Realty of Columbus, Inc., Columbus, NE, due September 2010.  Interest rate is 7%, annual principal payments of 67,345.  Collateralized by certain agency
assets acquired by Brooke Corporation                                                     606,106              -
Bruner Insurance Agency, Marianna, FL, due September 2004.  Interest rate is 5%, payable $101,900 annually.  Collateralized by certain agency assets acquired by
Brooke Corporation                                                                        277,500              -
                                                                                      -----------    -----------

Total bank loans and notes payable                                                      5,627,247      4,599,666
Bonds payable (See Note 5)                                                              4,045,000      1,680,000
                                                                                      -----------    -----------

Total bank loans, notes payable and other long-term obligations                         9,672,247      6,279,666
Less: Current maturities and short-term debt                                           (2,886,010)    (2,386,184)
                                                                                      -----------    -----------

Total long-term debt                                                                  $ 6,786,237    $ 3,893,482
                                                                                      ===========    ===========

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

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

Bank loans, notes payable and other long-term obligations mature as follows:

          TWELVE MONTHS     BANK LOANS &           BONDS
              ENDING       NOTES PAYABLE          PAYABLE               TOTAL
          SEPTEMBER 30
               2002        $1,911,010           $  975,000           $2,886,010
               2003         2,156,874              365,000            2,521,874
               2004           687,649            2,705,000            3,392,649
               2005           418,631                    -              418,631
               2006           175,581                    -              175,581
            Thereafter        277,502                    -              277,502
                           ----------           ----------           ----------

                           $5,627,247           $4,045,000           $9,672,247
                           ==========           ==========           ==========

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

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

At September 30, 2001 and 2000, the bonds payable consist of:

                                                        2001            2000
                                                      PRINCIPAL       PRINCIPAL
      BOND SERIES       RATE          MATURITY          VALUE           VALUE

         1997A        10.000%     January 1, 2001    $          -     $  165,000
         1997B        10.250%     January 1, 2002         155,000        155,000
         1997C        10.500%     January 1, 2003         365,000        245,000
         1997D        10.125%       July 1, 2001                -        595,000
         1998E        10.125%     January 1, 2002         820,000        520,000
         2000F         9.125%       July 1, 2004        2,705,000              -
                                                     ------------     ----------

         Total                                       $  4,045,000     $1,680,000
                                                     ============     ==========

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

                                              2001                    2000
                                           ---------               ---------
Office and computer equipment              $ 415,483               $ 415,483
Less:  Accumulated amortizatio              (402,134)               (386,605)
                                           ---------               ---------
                                           $  13,349               $  28,878
                                           =========               =========

Capital lease amortization is included in depreciation expense.

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

7.     INCOME TAXES

The elements of income tax expense (benefit) are as follows:

                                             2001                 2000
                                          ---------            ---------
             Current                      $       0            $       0
             Deferred                       489,240             (457,964)
                                          ---------            ---------

                                          $ 489,240            $(457,964)
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

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

                                                                         2001         2000
                                                                       ---------    ---------
       U.S. federal statutory tax rate                                    34%          34%

       State statutory tax rate                                            4%           4%

       Effect of the utilization of net operating loss carryforwards      (3%)         (3%)

       Miscellaneous                                                      (1%)         (1%)
                                                                       ---------    ---------

       Effective tax rate                                                 34%          34%
                                                                       =========    =========

Reconciliation of deferred tax asset:

                                                             2001           2000
                                                         -----------    -----------
       Beginning balance, January 1                      $ 1,160,066    $   603,034
       Deferred income tax (expense) benefit                (489,240)       457,964
                                                         -----------    -----------

       Balances balance, September 30                    $   670,826    $ 1,060,998
                                                         ===========    ===========

Expiration dates of net operating loss carryforwards:

       2010              $ 380,969        2019       $ 118,346
       2018                285,174        2020         478,330

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

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

The table below reflects summarized financial information concerning the Company's reportable segments for the periods ended September 30, 2001 and 2000:

                                        INSURANCE     FINANCIAL  ELIMINATION OF
                                         AGENCY       SERVICES     INTERSEGMENT  CONSOLIDATED
                                        BUSINESS      BUSINESS      ACTIVITY        TOTALS
  2001                                -----------   -----------   -----------    -----------
  Insurance commissions               $15,662,675   $         -   $         -    $15,662,675
  Interest income                               -     2,973,103      (294,632)     2,678,471
  Gain on sale of notes receivables                     330,116                      330,116
  Gain from extinguishment of debt              -        93,877             -         93,877
  Interest expense                        363,004     2,353,800             -      2,716,804
  Commissions expense                  11,738,522             -             -     11,738,522
  Depreciation and amortization           319,520        34,192             -        353,712
  Segment assets                       12,540,027     5,936,392    (3,940,000)    14,536,419
  Expenditures for segment assets         126,215             -             -        126,215

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

                               BROOKE CORPORATION
                   Notes to Consolidated Financial Statements
                                   (unaudited)
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

10.    SEGMENT AND RELATED INFORMATION (CONT.)

                                      INSURANCE    FINANCIAL  ELIMINATION OF
                                       AGENCY      SERVICES    INTERSEGMENT  CONSOLIDATED
                                      BUSINESS     BUSINESS     ACTIVITY       TOTALS
  2001                              -----------  -----------  -----------   -----------
  Insurance commissions             $9,566,170   $        -   $        -    $9,566,170
  Interest income                            -    1,343,143     (133,504)    1,209,639
  Interest expense                     267,058    1,090,688            -     1,357,746
  Commissions expense                6,481,163            -            -     6,481,163
  Impairment loss                    1,200,000            -            -     1,200,000
  Depreciation and amortization        299,892            -            -       299,892
  Segment assets                     5,497,686    1,763,555     (176,215)    7,085,026
  Expenditures for segment assets      772,322            -            -       772,322

       PROFIT (LOSS)                                        2001               2000
                                                         -----------       -----------
       Total segment profit                              $ 3,956,101       $ 1,437,008
       Unallocated amounts:
           Finders fee                                       203,000                 -
           Buyer assistance plan fees                      1,023,170                 -
           Gain (loss) on sale of agencies                   449,580           (58,500)
           Other corporate expenses                       (4,192,909)       (2,725,461)
                                                         -----------       -----------

         Income (loss) before income taxes               $ 1,438,942       $(1,346,953)
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

The Company has recognized Interest-only strip receivables and service assets resulting from the gain on sale of notes receivable.

The Company has adjusted the deferred tax asset, income tax expense and income tax benefit for the tax effect of the prior period adjustment.

The affect of the prior period adjustments is recapped below:

                     12/31/2000    9/30/2001   09/30/2000   12/31/2000   9/30/2001    09/30/2000  12/31/2000 9/30/2001 09/30/2000
                      RETAINED     RETAINED     RETAINED       NET          NET          NET       EARNINGS   EARNINGS  EARNINGS
                      EARNINGS     EARNINGS     EARNINGS      INCOME      INCOME        INCOME    PER SHARE  PER SHARE PER SHARE
As previously       $(2,281,173) $(1,780,369) $(2,032,755) $  (315,698) $   652,833  $  (110,189) $   (0.46) $    0.90 $   (0.16)
reported

Impairment loss
in intangibles       (1,160,000)  (1,006,123)  (1,180,000)  (1,160,000)     153,877   (1,180,000)     (1.67)      0.22     (1.70)

Sale of notes                 -      295,924            -            -      295,924            -          -       0.43         -
receivable

Prior period
adjustments affect
for deferred tax
assets                  394,400      241,468      401,200      394,400     (152,932)     401,200       0.57      (0.22)     0.58
                    ============================================================================================================
As adjusted         $(3,046,773) $(2,249,100) $(2,811,555) $(1,081,298) $   949,702  $  (888,989) $   (1.57) $    1.33 $   (1.29)
                    ============================================================================================================

----------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANT'S REVIEW REPORT

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

RESULTS OF OPERATIONS

In 1999, the Company approved an expansion of its insurance agency operations that resulted in quarterly losses in 1999 and 2000. The Company incurred a significant quarterly loss in the 2nd quarter of 2000 as the result of the $1,200,000 write off of intangible assets associated with the acquisition of Interstate Insurance Group, LTD because cash flow projections indicated that the intangible asset was not recoverable.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

       Net income for the third quarter of 2001 was $224,964, or $0.30 per share, compared with net income in the third quarter of 2000 of $135,109 or $0.19 per share. Total revenues for the third quarter of 2001 were $6,488,891, which is an increase of approximately 66% from total revenues of $3,872,639 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations. A recent change in the Company's revenue recognition accounting policy for potential commission refunds from policy cancellations resulted in a $11,915 reduction of revenues in the third quarter of 2001 and a $47,666 reduction of revenues in the third quarter of 2000. As a result of the recent restatement of third quarter 2001 financial statements to reflect the write off of intangible assets associated with the acquisition of Interstate Insurance Group, LTD, revenues of $93,877 were recorded in the third quarter of 2001 to reflect debt extinguishment resulting from purchase price reductions that were applied to the Company's debt to the sellers. The purchase price reductions resulted from net commission deficiencies that were anticipated when the purchase agreement was consummated.

         As a result of recent restatement of third quarter 2001 financial statements to recognize the servicing asset and interest receivable resulting from the sale of loan participations, revenues of $43,971 were recorded in the third quarter of 2001 to reflect the corresponding gain on sale.

Additional information about the Company's loan participation sales is provided in the "Management's Discussion and Analysis or Plan of Operation----Analysis by Segment" section.

       Expenses generally increased as a result of the Company's expansion of its insurance agency operations. Payroll expenses increased to $1,045,636 in the third quarter of 2001 from $565,489 in the third quarter of 2000. Commissions paid to agents increased to $4,360,995 in the third quarter of 2001 from $2,467,020 in the third quarter of 2000. Other operating expenses increased to $483,581 in the third quarter of 2001 from $456,853 in the third quarter of 2000. As a result of the recent restatement of third quarter 2001 and third quarter 2000 financial statements to reflect the write off of intangible assets associated with the acquisition of Interstate Insurance Group, LTD, amortization expenses recorded in the third quarter of 2001 and third quarter of 2000 were each $20,000 less than previously reported.

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

       The Company provides consulting, marketing and cash flow assistance to agency owners during the first year of agency ownership through a buyers assistance plan program. During the third quarter of 2001, the Company adopted a revenue recognition accounting policy that allocated the total buyers assistance plan fees received from agents to each of the services provided by the Company and provided for recognition of fees as revenues when a particular service is performed. Because many services (inspection reports, operations analysis, marketing plan development) are provided by the Company before, or within thirty days after, payment of buyers assistance plan fees, approximately 58% of third quarter fees were immediately recognized as revenue. An additional 20% of third quarter fees will be recognized during the first year of agency ownership leaving approximately 22% of third quarter fees to be recognized as revenues after the 12 month plan expires. Unearned BAP fees were $648,972 at September 30, 2001.

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

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

       Net income for the nine month period ending September 30, 2001 was $949,702 or $1.33 per share, compared with a net loss of $888,989 or $1.29 per share during the comparable period in the prior year. Total revenues for the nine month period ending September 30, 2001 were $18,089,589, which is an increase of approximately 88% from total revenues of $9,626,621 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations. On September 30, 2001 customer receivables were $4,264,117 which is an increase of approximately 100% from $2,123,398 at September 30, 2000. Receivables increased at a faster rate than revenues primarily as a result of an increase in agent billed policy activity. Contrary to policies billed directly by insurance companies, a receivable for the entire policy premium is recorded for agent billed policies. A recent change in the Company's revenue recognition accounting policy for potential commission refunds from policy cancellations resulted in a $45,566 reduction of revenues in the period ending September 30, 2001 and a $99,638 reduction of revenues in the comparable period of the prior year. As a result of the recent restatement of 2001 financial statements to reflect the write off of intangible assets associated with the acquisition of Interstate Insurance Group, LTD, revenues of $93,877 were recorded during the nine month period ending September 30, 2001 to reflect debt extinguishment resulting from purchase price reductions that were applied to Company's debt to the sellers.

       As a result of recent restatement of 2001 financial statements to recognize the servicing asset and interest receivable resulting from the sale of loan participations, revenues of $330,116 were recorded during the nine month period ending September 30, 2001 to reflect the corresponding gain on sale. Additional information about the Company's loan participation sales is provided in the "Management's Discussion and Analysis or Plan of Operation----Analysis by Segment" section.

       Expenses generally increased as a result of the Company's expansion of its insurance agency operations. Payroll expenses increased to $2,878,608 in the nine-month period ending September 30, 2001 from $1,626,622 in the comparable period of the prior year. Commissions paid to agents increased to $11,738,522 in the nine-month period ending September 30, 2001 from $6,481,163 in the comparable period of the prior year. Other operating expenses increased to $1,316,801 in the nine-month period ending September 30, 2001 from $1,098,839 in the comparable period of the prior year. As a result of recent restatement of 2001 and 2000 financial statements to reflect the write off of intangible assets associated with the acquisition of Interstate Insurance Group, LTD, amortization expenses recorded during the nine month periods ending September 30, 2001 and September 30, 2000 were, respectively, $60,000 and $20,000 less than previously reported.

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

       Profit sharing commissions, or the Company's share of insurance company profits on policies written by the Company's agents, were $690,233 for the nine month period ending September 30, 2001 which was approximately 4.41% of total commissions. During the comparable period of 2000, profit sharing commissions were $418,618 which was approximately 4.38% of total commissions.

ANALYSIS BY SEGMENT

       The Company separates insurance agency operations from finance company operations when analyzing performance.

       For performance comparisons of insurance agency operations, the Company typically analyzes operating profits and operating profit margins. Operating profits for the Company's insurance agency operations are defined as earnings before interest, taxes, depreciation and amortization. The Company typically expects operating profit margins, including profits from its facilitator related activities, from insurance agency operations in excess of 10%. For the nine months ending September 30, 2001, the Company's insurance agency operating profits, including facilitator related activities, were $1,498,371 on insurance commissions of $15,662,675, resulting in an operating profit margin of approximately 9.57%. During the comparable period of 2000, operating losses for insurance agency operations were $898,954 on insurance commissions of $9,566,170, resulting in an operating profit margin of approximately (9.40%). The operating losses in 2000 were largely the result of the Company's write off of intangible assets associated with the acquisition of Interstate Insurance Group, LTD. An increase of operating profit margins in 2001 also resulted from the Company's expansion of insurance agency operations, including facilitator related activities.

       In the first nine months of 2001, most of the Company's revenues and profits were generated from its insurance agency operations. However, the Company expects net interest margins and gross servicing income from its finance company operations to contribute more to profits in future quarters. Finance company operations consist primarily of lending to insurance agents and its loans are primarily annually adjustable rate loans. Total interest income for the first nine months of 2001 was $2,678,471, which is an increase of approximately 121% from total interest income of $1,209,639 during the comparable period of the prior year. This increase is primarily the result of a loan portfolio that grew from $18,148,942 on September 30, 2000 to $34,618,134 on September 30, 2001. The net interest margins and gross servicing income on the Company's loan portfolio for the first nine months of 2001 was $324,671 compared with net interest margins and gross servicing income of $118,951 for the first nine months of 2000. However, when analyzing the impact that net interest margins and gross servicing income have on the Company's overall operations, consideration should be given to amortization of the Company's servicing asset and subsequent adjustments to the Company's interest receivable asset referenced in the following discussion on loan participation sales.

       As part of its finance company's operations, the Company typically sells most of the insurance agent loans it originates to participating lenders. As such, gains or losses were recognized, loans were removed from the balance sheet and residual assets, representing the present value of future cash flows, were recorded. Loan participation sales have made a significant impact on the Company's financial condition and results of operations. The following discusses this impact on the Consolidated Statements of Income, Consolidated Balance Sheets and the credit quality of the off-balance sheet loans sold with recourse.

       In all sales of participations in insurance agent loans, the Company retains servicing responsibilities for which it typically receives annual servicing fees ranging from .25% to 1.375% of the outstanding balance. A gain is recognized immediately upon the sale of a loan participation when the annual servicing fees exceed the cost of servicing, which is estimated at .25% of the outstanding loan balance. In those instances whereby annual service fees received by the Company are less than the cost of servicing, a loss is immediately recorded. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions. For the nine month period ending September 30, 2001, net gains from loan servicing totaled $166,523 which included gains from servicing benefits of $213,170 and losses from servicing liabilities of $46,647. No such gains or losses were recorded in prior years.

       In addition to loan servicing fees, the Company often retains interest income when participations in insurance agent loans are sold. The Company records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans. The Company's right to interest income is not subordinate to the investor's interests and the Company shares interest income with investors on a prorata basis. Although not subordinate to investor's interests, the Company's retained interest is subject to credit and prepayment risks on the transferred financial assets. In those instances whereby the Company provides recourse, a loss is recorded based on a present value calculation of future cash flows of the underlying loans. For the nine month period ending September 30, 2001, net gains from interest benefits totaled $163,593 which included gross gains from interest benefits of $277,981 and losses from recourse liabilities of $114,388. No such gains or losses were recorded in prior years. Gains from servicing and interest benefits are typically non-cash gains as the Company receives cash equal to the amount of loans sold.

       Underlying assumptions used in the initial determination of future cash flows on the participation loans accounted for as sales follow:

                                     2001
                           Agency Loans (Adjustable)  Agency Loans (Fixed-Rate)
Prepayment speed*                        10                     10
Weighted average life*                 98.8                    N/A
Expected credit losses*                 .50                    .50
Discount Rate*                          8.5                  11.00

*Annual rates

       Gain-on-sale accounting requires management to make assumptions regarding prepayment speeds and credit losses for the participated loans. The performances of these loans are extensively monitored, and adjustments to these assumptions will be made if necessary.

       The impact from the sale of loan participations can be seen in several areas of the Company's balance sheet. The most significant has been the removal of insurance agent loans that the Company continues to service. On September 30, 2001, the balances of those off-balance sheet managed assets totaled $33,521,508. During the nine months ending September 30, 2001, the Company sold $14,864,351 of participations in insurance agent loans.

       In connection with the recognition of non-cash gains for the servicing benefits of loan participation sales, the present value of future cash flows were recorded as a servicing asset. Components of the servicing asset as of September 30, 2001 follows:

Estimated cash flows from loan servicing fees                          $387,591
Less:
  Servicing Expense                                                   ($144,329)
  Discount to Present VaLUE                                           ($ 66,945)
                                                                      ---------
Carrying Value of Retained Servicing Interest in Loan
  Participations                                                       $176,317

         In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows were recorded as a servicing liabilities. Components of the servicing liability as of September 30, 2001 follows:

Estimated cash flows from loan servicing fees                           $   -0-
Less:
  Servicing expense                                                     $60,068
  Discount to present v                                                ($16,082)
                                                                  -------------
Carrying Value of Retained Servicing Liability in Loan
  Participations                                                        $43,986

         In connection with the recognition of non-cash gains for the interest benefits of loan participation sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities. Components of the interest receivable asset as of September 30, 2001 follows:

Estimated cash flows from interest income                              $336,442
Less:
  Estimated credit losses *                                           ($133,704)
  Discount to present value                                           ($ 31,561)
                                                                  -------------
Carrying Value of Retained Interest in Loan
  Participations                                                       $171,177

* Estimated credit losses from liability on sold recourse loans with balances totaling $8,805,900 on September 30, 2001. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

       The following table presents a summary of various indicators of the credit quality of off-balance sheet recourse loans for the nine months ended September 30, 2001:

For the nine months ended September 30, 2001:
   Net charge offs*                                                  $      -0-
As of September 30, 2001:
   Recourse loans sold                                               $8,805,900
   Estimated credit losses provided for                              $  114,388
   Estimated credit losses to recourse loans sold at period end            1.29%
Estimated Credit Loss Rates:
   Annual basis                                                             .50%
   Percentage of original balance                                          1.29%
Delinquency rates:
   30 to 89 days*                                                             0%
   90 days or more*                                                           0%

* Although no amounts of recourse loans were charged off for the period ending September 30, 2001 and no loans were delinquent 30 days or more as of September 30, 2001, it is likely that loan delinquencies and loan charge offs will occur during the life of the sold recourse loans.

LIQUIDITY AND CAPITAL RESOURCES

       For the nine-month period ending September 30, 2001, net cash of $50,265 was used in operating activities. Cash of $2,806,945 was used to fund an increase in total operating assets which exceeded a $1,807,599 source of cash resulting from an increase in total operating liabilities over the same period. Although the Company's business includes the buying and selling of insurance agencies held in inventory, a $449,580 gain on the sale of inventory was excluded as an operating source of cash because changes in inventory have been classified as an investing activity.

For the nine-month period ending September 30, 2001, net cash of $1,309,420 was used in investing activities. The Company originates loans, most of which are sold to unaffiliated participating lenders, but some of which are invested in the Company's loan portfolio. Additional investments in the Company's loan portfolio used cash of $750,516. The Company also acquires insurance agencies for resale to agents. An additional $441,565 of cash was used as the result of additional investments in agency inventory as the Company acquired insurance agencies for its inventory at a cost of $6,534,390 and sold insurance agencies from its inventory for a total of $6,092,825. If necessary, the Company believes it can increase cash flow from investing activities within a relatively short period of time by liquidating its loan portfolio and agency inventory.

For the nine-month period ending September 30, 2001, net cash of $3,888,194 was provided from financing activities, so the Company's cash balance of $4,212,022 at September 30, 2001 increased by $2,528,509 from $1,683,513 at December 31, 2000, primarily as a result of the Company's financing activities.

The Company had a current ratio (current assets to current liabilities) of 1.54 as of September 30, 2001 compared to 1.00 as of December 31, 2000. The Company has improved its current ratio and increased its cash balances to take advantage of business opportunities such as increasing agency inventory, negotiating seller discounts and attracting suppliers. The improved current ratio and increased cash balances result primarily from a significant increase in long-term debt. The increase in cash balances from December 31, 2000 to September 30, 2001 is approximately the same as the $2,757,350 net increase in long term debt for the same period. The Company's current ratio and cash balances will be adversely affected if agency inventory increases or seller loan balances are prepaid.

       The net balance of Company's goodwill and excess of asset cost over fair value accounts totaled $659,468 on September 30, 2001. The Company's "investments in agencies" account balance of $999,584 represents the cost, or market value if lower, of insurance agencies held in inventory for resale to franchise agents. Although intangible, the Company believes that agency inventory assets differ from other intangible assets, such as goodwill, because agency inventory is held for a relatively short period of time, has a recently demonstrated value and is considered relatively liquid. Including agency inventory, the referenced intangible assets totaled $1,835,369 on September 30, 2001 and, if all of the referenced intangible assets are excluded, the Company's liabilities exceeded assets by $1,421,937 on September 30, 2001. Subsequent to September 30, 2001, the Company has issued an additional $1,671,575 of preferred stock and, as a result, the Company believes that tangible assets currently exceed liabilities. However, if agency inventory increases, then tangible assets may not be exceed liabilities in the future.

       The Company believes that its existing cash, cash equivalents and funds generated from operating, investing and financing activities will be sufficient to satisfy its normal financial needs. Additionally, the Company believes that funds generated from future operating, investing and financing activities will be sufficient to satisfy its future financing needs, including the required annual principal payments of its long-term debt and any potential future tax liabilities.

RELATED PARTY LOANS

As an employment incentive, Brooke Credit Corporation has loaned money to certain employees for the purpose of acquiring the Company's common stock. No loans have been made to non-employees for this purpose. Of the consumer loans at September 30, 2001 and 2000, $191,138.54 and $160,053.47, respectively, have been made to employees for this purpose. With the exception of loan balances totaling $11,787.50, all such loans have been sold to unaffiliated third parties without recourse. The referenced unsold loans of $11,787.50 have been subsequently sold to unaffiliated third parties without recourse. However, because these loan balances of $11,787.50 are reported as assets on the Company's September 30, 2001 balance sheet, corresponding reductions of the Company's assets and Company's equity have been recorded on the Company's recently restated September 30, 2001 financial statements. As a result of the subsequent sale of these loans, the Company's total loss exposure in event of default is zero.

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