Form 10KSB40
period 2001-12-31
BROOKE CORP
filed 2002-04-01
CIK 834408

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

 /X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

 / / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _________________TO _________________

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. /X/

     Issuer's revenues for its fiscal year ending December 31, 2001 were $ 24,587,994.

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

     As of February 28, 2002 the number of shares outstanding of issuer's common stock was 692,968.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (Check One): Yes / /  No /X/

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                            NO.
FORWARD LOOKING STATEMENTS                                                     1

PART I
     ITEM 1    DESCRIPTION OF BUSINESS                                         1
     ITEM 2    DESCRIPTION OF PROPERTY                                        17
     ITEM 3    LEGAL PROCEEDINGS                                              18
     ITEM 4    SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS            18

PART II
     ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS                                                        18
     ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION                                                      19
     ITEM 7    FINANCIAL STATEMENTS                                           28
     ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                            28

PART III
     ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
               ACT                                                            28
     ITEM 10   EXECUTIVE COMPENSATION                                         31
     ITEM 11   SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
               HOLDERS VOTING SECURITIES AND PRINCIPAL HOLDERS                32
     ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                 34
     ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K                               38

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

     The Company provides third-party administration (processing) to independent insurance agents and bank insurance agents using the "Master Agent" program pioneered by the Company. The basic premise of the Company's Master Agent program that agents must outsource administrative activities to a Master Agent that can generate sufficient economies of scale to reduce administrative expenses and increase agent productivity. As such, the Company has developed detailed processing standards for third-party processing by a Master Agent. Administrative and processing services provided by the Company to the agents under the Master Agent program include, but are not limited to, accounting, data maintenance and payment services.

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

     Another aspect of the Master Agent program that the Company believes is advantageous to the agents is the Company's purchasing power. By consolidating purchasing activities, the Company believes that a Master Agent is able to negotiate better commissions and has access to more insurance companies.

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

     BUSINESS HISTORY. The Company was incorporated under the laws of the State of Kansas on January 17, 1986, under the name of Brooke Financial Services, Inc. The Company subsequently amended its articles of incorporation, changing its name to Brooke Corporation. The Company is controlled by Brooke Holdings, Inc., which owned approximately 73.8% of the outstanding common stock of the Company as of December 31, 2001.

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

     From 1996 to 1999 the Company spent significant resources researching and developing the processing standards and marketing plans described herein, which represent the foundation of the Company's Master Agent program. During this period of time, the Company also rewrote its document management and commissions accounting software to accommodate these processing standards and began presentation of document images and commission statements over the Internet. Since 1999 the Company has maintained a web site at www.brookecorp.com, which provides general information about the Company and hyperlinks to other related web sites. In addition, the Company maintains a web site at www.brookeprocessing.com, which the Company utilizes to provide document and commission information to its agents. The contents of such web sites (including any web site connected by hyperlink) are not incorporated into this Annual Report by reference.

     In 1998, the Company developed a sales organization which had a full support staff in each state where the Company conducted operations. The result was the creation of a sales and support organization that was expensive and required more management resources than the Company could afford. In 2000, a regional office approach was adopted to consolidate state office facilities and staff. Regional offices are located in the Kansas City, Dallas, Denver and Nashville metropolitan areas. In 2001, the Company's national office in Overland Park, Kansas was expanded to provide additional marketing support to the Company's regional offices. In 2001, the Dallas regional office opened new customer service centers in Dallas and Brownsville, Texas to assist agents, for an additional fee, in the servicing of their clients. In the first quarter of 2002, the Kansas City regional office opened a new customer service center in Omaha, Nebraska, and the Denver regional office opened a new customer service center in Las Vegas, Nevada. The Nashville regional office opened a new customer service center in Tarpon Springs, Florida during the first quarter of 2002.

     In 2000, the Company purchased Interstate Insurance Group, LTD., a licensed insurance agency which sells insurance programs and "targeted market" policies through the Company's network of agents and through agents not necessarily affiliated with the Company. In 2001, Interstate Insurance Group began merging marketing and other operations of its insurance program activities with the other Company subsidiaries selling insurance program policies. In 2002, Interstate Insurance Group moved its operations to the Company's national office in Overland Park, Kansas.

     Also in 2000, the Company elected to register its common stock under
Section 12(g) of the Securities Exchange Act of 1934, as amended. The Company believes that such registration will, among other things, provide a familiar and consistent format for disclosure to the Company's existing and future shareholders; provide a familiar and consistent format for disclosure to the Company's existing and future holders of bonds issued by the Company's finance company subsidiary; and promote shareholder liquidity by facilitating a possible future listing of the Company's securities on a trading or quotation system, as reporting company status is required in connection therewith.

     During 2001, the Company improved its methods for assisting agencies in transferring agency ownership, which typically resulted in increased agency value and liquidity for those agencies. The Company refers to these methods, or group of activities, as "facilitator" activities and includes, in addition to the lending division established in 1996, separate divisions established in 2001 for business brokerage under the trade name of "Agency Business Brokers" and for agency consulting under the trade name of "Heritage Agency Consultants."

     In the first quarter of 2002, the Company anticipates that it will tailor its franchise disclosures to accommodate agent specialization, using the Master Agent concept, in financial services other than insurance. In the first quarter of 2002, the Company also signed an agreement to acquire a commercial bank and thereby permit its agents to expand into a banking services specialty. Although the Company is scheduled to consummate the bank purchase in 2002, the regulatory approval process is onerous and approval is uncertain.

     In the first quarter of 2002, the Company acquired a property in Phillipsburg, Kansas for renovation into a new processing center facility with increased office space and improved security. The Company expects to move into the renovated facility in 2002.

     BUSINESS STRATEGY. The Company believes that independently owned and operated agencies represent an increasingly popular means for distributing certain insurance and financial services and that the Company's Master Agent concept will become increasingly important to the future success of those agents. As such, the Company expects the demand for its Master Agent services to grow rapidly. Accordingly, if independently owned and operated agencies becomes a more popular means for distributing insurance and financial services, then demand for the Company's ancillary products, such as facilitator and program (brokerage) services, should grow correspondingly.

     The Company is a franchisor and "Master Agent," a concept pioneered by the Company for the sale of insurance through independent agent owners. Some of the primary Master Agent services provided by the Company include commissions accounting, document management, reliable supplier access and brand name recognition. Additionally, the Company acquires agencies for sale to its franchise agents and manages service centers from which franchise agents can operate. Agents and regional suppliers are served from the Company's regional offices. The Company's national office coordinates regional office activities and manages national supplier relationships.

     The independent agency system used by the insurance industry to sell insurance policies appears well suited to sell other financial services primarily because this system provides account ownership to those professionals with the direct, or retail, customer relationship. Agent specialization is a term used by the Company to describe the process of applying the expertise it has acquired from the distribution of insurance to the distribution of other financial services. As it has done for insurance agency owners for many years, the Company intends to provide ownership to other financial services professionals for whom ownership opportunities were not previously available. Accordingly, the Company plans to soon offer franchise agent opportunities for financial services such as banking, lending and securities brokerage.

     The Company's franchise agents are encouraged to share their product expertise by networking with other franchise agents through customer introductions and customer sharing. Networking through customer account brokering is also encouraged, but must be specifically authorized by the Company because, when brokering, those franchise agents with supplier relationships do not sell directly to customers. Categorizing franchise agents by specialty promotes agent networking because the Company believes that franchise agents with different specialties do not typically compete for customers.

     The Company's franchise agents are also encouraged to share facilities, staff and marketing expertise by recruiting subagents, with the same specialty as the franchise agent, to sell exclusively through the franchise agent. As a result of the Company's efforts to legally "carve out" and define a subagent's ownership interest, subagents typically enjoy the same ownership benefits as franchise agents. To control agent quality and ensure supplier approval, all subagent appointments must be authorized by the Company.

     The Company believes that the motivation provided by business ownership will make the Company's franchise agents and subagents more successful. Therefore, the Company's strategy includes facilitating ownership transfers and increasing agency value by lending to agents, consulting with agents and matching agent buyers with agent sellers. The Company believes that its facilitator activities will constitute an increasing share of its overall revenues. Facilitator services are typically sold by the Company in conjunction with an ownership transfer.

     While the Company's Master Agent services do not typically involve any contact with the franchise agent's customers, the Company believes that it can help franchise agents increase agency revenues and profitability by selling directly to their customers in certain circumstances. Therefore, the Company's strategy includes brokering customer accounts for certain niches that are not adequately served by franchise agents. Franchise agents pay to the Company a brokering fee, in addition to Master Agent fees, for these services.

     SERVICES AND PRODUCTS. The Company has three product lines, the first of which is its Master Agent services, which was developed exclusively by the Company and which the Company believes is unique to the insurance and financial services industries. The Company's second line of products is its facilitator services which have recently been redefined to include agency business brokerage and agency consulting in addition to agency lending. The Company's third line of products is its specialty programs, or programs services. Programs services encompass the sale of insurance and financial services by the Company on a brokerage basis, or as a direct supplier, for certain market niches that are not adequately served by agents or suppliers.

     During 2001, the Company did not develop any new product lines, but did significantly revise, expand and redefine its existing product lines. Correspondingly, the Company does not expect to develop any new product lines during 2002, but does expect to continue to enhance its existing product lines as it offers additional financial services specialties to its agents and expands its facilitator and programs activities. As a result, the Company also expects its management and staffing requirements to correspondingly increase.

     The Company's first product line is master agent services. Document management and commissions accounting are an agency's primary administrative functions and may be outsourced to the Company's processing center as part of the services offered through the Master Agent program. Documents and accounting information are presented to the agents by the processing center through the processing center's web site at www.brookeprocessing.com (the contents of which are not incorporated by reference into this Annual Report). The Master Agent program also provides for development of a national brand name for agents and consolidation of agent's purchasing power with insurance companies and other financial services suppliers.

     The Company's second product line is facilitator services, which primarily encompasses the activities associated with the transfer of agency ownership.

     Using the "Collateral Preservation" tools that made the Company's finance company subsidiary a leader in the area of insurance agency lending, the Company's finance company subsidiary also intends to make loans to other financial services professionals so they can also afford the benefits of ownership. To accommodate the unusual collateral characteristics of franchise agent loans, the finance company retains the Company, as Master Agent, to: 1) maintain trust accounts for customer receipts; 2) centrally store collateral (customer files); 3) control supplier relationships; 4) account for and disburse revenues; and, 5) to generally cooperate in preservation and, if necessary liquidation, of collateral.

     The first year of ownership for all business owners is typically the most difficult. As such, "Buyers Assistance Plans" are typically provided to consult with and otherwise assist franchise agents during their first year of ownership. Some of the benefits provided by a Buyers Assistance Plan include: 1) pre-closing inspection reports; 2) marketing plan development; 3) operation analysis consulting; and, 4) cash flow assistance. Buyers Assistance Plans are provided through a subsidiary using the trade name of Heritage Agency Consultants. In addition to providing buyers assistance after an agency is acquired, Heritage Agency Consultants also provides "Buyers Qualification Plans" which prepare and qualify prospective franchise agents for ownership.

     A Company subsidiary, under the trade name Agency Business Brokers, assists franchise and non-franchise agents when they are ready to sell their agencies. Because the selling process is typically more difficult for a non-franchise agent, Agency Business Brokers offers a variety of consulting and brokerage services to non-franchise agents including: 1) agency profiles; 2) commission tabulations; 3) legal agreement examples; and, 4) general sale preparation. Additionally, the Company retains Agency Business Brokers, as its exclusive buyer representative, to find agencies to purchase from non-franchise agents for eventual sale to franchise agents. Representatives of Agency Business Brokers are members of the International Business Brokers Association.

     The Company's third product line is programs services which includes brokerage of insurance for certain underserved market niches and supplying services, on a direct or non-brokerage basis, for which suitable suppliers are not readily available.

     Although franchise agents are encouraged to share expertise by brokering customer accounts through other franchise agents, the Company also offers customer account brokering to franchise agents for certain niches that are not adequately served through agent networking. For instance, a Company subsidiary, doing business as American Interstate Insurance, provides insurance on a brokerage basis to franchise agents for a commercial vehicle niche. The Company actively searches for these niche or "program" opportunities to help franchise agents increase sales.

     The Company prefers to operate as an intermediary because its primary expertise is the distribution, not the underwriting, of insurance and financial services. As such, the Company typically contracts with third party suppliers, such as insurance companies, to provide the services sold by franchise agents. Additionally, the separation or independence of franchise agents from suppliers generally increases agency value. However, if a suitable supplier is not readily available, then the Company may become a direct supplier of insurance and financial services to franchise agents. For instance, the Company may acquire a commercial bank so franchise agents can sell banking services.

     Most of the Company's transactions are currently related to the sale of insurance policies, therefore a typical insurance transaction is described and other characteristics specific to insurance sales are discussed in the following. A typical transaction occurs when an insurance policy is sold by one of the Company's agents and the premium is paid by the customer directly to an insurance company. On a periodic (usually monthly) basis, insurance companies pay commissions to the Company for the sale of insurance policies which the Company records as commission income. The Company then pays a share of sales commissions to its agents which is recorded by the Company as commission expense.

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

     Commission expenses as a percentage of commission income has increased from approximately 64% in 1999 to approximately 70% in 2000 to approximately 77% in 2001, primarily as a result of the following. First, the Company has gradually increased the share of sales commissions paid to agents during the last several years. It is the Company's plan to pay an increasing share of sales commissions to its agents as the Company grows and marginal expenses decrease from economies of scale. Secondly, the Company's commissions from the sale of program or brokered policies by The American Agency, Inc. and Interstate Insurance Group have decreased as a result of the discontinuance of certain insurance programs. The ratio of commission expense to commission income for insurance programs or "targeted market" insurance policies is generally less than from the sale of other insurance policies, therefore a decrease in commissions from insurance programs increases the ratio of commission expense to commission income.

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

     CUSTOMERS. The Company's customers are typically entrepreneurial individuals with experience in the sale of insurance or financial services and a desire to be business owners. Because the Company's revenues are currently derived almost exclusively from insurance sales, the Company's customers have historically been independent insurance agents. The Company currently sells insurance through over 150 agencies that employ or retain over 375 agents in the States of Arizona, Colorado, Florida, Illinois, Iowa, Kansas, Louisiana, Missouri, Nebraska, Nevada, Oklahoma, Texas, and Utah. However, if the Company is successful in its plans to sell financial services through independent agents specializing in banking, lending or securities then, in the future, the Company's customers may include individual bank employees, loan brokers and securities brokers.

     The Company's Master Agent services, facilitator services and program services have historically been sold to agents with an insurance specialty. However, in the future, these product lines will also be available to agents that specialize in the sale of financial services other than insurance.

     Although a number of the Company's current customers are bank owned insurance agents, such agents represent a relatively small portion of the Company's overall commissions because they are generally agents from small banks in small communities. With the passage of the Financial Services Modernization Act, the Company had anticipated that larger banks would engage in the business of selling insurance and become a larger share of the Company's customers, especially for its Master Agent services. Although this may occur in the future, the Company did not experience an increase in bank owned insurance agents in 2001.

     INSURANCE MARKET. Most of the Company's revenues result from sales of insurance policies. Although the Company's revenues are comprised primarily of the sales commission portion of insurance premiums, most industry analysis is based on premiums. Based on typical sales commission rates, the Company has estimated that its gross annualized premiums will be $275 million to $300 million for the year 2002. According to the Insurance Information Institute, insurance premiums in the United States totaled approximately $735 billion in 2000, which was approximately 8.5% more than in 1999. Premiums in the property and casualty sector totaled approximately $299.6 billion and life and health premiums totaled approximately $435.4 billion. The Company's agents sell insurance to both personal and commercial customers; however, as a group, the agents sell more commercial insurance than personal insurance.

     COMPETITION. Because the Company's Master Agent product line is relatively unique, the Company is unaware of any significant direct competitors in the United States for the Master Agent services that are offered to independent agents.

     With regards to the Company's Master Agent services that are marketed to agents specializing in insurance, the Company is aware of insurance agency competitors that have "vested producer" programs, but it is not aware of any such competing insurance agencies that structure their relationship in a manner that facilitates the transfer of vested ownership interests to third parties to the extent that the Company does. The Company believes that the easier and safer that ownership transfers become, the more that agency liquidity and value are likely to increase. The Company is also aware of insurance company principals, or suppliers, that offer Master Agent type services to insurance agents but, to the best of the Company's knowledge, such services do not allow agents exclusive agency ownership and/or require that such agents sell exclusively for one insurance company. Also, insurance company suppliers sometimes offer assistance to agents' policyholders that have purchased policies from their specific insurance company. However, there does not appear to be a service, such as the Company's Master Agent services for insurance specialists, that attempts to provide a comprehensive solution to the efficiency problems encountered by independent insurance agents.

     Competitors for Master Agent services that the Company intends to eventually market to agents specializing in banking services include the banking subsidiaries of major insurance company suppliers, such as State Farm Insurance Company's bank. However, most banking services continue to be sold by employees of commercial banks so the distribution of banking services is typically made directly by the banking institution, or supplier, instead of through an agent intermediary. As such, the number of competitors for Master Agent services to agents specializing in banking appears limited.

     Although agents specializing in loan brokerage would compete with a large number of independent loans brokers, finance companies and other lending institutions, the Company is not aware of any significant competitors that offer the type of Master Agent services that the Company intends to eventually market to agents specializing in loan brokerage. Correspondingly, agents specializing in securities brokerage would compete with a large number of independent securities brokers and securities dealers. However, the Company is not aware of any significant competitors that offer the type of Master Agent services that the Company intends to eventually market to agents specializing in securities brokerage.

     The Company's programs product line is not unique and therefore generally has much more competition for the sale of programs services, especially insurance programs, than it does for the sale of services included in its Master Agent product line. All of the Company's programs are oriented to insurance specialists and the Company currently has no plans to offer any programs other than insurance programs. Many independent insurance agents and insurance brokers have developed insurance programs for specific market niches and provide significant competition. However, those that purchase the Company's Master Agent services are considered by the Company to be a receptive audience for the Company's insurance programs which the Company believes gives it a significant advantage within its Master Agent organization.

     Competitors to the Company's facilitator product line are wide, varied and formidable. Because virtually all of the Company's facilitator activities have been related to agents specializing in insurance, the following discussion regarding competition for facilitator services focuses on competitors with an expertise in insurance and a limited number of competitors that have developed expertise in the Company's primary facilitator services of lending to insurance agents, consulting with insurance agents and matching insurance agency buyers with sellers.

     The competition for agency loans comes primarily from banks and other traditional lenders, many of which are larger and have more resources than that of the Company. However, the Company is not aware of any lenders that have developed the comprehensive legal and lending standards that are required to protect and preserve the intangible assets that serve as collateral for agency loans originated by the Company. Additionally, as previously noted, the Company's Master Agent services are critical to collateral preservation.

     The competition for consulting with insurance agent buyers and sellers comes from management consulting firms, accounting firms and legal firms. There are several competitors that specialize in insurance agent consulting, although the Company is not aware of any competitors that dominate this market.

     The competition for matching insurance agency buyers and sellers comes primarily from business brokers and investment bankers. There are several business broker competitors that specialize in insurance agency brokerage, but to the best of the Company's knowledge, most generally serve a limited local market. The Company is aware of at least two larger investment banking firms that specialize in this area and serve a national market.

     SALES AND MARKETING. Most of the Company's marketing activities are currently conducted from its Kansas City, Dallas, Nashville, or Denver regional offices. However, certain marketing activities are also conducted from the Company's national office.

     The Company's regional franchise sales personnel, in coordination with the Company's national office, market the Company's Master Agent services, under the trade name of Brooke Insurance and Financial Services, to independent agents using a description of "franchise agents" because, as a part of the Master Agent program, agents use a common trade name and share many other characteristics of a franchise relationship. Accordingly, the Company discloses information relating to the Master Agent program to prospective agents using the Uniform Franchise Offering Circular format. Franchise sales personnel currently market Master Agent services to agents that specialize in insurance. However, franchise sales personnel are expected to eventually market Master Agent services to agents that specialize in other financial services.

     Those agents that share their expertise by networking with other franchise agents are identified by the Company as "broker agents." Broker agents provide expertise in a specific industry niche to other agents, typically franchise agents that purchase the Company's Master Agent services. Additional revenues are created for the Company because Master Agent services are sold to both the franchise agent and the broker agent.

     In the spirit of multilevel sales organizations, the Company encourages its franchise agents to recruit subagents to purchase Master Agent services through franchise agents. Franchise agents can build a sales organization of subagents and, because of growth and size bonuses, receive a larger share of commissions from the Company.

     The Company's regional programs sales personnel, in coordination with the Company's national office, market the Company's programs services under several trade names including: American Interstate Insurance Agency, American Insurance Agency, American Heritage Insurance Agency and Brooke Life and Health Insurance. Programs sales personnel sell insurance policies to franchise agents through agent brokers that have purchased the Company's Master Agent services. Program sales personnel also sell insurance policies directly to franchise agents for market niches not adequately served through agent brokers.

     The Company's regional agency sales personnel, in coordination with the Company's national office, market the business brokerage segment of the Company's facilitator services, under the trade name of Agency Business Brokers, to franchise and non-franchise agent sellers. The Company's national office personnel market the lending segment of the Company's facilitator services, under the trade name of Brooke Credit Corporation, to franchise agent borrowers. The Company's national office personnel also market the consulting segment of the Company's facilitator services, under the trade name of Heritage Agency Consultants, to franchise agent buyers.

     EMPLOYEES. The Company currently employs a total of approximately 152 employees of which a significant number are temporary employees employed by the processing center. On a full-time equivalency basis (those employees who regularly work 37.5 hours or more per week), the Company employs approximately 100 individuals.

     SUPPLIERS. Most of the Company's revenues currently result from sales of insurance policies so the Company's primary suppliers are insurance companies and the Company has agency relationships with a large number of insurance companies. The Company has direct agency relationships with five of the leading writers of commercial insurance in the United States. The Company's largest suppliers include Safeco Insurance Company, Allied Insurance Company, Employers Mutual Companies, Columbia Insurance Company and Allstate Insurance Company. The Company has entered into agency agreements with each of the suppliers listed above.

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

     The Company's finance company subsidiary's lending activities are targeted to businesses and are generally unregulated. Although the Company does not typically make consumer loans, the Company's finance company subsidiary is licensed as a consumer finance company by the States of Kansas and Nebraska. The Company's franchising activities are also regulated, to a certain extent, by the Federal Trade Commission and state regulators. If the Company is successful in its plans to acquire a bank, then the Company's banking activities will be regulated by the Federal Reserve, the Federal Deposit Insurance Corporation, and the Kansas Banking Department. As a reporting company, the Company's reporting activities are regulated by the Securities and Exchange Commission. Offerings of the Company are subject to provisions of the Kansas Securities Act and regulations administered and enforced by the Office of the Securities Commissioner of Kansas and are also subject to provisions of the Securities and Exchange Commission. The Company believes that it is currently in compliance with all state and federal regulations to which it is subject and is unaware of any pending or threatened investigation, action or proceeding by any state or federal regulatory agency involving the Company.

     CORPORATE STRUCTURE. All of the Company's subsidiaries are 100% owned and controlled by the Company. With the notable exceptions of Brooke Credit Corporation, The American Agency, Inc., and American Heritage, Inc., all of the Company's subsidiaries are held primarily for regulatory licensing and insurance company contracting purposes. Other than Brooke Credit Corporation and Brooke Bancshares, Inc., the subsidiaries' financial statements are not separately prepared. Brooke Credit Corporation, a Kansas corporation, is a licensed finance company that originates loans primarily to the Company's agents. Separate financial statements are regularly prepared for Brooke Credit Corporation, and Brooke Credit Corporation borrows money in its own right primarily through the issuance of bonds.

     The Company's other subsidiaries include:

BROOKE LIFE AND HEALTH, INC., is a licensed insurance agency that sells life and health insurance programs through the Company's network of franchise agents, subagents, and insurance producers.

BROOKE AGENCY, INC., is a licensed insurance agency that sells property and casualty insurance through the Company's network of franchise agents, subagents, and insurance producers.

BROOKE INVESTMENTS, INC., may offer insurance annuities and mutual funds for sale through the Company's network of franchise agents, subagents, and insurance producers. Brooke Investments, Inc. will determine whether registration as a broker-dealer is required and will register, if required, before investment services and securities are offered.

INTERSTATE INSURANCE GROUP, LTD, is a licensed insurance agency that sells insurance programs and "targeted market" policies through the Company's network of agents and through agents not necessarily affiliated with the Company under the trade name of American Interstate Insurance Agency.

THE AMERICAN AGENCY, INC., consults with agent sellers and brokers agency sales under the trade name of Agency Business Brokers. This subsidiary is also a licensed insurance agency that sells insurance programs and "targeted market" policies through the Company's network of agents and through agents not necessarily affiliated with the Company under the trade name of American Insurance Agency and American Interstate Insurance Agency.

THE AMERICAN HERITAGE, INC., consults with and otherwise assists agent buyers under the trade name of Heritage Agency Consultants. This subsidiary is also a licensed insurance agency that sells insurance programs and "targeted market" policies through the Company's network of agents and through agents not necessarily affiliated with the Company under the trade name of American Heritage Insurance Agency.

BROOKE CORPORATION OF NEVADA, is a licensed Nevada insurance agency that sells insurance through the Company's network of franchise agents, subagents, and insurance producers. This subsidiary may also sell the programs and "targeted market" policies in Nevada through the Company's network of agents and through agents not necessarily affiliated with the Company.

BROOKE BANCSHARES, INC., was incorporated in January of 2002 for the specific purpose of acquiring and owning one or more commercial banks that will distribute banking services and products through the Company's agents. If the Company is successful in acquiring a bank, then this subsidiary will become a bank holding company as defined in the Bank Holding Company Act of 1956, as amended.

     For licensing purposes, the Company also controls First Brooke Insurance and Financial Services, Inc., which is a Texas corporation owned by both resident and non-resident licensed Texas insurance agents, but is controlled by the Company through a contractual arrangement.

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

     AGENCY COLLATERAL. The Company makes loans to agents primarily for the purpose of agency acquisition and which are secured by, among other things, insurance and other agency assets. Agency assets in some cases are intangible, and the value of such assets may rapidly deteriorate if borrowers do not adequately serve their customers or if the services offered are not competitively priced. Reduction in the value of the agency's assets would result in a reduction of the value of the Company's secured interest. This could result in these loans being under secured which could adversely affect the Company in the event of default on such loans.

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

     DEPENDENCE ON PROFESSIONAL LIABILITY CARRIER. Without professional liability insurance, it is unlikely that the Company can continue its relationships with its major suppliers. Although the Company has a good claims history and believes it has a good relationship with its professional liability insurance carrier, termination of the Company's professional liability insurance policy may adversely impact the Company's financial prospects.

     BANK OBLIGATIONS AND REGULATIONS. As the parent company of Bancshares, the Company could be required to inject significant additional capital into any bank owned by Bancshares in the event such bank experiences adverse financial results, has a financial condition deemed unacceptable by its regulators, or is the subject of an unsatisfactory review. Furthermore, in addition to being required to inject additional significant capital, such adverse financial results, unacceptable financial condition or unsatisfactory audit could result in the Company being subject to increased regulatory scrutiny and/or increased restrictions on the conduct of its business which could decrease the Company's profitability or otherwise have an adverse effect on the Company's condition.

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

     DEPENDENCE UPON MANAGEMENT. The Company is dependent upon the continued services of senior management, particularly the services of Robert D. Orr, Leland G. Orr and

Michael Hess. The loss of the services of any of these key personnel, by termination, death or disability, could have a material adverse affect on the Company.

     CONTROL BY BROOKE HOLDINGS, INC. Through their ownership in Brooke Holdings, Inc., Robert D. Orr, Leland G. Orr, and Michael Hess control all aspects of the Company and, even if all shares of Preferred Stock are converted into common stock, will be in a position to elect all of the directors of the Company.

     BOND REPAYMENT. Loans made by Brooke Credit Corporation are usually amortized for a period of 10 years. If, as expected, the Company funds an increasing portion of its loan portfolio with bonds maturing in 4 years or less, then the company will be adversely effected if the Company's finance company subsidiary does not have alternative sources of funds to repay bonds as they mature.

     GOVERNMENT REGULATION. The activities of the Company are subject to comprehensive regulation including regulation in the various states in which it does business. The success of the Company will depend in part upon its ability to satisfy such regulations and to obtain and maintain all required licenses and permits.

ITEM 2    DESCRIPTION OF PROPERTY

     The Company's principal executive offices are located at 10895 Grandview Drive, Building 24, Suite 250, Overland Park, Kansas 66210 and its telephone number is (913) 661-0123. In addition to serving as the executive offices of the Company, this facility also functions as the Company's national sales office and as the Kansas City regional sales offices. The facility consists of over 6,000 square feet of office space, leased for $12,754 per month. The lease expires on December 31, 2003.

     The Company also maintains a processing center and three additional regional offices. The processing center is located in Phillipsburg, Kansas, and consists of 6,000 square feet of office space. With respect to the processing center, the Company has a year-to-year lease that is renewable at its option that provides for lease payments of $2,500 per month, subject to annual adjustments. The Company recently announced its plans to move its processing center to a larger more modern facility in Phillipsburg, Kansas. The Company anticipates the move to occur in the second or third quarter of 2002. The new processing center will consist of approximately 22,000 square feet. Total project costs for the acquisition and renovation are estimated between $850,000 and $900,000. Most of the project will be funded with an $825,000 industrial revenue bond issue which the Company is required to repay.

     Three additional regional offices are located in Dallas, Texas, Colorado Springs, Colorado and Nashville, Tennessee. The Denver regional office located in Colorado Springs, Colorado is subject to a lease payment of $2,478 per month. The lease on the Colorado Springs facility will expire on February 28, 2005. The Nashville regional office located in Nashville, Tennessee is subject to a lease payment of $3,925 per month. The lease on the Nashville facility will expire on May 31, 2002 and is automatically renewable. The Dallas regional office located in Dallas, Texas is subject to a lease payment of $3,928.16 per month. The lease on the Dallas facility will expire on June 30, 2003.

     Management believes that the Company's facilities will be adequate for current and proposed operations. In management's opinion, adequate insurance has been purchased for each of the Company's properties.

ITEM 3    LEGAL PROCEEDINGS.

     None.

ITEM 4    SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     There is no public trading market for the Company's securities. As of March 1, 2002, the number of record holders of the Company's common stock was 178. These numbers do not include an indeterminate number of stockholders whose shares are held by brokers or "nominees" or in street name. The Company estimates that there are 183 beneficial owners of its common stock. During the last two fiscal years, the Company paid quarterly dividends in the amount of $0.06 per share of common stock.

     RECENT SALES OF UNREGISTERED SECURITIES. During 2001, the Company sold 73,650 shares of its 2002 Preferred Stock at twenty-five dollars a share. The 2002 Preferred Stock was offered only to Kansas residents on a "best efforts basis" by authorized employees of the Company in an offering exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 3(a)(11) of the Act and Rule 147 promulgated by the Securities Exchange Commission thereunder. The offering commenced on February 27, 2001. Holders of the 2002 Preferred Stock are entitled to receive quarterly cumulative dividends at a rate of 10% per annum payable. After amounts have been distributed to the holders of the Company's convertible preferred stock, the holders of the 2002 Preferred Stock, upon liquidation or dissolution of the Company, are entitled to be paid an amount equal to $25 for each share of 2002 Preferred Stock not converted to common stock, before any amount may be paid to holders of the Company's common stock. Each share of 2002 Preferred Stock may be converted by the holder into one share of the Company's common stock at anytime prior to April 1, 2002. The Company has the option to redeem its 2002 Preferred Stock at anytime after April 1, 2002 by paying $27.50 for each share of 2002 Preferred Stock held. The holders of 2002 Preferred Stock have no right to proceed against the Company for unpaid dividends unless and until the same are declared by the Company.

     The Company did not sell any unregistered equity securities, other than the 2002 Preferred Stock during the years 1999, 2000 and 2001.

ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     GENERAL. Although the Company plans to eventually market its Master Agent, facilitator and programs services to other financial services professionals, currently virtually all of the Company's financial activity results from insurance sales or lending to insurance agents. As such, management has organized a portion of its discussion and analysis into an insurance agency segment and a finance company segment.

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

The Company's finance company generates most of its revenues from interest margins resulting from the origination of loans to the Company's agents and from gains on the sale of agent loan participations. The finance company funds its loan portfolio primarily through the sale of loan participation interests to other lenders and the sale of bonds to investors. Covenants related to the issue of bonds by the finance company restrict the payment of dividends by the finance company subsidiary.

     RESULTS OF OPERATIONS. The Company's consolidated results of operations have been significantly impacted by the Company's expansion in 1999 and 2000. The Company's results have also been significantly impacted as a result of the $1,200,000 write off of intangible assets associated with the acquisition of Interstate Insurance Group, LTD, because cash flow projections indicated that the intangible asset was not recoverable. The Company incurred a net profit of $864,866 or $1.15 per share in 2001, compared to a net loss in 2000 of $1,081,298 or $1.57 per share and a net loss in 1999 of $78,108 or $0.12 per share.

     Total Company operating revenues increased to $23,986,447 in 2001 from $14,057,770 in 2000 and $9,142,397 in 1999. This represents an increase in total operating revenues of approximately 70.6% in 2001, approximately 53.8% in 2000 and approximately 16.7% in 1999. The increase in 2001 operating revenues is primarily attributable to an increase in insurance commissions. However, fees from consulting and other facilitator activities also increased significantly.

     Expenses, including payroll expenses, generally increased as a result of the Company's continued expansion. Payroll expenses increased $1,355,098 in 2001, $921,536 in 2000 and $355,905 in 1999. This represents an increase in actual payroll expenses of approximately 49.1% in 2001, approximately 50.2% in 2000 and approximately 24.0% in 1999. Payroll expenses, as a percentage of total operating revenue, decreased to approximately 17.1% in 2001 from approximately 19.6% in 2000 and approximately 20.1% in 1999.

     Other operating expenses increased $532,322 in 2001, increased $485,461 in 2000 and decreased $103,202 in 1999. As such, operating expenses increased approximately 36.5% in 2001, increased approximately 49.9% in 2000 and decreased approximately 9.6% in 1999. The increase in other operating expenses during 2000 and 2001 is primarily the result of opening additional regional offices and other expansion related expenses. Other operating expenses as a percentage of total operating revenue were approximately 8.3% in 2001, approximately 10.4% in 2000 and approximately 10.6% in 1999.

     Interest expense increased $128,221 or approximately 33.3% in 2001, increased $64,396 or approximately 20.1% in 2000 and decreased $24,302 or approximately 7.1% in 1999. This interest expense comparison excludes participating interest expense paid by the Company's finance company because it is recorded as a reduction from interest income. However, this interest expense comparison includes bond interest expense paid by the Company's finance company subsidiary and an increase in bond payables is one of the primary reasons that the Company's interest expense increased in 2001.

     Amortization expense increased $79,321 or approximately 66.0% in 2001, increased $431 or 0% in 2000 and decreased $22,330 or approximately 15.7% in 1999. Amortization expense increased in 2001 primarily as a result of the Company's reclassification of its investment in Brooke Life and Health, Inc. and amortization of the Company's servicing asset.

     Depreciation expense decreased $44,442 or approximately 15.6%, increased $25,591 or approximately 9.8% in 2000 and increased $31,974 or approximately 14.0% in 1999.

     As a result of the write off of intangible assets associated with the acquisition of Interstate Insurance Group, LTD, revenues of $93,877 were recorded in 2001 to reflect debt extinguishment resulting from reductions in the Interstate purchase price for net commission deficiencies. Revenues from additional extinguishments of Interstate's debt are expected in future years.

     INCOME TAXES. The Company's effective tax rate on income was 34.0% in 2001, 34.0% in 2000 and 34.0% in 1999. The Company has recorded a deferred tax asset of $714,529 as of December 31, 2001. Based on the Company's profitability in 2001 and management's projections of continued profitability in 2002, the Company expects the deferred tax asset to be fully realized.

     INSURANCE AGENCY SEGMENT. As a result of the Company's expansion, insurance commission income increased $7,144,152, or approximately 52% in 2001, $4,996,347 or approximately 57.1% in 2000 and $1,317,107 or approximately 17.7% in 1999. Commissions expense paid to the Company's agents increased $6,730,971 or approximately 70.9% in 2001, $3,737,943 or approximately 65.0% in 2000 and $1,620,787 or approximately 39.2% in 1999. Commissions expense paid to agents increased at a faster rate than insurance commission income because the Company has gradually increased the share of sales commissions paid to agents and because a smaller share of the Company's insurance commissions result from the sales of "targeted market" policies for which the commission rates paid to agents are generally less.

     The Company expects increasing revenue from its activities as a facilitator of insurance agency purchases by its agents. These activities include gains from the sale of agencies held in inventory, fees from buyer's assistance consulting, buyer's finder fees and seller's discounts. Due to expansion of insurance agency operations, operating revenue from facilitator related activities increased to $2,716,053 in 2001 from $17,500 in 2000 and $268,759 in 1999. Facilitator revenue during 2001 was comprised of $450,000 from finders fees, $676,503 from the sale of agencies held in inventory and $1,589,550 from buyer's assistance fees. Facilitator revenues in 2000 and 1999 resulted entirely from the sale of agencies held in inventory.

     The Company provides consulting, marketing and cash flow assistance to agency owners during the first year of agency ownership through a buyers assistance plan. During 2001, the Company adopted a revenue recognition accounting policy that allocated the total buyers assistance fees received from agents to each of the services provided by the Company and provided for recognition of fees as revenues when a particular service is performed. Because many services (inspection reports, operations analysis, marketing plan development) are provided by the Company before, or within thirty days after, payment of buyers assistance fees, approximately 58% of buyers assistance fees are immediately recognized as revenue. An additional 20% of buyers assistance fees are recognized during the first year of agency ownership leaving approximately 22% of buyers assistance fees to be recognized as revenues after the twelve month plan expires. Unearned buyers assistance fees were $928,232 at December 31, 2001.

     Profit sharing commissions, or the Company's share of insurance company profits on policies written by the Company's agents, were $704,505 in 2001, $418,618 in 2000 and $687,856 in 1999. Profit sharing commissions were approximately 3.4%, 3.0% and 7.9% of total insurance commissions income for the years 2001, 2000 and 1999, respectively. During 2001, the Company adopted a "cash basis" revenue recognition accounting policy for profit sharing commissions.

     For performance comparisons of insurance agency operations, the Company typically analyzes operating profits and operating profit margins. Operating profits for the Company's insurance agency operations are defined by management as insurance related earnings before interest, taxes, depreciation and amortization. Operating profit margins are defined as insurance related operating profits as a percentage of insurance related revenues. The Company typically expects operating profit margins, including profits from its facilitator services, from insurance agency operations in excess of 10%. The Company's insurance related operating profits were $1,291,834 in 2001, ($1,136,813) in 2000 and $463,039 in 1999 resulting in operating profit margins of approximately 5.5%, (8.3%) and 5.1% respectively. The operating losses in 2000 were primarily attributable to a one-time expense of $1,200,000 associated with the write off of the Company's investment in Interstate Insurance Group. Excluding the Interstate write off, operating profits margins increased in 2001 primarily as a result of the Company's expansion of insurance agency operations, especially its facilitator services.

     In 2001, the Company's changed its revenue recognition policy to reduce insurance commission income by the estimated amount of commission refunds resulting from future policy cancellations. A corresponding liability has been accrued in the amounts of $296,842 and $233,566 as of December 31, 2001 and 2000, respectively.

     On December 31, 2001 receivables related to insurance operations increased by $1,996,192 or approximately 85.6% compared to an increase in total insurance commissions of approximately 52.0% from December 31, 2000. Insurance receivables increased at a faster rate than revenues partially as a result of an increase in agent billed policy activity and an increase in the level of insurance commission advances made to agents. Contrary to policies billed directly by insurance companies, a receivable for the entire policy premium is recorded for agent-billed policies.

     FINANCE COMPANY SEGMENT. Finance company operations consist primarily of lending to insurance agents. Agent loans are typically annually adjustable rate loans made for the purpose of acquiring insurance agencies. Total interest income was $3,875,933 in 2001, $1,878,053 in 2000 and $915,400 in 1999,
resulting in annual increases of approximately 106%, 105% and 107% respectively. The increase in total interest income results primarily from an increase of loan receivables to $37,943,469 in 2001 from $21,250,815 in 2000 and $10,675,271 in
2000.

     The net interest margins and gross servicing income on the Company's loan portfolio for 2001 was $418,226 compared with $289,190 in 2000 and $118,905 in 1999. The increase in net interest margins and gross servicing income is primarily the result of a larger loan portfolio and the resulting loan participation sales. When analyzing the impact that net interest margins and gross servicing income have on the Company's overall finance company operations, consideration should be given to amortization of the Company's servicing asset and subsequent adjustments to the Company's interest receivable asset referenced in the following discussion on loan participation sales.

     As part of its finance company's operations, the Company typically sells most of the insurance agent loans it originates to participating lenders. As such, gains or losses were recognized, loans were removed from the balance sheet and residual assets, representing the present value of future cash flows, were recorded. Loan participation sales have made a significant impact on the Company's financial condition and results of operations. The following discussion describes this impact on the Company's Consolidated Statements of Income, Consolidated Balance Sheets and the credit quality of the off-balance sheet loans sold with recourse.

     In all sales of participations in insurance agent loans, the Company retains servicing responsibilities for which it typically receives annual servicing fees ranging from .25% to 1.375% of the outstanding balance. A gain is recognized immediately upon the sale of a loan participation when the annual servicing fees exceed the cost of servicing, which is estimated at .25% of the outstanding loan balance. In those instances whereby annual service fees received by the Company are less than the cost of servicing, a loss is immediately recorded. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions. The net gains from loan servicing totaled $304,781 in 2001, which included gains from servicing benefits of $355,982 and losses from servicing liabilities of $51,201. No such gains or losses were recorded in prior years.

     In addition to loan servicing fees, the Company often retains interest income when participations in insurance agent loans are sold. The Company records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans. The Company's right to interest income is not subordinate to the investor's interests and the Company shares interest income with investors on a prorata basis. Although not subordinate to investor's interests, the Company's retained interest is subject to credit and prepayment risks on the transferred financial assets. In those instances whereby the Company provides recourse, a loss is recorded based on a present value calculation of future cash flows of the underlying loans. The net gains from interest benefits totaled $202,889 in 2001, which included gross gains from interest benefits of $372,311 and losses from recourse liabilities of $169,422. No such gains or losses were recorded in prior years. Gains from servicing and interest benefits are typically non-cash gains as the Company receives cash equal to the amount of loans sold.

     Underlying assumptions used in the initial determination of future cash flows on the participation loans accounted for as sales include the following:

                                      2001
                            Agency Loans (Adjustable)  Agency Loans (Fixed-Rate)
Prepayment speed*                         10%                       10%
Weighted average life*                100.68 months                N/A
Expected credit losses*                  .50%                      .50%
Discount Rate*                           8.5%                    11.00%

* Annual rates

     Gain-on-sale accounting requires management to make assumptions regarding prepayment speeds and credit losses for the participated loans. The performances of these loans are extensively monitored, and adjustments to these assumptions will be made if necessary.

     The impact from the sale of loan participations can be seen in several areas of the Company's balance sheet. The most significant has been the removal of insurance agent loans that the Company continues to service. On December 31, 2001, the balances of those off-balance sheet managed assets totaled $34,699,956. During the year ended December 31, 2001, the Company sold $21,355,326 of participations in insurance agent loans.

     In connection with the recognition of non-cash gains for the servicing benefits of loan participation sales, the present value of future cash flows were recorded as a servicing asset. Components of the servicing asset as of December 31, 2001 were as follows:

Estimated cash flows from loan servicing fees                          $ 607,636
Less:
 Servicing Expense                                                      (202,569)
 Discount to Present Value                                              (111,791)
                                                                       ---------
Carrying Value of Retained Servicing Interest in Loan Participations   $ 293,276

     In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows were recorded as a servicing liabilities. Components of the servicing liability as of December 31, 2001 were as follows:

Estimated cash flows from loan servicing fees                           $      0
Less:
 Servicing expense                                                        58,917
 Discount to present value                                               (16,657)
                                                                       ---------
Carrying Value of Retained Servicing Liability in Loan Participations   $ 42,260

     In connection with the recognition of non-cash gains for the interest benefits of loan participation sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities. Components of the interest receivable asset as of December 31, 2001 were as follows:

Estimated cash flows from interest income                              $ 436,375
Less:
 Estimated credit losses *                                              (205,878)
 Discount to present value                                               (46,085)
                                                                       ---------
Carrying Value of Retained Interest in Loan Participations             $ 184,412

* Estimated credit losses from liability on sold recourse loans with balances totaling $10,123,323 on December 31, 2001. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

     The following table presents a summary of various indicators of the credit quality of off-balance sheet recourse loans for the year ended December 31, 2001:

For the year ended December 31, 2001:
 Net charge offs*                                                   $    0
As of December 31, 2001:

 Recourse loans sold                                                $ 10,123,323
 Estimated credit losses provided for                               $    169,422
 Estimated credit losses to recourse loans sold at period end               1.67%
Estimated Credit Loss Rates:
 Annual basis                                                               0.50%
 Percentage of original balance                                             1.54%
Delinquency rates:
 30 to 89 days*                                                              0.0%
 90 days or more*                                                            0.0%

* Although no amounts of recourse loans were charged off for the period ending December 31, 2001 and no loans were delinquent 30 days or more as of December 31, 2001, it is likely that loan delinquencies and loan charge offs will occur during the life of the sold recourse loans.

     LIQUIDITY AND CAPITAL RESOURCES. The balances of the Company's cash and cash equivalents were $4,787,869, $1,683,513 and $1,902,545 at December 31,
2001, 2000 and 1999 respectively. The Company's current ratios (current assets to current liabilities) were 1.61, 1.01 and 2.04 at December 31, 2001, 2000 and 1999 respectively. The increase of the Company's cash and current ratio from 2000 to 2001 is primarily due to an increase in long term debt, particularly bond payables and seller financing. The Company has improved its current ratio and increased its cash balances to take advantage of business opportunities such as increasing agency inventory, negotiating seller discounts and attracting suppliers. Correspondingly, the Company's current ratio and cash balances will be adversely affected if agency inventory increases or seller loan balances are prepaid.

     The Company's cash and cash equivalents increased a total of $3,104,356 from December 31, 2000 to December 31, 2001. During 2001, net cash of $635,538 was used in operating activities. Cash of $3,125,938 was used to fund an increase in total operating assets that exceeded a $1,930,036 source of cash resulting from an increase in total operating liabilities during the same period. The increase in operating assets exceeded the increase in operating liabilities largely as a result of an $895,222 increase of receivables due from agents for agent billed insurance policies, but not yet billed to the agent by the Company, as compared to a $289,837 increase of the corresponding operating liability due by the Company to insurance company suppliers. Although the Company's business includes the buying and selling of insurance agencies held in inventory, a $676,503 gain on the sale of inventory was excluded as an operating source of cash because changes in inventory have been classified as an investing activity. During 2001, net cash of $3,238,299 was used in investing activities. The Company originates loans, most of which are sold to unaffiliated participating lenders, but some of which are invested in the Company's loan portfolio. Additional investments in the Company's loan portfolio used cash of $2,962,270. The Company also used cash for the purpose of acquiring $232,790 in property and equipment. The Company also acquires insurance agencies for resale to agents. An additional $43,239 of cash was used as the result of additional investments in agency inventory as the Company acquired insurance agencies for its inventory at a cost of $10,674,687 and sold insurance agencies from its inventory for a total of $10,631,448. If necessary, the Company believes it can increase cash flow from investing activities within a relatively short period of time by liquidating its loan portfolio and agency inventory. During

2001, net cash of $6,978,193 was provided from financing activities with most of the cash provided by net bond issuances of $3,800,000 and net long term debt advances of $1,181,374.

     The Company's cash and cash equivalents decreased $219,032 from December 31, 1999 to December 31, 2000. During 2000, $400,299 in cash was used to fund operating activities. From the remaining cash amount and from the cash provided by the Company's financing activities, $259,885 was used to increase insurance agency inventory, $404,147 was used for fixed asset additions, $171,636 was used for payment of dividends, $487,223 was used to decrease short term borrowings and $2,390,075 was used for payments on long term debt.

     The Company's cash and cash equivalents increased $619,812 from December 31, 1998 to December 31, 1999. During 1999, $1,394,097 in cash was used to fund operating activities. From the remaining cash amount, the net cash provided by a decrease of insurance agency inventory and the cash provided by the Company's financing activities, $370,318 was used for fixed asset additions, $171,636 was used for payment of dividends, $150,756 was used to decrease short term borrowings and $1,071,389 was used for payments on long term debt.

     The Company's other assets totaled $1,728,700 on December 31, 2001. Included in this total of other assets are intangible accounts such as goodwill, excess of cost over fair value of net asset, deferred tax assets and servicing assets. If the Company's other assets are excluded from the Company's total assets, then the Company's total liabilities exceeded its total assets by $876,826 on December 31, 2001. Subsequent to December 31, 2001, the Company issued an additional $1,229,671 of its preferred stock. As such, if the Company's other assets are excluded from the Company's total assets, but the subsequently issued preferred stock is included with the Company's total assets, then the Company's assets would exceed liabilities by $352,845.

     The Company's "investments in agencies" account balance of $867,320 represents the cost, or market value if lower, of insurance agencies held in inventory for resale to franchise agents. Although intangible, the Company believes that agency inventory assets differ from other intangible assets, such as goodwill, because agency inventory is held for a relatively short period of time, has a recently demonstrated value and is considered relatively liquid.

     The Company has a line of credit loan with a banking institution under which $960,000 (the maximum amount available for borrowing) was outstanding at December 31, 2001. This loan maturity date is January 15, 2003.

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

     RELATED PARTY LOANS. As an employment incentive, Brooke Credit Corporation has loaned money to certain employees for the purpose of acquiring the Company's common stock. No loans have been made to non-employees for this purpose. Of the consumer loans at December 31, 2001 and 2000, $198,862 and $169,663, respectively, have been made to employees for this purpose. With the exception of loan balances totaling $8,193, all such loans had been sold as of December 31, 2001 to unaffiliated third parties without recourse. As such, $8,193 has been deducted from the Company's equity on December 31, 2001, but no reserve for losses was established because this loan was subsequently sold to an unaffiliated third party without recourse. Additionally disclosures regarding related party loans is provided in Item 12, "Certain Relationships and Related Transactions" and footnote number 13 to the Company's Consolidated Financial Statements.

     CRITICAL ACCOUNTING POLICIES. The Company established accounting policies are summarized in footnote number 1 to the Company's Consolidated Financial Statements. As part of its oversight responsibilities, management continually evaluates the propriety of its accounting methods as new events occur. Management believes that its policies are applied in a manner which is intended to provide the user of the company's financial statements a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles. Important accounting practices that require use of assumptions and judgments include the following.

     When recognizing insurance commission revenues, management makes assumptions regarding future policy cancellations which may result in commission refunds and sets up a corresponding reserve. When recognizing consulting and other revenues associated with the assistance provided to agent buyers, management makes assumptions regarding when service is performed and the amount of assistance provided. When recognizing the gain on sale revenues associated with the sale of loan participations, management makes key economic assumptions regarding loan prepayment speeds, credit losses and discount rates as required by SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

     Although the Company has not made any recent acquisitions, the Company applies the purchase method of accounting to its acquisitions. Under this method, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgments and estimates. Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets," amounts recorded as goodwill will be subject to annual evaluation of impairment which can result in declines in the carrying value of assets recorded as goodwill.

     With respect to the previously described critical accounting policies, management believes that the application of judgments and assumptions is consistently applied and produces financial information which fairly depicts the results of operations for all years presented.

     EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS. Footnote number 11 to the Company's Consolidated Financial Statements provides additional information on the effect to the Company of the following recently issued accounting pronouncements: SFAS No. 141, "Business Combinations," SFAS No. 142, "Goodwill and Other Intangible Assets," SFAS 143, "Accounting for Asset Retirement Obligations" and SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"

ITEM 7    FINANCIAL STATEMENTS.

     The consolidated financial statements and related financial information required to be filed are attached hereto. Reference is made to page F-1 of this Annual Report for an index to the consolidated financial statements.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth certain information with respect to the directors and executive officers of the Company:

NAME                      AGE       POSITION
Robert D. Orr             48        Chairman of the Board of Directors, Chief Executive Officer
                                    and Director
Michael Hess              45        President and Director
Leland G. Orr             39        Treasurer, Chief Financial Officer, Assistant Secretary  and
                                    Director
Anita Larson              40        Vice President, Secretary, and General Counsel
John Allen                53        Director
Derrol Hubbard            45        Director
Shawn Lowry               28        Vice President, National Sales Manager
Michael Lowry             26        Vice President
Kyle Garst                32        Vice President, National Investment Sales Manager

     Robert Orr and Leland Orr are brothers. Shawn Lowry and Michael Lowry are brothers and the nephews of Robert Orr and Leland Orr.

     Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are appointed annually by the Board of Directors and serve until their successors are appointed by the Board of Directors. Remuneration of the officers is set forth under "REMUNERATION OF DIRECTORS AND OFFICERS" herein. Biographical resume of each director and executive officer are set forth below:

     ROBERT D. ORR, 48, Director, Chairman of the Board and Chief Executive Officer, is the founder of the Company. From 1992 to 1996, Mr. Orr served as President of Farmers State Bank, Phillipsburg, Kansas. From 1989 to 1991, Mr. Orr served as Chairman of the Board of Brooke State Bank, Jewell, Kansas. From 1987 to 1989, Mr. Orr served as President of First National Bank, Smith Center, Kansas. Mr. Orr has also been a self-employed insurance agent for American Family Insurance Company. Mr. Orr is an honors graduate of Fort Hays State University with a Bachelor of Arts degree in Political Science. Mr. Orr also completed the Graduate School of Banking program at the University of Colorado. Mr. Orr is the author of a book on independent insurance agents titled "Death of an Insurance Salesman?" which was written and published in 2000. From 1996 through the present, Mr. Orr's business activities have been focused on performing the functions of Chairman of the Board and Chief Executive Officer of the Company.

     LELAND G. ORR, 39, Director, Assistant Secretary, Treasurer and Chief Financial Officer, has been an officer and director of the Company since its inception. Mr. Orr is a certified public accountant and, from January 1991 to December 1994, served as President of Brooke State Bank, Jewell, Kansas. From January 1984 to September 1987, Mr. Orr worked for Kennedy, McKee & Company (formerly Fox & Company) (an accounting firm) of Dodge City, Kansas. Mr. Orr is a graduate of Fort Hays State University with a Bachelor of Science Degree in Accounting and is a member of the American Institute of Certified Public Accountants, the Kansas Society of Certified Public Accountants and the Central Kansas Chapter of Certified Public Accountants. From 1995 through the present, Mr. Orr's business activities have included performing the functions of Director, Secretary, Assistant Secretary, Treasurer and Chief Financial Officer of the Company. In addition, during this time period, Mr. Orr has managed the Company's processing center in Phillipsburg, Kansas.

     MICHAEL HESS, 45, Director and President, was an original investor in the Company. From 1975 to 1989, Mr. Hess was employed by Western Resources (a utility company). In 1989, Mr. Hess began his employment with the Company as Vice President. As a result of his success within the Company and his familiarity with the Company's operations, Mr. Hess was appointed President and National Sales Manager of the Company in 1996. Mr. Hess has also owned several small businesses and currently serves as a director of Patrons Insurance Company and Great Plains Mutual Insurance Company. Since his appointment as President and National Sales Manager in 1996, Mr. Hess' primary business activities have been the strategic development of the Company's relationships with suppliers and growth of the Company's Master Agent program. In 2000, Mr. Hess ceased performing the functions of

National Sales Manager in order to focus his activities as President of the Company on developing relationships with national suppliers and the Company's specialty programs.

     ANITA LARSON, 40, Vice President, Secretary and General Counsel, joined the Company in 1999. Prior to joining the Company, Ms. Larson was employed by The Equitable Life Assurance Society of the United States, New York, New York, where she was Vice President and Counsel from May 1996 to May 1999. From January 1995 to May 1996, Ms. Larson was Chief Administrative Officer of First Security Benefit Life Insurance and Annuity Company of New York. Ms. Larson started her career at Security Benefit Group, Inc. where she was Second Vice President and Counsel. Ms. Larson received a bachelor's degree from the University of Kansas and a Juris Doctorate from the University of Kansas School of Law.

     JOHN ALLEN, 53, became a director of the Company in January 2001. Mr. Allen is Chief Operating Officer of the Cincinnati Reds. During Mr. Allen's career with the Cincinnati Reds, he has served in his current capacity of Chief Operating Officer since October 1999, as Managing Executive from June 1996 to October 1999 and as controller from May 1995 to June 1996. Prior to joining the Cincinnati Reds, Mr. Allen was director of business operations for the Columbus Clippers, the Class AAA minor league affiliate of the New York Yankees. Prior to his employment with the Columbus Clippers, Mr. Allen worked for the accounting firm of Arthur Anderson in Kansas City, Missouri and was a partner and senior vice president of GRA, Inc. of Merriam, Kansas. Mr. Allen earned an undergraduate degree from Kansas State University and a master's degree in Sport Management from Ohio State University. Mr. Allen has been honored with the Certificate of Friendship from the Cincinnati Human Relations Commission and the Community Service Award from the Talbert House. He also has been honored by Cincinnati Magazine in its annual "Best of Cincinnati" issue.

     DERROL HUBBARD, 45, became a director of the Company in January 2001. Mr. Hubbard currently serves in various management capacities with several real estate, gaming and venture capital companies, although since 1998 his primary responsibilities have been as Real Estate Development Manager for R.D. Hubbard Enterprises, Inc. Mr. Hubbard is also President of DDH Enterprises, LLC, Double D Real Estate, Inc., H & H Development, LLC, Pinnacle Development, LLC, Pinnacle Development II all of which are involved in real estate businesses and several of which are involved in residential development around the Bighorn Golf Course in Palm Desert, California. Mr. Hubbard is also Vice President of HBH Investments, LLC which makes venture capital investments and is managing member of New Mexico Gaming, LLC which operates and distributes gaming machines in New Mexico. For more than 5 years prior to 1998, Mr. Hubbard was managing officer of DBarD, Inc, a family corporation with agricultural operations in Kansas.

     SHAWN LOWRY, 28, Vice President and National Sales Manager, joined the Company in 1996 as a Corporate Sales Representative and in 1998 assumed the position of Missouri State Manager. Prior to employment with the Company, Mr. Lowry attended Washburn University majoring in business finance and business economics. In January 2000, Mr.

Lowry was promoted to regional manager over the Company's Dallas region. In August 2000, Mr. Lowry was promoted to National Sales Manager of the Company.

     MICHAEL LOWRY, 26, Vice President of the Company and President of Brooke Credit Corporation, joined Brooke Credit Corporation in 1998 as a loan officer. Prior to employment with the Company, Mr. Lowry was an officer for Sunflower Bank in Salina, Kansas. Mr. Lowry attended college at Washburn University and Fort Hays State University with an emphasis in business finance. In January 2000, Mr. Lowry was promoted to Vice President of Brooke Credit Corporation. On April 25, 2001, Mr. Lowry was promoted to Vice President and Credit Manager of the Company. Mr. Lowry oversees the day-to-day operations of Brooke Credit Corporation.

     KYLE GARST, 32, Vice President of the Company and National Investment Sales Manager, joined the Company joined the Company in 1994 as a sales representative. Mr. Garst is a graduate from Kansas State University with a Bachelor of Science degree in Business Finance. From January 1997 to March 1999, Mr. Garst worked as a sales representative and profit center leader for Koch Industries. In March 1999, Mr. Garst returned to the Company as the State Manager for Oklahoma and in August 2000, he was named Regional Sales Manager for Texas, Oklahoma, and Louisiana. In December 2001, Mr. Garst was promoted to National Investment Sales Manager, a position previously occupied by Company Director Michael Hess. Mr. Garst's duties under his new title include: investor relations, co-ordination of Company activities to secure an exchange listing for the Company, supervision of the Company's investment sales group and all investment sales activities. Mr. Garst has also retained some responsibilities regarding agency related matters.

     AUDIT COMMITTEE. The Company had an audit committee in place for the fiscal year ended December 31, 2001.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. To the Company's knowledge, the directors and executive officers of the Company complied with all applicable filing requirements of section 16(a) of the Securities Exchange Act of 1934, as of December 31, 2001.

ITEM 10   EXECUTIVE COMPENSATION.

The following table sets forth information concerning the compensation received for the fiscal years ended December 31, 2001, 2000, and 1999 for services rendered to the Company in all capacities by the individual who served as the Company's Chief Executive Officer at the end of the 2001 fiscal year and other highly compensated executives of the Company. The total amount of the annual salary and bonus payable to each of the Company's other executive officers for the last completed fiscal year was below $100,000.

                           SUMMARY COMPENSATION TABLE

   Name and Principal Position     Fiscal         Annual Compensation
                                    Year
                                          Salary ($)  Bonus ($)    Other ($)
---------------------------------  ------ ---------- ----------  ------------
Robert D. Orr (1)                    2001   $   -0-   $    -0-     $      -0-
Chief Executive Officer              2000       -0-        -0-     $    1,075
                                     1999       -0-        -0-            -0-

Michael Hess (1)                     2001   $80,000        -0-
President                            2000   $80,000        -0-     $      842
                                     1999   $82,333   $ 38,664            -0-

Leland G. Orr (1)                    2001   $80,000        -0-            -0-
Chief Financial Officer, Treasurer   2000   $80,000        -0-     $    1,085
                                     1999   $82,333   $ 30,000            -0-

Shawn Lowry (2)                      2001   $90,000        -0-            -0-
Vice President                       2000   $88,750   $ 18,609            -0-
                                     1999   $61,000   $ 31,399     $    3,258

Michael Lowry (2),(3)                2001   $36,000   $ 69,531            -0-
Vice President                       2000   $36,000   $ 17,694            -0-
                                     1999   $37,500   $ 10,866            -0-

----------
(1) In addition to the compensation set forth above, Robert D. Orr, Leland G. Orr and Michael Hess receive use of a vehicle for personal and commuting use.
(2) Shawn Lowry and Michael Lowry receive use of a vehicle for commuting purposes.
(3) Michael Lowry received his bonus from Brooke Credit Corporation, the finance subsidiary of the Company

     Directors Robert Orr, Leland Orr, and Michael Hess serve without cash compensation and without other fixed remuneration. Directors Allen and Hubbard, however, each receive $2000 plus reasonable travel allowance for each board meeting attended in person, $200 for each board meeting attended via teleconference, and $500 for each board meeting attended via video conference.

ITEM 11 SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS VOTING SECURITIES AND PRINCIPAL HOLDERS

         VOTING SECURITIES.

             NAME AND                                            NUMBER OF      PERCENTAGE
         ADDRESS OF OWNER                   TITLE OF CLASS      SHARES OWNED    OF CLASS(1)
Robert D. Orr(2)                             Common Stock             14,450           2.09%
Route #2, Box 53
Smith Center, Kansas  66967

             NAME AND                                              NUMBER OF      PERCENTAGE
         ADDRESS OF OWNER                   TITLE OF CLASS       SHARES OWNED    OF CLASS(1)
Anita Larson(2)                              Common Stock              12,000           1.73%
627 Louisiana Street
Lawrence, Kansas 66044

Leland G. Orr(2)                             Common Stock               3,400           0.49%
501 Berglund Drive
Phillipsburg, Kansas 67661

Michael Hess(2)                              Common Stock               2,200           0.32%
516 South Grant
Smith Center, Kansas 66967               2002 Preferred Stock              80           .001%

Shawn Lowry(5)                               Common Stock              15,000           2.17%
1205 N. 2nd St. E.
Louisburg, Kansas  66053

Michael Lowry(5)                             Common Stock               9,000           1.30%
11751 W. 118th Terr.
Overland Park, Kansas  66210

Kyle Garst(2),(6)                            Common Stock               7,700           1.11%
12726 Flint Lane
Overland Park, Kansas  66213

All Executive Officers and                   Common Stock              63,750           9.20%
Directors As a Group(4) (7 persons)

Brooke Holdings, Inc.(3)                     Common Stock             511,701          73.84%
205 F Street
Phillipsburg, Kansas 67661

----------
(1) Percentage based on 692,968 shares of common stock outstanding as of February 28, 2002.
(2) The person or entity specified above has sole voting power and sole investment power of their respective shares of the Company's common stock.
(3) As of February 28, 2002, Brooke Holdings, Inc., owned 511,701 shares of the Company's common stock, which represents 73.84% of the 692,968 shares of common stock outstanding. Robert D. Orr, Leland G. Orr and Michael Hess beneficially own 52.06%, 15.35% and 8.18%, respectively, of the shares of common stock of Brooke Holdings, Inc.
(4) Derrol Hubbard and John Allen do not own any shares of common stock as of February 28, 2002.
(5) On May 31, 2001, Shawn Lowry transferred his 15,000 shares to First Financial Group, L.C., a limited liability company where he serves as co-manager with Michael Lowry. On May 31, 2001 Michael Lowry transferred his 9,000 shares to First Financial Group, L.C. Shawn Lowry and Michael Lowry have equal voting power in First Financial.
(6) Kyle Garst is in the process of transferring his 7,700 shares to American Financial Group, L.L.C., a limited liability company in which Mr. Garst is sole manager and sole member.

     NON-VOTING SECURITIES. None of the officers or directors own non-voting securities of the Company. The Company is unaware of any shareholder who owns more than 10% of the Company's non-voting securities.

     OPTIONS, WARRANTS, AND RIGHTS. There are no options, warrants or rights outstanding with respect to the securities of the Company as of December 31, 2001.

ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Robert D. Orr, Leland G. Orr and Michael Hess own 100% of the voting stock of GI Agency, Inc. GI Agency, Inc. owns franchise agencies which purchase Master Agent services and obtain loans from the Company at the same general prices and general terms as provided to other unaffiliated franchise agents. As of December 31, 2001, the total outstanding balance of all loans made to GI Agency, Inc. by the Company's finance subsidiary, Brooke Credit Corporation, was $1,456,862. Amounts owed to the Company by GI Agency, Inc. are secured by hypothecation of all the shares of the Company's common stock owned by Brooke Holdings, Inc., which currently represents 73.8% of the total shares outstanding. All of the loans made to GI Agency, Inc., have been sold to an unaffiliated lender. Because of the relationships described above, certain conflicts of interest may arise between the Company and its agents in attempting to resolve disputes that occur as a result of such relationships.

     On occasion, the Company has assigned all of its right, title and interest in agreements to purchase insurance agencies to GI Agency, Inc., without consideration from GI Agency, Inc. In its role of matching agency buyers and sellers, the Company from time to time executes purchase agreements to acquire agency assets and assigns them to prospective or existing franchise agents. In the event that agency assets purchased by the Company are not sold to a prospective or existing franchise agent, the Company may assign it rights and obligations pursuant to such purchase agreement to GI Agency, Inc. Such assignments allow the Company to avoid retail competition with its franchise agents and positions GI Agency, Inc. to operate such agencies until a purchaser can be identified. From January 1, 2001 through December 31, 2001, GI Agency has collected commissions on the assets subject to such assignments in the amount of $141,226.

     On May 31, 2001, GI Agency, Inc. sold the assets associated with its Grand Island, Nebraska operations to a third party unaffiliated with the Company's management. On August 1, 2001, GI Agency, Inc. sold the assets associated with its agency in Ogallala, Nebraska to a third party unaffiliated with the Company's management.

     Until May 31, 2001, the Company shared office facilities with GI Agency, Inc. at its Grand Island, Nebraska office location. Brooke Investments, Inc., a wholly-owned subsidiary of the Company, leased the Grand Island property from an unaffiliated lessor. The Company reimbursed Brooke Investments, Inc. for payments made in connection with the lease and GI Agency, Inc. reimbursed the Company for its use of the facilities up through May 31, 2001. From January 1, 2001 through December 31, 2001, GI Agency, Inc. reimbursed the Company $148,484 for personnel expenses and $2,550 for office facilities expenses. Although expenses are allocated between the Company and GI Agency, Inc., the expense allocation has not been independently evaluated to determine fairness.

     Robert D. Orr, Leland G. Orr and Michael Hess have, in some cases, each guaranteed amounts due suppliers under certain agency agreements. The amounts guaranteed under such agency agreements varies depending on the value of premiums to be collected under such agency agreements. The continuance of these guarantees is important to the Company's prospects.

     The Company has extended a $400,000 line of credit loan to Brooke Holdings, Inc., which owns 73.8% of the Company's common stock. This line of credit is unsecured and was renewed on December 31, 2001 bearing interest at a rate of 9.5% per annum and maturing on December 31, 2002. The outstanding balance on the line of credit as of December 31, 2001 was $384,689.

     Robert Orr, Leland Orr, Michael Hess, and Shawn Lowry have each guaranteed the promissory note of Austin Agency, Inc., of Brownsville, Texas, to Brooke Credit Corporation. The four guarantors have taken assignment in stock of Austin Agency, Inc. as consideration for their guarantees. The loan to Austin Agency, Inc. was executed on May 15, 2000 for $1,200,000 and is scheduled to mature on August 1, 2010. As of December 31, 2001 the principal balance of the loan was $1,125,507.

     Shawn Lowry and Michael Lowry are co-managers of First Financial Insurance Group, L.C., a Kansas limited liability company. The business purpose of First Financial Group, L.C. includes investing in agencies and guaranteeing loans made by Brooke Credit Corporation to franchise agents who have bought agencies from the Company. On June 1, 2001, First Financial Group, L.C., guaranteed 65% of the Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas. In consideration for this guaranty, First Financial Group, L.C. received a 15% profit interest in Palmer, L.L.C. The loan was executed on June 1, 2001 for $799, 518 and is scheduled to mature on September 1, 2011. As of December 31, 2001, the principal balance of the loan was $789,331. On September 28, 2001, First Financial guaranteed 25% of the outstanding principal balance of two Brooke Credit Corporation loans to R&F, L.L.C. of Kansas City, Missouri. Both loans were executed on September 28, 2001 in the amount of $102,918.60 and $545,791.03, respectively, and both mature on December 1, 2013. As of December 31, 2001 the balance on these loans was $102,918.60 and $545,791.03, respectively. In consideration for these guarantees, First Financial Group received 5% profits interest in R&F, L.L.C. On October 15, 2001 First Financial guaranteed 50% of the outstanding principle balance of The Wallace Agency, L.L.C. of Wanette, Oklahoma. This loan was executed on October 15, 2001 in the amount of $440,656.58 and is to mature on January 1, 2014. As of December 31, 2001 the balance on this loan was $440,656.58. In consideration of this guarantee, First Financial Group receives 7.5% profits interest in The Wallace Agency.

     Shawn Lowry currently has three loans outstanding from Brooke Credit Corporation. On February 7, 2001 Mr. Lowry borrowed $28,000 from Brooke Credit Corporation bearing interest at a rate adjusted annually and equal to 3.5% per annum over the New York prime rate, which as of the last date of determination was 12%. On September 17, 2001 Mr. Lowry borrowed $12,000 from Brooke Credit Corporation bearing interest at 10% with a scheduled maturity date of December 31, 2001. On October 1, 2001 Mr. Lowry borrowed $2,500 from BCC bearing interest at 10% with a maturity date of December 31, 2001. On October 31, 2001 Mr. Lowry borrowed $79,283 from BCC bearing interest at 3.5% per annum over the

New York prime rate with a maturity date of November 1, 2011. The outstanding balance of these loans as of December 31, 2001 was $113,119. The purpose of the loans was to allow Mr. Lowry to purchase stock of the Company and finance the operations of First Financial Group, L.C.

     Michael Lowry has one loan outstanding from Brooke Credit Corporation. On October 31, 2001 Mr. Lowry borrowed $48,597 from Brooke Credit Corporation bearing interest at 3.5% per annum over the New York prime rate with a scheduled maturity date of October 31, 2011. The purpose of the loan was to allow Mr. Lowry to refinance his loan to purchase stock of the Company. This loan has been sold to an unaffiliated lender.

     Kyle Garst is the sole manager and sole member of American Financial Services, L.L.C., a Kansas limited liability company. The business purpose of American Financial Services, L.L.C., includes investing in agencies and guaranteeing loans made by Brooke Credit Corporation to franchise agents who have bought agencies from the Company. On October 15, 2001 American Financial guaranteed 50% of the outstanding principle balance of The Wallace Agency, L.L.C. of Wanette, Oklahoma. This loan was executed on October 15, 2001 in the amount of $440,656.58 and is to mature on January 1, 2014. In consideration of this guarantee, First Financial Group receives 5% profit interest in The Wallace Agency. As of December 31, 2001 the balance on this loan was $440,656.58.

     Mr. Garst has one loan with Brooke Credit Corporation in the amount of $9,824 bearing interest at 10.00%. This loan was executed on December 14, 2001 and is scheduled to mature on December 14, 2002. The outstanding principal balance as of December 31, 2001 was $9,824. The purpose of the loan was to fund business operations of American Financial Services, L.L.C.

     Anita Larson is married to John Arensberg, a partner in Arensberg Insurance of Lawrence, Kansas and Overland Park, Kansas. The Company and Arensberg Insurance have entered into a franchise agreement pursuant to which Arensberg Insurance participates in the Company's Master Agent program. In addition, the Company's finance subsidiary, Brooke Credit Corporation, has made three loans to Arensberg Insurance. As of December 31, 2001, the total outstanding balance of such loans was $787,682. Each of the loans bears interest at a rate adjusted annually and equal to 3.0% per annum over the New York prime rate, which as of December 31, 2001 was 11.5% for each loan. One of the loans is scheduled to mature on October 1, 2008 and the remaining two loans are both scheduled to mature on July 1, 2009. All of the loans made to Arensberg Insurance have been sold to an unaffiliated lender.

     Ms. Anita Larson borrowed $30,000 from Brooke Credit Corporation. The loan bears interest at a rate adjusted annually and equal to 2.5% per annum over the New York prime rate, which as of December 31, 2001 was 12%. The loan is scheduled to mature on August 1, 2005. The outstanding balance of this loan as of December 31, 2001 was $27,555. The purpose of the loan was to allow Ms. Larson to purchase stock of the Company.

     Anita Lowry is a sister to Robert D. Orr and Leland G. Orr and the mother of Shawn Lowry and Michael Lowry and is married to Don Lowry who is a franchisee. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. owning an agency in Hays, Kansas and previously owning an agency in Great Bend, Kansas. The Company and American Heritage Agency, Inc entered into a franchise agreement on February 28, 1999 pursuant to which American Heritage Agency, Inc. participates in the Company's Master Agent program. As of December 31, 2001, American Heritage had three loans outstanding to Brooke Credit Corporation with total outstanding balances of $1,399,070. Since December 31, 2001, American Heritage has sold assets and reduced its outstanding loan balances to $339,359 of which all but $66,497 have been sold to unaffiliated lenders. The outstanding loans to American Heritage currently have individual balances of $272,862, $1,208 and $65,289 with respective maturity dates of September 1, 2010, May 1, 2002, and February 1, 2014. All of the loans bear interest at a rate adjusted annually to 3.5% over the New York prime rate.

     Alexine Paden is the mother of Robert D. Orr and Leland G. Orr and is married to Don Paden, Logan, Kansas. Don and Alexine Paden have purchased $40,000 of Brooke Credit Corporation's bonds and are outstanding at December 31, 2001.

     Wanda Schmidt is the mother-in-law of Robert D. Orr and has purchased a loan participation from Brooke Credit Corporation through her Individual Retirement Account in the amount of $3,289.

     Lori Hess is the wife of Michael Hess and has purchased a loan participation from Brooke Credit Corporation through her Individual Retirement Account in the amount of $103,299.

     Robert D. Orr has purchased a loan participation from Brooke Credit Corporation through his Individual Retirement Account in the amount of $115,911.

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

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  INDEX TO EXHIBITS

EXHIBIT   DESCRIPTION
NO.

3.01 Amendment and Restatement to the Articles of Incorporation of the Company, filed with the Secretary of State for the State of Kansas on March 16, 2001(5)
3.02      By-laws of Brooke Financial Services, Inc.(1)
3.03 Minutes of special meeting of stockholders of Brooke Financial Services, Inc., dated May 10, 1986, amending the by-laws(1)
3.04 Minutes of special meeting of stockholders of Brooke Financial Services, Inc., dated January 31, 1987, amending the by-laws(1)
3.05 Minutes of special meeting of stockholders of the Company, dated January 26, 1991, amending the by-laws(1)
3.06      Certificate of Amendment to the By-laws of the Company, dated July 3,
          2000(1)
4.01 Indenture dated as of July 31, 1997 (the "Indenture"), by and between Brooke Credit Corporation and The First National Bank and Trust Company, relating to the issuance of the Brooke Credit Corporation, Series 1997A, Series 1997B and Series 1997C Bonds(1)
4.02 Addendum to the Indenture dated as of November 13, 1997, relating to the issuance of the Brooke Credit Corporation, Series 1997D Bonds(1)
4.03 Addendum to the Indenture dated as of August 28, 1998, relating to the issuance of the Brooke Credit Corporation, Series 1997E Bonds(1)
4.04 Guaranty dated as of December 18, 1997, executed by Brooke Corporation guaranteeing payment of principal and interest on the Brooke Credit Corporation, Series 1997A, Series 1997B, Series 1997C and Series 1997D Bonds(1)
10.01 Representative Agency Agreement between the Company and Safeco Insurance Company(1)
10.02     Representative Agency Agreement between the Company and Allied
          Group(1)
10.03 Representative Agency Agreement between the Company and EMC Insurance Companies(1)
10.04 Representative Agency Agreement between the Company and Columbia Insurance Group(1)
10.05 Representative Agency Agreement between the Company and Allstate Insurance Company(1)
10.06 Agreement for Advancement of Loan dated as of September 12, 1997, by and between GI Agency, Inc. and Brooke Credit Corporation(1)
10.07 Agreement for Advancement of Loan dated as of December 1, 1997, by and between GI Agency, Inc. and Brooke Credit Corporation(1)
10.08 Agreement for Advancement of Loan dated as of December 31, 1997, by and between GI Agency, Inc. and Brooke Credit Corporation(1)
10.09 Agreement for Advancement of Loan dated as of September 1, 1998, by and between GI Agency, Inc. and Brooke Credit Corporation(1)
10.10 Guaranty dated as of January 2, 1998, of Robert Orr, Leland Orr and Michael Hess guaranteeing payment of amounts due Brooke Credit Corporation by GI Agency, Inc.(1)
10.11 Hypothecation Agreement dated as of January 2, 1998, executed by Robert Orr pledged certain assets as collateral for amount due Brooke Credit Corporation by GI Agency, Inc.(1)
10.12 Franchise Agreement dated as of September 4, 1997, by and the Company and GI Agency, Inc.(1)
10.13 Assignment of Contract Agreement dated as of June 30, 1999, by and between GI Agency, Inc., and the Company(1)
10.14 Assignment of Contract Agreement dated as of July 15, 1999, by and between GI Agency, Inc., and the Company(1)
10.15 Assignment of Contract Agreement dated as of July 15, 1999, by and between GI Agency, Inc., and the Company(1)
10.16 Assignment of Contract Agreement dated as of September 23, 1999, by and between GI Agency, Inc., and the Company(1)
10.17 Assignment of Contract Agreement dated as of October 1, 1999, by and between GI Agency, Inc., and the Company(1)
10.18 Purchase Agreement dated as of June 13, 2000, by and between Gerald Lanio and William Tyer and the Company(1)
10.19 Agreement for Sale of Insurance Agency Assets dated as of March 31, 1999, by and among Royal Specialty Underwriting, Inc., The American Agency, Inc., and the Company(1)
10.20 Personal Guaranties dated as of May 15, 2000, of Robert Orr, Leland Orr and Michael Hess guaranteeing payment of amounts due Brooke Credit Corporation by Austin Agency(1)
10.21 Form of Assignment of Stock dated as of May 15, 2000, by and among Bob Austin, Sr., as assignor and Michael Hess, Robert Orr, Leland Orr and Shawn Lowry, as assignee(1)
10.22     Lease Agreement relating to Phillipsburg, Kansas facility(1)
10.23     Lease Agreement relating to Overland Park, Kansas facility(1)
10.24 Agreement for Advancement of Loan dated as of December 7, 2000, by and between G.I. Agency, Inc. and Brooke Credit Corporation(2)
10.25 Personal Guaranty dated as of December 21, 2000 of Robert D. Orr, Leland G. Orr, and Mike Hess guaranteeing payment of amounts due Brooke Credit Corporation by G.I. Agency, Inc.(2)
10.26 Personal Guaranty dated as of December 21, 2000 of Robert D. Orr, Leland G. Orr, and Mike Hess guaranteeing payment of amounts due Brooke Credit Corporation by G.I. Agency, Inc.(2)
10.27 Personal Guaranty dated as of December 7, 2000 of Robert D. Orr, Leland G. Orr, and Mike Hess guaranteeing payment of amounts due Brooke Credit Corporation by G.I. Agency, Inc.(2)

10.28 Personal Guaranty dated as of November 30, 2000 of Robert D. Orr, Leland G. Orr, and Mike Hess guaranteeing payments of amounts due Brooke Credit Corporation by G.I. Agency, Inc.(2)
10.29 Personal Guaranty dated as of May 15, 2000 of Shawn Lowry guaranteeing payment of amounts due Brooke Credit Corporation by Austin Agency(3)
23.01     Consent of Auditors(4)

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed on October 18, 2000.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
(3) Incorporated by reference to the Registrant's Amendment No. 4 to its Form 10-SB filed on July 11, 2001.
(4) Filed herewith.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

(b)  REPORTS ON FORM 8-K

        The Company did not file any reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BROOKE CORPORATION

                                               /s/ Robert D. Orr
                                         ------------------------------------
                                         Robert D. Orr, Chief Executive Officer
                                         and Director

Date: March 29, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

           NAME                          TITLE                         DATE

/s/ Michael Hess               President and Director             March 29, 2002
---------------------------
Michael Hess

/s/ Leland G. Orr              Treasurer, Chief Financial         March 29, 2002
---------------------------    Officer, Assistant Secretary and
Leland G. Orr                  Director

/s/ Anita Larson               Vice President, Secretary and      March 29, 2002
---------------------------    General Counsel
Anita Larson

                               BROOKE CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

Contents

INDEPENDENT AUDITORS' REPORT............................................... F-2

CONSOLIDATED FINANCIAL STATEMENTS.......................................... F-3

   CONSOLIDATED BALANCE SHEETS............................................. F-3-4
   CONSOLIDATED STATEMENTS OF INCOME....................................... F-5
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY.............. F-6
   CONSOLIDATED STATEMENTS OF CASH FLOWS................................... F-7
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................. F-8-30


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Brooke Corporation:

We have audited the accompanying consolidated balance sheets of
                               BROOKE CORPORATION
as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKE CORPORATION as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


Summers, Spencer & Cavanaugh, CPAs, Chartered

March 1, 2002

                               BROOKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                           2001              2000
                                                      ------------       ------------
CURRENT ASSETS
    Cash                                              $  4,787,869       $  1,683,513
    Accounts and notes receivable, net                   7,348,718          2,509,179
    Note receivable, parent company                        437,668            318,745
    Other receivables                                    1,341,042            392,566
    Securities                                               1,198              1,198
    Interest-only strip receivable                         184,412                 --
    Prepaid expenses                                       328,912            147,642
                                                      ------------       ------------
       TOTAL CURRENT ASSETS                             14,429,819          5,052,843
                                                      ------------       ------------

INVESTMENT IN AGENCIES                                     867,320            316,520
                                                      ------------       ------------

PROPERTY AND EQUIPMENT
    Cost                                                 2,402,101          2,267,095
    Less: Accumulated depreciation                      (1,752,325)        (1,565,446)
                                                      ------------       ------------
       NET PROPERTY AND EQUIPMENT                          649,776            701,649
                                                      ------------       ------------
OTHER ASSETS
    Excess of cost over fair value of net assets           892,848            576,328
    Less: Accumulated amortization                        (255,469)          (176,029)
    Prepaid commission guarantee                            28,200             68,068
    Covenants not to compete                                    --             14,696
    Goodwill                                                 1,284              5,064
    Prepaid finders fee                                     14,340             14,847
    Contract database                                       39,692             42,526
    Servicing asset                                        293,276                 --
    Deferred charges                                            --             44,564
    Deferred tax asset                                     714,529          1,160,066
                                                      ------------       ------------
       NET OTHER ASSETS                                  1,728,700          1,750,130
                                                      ------------       ------------
TOTAL ASSETS                                          $ 17,675,615       $  7,821,142
                                                      ============       ============

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                               BROOKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 2001               2000
                                                             ------------       ------------
CURRENT LIABILITIES
    Accounts payable                                         $  1,091,371       $    442,680
    Premiums payable to insurance companies                     2,256,732          1,966,895
    Unearned buyer assistance plan fees                           928,232                 --
    Accrued commission refunds                                    296,842            233,566
    Short term debt                                               695,515            826,539
    Current maturities of long-term debt                        3,641,630          1,542,528
                                                             ------------       ------------
       TOTAL CURRENT LIABILITIES                                8,910,322          5,012,208

NON-CURRENT LIABILITIES
    Servicing liability                                            42,260                 --
    Long-Term debt less current maturities                      7,871,159          4,028,887
                                                             ------------       ------------
TOTAL LIABILITIES                                              16,823,741          9,041,095
                                                             ------------       ------------

STOCKHOLDERS' EQUITY
    Common stock, $1 par value, 9,500,000 shares
       authorized, 704,018 shares issued and
       692,968 shares outstanding                                 704,018            704,018
    Preferred stock, $75 par value, 1,000 shares
       authorized, 781 shares issued and outstanding               58,600             58,600
    Preferred stock, $25 par value, 499,000 shares
       authorized, 73,650 shares issued and outstanding         1,841,250                 --
    Less: Treasury stock, 11,050 shares at cost                   (39,500)           (39,500)
    Notes receivable for common stock                              (8,193)                --
    Additional paid-in capital                                    703,023          1,103,702
    Retained earnings                                          (2,414,635)        (3,046,773)
    Accumulated other comprehensive income                          7,311                 --
                                                             ------------       ------------
       TOTAL STOCKHOLDERS' EQUITY                                 851,874         (1,219,953)
                                                             ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 17,675,615       $  7,821,142
                                                             ============       ============

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                               BROOKE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                   2001                2000
                                               ------------       ------------
OPERATING INCOME
     Insurance commissions                     $ 20,895,232       $ 13,751,080
     Interest income                              3,875,933          1,878,053
     Less: Participating interest expense        (3,457,707)        (1,588,863)
     Finder's fee                                   450,000                 --
     Gain on sale of agencies                       676,503             17,500
     Buyer assistance plan fees                   1,589,550                 --
     Loss on sale of fixed assets                   (47,397)                --
     Other income                                     4,333                 --
                                               ------------       ------------
         TOTAL OPERATING INCOME                  23,986,447         14,057,770
                                               ------------       ------------

OPERATING EXPENSES
     Commissions expense                         16,220,082          9,489,111
     Payroll expense                              4,112,648          2,757,550
     Depreciation and amortization                  440,614            405,735
     Other operating expenses                     1,991,054          1,458,732
                                               ------------       ------------
         TOTAL OPERATING EXPENSES                22,764,398         14,111,128
                                               ------------       ------------
GAIN ON SALE OF NOTES RECEIVABLE                    507,670                 --
IMPAIRMENT LOSS                                          --         (1,200,000)
GAIN FROM EXTINGUISHMENT OF DEBT                     93,877                 --
                                               ------------       ------------
INCOME (LOSS) FROM OPERATIONS                     1,823,596         (1,253,358)
                                               ------------       ------------
OTHER EXPENSES
     Interest expense                               513,193            384,972
                                               ------------       ------------
         TOTAL OTHER EXPENSES                       513,193            384,972
                                               ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES                 1,310,403         (1,638,330)

         Income tax expense (benefit)               445,537           (557,032)
                                               ------------       ------------
NET INCOME (LOSS)                              $    864,866       $ (1,081,298)
                                               ============       ============
     NET INCOME (LOSS) PER SHARE:
         Basic                                         1.15              (1.57)
         Diluted                                       1.11              (1.54)

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                               BROOKE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                     NOTES
                                                                  RECEIVABLE                              ACCUMULATED
                                                                     FOR        ADD'L                         OTHER
                                  COMMON    PREFERRED  TREASURY     COMMON      PAID-        RETAINED    COMPREHENSIVE
                                   STOCK      STOCK     STOCK       STOCK     IN CAPITAL     EARNINGS        INCOME        TOTAL
                                 --------  ----------  --------    ---------  ----------   -----------   -------------  -----------
BALANCES, DECEMBER 31, 1999      $704,018  $   58,600  $(39,500)   $    --    $1,063,702   $(1,793,838)  $        --    $    (7,018)
 Dividends paid                                                                               (171,637)                    (171,637)
 Fair market value of
  contributed services                                                            40,000                                     40,000
 Net loss                                                                                   (1,081,298)                  (1,081,298)
BALANCES, DECEMBER 31, 2000       704,018      58,600   (39,500)        --     1,103,702    (3,046,773)           --     (1,219,953)
 Dividends paid                                                                               (232,728)                    (232,728)
 Preferred stock issued                     1,841,250                                                                     1,841,250
 Fair market value of
  contributed services                                                            40,000                                     40,000
 Loans for common stock issuance                                    (8,193)                                                  (8,193)
 Deferred charges                                                               (440,679)                                  (440,679)
 Comprehensive income:
  Interest-only strip
   receivable, fair market value                                                                               7,311          7,311
 Net income                                                                                    864,866                      864,866

BALANCES, DECEMBER 31, 2001      $704,018  $1,899,850  $(39,500)   $(8,193)   $  703,023   $(2,414,635)  $     7,311    $   851,874

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                               BROOKE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                         2001               2000
                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  NET INCOME (LOSS)                                  $    864,866       $ (1,081,298)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Depreciation                                            241,167            285,609
  Amortization                                            199,447            120,126
  Fair market value of contributed services                40,000             40,000
  (Gain) loss on sale of inventory                       (676,503)           (17,500)
  Deferred income tax expense (benefit)                   445,537           (557,032)
  Impairment loss                                              --          1,200,000
  (Gain) loss on sale of fixed assets                      47,397
  Gain from extinguishment of debt                        (93,877)                --
  Gain on sale of notes receivable                       (507,670)                --

  (INCREASE) DECREASE IN ASSETS:
    Accounts and other receivables                     (2,944,668)        (1,477,313)
    Prepaid expenses and other assets                    (181,270)          (159,083)
  INCREASE (DECREASE) IN LIABILITIES:
    Accounts and expenses payable                         648,691           (199,236)
    Other liabilities                                   1,281,345          1,445,428
                                                     ------------       ------------
  NET CASH USED IN OPERATING ACTIVITIES                  (635,538)          (400,299)
                                                     ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (increase) decrease in loans                     (2,962,270)            67,928
  Cash payments for property and equipment               (232,790)          (404,147)
  Purchase of insurance agency inventory              (10,674,687)          (412,885)
  Sale of insurance agency inventory                   10,631,448            153,000
                                                     ------------       ------------
  NET CASH USED IN INVESTING ACTIVITIES                (3,238,299)          (596,104)
                                                     ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred charges                                       (440,679)                --
  Dividends paid                                         (232,728)          (171,636)
  Cash proceeds from bond issuance                      4,560,000            135,000
  Cash proceeds from preferred stock issuance           1,841,250                 --
  Payments on bond maturities                            (760,000)
  Line of credit advance                                  960,000            660,000
  Advances on short-term borrowing                        778,064          2,391,568
  Payments on short-term borrowing                       (909,088)          (487,223)
  Advances on long-term debt                            3,549,517            639,737
  Payments on long-term debt                           (2,368,143)        (2,390,075)
                                                     ------------       ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES             6,978,193            777,371
                                                     ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           3,104,356           (219,032)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,683,513          1,902,545
                                                     ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $  4,787,869       $  1,683,513
                                                     ============       ============
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                             $  3,686,646       $  1,873,930
                                                     ============       ============
  Cash paid for income tax                           $         --       $         --
                                                     ============       ============
  Non cash financing activity - additional paid
    in capital for contributed services              $     40,000       $     40,000
                                                     ============       ============

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

All of the Company's subsidiaries are 100% owned and controlled by the Company. With the notable exceptions of Brooke Credit Corporation, The American Agency, Inc., and American Heritage, Inc., all of the Company's subsidiaries are held primarily for regulatory licensing and insurance company contracting purposes. Other than Brooke Credit Corporation and Brooke Bancshares, Inc., the subsidiaries' financial statements are not separately prepared. Brooke Credit Corporation, a Kansas corporation, is a licensed finance company that originates loans primarily to the Company's agents. Separate financial statements are regularly prepared for Brooke Credit Corporation, and Brooke Credit Corporation borrows money in its own right primarily through the issuance of bonds.

The Company's other subsidiaries include:

BROOKE LIFE AND HEALTH, INC., is a licensed insurance agency that sells life and health insurance through the Company's network of franchise agents, subagents and insurance producers.

BROOKE AGENCY, INC., is a licensed insurance agency that sells property and casualty insurance through the Company's network of franchise agents, subagents and insurance producers.

BROOKE INVESTMENTS, INC., may offer insurance annuities and mutual funds for sale through the Company's network of franchise agents, subagents and insurance producers. Brooke Investments, Inc. will determine whether registration as a broker-dealer is required and will register, if required, before investment services and securities are offered.

INTERSTATE INSURANCE GROUP, LTD, is a licensed insurance agency that sells insurance programs and "targeted market" policies through the Company's network of agents and through agents not necessarily affiliated with the Company under the trade name of American Interstate Insurance Agency.

THE AMERICAN AGENCY, INC., consults with agent sellers and brokers agency sales under the trade name of Agency Business Brokers. This subsidiary is also a licensed insurance agency that sells insurance programs and "targeted market" policies through the Company's network of agents and through agents not necessarily affiliated with the Company under the trade name of American Insurance Agency.

THE AMERICAN HERITAGE, INC., consults with and otherwise assists agent buyers under the trade name of Heritage Agency Consultants. This subsidiary is also a licensed insurance agency that sells insurance programs and "targeted market" policies through the Company's network of agents and through agents not necessarily affiliated with the Company under the trade name of American Heritage Insurance Agency.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

BROOKE CORPORATION OF NEVADA, is a licensed Nevada insurance agency that sells insurance through the Company's network of franchise agents, subagents and insurance producers. This subsidiary may also sell the programs and "targeted market" policies in Nevada through the Company's network of agents and through agents not necessarily affiliated with the Company.

BROOKE BANCSHARES, INC. was incorporated in January of 2002 for the specific purpose of acquiring and owning one or more commercial banks that will distribute banking services and products through the Company's agents. If the Company is successful in acquiring a bank, this subsidiary will become a bank holding company as defined pursuant to the Bank Holding Company Act of 1956, as amended.

For licensing purposes, the Company also controls First Brooke Insurance and Financial Services, Inc., which is a Texas corporation owned by both resident and non-resident licensed Texas insurance agents but is controlled by the Company through a contractual arrangement.

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

The following are significant estimates made by management: accrued commission refund obligations, reimbursement from agents for commission refund obligations, Buyers Assistance Program unearned and earned percentages, and the fair value assumptions utilized for interest-only strip receivables. It is at least reasonably possible these estimates will change in the near term.

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

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(e)  REVENUE RECOGNITION (CONT.)

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $296,842 and $233,566 as of December 31, 2001 and 2000, respectively

The Company provides consulting, marketing and cash flow assistance to agency owners during the first year of agency ownership through a Buyers Assistance Plan ("BAP") program. The Company has allocated the fees paid by agents for BAP assistance to each of the services provided by the Company and the fee associated with a particular service is recognized as revenue when the service is performed. Many of the BAP services (inspection reports, operations analysis, marketing plan development) are provided by the Company before, or within thirty daFys after, agency acquisition so approximately 58% of BAP fees are immediately recognized as revenue. An additional 20% of BAP fees are recognized during the first year of agency ownership leaving approximately 22% of BAP fees unearned, and the revenue recognized, after the BAP period expires. The allocation of fees may change if the nature, or timing, of BAP related services change. Unearned BAP fees were $928,232 at December 31, 2001.

(f)  PROPERTY AND EQUIPMENT

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

(g)  EXCESS COST OF PURCHASED SUBSIDIARY

Included in other assets are unamortized costs of purchased subsidiaries in excess of the fair value of underlying net tangible assets acquired. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization expense was $199,447 and $120,126 for the years ended December 31, 2001 and 2000, respectively. The "excess cost of purchased subsidiary" resulted from the purchase of a subsidiary corporation. In 2001, management elected to reclassify Investment in Agencies of $316,520 to this account because management's intention is no longer to sell the agencies. These agencies, primarily consisting of an agency doing business as Brooke Life/Health, were not amortized when available for sale during 2000 because commissions increased significantly during this period of time resulting in an increased market value. Therefore, in management's opinion, if the assets had been sold during 2000, the sales price would have been significantly more than the asset account balance of $316,520.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

The balance at December 31, 2001 consists of two agencies. An agency in Kearney, Missouri was purchased at a cost of $272,874 and an agency in Dallas, Texas at a cost of $594,446.

(j)  GAIN OR LOSS ON SALE OF ASSETS

"Investment in Agencies" gains or losses are the difference between the insurance agency sales price and the insurance agency's book value, which is carried at the lower of cost or market value. Insurance agencies are typically sold in the same units as purchased. However, in instances where a part, or segment, of an insurance agency unit is sold, then management estimates the fair market value of the segment of the insurance agency unit being sold and the difference between the sales price and the resulting fair market value estimation is the amount of the gain or loss. Any such fair market value estimation is evaluated for reasonableness by comparing the market value estimation of the segment to the book value for the entire insurance agency unit. Fair market value estimations are based on comparable sales information that takes into consideration agency characteristics such as customer type, customer account size, supplier size and billing methods.

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

(l)  DEFERRED CHARGES

Deferred charges relates to costs associated with the public offering of preferred stock and bonds. Selling expenses, auditor fees, legal costs and filing charges associated with the Company's public offering of stock totaled $440,679 and have been offset against stock proceeds. Similar costs associated with the Company's public offering of bonds totaled $291,371 and are classified as prepaid expenses that are amortized over a period ending at bond maturity. Net of amortization, the balance of all such prepaid expenses as of December 31, 2001 was $237,800.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

(n)  PER SHARE DATA

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared, by the average number of shares of the Company's common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income by the adjusted average number of shares of the Company's common stock outstanding. Preferred stock dividends declared during the periods ended December 31, 2001 and 2000 were $66,381 and $5,276, respectively.

                                                                  2001              2000
                                                               -----------       -----------
BASIC EARNINGS PER SHARE
Net Income                                                     $   864,866       $(1,081,298)
Less: Preferred Stock Dividends                                $   (66,381)      $    (5,276)
                                                               -----------       -----------
Income Available to Common Stockholders                        $   798,485       $(1,086,574)
Common Stock Shares                              704,018
Less: Treasury Stock Shares                      (11,050)          692,968           692,968
                                             -----------       -----------       -----------
Basic Earnings Per Share                                       $      1.15       $     (1.57)
                                                               ===========       ===========

                                                                  2001              2000
                                                               -----------       -----------
DILUTED EARNINGS PER SHARE
Net Income                                                     $   864,866       $(1,081,298)
Common Stock Shares                              704,018
Less: Treasury Stock Shares                      (11,050)
Plus: Shares from Assumed Conversions
781 Shares of $75 par at 13 to 1                  10,153
73,650 Shares of $25 at 1 to 1                    73,650           776,771           703,121
                                             -----------       -----------       -----------
Diluted Earnings Per Share                                     $      1.11       $     (1.54)
                                                               ===========       ===========

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(o)  BUYER ASSISTANCE PLAN

The Company introduced a specialty program (buyer assistance plan) to provide agency buyers assistance with their new agency ownership. The Company assists new agency owners by providing an inspection report on their new agency, marketing assistance, and commission cash flow assistance. Most of the service provided by the Company is performed in the early stages of agency ownership, however, there is a portion of "ongoing" service for the first year. Unearned buyer assistance plan fees are $928,232 at December 31, 2001.

(p)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation of the financial statements.

(q)  GAIN FROM EXTINGUISHMENT OF DEBT The income category

"Gain from Extinguishment of Debt" represents the amount that the Company's debt to Gerald Lanio and William Tyer is reduced as the result of purchase price reductions provided for in the Company's agreement to acquire 900 shares of Interstate Insurance Group, LTD from Lanio and Tyer in 2000. Purchase price reductions are based on the amount that annual net commissions from Interstate's insurance sales are less than $800,000 and price reductions may occur annually until the agreement terminates in 2005. The purchase agreement provision for price adjustments demonstrates the Company's initial concern regarding the level of future commission revenues and substantiates the Company's decision to write off, as impaired, the associated intangible asset. The Company's investment was written off in 2000, so subsequent purchase price adjustments are recorded as income. At December 31, 2001, the Company's debt to Lanio and Tyer was $643,246, however the total amount of future purchase price reductions may exceed the amount of the remaining debt.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

2.   NOTES RECEIVABLE

At December 31, 2001 and 2000, notes receivable consist of the following:

                                                  2001               2000
                                              ------------       ------------
Agency loans                                  $ 37,712,937       $ 21,075,143
Less: Agency loan participation                (34,699,956)       (20,897,316)
Equipment loans                                      1,927              1,927
Less: Equipment loan participation                  (1,927)            (1,927)
Consumer loans                                     228,605            173,745
Less: Consumer loan participation                 (220,412)          (173,745)
                                              ------------       ------------
          Total notes receivable, net            3,021,174            177,827

Customer receivables                             4,327,544          2,331,352
                                              ------------       ------------

Total accounts and notes receivable, net      $  7,348,718       $  2,509,179
                                              ============       ============

Loan participation represents the transfer of notes receivable, by sale, to "participating" banks and finance companies. The Company receives consideration from the participating entities. In accordance with SFAS 140--or SFAS 125 if prior to March 31, 2001--ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, these transfers are accounted for as sales. The transferred assets (i.e. notes receivable) are isolated from the Company. The participating companies obtain the right--free of conditions that constrain it from taking advantage of that right--to pledge or exchange the notes receivables. In addition, the Company does not maintain control over the transferred assets and the transfer agreements do not entitle the Company or obligate the Company to repurchase or redeem the notes receivable before their maturity. Based on management's experience the carrying value for notes receivable approximates the fair value.

When the Company sells participations in notes receivable to investors, it retains servicing rights and interest income which are retained interests in the loan participations. Gain or loss on sales of the notes receivable depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

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

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

2.   NOTES RECEIVABLE (CONT.)

During the year ended December 31, 2001, the Company sold $21,355,326 (111) loan participations for which servicing rights and interest receivable was retained. Corresponding pre-tax gains of $507,670 were recorded in 2001. No such gains were recorded in prior years. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income. Additionally, impairment of the servicing asset is subsequently evaluated and measured. Subsequent to the initial recording at fair value, interest only receivables are measured as debt securities classified as available for sale.

Of the agency loans at December 31, 2001 and 2000, $10,123,323 and $925,508, respectively, are sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. Brooke Credit Corporation is not obligated, under any circumstances, to repurchase any loans sold to participating lenders prior to maturity or final resolution. All such recourse loans: a) have no balances more than 60 days past due; b) have adequate collateral; c) and are not in default.

The expense provision associated with the Company's recourse obligation is based on the estimated fair value of the obligation. During the year ended December 31, 2001, the Company sold $10,993,521 of loan participations for which the Company provided recourse. Corresponding pre-tax expenses of $169,422 were recorded in 2001. No such expenses were recorded in prior years.

To obtain fair values of retained interests and recourse obligations, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company typically estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of key assumptions--credit losses, prepayments speeds and discount rates commensurate with the risks involved.

Key economic assumptions used in measuring the retained interests and recourse obligations at the date of loan participation sales completed during the year were as follows (rates per annum):

                                                     2001                                2001
                                         Agency Loans (Adjustable)*           Agency Loans (Fixed-Rate)
                                         --------------------------           -------------------------
Prepayment speed                                     10                                   10
Weighted average life                              100.68                                N/A
Expected credit losses                               .50                                 .50
Discount rate                                        8.5                                11.00

*Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans, the rate is adjusted annually on December 31st.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

2.   NOTES RECEIVABLE (CONT.)

At December 31, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                   Agency Loans                 Agency Loans
                                                                   (Adjustable)                   (Fixed)
                                                                   ------------                 ------------
PREPAYMENT SPEED ASSUMPTION (ANNUAL RATE)                              10%                          N/A
  Impact on fair value of 10% adverse change                        $(15,523)                       N/A
  Impact on fair value of 20% adverse change                        $(30,153)
                                                                                                    N/A
                                                                        5%                          N/A
EXPECTED CREDIT LOSSES (ANNUAL RATE)
  Impact on fair value of 10% adverse change                        $(16,792)                       N/A
  Impact on fair value of 20% adverse change                        $(33,585)
                                                                                                    N/A
DISCOUNT RATE (ANNUAL)                                                 8.5%                         N/A
  Impact on fair value of 10% adverse change                        $(13,333)                       N/A
  Impact on fair value of 20% adverse change                        $(26,157)                       N/A

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

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

2.   NOTES RECEIVABLE (CONT.)

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse.

                                          TOTAL PRINCIPAL AMOUNT         PRINCIPAL AMOUNTS        NET CREDIT
                                                OF LOANS                  60 OR MORE DAYS          LOSSES***
                                                                             PAST DUE*
                                           2001              2000         2001        2000       2001        2000
                                       -----------      -----------      ------      ------     ------      ------
Participations Sold with Recourse      $10,123,323      $   925,508      $    0      $    0      $   0      $    0
Portfolio Loans                        $ 2,783,523      $   177,827      $    0      $    0      $   0      $    0

Total Loans Managed**                  $12,906,846      $ 1,103,355      $    0      $    0      $   0      $    0

*Loans 60 days or more past due are based on end of period total loans.

** Owned and participated loans in which the Company has a risk of loss.

*** Net credit losses are charge-offs and are based on total loans outstanding.

****Represents the principal amount of the loan. Interest receivable and servicing rights held for participation loans are excluded from this table because they are recognized separately.

As an employment incentive, Brooke Credit Corporation has loaned money to certain employees for the purpose of acquiring the Company's common stock. Of the consumer loans at December 31, 2001 and 2000, $198,862 and $169,663, respectively, have been made to employees for this purpose. With the exception of loan balances totaling $8,193, all such loans have been sold to unaffiliated third parties without recourse. As such, $8,193 has been deducted from the Company's equity on December 31, 2001, but no reserve for losses was established because this loan was subsequently sold to an unaffiliated third party without recourse.

3.   PROPERTY AND EQUIPMENT

A summary of property and equipment and depreciation is as follows:

                                       2001               2000
                                    -----------       -----------
Furniture and fixtures              $   279,649       $   299,101
Office and computer equipment         1,516,168         1,435,309
Automobiles                             606,284           532,685
                                    -----------       -----------
                                      2,402,101         2,267,095
Less: Accumulated depreciation       (1,752,325)       (1,565,446)
                                    -----------       -----------
Property and equipment, net         $   649,776       $   701,649
                                    ===========       ===========
Depreciation expense                $   241,167       $   285,609
                                    ===========       ===========

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

4.   BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS

                                                                                        2001          2000
                                                                                      --------      --------
First National Bank & Trust, Phillipsburg, KS, line of credit, $960,000 available, $0 not utilized. Due January 2003. Interest rate is 10.50%
Collateralized by account receivable.                                                 $960,000      $660,000

Farmers State Bank, Phillipsburg, KS, due December 2006. Interest rate is
10.75%, payable $15,500 monthly. Collateralized by stock, inventory, fixed
assets and personal guaranty of certain officers of Brooke Corporation.                     --       857,748

State Bank of Colwich, Colwich, KS, due August 2004. Interest rate is 11.75%,
payable $1,435 monthly. Collateralized by insurance agency assets.                      38,016        49,995

Chrysler Financial, Overland Park, KS, due February 2000 to December 2003
Interest rates are 7.80% to 8.65%, payable monthly. Collateralized by
automobiles.                                                                           183,268       131,000

Colonial Pacific, Portland, OR, due December 2001. Interest rate is 14.811%
payable $2,083 monthly. Collateralized by personal guaranty of certain officers
of Brooke Corporation.                                                                      --        22,912

Brooke Investments, Inc., Phillipsburg, KS, due February 2007. Interest rate is
10.00%, payable $1,718 monthly. Note is sold to participating bank
Collateralized by certain agency assets acquired by Brooke Investments, Inc.            82,757        94,453

David Patterson, Sr., Phoenix, AZ, due March 2008. Interest rate is 0%, payable
$1,112 monthly. Unsecured deferred compensation agreement provided by The
American Agency, Inc.                                                                       --        13,344

Robert B. Patterson, Overland Park, KS, due February 2001. Interest rate is
7.75%, principal balance plus accrued interest payable annually. Collateralized by 500 shares of American Agency, Inc. common stock and the guaranty of certain
officers of Brooke Corporation.                                                             --       222,222

Hartley Agency, Inc., Baxter Springs, KS, due June 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                             --       201,564

Gerald Lanio and William Tyer, Independence, MO, due June 2005. Interest rate is
5%, payable $207,877 annually. Collateralized by 900 shares of Interstate
Insurance Group, LTD common stock.                                                     643,246       900,000

Premier Insurance Agency, Poplar Bluff, MO. Interest rate is 5.00%, balance due
January 2002. Collateralized by certain agency assets acquired by Brooke
Corporation.                                                                           518,082       639,737

Stewart Insurance, Monroe, LA, due August 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                         --       252,245

APB Insurers, Crane, MO, due July 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired by Brooke
Corporation.                                                                                --        77,445

Roppolo Insurance, Shreveport, LA, due July 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                         --       115,289

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

4.   BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Mesa Insurance Agency, Pueblo, CO, due February 2001. Interest rate is 0%, entire balance is due at maturity. Collaterized by certain agency assets
acquired by Brooke Corporation.                                                       $     --      $100,000

James Mitchell Brown, Lampasas, TX, due February 2001. Interest rate is 8%, entire balance due at maturity. Collateralized by certain agency assets acquired
by Brooke Corporation.                                                                      --        80,000

Dawn Insurance Agency, Inc. Strasburg, CO, due May 2003. Interest rate is 0%, payable $43,322 annually. Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                     86,644            --

Lalumondier Insurance, Inc., Kearney, MO, due September 1, 2004. Interest rate is 5%, annual installments of $68,219 thereafter. Collateralized by certain
agency assets acquired by Brooke Corporation.                                          204,656            --

Anderson Insurance Agency, Inc, Ballwin, MO, due May 2002. Interest rate is
7.5%, entire balance is due at maturity. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                        163,300            --

Phares and Lites Agency, Inc., Many, LA, due June 2002. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                        207,825            --

Bond-Pyatt Insurance Agency, Inc., St. Louis, MO, due August 2006. Interest rate at prime rate, first installment of $89,465 due January 2002, and annual installments of $89,465 thereafter. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                        536,791            --

Della Bell Agency, Fowler, CO, March 2002. Interest rate is 0%, entire balance due at maturity. Collateralized by certain agency assets acquired by Brooke
Corporation.                                                                            97,500            --

Mid Florida Insurance, Inc., Ocala, FL,. Interest rate is 0%, balance due
January 2002. Collateralized by certain agency assets acquired by Brooke
Corporation.                                                                           645,000            --

All Drivers Insurance Inc., Colorado Springs, CO, due September 2003. Interest
rate is 5%, annual payments of $112,500. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                        225,000            --

Gateway Realty of Columbus, Inc., Columbus, NE, due September 2010. Interest
rate is 7%, annual principal payments of $67,345. Collateralized by certain
agency assets acquired by Brooke Corporation.                                          606,109            --

Bruner Insurance Agency, Marianna, FL, due September 2004. Interest rate is 5%, balance due January 2002. Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                    280,701            --

JL Rucker Insurance, Shreveport, LA, due January 2, 2002. Interest rate is 0%
Collateralized by certain agency assets acquired by Brooke Corporation.                270,000            --

Gary Karch & Associates A-1 Insurance, Mt. Vernon, IL, due December 2002
Interest rate is 0%. Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                            67,500            --

Kohn-Senf Insurance Agency, Inc., St. Louis, MO, due December 2002. Interest
rate is 5%, entire balance due at maturity. Collaterized by certain agency
assets acquired by Brooke Corporation.                                                 159,390            --

Sun Century Insurance Agency, Inc., Phoenix, AZ, due December 2003. Interest
rate is 5%, annual principal payments of $67,333. Collaterized by certain agency
assets acquired by Brooke Corporation.                                                 134,667            --

W.I. of Florida, Inc., Tampa, FL, due December 2003. Interest rate is 0%, annual payments of $73,176. Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                           146,352            --

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

4.   BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

                                                                                   $         --       $         --

Watson & Associates Insurance Services, Inc., Phoenix, AZ, due November 2004
Interest rate is 0%, annual payments of $57,167.  Collaterized by certain
agency assets acquired by Brooke Corporation                                            171,500                 --
                                                                                   ------------       ------------

Total bank loans and notes payable                                                    6,428,304          4,417,954
Bonds payable (See Note 5)                                                            5,780,000          1,980,000
                                                                                   ------------       ------------

Total bank loans, notes payable and other long-term obligations                      12,208,304          6,397,954
Less:  Current maturities and short-term debt                                        (4,337,145)        (2,369,067)
                                                                                   ------------       ------------
Total long-term debt                                                               $  7,871,159       $  4,028,887
                                                                                   ============       ============

Interest incurred on bank loans, notes payable and other long-term obligations for the years ended December 31, 2001 and 2000 is $513,193 and $384,972, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets.

Bank loans, notes payable and other long-term obligations mature as follows:

                          BANK LOANS &           BONDS
                         NOTES PAYABLE          PAYABLE             TOTAL
   2002                   $ 3,362,145          $  975,000       $  4,337,145
   2003                     1,804,103             365,000          2,169,103
   2004                       522,622           4,440,000          4,962,622
   2005                       282,379                  --            282,379
   2006                       184,545                  --            184,545
Thereafter                    272,510                  --            272,510
                          -----------         -----------       ------------
                          $ 6,428,304         $ 5,780,000       $ 12,208,304
                          ===========         ===========       ============

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

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

At December 31, 2001 and 2000, the bonds payable consist of:

                                                                  2001                    2000
                                                                PRINCIPAL               PRINCIPAL
BOND SERIES         RATE               MATURITY                   VALUE                   VALUE
-----------         ----               --------                 ---------               ---------
   1997A          10.000%          January 1, 2001             $       --              $  165,000
   1997B          10.250%          January 1, 2002                155,000                 155,000
   1997C          10.500%          January 1, 2003                365,000                 245,000
   1997D          10.125%            July 1, 2001                      --                 595,000
   1998E          10.125%          January 1, 2002                820,000                 820,000
   2000F           9.125%            July 1, 2004               4,440,000                      --
                                                               ----------              ----------
   Total                                                       $5,780,000              $1,980,000
                                                               ==========              ==========

Interest payable is $205,415 and $99,905 at December 31, 2001 and 2000, respectively.

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

                                       2001            2000
                                     ---------       ---------
Office and computer equipment        $ 415,483       $ 415,483
Less:  Accumulated amortization       (407,311)       (386,605)
                                     ---------       ---------
                                     $   8,172       $  28,878
                                     =========       =========

Capital lease amortization is included in depreciation expense.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

7.   INCOME TAXES

The elements of income tax expense (benefit) are as follows:

                 2001            2000
              ---------       ---------
Current       $       0       $       0
Deferred        445,537        (557,032)
              ---------       ---------

              $ 445,537       $(557,032)
              =========       =========

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

                                                                   2001       2000
                                                                   ----       ----
U.S. federal statutory tax rate                                     34%        34%
State statutory tax rate                                             4%         4%
Effect of the utilization of net operating loss carryforwards       (3%)       (3%)
Miscellaneous                                                       (1%)       (1%)
                                                                   ---        ---
Effective tax rate                                                  34%        34%
                                                                   ===        ===

Reconciliation of deferred tax asset:

                                               2001              2000
                                           -----------       -----------
Beginning balance, January 1               $ 1,160,066       $   603,034
Deferred income tax (expense) benefit         (445,537)          557,032
                                           -----------       -----------
Balance, December 31                       $   714,529       $ 1,160,066
                                           ===========       ===========

Expiration dates of net operating loss carryforwards:

     2010              $ 428,553        2019            $ 118,346
     2018                285,174        2020            1,269,484


                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

8.   EMPLOYEE BENEFIT PLANS

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to 15% of their compensation. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for periods ended December 31, 2001 and 2000. During the year ended December 31, 2001 the Company approved a Compensatory Stock Option Plan for management employees. Benefits under the plan have not commenced as of December 31, 2001.

9.   CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at several banks. On December 31, 2001 and 2000, the Company had account balances of $4,943,574 and $2,256,693, respectively, with one bank which exceeds the $100,000 insurance limit of the Federal Deposit Insurance Corporation.

10.  SEGMENT AND RELATED INFORMATION

The Company's two reportable segments as of and for the years ended December 31, 2001 and 2000 consisted of its insurance agency business and its financial services business. The insurance agency business includes the Company's wholly-owned subsidiaries which are licensed insurance agencies operating in the states of Arizona, Colorado, Florida, Iowa, Illinois, Kansas, Louisiana, Missouri, Nebraska, Nevada, Oklahoma, Texas, and Utah. The Company sells insurance through its network of exclusive franchise agents, franchise sub-agents, non-exclusive brokers and insurance producers. The finance services business includes the Company's wholly-owned subsidiary, which is a licensed finance company. The Company originates loans to Brooke Corporation's franchise agents, franchise sub-agents, insurance producers and insurance policyholders. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "other corporate expenses". Management evaluates the performance of its segments and allocates resources to them based on the net income before income taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

The table below reflects summarized financial information concerning the Company's reportable segments for the years ended December 31, 2001 and 2000:

                                       INSURANCE        FINANCIAL       ELIMINATION OF
                                         AGENCY          SERVICES        INTERSEGMENT     CONSOLIDATED
2001                                    BUSINESS         BUSINESS          ACTIVITY          TOTALS
                                      -----------      -----------      --------------    ------------
Insurance commissions                 $20,895,232      $        --      $        --       $20,895,232
Interest income                                --        4,036,009         (160,076)        3,875,933
Gain on sale of notes receivable          507,670          507,670
Gain from extinguishment of debt           93,877           93,877
Interest expense                          513,193        3,457,707               --         3,970,900
Commissions expense                    16,220,082               --               --        16,220,082
Depreciation and amortization             382,295           58,319               --           440,614
Segment assets                          9,149,168       13,527,753       (5,001,306)       17,675,615
Expenditures for segment assets           232,790               --               --           232,790

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

10.  SEGMENT AND RELATED INFORMATION (CONT.)

                                       INSURANCE        FINANCIAL      ELIMINATION OF
                                        AGENCY          SERVICES        INTERSEGMENT     CONSOLIDATED
2000                                   BUSINESS         BUSINESS          ACTIVITY          TOTALS
                                     -----------      -----------      --------------    ------------
Insurance commissions                $13,751,080      $        --      $        --       $13,751,080
Interest income                               --        2,009,517         (131,464)        1,878,053
Interest expense                         384,972        1,588,863               --         1,973,835
Commissions expense                    9,489,111               --               --         9,489,111
Depreciation and amortization            405,735               --               --           405,735
Impairment loss                        1,200,000               --               --         1,200,000
Segment assets                         8,487,677          373,465       (1,040,000)        7,821,142
Expenditures for segment assets          404,147               --               --           404,147

PROFIT (LOSS)                               2001               2000
                                         -----------       -----------
Insurance Agency profit                  $ 3,779,662       $ 2,271,262
Financial Services profit                    961,454           289,191
                                         -----------       -----------
Total segment profit                       4,741,116       $ 2,560,453
Unallocated amounts:
    Finders fees                             450,000                --
    Buyer assistance plan fees             1,589,550                --
    Loss on sale of fixed assets             (47,397)               --
    Gain on sale of agencies                 676,503            17,500
    Other corporate expenses              (6,099,369)       (4,216,283)
                                         -----------       -----------
  Income (loss) before income taxes      $ 1,310,403       $(1,638,330)
                                         ===========       ===========

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

11.  NEW ACCOUNTING STANDARD

In June 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141") which supersedes APB Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preaquisition Contingencies of Purchased Enterprises". SFAS 141 addresses financial accounting and reporting for business combinations and requires that all business combinations within the scope of SFAS 141 be accounted for using only the purchase method. Management has assessed the impact of the adoption of SFAS 141 on its consolidated financial statements and believes the impact will not be material.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") which supercedes APB Opinion No. 17, "Intangible Assets". SFAS 142 addresses how intangible assets are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. SFAS 142 also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. SFAS 142 is required to be applied at the beginning of the entity's fiscal year and to be applied to goodwill and other intangible assets recognized in its financial statements at that date. Management continues to evaluate the impact that adoption of SFAS 142 will have on its consolidated financial statements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143") which amends SFAS No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies". This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS 143 are required to be applied starting with fiscal years beginning after June 15, 2002. Management continues to evaluate the impact that adoption of SFAS 143 will have on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144") which supersedes FASB No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 also amends ARB No. 51 "Consolidated Financial Statements". The provisions of SFAS 144 are required to be applied starting with fiscal years beginning after December 15, 2001. Management continues to evaluate the impact that adoption of SFAS 144 will have on its consolidated financial statements.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

12.  SUBSEQUENT EVENTS

Brooke Corporation entered into an agreement with Phillips County Kansas to issue Industrial Revenue Bonds for the purchase and renovation of a 22,000 square foot building in Phillipsburg, Kansas. This building will serve as the office for the processing center. The total amount of Industrial Revenue Bonds issued was $825,000 with $252,500, used to date, to purchase the building and start demolition with the remaining funds being held by the trustee (First National Bank of Phillipsburg). Construction is scheduled for completion by December 31, 2002.

Brooke Corporation continues to sell preferred stock to Kansas residents. Since December 31, 2001 an additional $1,229,671 of preferred stock has been sold.

Brooke Corporation has issued $585,000 in bonds since December 31, 2001. There has been $980,000 in bond maturities since December 31, 2001.

Brooke Corporation purchased a 1/3 interest in an airplane for a cost of $65,000.

Brooke Bancshares (a 100% subsidiary of Brooke Corporation) was formed January 23, 2002 for the purpose of purchasing a bank. Brooke Bancshares entered into an agreement on February 22, 2002 to purchase a Kansas bank subject to regulatory approval.

The Compensation Committee of the Board of Directors approved, in March 2002, the issuance of stock options to several management employees.

13.  RELATED PARTY INFORMATION

Robert D. Orr, Leland G. Orr and Michael Hess own 100% of the voting stock of GI Agency, Inc. GI Agency, Inc. owns franchise agencies which purchase Master Agent services and obtain loans from the Company at the same general prices and general terms as provided to other unaffiliated franchise agents. As of December 31, 2001, the total outstanding balance of all loans made to GI Agency, Inc. by the Company's finance subsidiary, Brooke Credit Corporation, was $1,456,862. Amounts owed to the Company by GI Agency, Inc. are secured by hypothecation of all the shares of the Company's common stock owned by Brooke Holdings, Inc. which currently represents 73.8% of the total shares outstanding. All of the loans made to GI Agency, Inc., have been sold to an unaffiliated lender. Because of the relationships described above, certain conflicts of interest may arise between the Company and its agents in attempting to resolve disputes that occur as a result of such relationships.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

13.  RELATED PARTY INFORMATION (CONT.)

On occasion, the Company has assigned all of its rights, title and interest in agreements to purchase insurance agencies to GI Agency, Inc., without consideration from GI Agency, Inc. In its role of matching agency buyers and sellers, the Company from time to time executes purchase agreements to acquire agency assets and assigns them to prospective or existing franchise agents. In the event that agency assets purchased by the Company are not sold to a prospective or existing franchise agent, the Company may assign it rights and obligations pursuant to such purchase agreement to GI Agency, Inc. Such assignments allow the Company to avoid retail competition with its franchise agents and positions GI Agency, Inc. to operate such agencies until a purchaser can be identified. From January 1, 2001 through December 31, 2001, GI Agency has collected commissions on the assets subject to such assignments in the amount of $141,226.

On May 31, 2001, GI Agency, Inc. sold the assets associated with its Grand Island, Nebraska operations to a third party unaffiliated with the Company's management. On August 1, 2001, GI Agency, Inc. sold the assets associated with its agency in Ogallala, Nebraska to a third party unaffiliated with the Company's management.

Until May 31, 2001, the Company shared office facilities with GI Agency, Inc. at its Grand Island, Nebraska office location. Brooke Investments, Inc., a wholly-owned subsidiary of the Company, leased the Grand Island property from an unaffiliated lessor. The Company reimbursed Brooke Investments, Inc. for payments made in connection with the lease and GI Agency, Inc. reimbursed the Company for its use of the facilities up through May 31, 2001. From January 1, 2001 through December 31, 2001, GI Agency, Inc. reimbursed the Company $148,484 for personnel expenses and $2,550 for office facilities expenses. Although expenses are allocated between the Company and GI Agency, Inc., the expense allocation has not been independently evaluated to determine fairness.

Robert D. Orr, Leland G. Orr and Michael Hess have, in some cases, each guaranteed amounts due suppliers under certain agency agreements. The amounts guaranteed under such agency agreements varies depending on the value of premiums to be collected under such agency agreements. The continuance of these guarantees is important to the Company's prospects.

The Company has extended a $400,000 line of credit loan to Brooke Holdings, Inc. which owns 73.8% of the Company's common stock. . This line of credit is unsecured and was renewed on December 31, 2001 bearing interest at a rate of 9.5% per annum and maturing on December 31, 2002. The outstanding balance on the line of credit as of December 31, 2001 was $384,689.

Robert Orr, Leland Orr, Michael Hess, and Shawn Lowry have each guaranteed the promissory note of Austin Agency, Inc., of Brownsville, Texas, to Brooke Credit Corporation. The four guarantors have taken assignment in stock of Austin Agency, Inc. as consideration for their guarantees. The loan to Austin Agency, Inc. was executed on May 15, 2000 for $1,200,000 and is scheduled to mature on August 1, 2010. As of December 31, 2001 the principal balance of the loan was $1,125,507.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

13.  RELATED PARTY INFORMATION (CONT.)

Shawn Lowry is the sole manager of First Financial Insurance Group, L.C. , a Kansas limited liability company. Michael Lowry is the sole member of First Financial. The business purpose of First Financial includes investing in agencies and guaranteeing loans made by Brooke Credit Corporation to franchise agents who have bought agencies from the Company. On June 1, 2001, First Financial Group, L.C., guaranteed 65% of the Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas. In consideration for this guaranty, First Financial Group, L.C. received a 15% profit interest in Palmer, L.L.C. The loan was executed on June 1, 2001 for $799,519 and is scheduled to mature on September 1, 2011. As of December 31, 2001 , the principal balance of the loan was $789,331. On September 28, 2001, First Financial guaranteed 25% of the outstanding principal balance of two Brooke Credit Corporation loans to R&F, L.L.C. of Kansas City, Missouri. Both loans were executed on September 28, 2001 in the amount of $102,918 and $545,791, respectively, and both mature on December 1, 2013. As of December 31 , 2001 the balance on these loans was $102,918 and $545,791, respectively. In consideration for these guarantees, First Financial Group received 5% profits interest in R&F, L.L.C. On October 15, 2001 First Financial guaranteed 50% of the outstanding principal balance of The Wallace Agency, L.L.C. of Wanette, Oklahoma. This loan was executed on October 15, 2001 in the amount of $440,656 and is to mature on January 1, 2014. As of December 31 , 2001 the balance on this loan was $440,656. In consideration of this guarantee, First Financial Group receives a 7.5% profits interest in The Wallace Agency.

Shawn Lowry currently has three loans outstanding from Brooke Credit Corporation. On February 7, 2001 Mr. Lowry borrowed $28,000 from Brooke Credit Corporation bearing interest at a rate adjusted annually and equal to 3.5% per annum over the New York prime rate, which as of the last date of determination was 12%. On September 17, 2001 Mr. Lowry borrowed $12,000 from Brooke Credit Corporation bearing interest at 10% with a scheduled maturity date of December 31, 2001. On October 1, 2001 Mr. Lowry borrowed $2,500 from Brooke Credit Corporation bearing interest at 10% with a maturity date of December 31, 2001. On October 31, 2001 Mr. Lowry borrowed $79,283 from Brooke Credit Corporation bearing interest at 3.5% per annum over the New York prime rate with a maturity date of November 1, 2011. The outstanding balance of these loans as of December 31, 2001 was $113,119. The purpose of the loans was to allow Mr. Lowry to purchase stock of the Company and finance the operations of First Financial Group, L.C.

Michael Lowry has one loan outstanding from Brooke Credit Corporation. On October 31, 2001 Mr. Lowry borrowed $48,597 from Brooke Credit Corporation bearing interest at 3.5% per annum over the New York prime rate with a scheduled maturity date of October 31, 2011. The purpose of the loan was to allow Mr. Lowry to refinance his loan to purchase stock of the Company. This loan has been sold to an unaffiliated lender.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

13.  RELATED PARTY INFORMATION (CONT.)

Kyle Garst is the sole manager and sole member of American Financial Services, L.L.C., a Kansas limited liability company. The business purpose of American Financial Services, L.C., includes investing in agencies and guaranteeing loans made by Brooke Credit Corporation to franchise agents who have bought agencies from the Company. On October 15, 2001 American Financial guaranteed 50% of the outstanding principle balance of The Wallace Agency, L.L.C. of Wanette, Oklahoma. This loan was executed on October 15, 2001 in the amount of $440,656 and is to mature on January 1, 2014. In consideration of this guarantee, First Financial Group receives a 5% profit interest in The Wallace Agency. As of December 31, 2001 the balance on this loan was $440,656.

Mr. Garst has one loan with Brooke Credit Corporation in the amount of $9,824 bearing interest at 10.00%. This loan was executed on December 14, 2001 and is scheduled to mature on December 14, 2002. The outstanding principal balance as of December 31, 2001 was $9,824. The purpose of the loan was to fund business operations of American Financial Services, L.L.C.

Anita Larson is married to John Arensberg, a partner in Arensberg Insurance of Lawrence, Kansas and Overland Park, Kansas. The Company and Arensberg Insurance have entered into a franchise agreement pursuant to which Arensberg Insurance participates in the Company's Master Agent program. In addition, the Company's finance subsidiary, Brooke Credit Corporation, has made three loans to Arensberg Insurance. As of December 31, 2001, the total outstanding balance of such loans was $787,682. Each of the loans bears interest at a rate adjusted annually and equal to 3.0% per annum over the New York prime rate, which as of December 31, 2001 was 11.5% for each loan. One of the loans is scheduled to mature on October 1, 2008 and the remaining two loans are both scheduled to mature on July 1, 2009. All of the loans made to Arensberg Insurance have been sold to an unaffiliated lender.

Ms. Larson borrowed $30,000 from Brooke Credit Corporation. The loan bears interest at a rate adjusted annually and equal to 2.5% per annum over the New York prime rate, which as of December 31, 2001 was 12%. The loan is scheduled to mature on August 1, 2005. The outstanding balance of this loan as of December 31, 2001 was $27,555. The purpose of the loan was to allow Ms. Larson to purchase stock of the Company.

Anita Lowry is a sister to Robert D. Orr and Leland G. Orr and the mother of Shawn Lowry and Michael Lowry and is married to Don Lowry who is a franchisee. Don & Anita Lowry are shareholders of American Heritage Agency, Inc. which owns an agency in Hays, Kansas and previously owned an agency in Great Bend, Kansas. The Company and American Heritage Agency, Inc. entered into a franchise agreement on February 28, 1999 pursuant to which American Heritage Agency, Inc. participates in the Company's Master Agent program. As of December 31, 2001, American Heritage had three loans outstanding to Brooke Credit Corporation with total outstanding balances of $1,399,070. Since December 31, 2001, American Heritage has sold assets and reduced its outstanding loan balances to $339,359 of which all but $66,497 have been sold to unaffiliated lenders. The outstanding loans to American Heritage currently have individual balances of $272,862, $1,208 and $65,289 with respective maturity dates of September 1, 2010, May 1, 2002 and February 1, 2014. All of the loans bear interest at a rate adjusted annually to 3.5% over the New York prime rate.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

13.  RELATED PARTY INFORMATION (CONT.)

Alexine Paden is the mother of Robert D. Orr and Leland G. Orr and is married to Don Paden, Logan, Kansas. Don & Alexine Paden have purchased $40,000 of Brooke Credit Corporation's bonds which are outstanding at December 31, 2001.

Phyllis Koster is the mother of Michael Hess and is married to Henry Koster, Cawker City, Kansas. Henry Koster has purchased $100,000 of Brooke Credit Corporation's bonds which are outstanding at December 31, 2001.

Wanda Schmidt is the mother-in-law of Robert D. Orr and has purchased a loan participation from Brooke Credit Corporation through her Individual Retirement Account in the amount of $3,289.

Lori Hess is the wife of Michael Hess and has purchased a loan participation from Brooke Credit Corporation through her Individual Retirement Account in the amount of $103,299.

Robert D. Orr has purchased a loan participation from Brooke Credit Corporation through his Individual Retirement Account in the amount of $115,911.

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

14.  CONTINGENCY

The Company is filing voluntarily with the SEC (Securities and Exchange Commission). The Company has not received official notice of clearing comments, therefore, it is possible future SEC comments could have an affect on this audit report.

                                  EXHIBIT LIST

EXHIBIT   DESCRIPTION
NO.

3.01 Amendment and Restatement to the Articles of Incorporation of the Company, filed with the Secretary of State for the State of Kansas on March 16, 2001(5)
3.02      By-laws of Brooke Financial Services, Inc.(1)
3.03 Minutes of special meeting of stockholders of Brooke Financial Services, Inc., dated May 10, 1986, amending the by-laws(1)
3.04 Minutes of special meeting of stockholders of Brooke Financial Services, Inc., dated January 31, 1987, amending the by-laws(1)
3.05 Minutes of special meeting of stockholders of the Company, dated January 26, 1991, amending the by-laws(1)
3.06      Certificate of Amendment to the By-laws of the Company, dated July 3,
          2000(1)
4.01 Indenture dated as of July 31, 1997 (the "Indenture"), by and between Brooke Credit Corporation and The First National Bank and Trust Company, relating to the issuance of the Brooke Credit Corporation, Series 1997A, Series 1997B and Series 1997C Bonds(1)
4.02 Addendum to the Indenture dated as of November 13, 1997, relating to the issuance of the Brooke Credit Corporation, Series 1997D Bonds(1)
4.03 Addendum to the Indenture dated as of August 28, 1998, relating to the issuance of the Brooke Credit Corporation, Series 1997E Bonds(1)
4.04 Guaranty dated as of December 18, 1997, executed by Brooke Corporation guaranteeing payment of principal and interest on the Brooke Credit Corporation, Series 1997A, Series 1997B, Series 1997C and Series 1997D Bonds(1)
10.01 Representative Agency Agreement between the Company and Safeco Insurance Company(1)
10.02     Representative Agency Agreement between the Company and Allied
          Group(1)
10.03 Representative Agency Agreement between the Company and EMC Insurance Companies(1)
10.04 Representative Agency Agreement between the Company and Columbia Insurance Group(1)
10.05 Representative Agency Agreement between the Company and Allstate Insurance Company(1)
10.06 Agreement for Advancement of Loan dated as of September 12, 1997, by and between GI Agency, Inc. and Brooke Credit Corporation(1)
10.07 Agreement for Advancement of Loan dated as of December 1, 1997, by and between GI Agency, Inc. and Brooke Credit Corporation(1)
10.08 Agreement for Advancement of Loan dated as of December 31, 1997, by and between GI Agency, Inc. and Brooke Credit Corporation(1)
10.09 Agreement for Advancement of Loan dated as of September 1, 1998, by and between GI Agency, Inc. and Brooke Credit Corporation(1)

10.10 Guaranty dated as of January 2, 1998, of Robert Orr, Leland Orr and Michael Hess guaranteeing payment of amounts due Brooke Credit Corporation by GI Agency, Inc.(1)
10.11 Hypothecation Agreement dated as of January 2, 1998, executed by Robert Orr pledged certain assets as collateral for amount due Brooke Credit Corporation by GI Agency, Inc.(1)
10.12 Franchise Agreement dated as of September 4, 1997, by and the Company and GI Agency, Inc.(1)
10.13 Assignment of Contract Agreement dated as of June 30, 1999, by and between GI Agency, Inc., and the Company(1)
10.14 Assignment of Contract Agreement dated as of July 15, 1999, by and between GI Agency, Inc., and the Company(1)
10.15 Assignment of Contract Agreement dated as of July 15, 1999, by and between GI Agency, Inc., and the Company(1)
10.16 Assignment of Contract Agreement dated as of September 23, 1999, by and between GI Agency, Inc., and the Company(1)
10.17 Assignment of Contract Agreement dated as of October 1, 1999, by and between GI Agency, Inc., and the Company(1)
10.18 Purchase Agreement dated as of June 13, 2000, by and between Gerald Lanio and William Tyer and the Company(1)
10.19 Agreement for Sale of Insurance Agency Assets dated as of March 31, 1999, by and among Royal Specialty Underwriting, Inc., The American Agency, Inc., and the Company(1)
10.20 Personal Guaranties dated as of May 15, 2000, of Robert Orr, Leland Orr and Michael Hess guaranteeing payment of amounts due Brooke Credit Corporation by Austin Agency(1)
10.21 Form of Assignment of Stock dated as of May 15, 2000, by and among Bob Austin, Sr., as assignor and Michael Hess, Robert Orr, Leland Orr and Shawn Lowry, as assignee(1)
10.22     Lease Agreement relating to Phillipsburg, Kansas facility(1)
10.23     Lease Agreement relating to Overland Park, Kansas facility(1)
10.24 Agreement for Advancement of Loan dated as of December 7, 2000, by and between G.I. Agency, Inc. and Brooke Credit Corporation(2)
10.25 Personal Guaranty dated as of December 21, 2000 of Robert D. Orr, Leland G. Orr, and Mike Hess guaranteeing payment of amounts due Brooke Credit Corporation by G.I. Agency, Inc.(2)
10.26 Personal Guaranty dated as of December 21, 2000 of Robert D. Orr, Leland G. Orr, and Mike Hess guaranteeing payment of amounts due Brooke Credit Corporation by G.I. Agency, Inc.(2)
10.27 Personal Guaranty dated as of December 7, 2000 of Robert D. Orr, Leland G. Orr, and Mike Hess guaranteeing payment of amounts due Brooke Credit Corporation by G.I. Agency, Inc.(2)
10.28 Personal Guaranty dated as of November 30, 2000 of Robert D. Orr, Leland G. Orr, and Mike Hess guaranteeing payments of amounts due Brooke Credit Corporation by G.I. Agency, Inc.(2)

10.29 Personal Guaranty dated as of May 15, 2000 of Shawn Lowry guaranteeing payment of amounts due Brooke Credit Corporation by Austin Agency(3)
23.01     Consent of Auditors(4)

----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed on October 18, 2000.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000..
(3) Incorporated by reference to the Registrant's Amendment No. 4 to its Form 10-SB filed on July 11, 2001.
(4) Filed herewith.
(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.