Form 10KSB/A
period 2001-12-31
BROOKE CORP
filed 2002-05-14
CIK 834408

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1


(Mark One)

/X/      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM _________________TO ____________________

                         COMMISSION FILE NUMBER 000-31789

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

         Documents incorporated by reference: None

         Transitional Small Business Disclosure Format (Check One):
Yes  / /   No  /X/

                                TABLE OF CONTENTS


                                                                                                 PAGE
                                                                                                  NO.
FORWARD LOOKING STATEMENTS                                                                          1

PART I
         ITEM 1     DESCRIPTION OF BUSINESS                                                         1
         ITEM 2     DESCRIPTION OF PROPERTY                                                        20
         ITEM 3     LEGAL PROCEEDINGS                                                              21
         ITEM 4     SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS                            21

PART II
         ITEM 5     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                    MATTERS                                                                        21
         ITEM 6     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                    OPERATION                                                                      23
         ITEM 7     FINANCIAL STATEMENTS                                                           33
         ITEM 8     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE                                            33
PART III
         ITEM 9     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                    PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                     33
         ITEM 10    EXECUTIVE COMPENSATION                                                         36
         ITEM 11    SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
                    HOLDERS VOTING SECURITIES AND PRINCIPAL HOLDERS                                37
         ITEM 12    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                 38
         ITEM 13    EXHIBITS AND REPORTS ON FORM 8-K                                               43

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


         In the first quarter of 2002, the Company anticipates that it will tailor its franchise disclosures to accommodate agent specialization, using the Master Agent concept, in financial services other than insurance. On February 22, 2002 the Company, through its wholly-owned subsidiary, Brooke Bancshares, Inc. ("Brooke Bancshares") entered into a stock purchase agreement with 1st Financial Bancshares, Inc. ("Seller") to purchase Centerville State Bank in Centerville, Kansas. Under the agreement Brooke Bancshares agreed to purchase all 5,000 shares of the outstanding common stock of the Seller, par value $10 per share, in exchange for the payment of the "Formula Price" for the shares. The "Formula Price" for the shares is based on a formula set forth in the stock purchase agreement that in no event will exceed $1,032,000. The closing date of the agreement may not be later than June 30, 2002. Although the Company is scheduled to consummate the bank purchase by June 30, 2002, the regulatory approval process is onerous and approval is uncertain.



         In the first quarter of 2002, the Company acquired a property in Phillipsburg, Kansas for renovation into a new processing center facility with increased office space and improved security. The Company expects to move into the renovated facility in 2002, and construction is scheduled to be completed on the new facility by December 31, 2002.

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

         Using the "Collateral Preservation" tools that made the Company's finance company subsidiary a leader in the area of insurance agency lending, the Company's finance company subsidiary also intends to make loans to other financial services professionals so they can also afford the benefits of ownership. To accommodate the unusual collateral characteristics of franchise agent loans, the finance company retains the Company, as Master Agent, to: (1) maintain trust accounts for customer receipts; (2) centrally store collateral (customer files); (3) control supplier relationships; (4) account for and disburse revenues; and, (5) to generally cooperate in preservation and, if necessary liquidation, of collateral.



         The first year of ownership for all business owners is typically the most difficult. As such, "Buyers Assistance Plans" ("BAP") are typically provided to consult with and otherwise assist franchise agents during their first year of ownership. Some of the benefits provided by a Buyers Assistance Plan include: (1) pre-closing inspection reports; (2) marketing plan development; (3) operation analysis consulting; and, (4) cash flow assistance. Buyers Assistance Plans are provided through a wholly-owned subsidiary of the Company, The American Heritage, Inc.("Heritage"), under the trade names of Heritage Agency Consulting and Heritage Business Consultants. In addition to providing buyers assistance after an agency is acquired, Heritage also provides "Buyers Qualification Plans" which prepare and qualify prospective franchise agents for ownership.



         Although there is demand for BAP consulting services from insurance agents, lenders are particularly interested that agent borrowers purchase BAP consulting services. The collateral for loans to agents is typically the intangible "book of business" or revenue stream that comprises the agencies' value. Without tangible assets to liquidate, it is important to lenders that the agent borrowers preserve collateral values by properly managing their business.



         The Company has significantly expanded its staff in order to provide BAP consulting services. A manager and one staff person have been hired to coordinate BAP consulting services from the Company's national office and the Company has significantly increased regional office staff to directly consult with agents in the field.



         Since its introduction in the second quarter of 2001, the Company has made certain adjustments to pricing, added some additional features and permitted some BAP consulting services to be purchased on an "a la carte" basis.



         The BAP services provided by the Company have been divided into four categories: (1) due diligence inspections before closing (2) marketing consulting after closing, (3) operational consulting after closing, and (4) 30-day warranty described below.



         BAP services include an inspection report that is delivered to the buyer prior to closing so it can be used as part of buyer's due diligence process. Inspection reports are the compilation of information gathered from the agency seller and based on well-defined guidelines set forth in the exhibits to the BAP agreements.

         BAP services include marketing consulting. During the first 30 days after closing, a twelve month marketing plan is developed to guide the buyer's marketing activities during the crucial first year of business. BAP assistance includes payment for certain signage, mass media advertising and direct mail advertising expenses. If the buyer complies with the marketing plan, then the BAP provides marketing cash flow assistance that includes payment for commissions that are less than projected using information provided by the agency seller.



         BAP services include operational consulting. During the first 30 days after execution of the BAP, an operations report is compiled to help the buyer improve agency operations and historical commissions data is reconciled. Some operational cash flow assistance is provided, as BAP services include arrangement for prepayment of certain master agent fees and accounts receivable funding.



         BAP services include a protective warranty provision that allows the buyer to resell or "put" the agency to Heritage within 30 days of the execution of the BAP. This 30-day warranty provision has never been exercised but provides comfort to both buyers and lenders.



         BAP purchase prices have been allocated to each of the four categories of BAP services referenced above. These allocations are based on factors such as consulting time expended and direct cash outlays. BAP purchase prices are allocated to the BAP services categories as follows: (1) 18% to inspection reporting associated with the buyer's due diligence process, (2) 26% to marketing consulting, (3) 50% to operational consulting, and (4) 6% to 30-day warranty.



         The BAP services categories for inspection reporting and warranty are generally provided within 30 days before or after execution of the BAP, so revenues associated with these services are recognized when the purchase price is received. Within the marketing and operational consulting services categories, BAP purchase prices have been further allocated to subcategories because marketing and operational consulting include certain BAP services that are not performed within 30 days of the execution of the BAP and, as a result, the portion of BAP purchase prices allocated to these services is not recognized as revenue until the service is performed.



            The 26% of the BAP purchase price that has been allocated to the marketing consulting services category has been further allocated into five subcategories as follows to defer revenue recognition for certain activities:
(1) 10.5% to marketing plan development which is immediately recognized as revenue because the plan is compiled within 30 days of the execution of the BAP, (2) 5.3% to mass media advertising which is recognized as revenue evenly over the twelve month BAP period, (3) 3.5% to direct mail advertising which is recognized as revenue evenly over the twelve month BAP period, (4) 0.5% to signage which is immediately recognized as revenue because signage is installed within 30 days of the execution of the BAP, and (5) 6.2% to seller represented commission payments which is recognized as revenue evenly over the twelve month BAP period.

         The 50% of the BAP purchase price that has been allocated to the operational consulting services category has been further allocated into four subcategories as follows to defer revenue recognition for certain activities:
(1) 11.0% to operations report development which is immediately recognized as revenue because the report is compiled within 30 days of the execution of the BAP, (2) 5.5% to historical commissions data reconciliation which is immediately recognized as revenue because the data is compiled within 30 days of the execution of the BAP, (3) 0.5% to accounts receivable funding which is recognized as revenue evenly over the twelve month BAP period, (4) 33.0% to prepaid master agent fees, none of which is recognized as BAP related income but which is recognized as master agent fees mostly after the expiration of the BAP period.



         Although BAP agreements cannot be cancelled by the buyer after execution thereof, the effect of the 30 day warranty is to refund most of the BAP purchase price if the buyer exercises the right to put the agency to Heritage. No revenue is recognized on any BAP agreements if the buyer exercises the put right, although no buyers have yet done so.


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


         The Company prefers to operate as an intermediary because its primary expertise is the distribution, not the underwriting, of insurance and financial services. As such, the Company typically contracts with third party suppliers, such as insurance companies, to provide the services sold by franchise agents. Additionally, the separation or independence of franchise agents from suppliers generally increases agency value. However, if a suitable supplier is not readily available, then the Company may become a direct supplier of insurance and financial services to franchise agents. For example, the Company has signed a purchase agreement to acquire a commercial bank, and, if consummated, it is expected that franchise agents will sell banking services.


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

         INSURANCE MARKET. Most of the Company's revenues result from sales of insurance policies. Although the Company's revenues are comprised primarily of the sales commission portion of insurance premiums, most industry analysis is based on premiums. Based on typical sales commission rates, the Company has estimated that its gross annualized premiums will be $275 million to $300 million for the 2002 fiscal year. The Company estimates that its typical sales commission rate is 12.5% which has been derived from analysis of the Company's actual historical commission rates and the Company's knowledge of industry practices. Although sales commission rates vary by supplier and by type of products, most of the Company's commission rates with suppliers range between 10% and 15% and management believes that the Company's sales commission rates are similar to others in the industry. The Company reconciled, or allocated to agents, $171,915,429 in actual premiums during 2001, however gross premiums for 2001, on an annualized basis, would be more as a result of agency acquisitions made during the year for which premiums were collected for only part of the year. Based on the amount of commissions reconciled, the Company's actual commission rate for 2001 was approximately 12.15%. As a result of the Company's geographical and personnel expansion in recent years, the Company expects insurance commissions, and correspondingly premiums, to increase in 2002 at rates similar to 2000 (57%) and 2001 (52%) which provides the basis for the Company's projection of increased gross annualized premiums in 2002.


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

         The Company's regional agency sales personnel, in coordination with the Company's national office, market the business brokerage segment of the Company's facilitator services, under the trade name of Agency Business Brokers, to franchise and non-franchise agent sellers. The Company's national office personnel market the lending segment of the Company's facilitator services, under the trade name of Brooke Credit Corporation, a Kansas corporation, to franchise agent borrowers. The
Company's national office personnel also market the consulting segment of the Company's facilitator services, under the trade name of Heritage Agency Consultants, to franchise agent buyers.


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

         CORPORATE STRUCTURE. All of the Company's subsidiaries are 100% owned and controlled by the Company. With the notable exceptions of Brooke Credit Corporation, The American Agency, Inc., and American Heritage, Inc., all of the Company's subsidiaries are held primarily for regulatory licensing and insurance company contracting purposes. Other than Brooke Credit Corporation and Brooke Bancshares, the subsidiaries' financial statements are not separately prepared. Brooke Credit Corporation is a licensed finance company that originates loans primarily to the Company's agents. Separate financial statements are regularly prepared for Brooke Credit Corporation, and Brooke Credit Corporation borrows money in its own right primarily through the issuance of bonds.


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

         BANK OBLIGATIONS AND REGULATIONS. As the parent company of Brooke Bancshares, the Company could be required to inject significant additional capital into any bank owned by Brooke Bancshares in the event such bank experiences adverse financial results, has a financial condition deemed unacceptable by its regulators, or is the subject of an unsatisfactory review. Furthermore, in addition to being required to inject additional significant capital, such adverse financial results, unacceptable financial condition or unsatisfactory audit could result in the Company being subject to increased regulatory scrutiny and/or increased restrictions on the conduct of its business which could decrease the Company's profitability or otherwise have an adverse effect on the Company's condition.


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


         The Company also maintains a processing center and three additional regional offices. The processing center is located in Phillipsburg, Kansas, and consists of 6,000 square feet of office space. With respect to the processing center, the Company has a year-to-year lease that is renewable at its option that provides for lease payments of $2,500 per month, subject to annual adjustments. The Company recently announced its plans to move its processing center to a larger more modern facility in Phillipsburg, Kansas. The Company anticipates the move to occur in the second or third quarter of 2002, but in any event to occur no later than December 31, 2002, the expected completion date of the new facility. The new processing center will consist of approximately 22,000 square feet. Total project costs for the acquisition and renovation are estimated between $850,000 and $900,000. Most of the project will be funded with an $825,000 industrial revenue bond issue which the Company is required to repay.


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


         The Company purchased a one-third (1/3) interest in an airplane in January 2002 for a total purchase price of $65,000 from Kyle Railroad Company, a party unaffiliated with the Company or any of its affiliates. The primary purpose for this purchase is to provide transportation for the Company's regional staffs, prospective agents and Company's management to and from the Company's processing center in Phillipsburg, Kansas. The plane has not and will not be utilized for the personal use of the Company's employees, officers or directors without full reimbursement by said individuals for operating costs.


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


         RECENT SALES OF UNREGISTERED EQUITY SECURITIES. During 2001, the Company sold 73,650 shares of its 2002 Preferred Stock at twenty-five dollars a share. The 2002 Preferred Stock was offered only to Kansas residents on a "best efforts basis" by authorized employees of the Company in an offering exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 3(a)(11) of the Securities Act and Rule 147 promulgated thereunder. The offering commenced on February 27, 2001. Holders of the 2002 Preferred Stock are entitled to receive quarterly cumulative dividends at a rate of 10% per annum payable. After amounts have been distributed to the holders of the Company's convertible preferred stock, the holders of the 2002 Preferred Stock, upon liquidation or dissolution of the Company, are entitled to be paid an amount equal to $25 for each share of 2002 Preferred Stock not converted to common stock, before any amount may be paid to holders of the Company's common stock. Each share of 2002 Preferred Stock may be converted by the holder into one share of the Company's common stock at anytime prior to April 1, 2002. The Company has the option to redeem its 2002 Preferred Stock at anytime after April 1, 2002 by paying $27.50 for each share of 2002 Preferred Stock held. The holders of 2002 Preferred Stock have no right to proceed against the Company for unpaid dividends unless and until the same are declared by the Company.


         The Company did not sell any unregistered equity securities, other than the 2002 Preferred Stock during the years 1999, 2000 and 2001.

         RECENT SALES OF UNREGISTERED DEBT SECURITIES. During 2001, Brooke Credit Corporation, a wholly-owned subsidiary of the Company, sold $4,440,000 of its Series 2000F Bonds. The Series 2000F Bonds were offered only to Kansas residents on a "best efforts basis" by authorized employees of the Company in an offering exempt from registration under the Securities Act pursuant to Section 3(a)(11) thereof and Rule 147 promulgated thereunder. The offering commenced in December 2000. The sale of the Series 2000F Bonds was registered with the Kansas Securities Commissioner on December 18, 2000 with a total principal value of $5,000,000. Series 2000F Bonds for sale to Kansas residents were available in $5,000 denominations, bearing interest at a rate of 9.125% with a scheduled maturity date of July 1, 2004.

         During 2001, Brooke Credit Corporation also sold $120,000 of its Series 1997C Bonds. The Series 2000F Bonds were offered only to Kansas residents on a "best efforts basis" by authorized employees of the Company in an offering exempt from registration under the Securities Act pursuant to Section 3(a)(11) thereof and Rule 147 promulgated thereunder. The offering commenced in September 2001. The Series 1997C Bonds were available in $5,000 denominations, bearing interest at a rate of 10.5% with a scheduled maturity date of January 1, 2003.



         From the period beginning September 1997 and ending December 31, 2001, Brooke Credit Corporation issued bonds in the total principal amount of $6,540,000 through both public and private offerings of six bond series: Bond Series 1997A, 1997B, 1997C, 1997D, 1998E and 2000F, which raised $165,000,
$155,000, $365,000, $595,000, $820,000 and $4,440,000, respectively. Each of the foregoing Series of bonds was offered in offerings exempt from registration under Rule 147 as promulgated by the SEC, as the securities were sold within the State of Kansas, to Kansas residents, and the issuer was incorporated in and doing business in the State of Kansas. As precautions against restricted offers and sales, Brooke Credit Corporation requires an opinion of counsel that any proposed offer, sell, transfer or other disposal of the bonds would not require registration; included conspicuous legends on the Series 1997A, 1997B, 1997C, 1997D, 1998E and Series 2000F Bond certificates and in the text of the prospectuses setting forth the limitations on resale; obtained a written acknowledgment of the restrictions from each purchaser; and obtained a written representation from each purchaser as to the purchaser's place of residence. In addition, all transfer requests are reviewed by a member of executive management. If the proposed purchaser is a non-Kansas resident a stop order is put on the transfer and the transfer is not completed.



         Neither the Company nor any of its affiliates sold any unregistered debt securities, other than those described above, during the years 1999, 2000 and 2001.


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


         On February 22, 2002 the Company, through its wholly-owned subsidiary, Brooke Bancshares, entered into a stock purchase agreement with Seller to purchase Centerville State Bank in Centerville, Kansas. The closing date of the agreement may not be later than June 30, 2002. Although the Company is scheduled to consummate the bank purchase by June 30, 2002, the regulatory approval process is onerous and approval is uncertain. The purchase price is approximately $1,000,000 and the Company expects to fund the proposed acquisition through an offering of the Company's Series 2002B Convertible Preferred Stock. As such, the Company's current capital ratio and liquidity position are not expected to be materially impacted by this transaction. The proposed transaction is not expected to materially impact the Company's operating profits in 2002, although the Company's assets are expected to significantly increase due to the leverage, or capital ratio, of the bank.


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

         During the fourth quarter of 2001, the Company incurred a net loss of $84,836 which is at least partially attributable to a dispute settlement expense in the approximate amount of $85,000. Contributing to the fourth quarter loss was a $177,287 reduction in insurance commission income and a $120,565 increase in insurance commissions expense from the prior quarter. Fourth quarter earnings were also adversely impacted by a $168,337 increase in payroll expense from the third quarter with a less than expected corresponding increase in facilitator income.



         The Company's accounts and notes receivables totaled $7,348,714 at December 31, 2001 and was comprised of $3,021,174 in notes receivable balances and $4,327,544 in customer receivable balances. Although a loss allowance of $169,422 was made at December 31, 2001 for the Company's long-term loss exposure related to its recourse liability on $10,123,323 in loans, no loss allowance has been made for the Company's accounts and notes receivables because these assets have a short term exposure to loss. All of the Company's notes receivables are held for sale and typically sold in a short period of time. Most of the Company's accounts receivables are agent obligations that are paid at the next monthly statement settlement so accounts receivables are typically paid within 30 days.


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

         Underlying assumptions used in the initial determination of future cash flows on the participation loans accounted for as sales include the following:


                                                 2001
                                        Agency Loans (Adjustable)            Agency Loans (Fixed-Rate)




Prepayment speed*                                       10%                                  10%
Weighted average life*                             100.68 months                             N/A
Expected credit losses*                                .50 %                                 .50%
Discount Rate*                                         8.5%                                 11.00%
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

         In connection with the recognition of non-cash gains for the servicing benefits of loan participation sales, the present value of future cash flows were recorded as a servicing asset. Components of the servicing asset as of December 31, 2001 were as follows:


Estimated cash flows from loan servicing fees                                                           $ 607,636
Less:
  Servicing Expense                                                                                      (202,569)
  Discount to Present Value                                                                              (111,791)
                                                                                                     -------------
Carrying Value of Retained Servicing Interest in Loan Participations                                    $ 293,276

         In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows were recorded as a servicing liabilities. Components of the servicing liability as of December 31, 2001 were as follows:

Estimated cash flows from loan servicing fees                                                                $  0
Less:
  Servicing expense                                                                                        58,917
  Discount to present value                                                                               (16,657)
                                                                                                     -------------
Carrying Value of Retained Servicing Liability in Loan Participations                                    $ 42,260

         In connection with the recognition of non-cash gains for the interest benefits of loan participation sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities. Components of the interest receivable asset as of December 31, 2001 were as follows:

Estimated cash flows from interest income                                                               $ 436,375



Less:
  Estimated credit losses *                                                                              (205,878)
  Discount to present value                                                                               (46,085)
                                                                                                     -------------
Carrying Value of Retained Interest in Loan Participations  * Estimated                                  $184,412
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

         The following table presents a summary of various indicators of the credit quality of off-balance sheet recourse loans for the year ended
December 31, 2001:

For the year ended December 31, 2001:
   Net charge offs* As of December 31, 2001:                                                                   $0
   Recourse loans sold                                                                                $10,123,323
   Estimated credit losses provided for                                                                  $169,422
   Estimated credit losses to recourse loans sold at period end                                             1.67%
Estimated Credit Loss Rates:
   Annual basis                                                                                             0.50%
   Percentage of original balance                                                                           1.54%
Delinquency rates:
   30 to 89 days*                                                                                            0.0%
   90 days or more*                                                                                          0.0%

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

         KYLE GARST, 32, Vice President of the Company and National Investment Sales Manager, joined the Company in 1994 as a sales representative. Mr. Garst is a graduate from Kansas State University with a Bachelor of Science degree in Business Finance. From January 1997 to March 1999, Mr. Garst worked as a sales representative and profit center leader for Koch Industries. In March 1999, Mr. Garst returned to the Company as the State Manager for Oklahoma and in August 2000, he was named Regional Sales Manager for Texas, Oklahoma, and Louisiana. In December 2001, Mr. Garst was promoted to National Investment Sales Manager, a position previously occupied by Company Director Michael Hess. Mr. Garst's duties under his new title include: investor relations, co-ordination of Company activities to secure an exchange listing for the Company, supervision of the Company's investment sales group and all investment sales activities. Mr. Garst has also retained some responsibilities regarding agency related matters.

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

                           SUMMARY COMPENSATION TABLE

           Name and Principal Position                Fiscal                  Annual Compensation
                                                       Year         Salary ($)      Bonus ($)       Other ($)
          ----------------------------                ------      -------------- --------------    -----------
Robert D. Orr(1)                                       2001       $     -0-      $     -0-        $      -0-
Chief Executive Officer                                2000             -0-            -0-        $     1,075
                                                       1999             -0-            -0-               -0-

Michael Hess(1)                                        2001       $    80,000          -0-
President                                              2000       $    80,000          -0-        $       842
                                                       1999       $    82,333    $    38,664             -0-

Leland G. Orr(1)                                       2001       $    80,000          -0-               -0-
Chief Financial Officer, Treasurer                     2000       $    80,000          -0-        $     1,085
                                                       1999       $    82,333    $    30,000             -0-

Shawn Lowry(2)                                         2001       $    90,000          -0-               -0-
Vice President                                         2000       $    88,750    $    18,609             -0-
                                                       1999       $    61,000    $    31,399      $     3,258

Michael Lowry(2, 3)                                    2001       $    36,000    $    69,531             -0-
Vice President                                         2000       $    36,000    $    17,694             -0-
                                                       1999       $    37,500    $    10,866             -0-

--------------------------------------------------
(1) In addition to the compensation set forth above, Robert D. Orr, Leland G. Orr and Michael Hess receive use of a vehicle for personal and commuting use.
(2) Shawn Lowry and Michael Lowry receive use of a vehicle for commuting purposes.
(3) Michael Lowry received his bonus from Brooke Credit Corporation, the finance subsidiary of the Company.



         Robert Orr serves as a director without cash compensation and without other fixed remuneration. Leland Orr and Michael Hess each receive cash compensation and other fixed remuneration in their respective capacities as Treasurer and President of the Company, but receive no additional cash compensation or other fixed remuneration in their capacity as directors of the Company. Directors Allen and Hubbard, however, each receive $2000 plus reasonable travel allowance for each board meeting attended in person, $200 for each board meeting attended via teleconference, and $500 for each board meeting attended via video conference.

ITEM 11 SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS VOTING SECURITIES AND PRINCIPAL HOLDERS.

         VOTING SECURITIES.

               NAME AND                                                     NUMBER OF                PERCENTAGE
           ADDRESS OF OWNER                   TITLE OF CLASS               SHARES OWNED              OF CLASS(1)
Robert D. Orr(2)                               Common Stock                   14,450                   2.09%
Route #2, Box 53
Smith Center, Kansas  66967

Anita Larson(2)                                Common Stock                   12,000                   1.73%
627 Louisiana Street
Lawrence, Kansas 66044

Leland G. Orr(2)                               Common Stock                   3,400                    0.49%
501 Berglund Drive
Phillipsburg, Kansas 67661

Michael Hess(2)                                Common Stock                   2,200                    0.32%
516 South Grant
Smith Center, Kansas 66967                 2002 Preferred Stock                 80                     .001%

Shawn Lowry(5)                                 Common Stock                   15,000                   2.17%
1205 N. 2nd St. E.
Louisburg, Kansas  66053

Michael Lowry(5)                               Common Stock                   9,000                    1.30%
11751 W. 118th Terr.
Overland Park, Kansas  66210

Kyle Garst(2,6)                                Common Stock                   7,700                    1.11%
12726 Flint Lane
Overland Park, Kansas  66213

All Executive Officers and Directors           Common Stock                   63,750                   9.20%
As a Group(4) (7 persons)

Brooke Holdings, Inc.(3)                       Common Stock                  511,701                   73.84%
205 F Street
Phillipsburg, Kansas 67661

---------------------------------------
(1) Percentage based on 692,968 shares of common stock outstanding as of February 28, 2002.
(2) The person or entity specified above has sole voting power and sole investment power of their respective shares of the Company's common stock.
(3) As of February 28, 2002, Brooke Holdings, Inc., owned 511,701 shares of the Company's common stock, which represents 73.84% of the 692,968 shares of common stock outstanding. Robert D. Orr, Leland G. Orr and Michael Hess beneficially own 52.06%, 15.35% and 8.18%, respectively, of the shares of common stock of Brooke Holdings, Inc.
(4) Derrol Hubbard and John Allen do not own any shares of common stock as of February 28, 2002.
(5) On May 31, 2001, Shawn Lowry transferred his 15,000 shares to First Financial Group, L.C., a limited liability company where he serves as co-manager with Michael Lowry. On May 31, 2001 Michael Lowry transferred his 9,000 shares to First Financial Group, L.C. Shawn Lowry and Michael Lowry have equal voting power in First Financial.
(6) Kyle Garst is in the process of transferring his 7,700 shares to American Financial Group, L.L.C., a limited liability company in which Mr. Garst is sole manager and sole member.


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

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Robert D. Orr, Leland G. Orr and Michael Hess own 100% of the voting stock of GI Agency, Inc. GI Agency, Inc. owns franchise agencies which purchase Master Agent services and obtain loans from the Company at the same general prices and general terms as provided to other unaffiliated franchise agents. As of December 31, 2001, the total outstanding balance of all loans made to GI Agency, Inc. by the Company's finance subsidiary, Brooke Credit Corporation, was $1,456,862 or 3.8% of the total loans outstanding of Brooke Credit Corporation. Amounts owed to the Company by GI Agency, Inc. are secured by hypothecation of all the shares of the Company's common stock owned by Brooke Holdings, Inc., which currently represents 73.8% of the total shares outstanding. All of the loans made to GI Agency, Inc., have been sold to an unaffiliated lender. GI Agency, Inc. paid $17,681.02 or approximately 0.6488% of the total amount of franchise fees collected by the Company for the period ending December 31, 2001. Because of the relationships described above, certain conflicts of interest may arise between the Company and its agents in attempting to resolve disputes that occur as a result of such relationships.

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



         On February 7, 2001 Mr. Lowry borrowed $28,000 from Brooke Credit Corporation bearing interest at a rate adjusted annually and equal to 3.5% per annum over the New York prime rate, which as of the last date of determination was 12% This loan was scheduled to mature on February 15, 2006 but was paid off by Mr. Lowry on March 28, 2002. On September 17, 2001 Mr. Lowry borrowed $12,000 from Brooke Credit Corporation bearing interest at 10% with a scheduled maturity date of December 31, 2001. On October 1, 2001 Mr. Lowry borrowed $2,500 from BCC bearing interest at 10% with a maturity date of December 31, 2001. On October 31, 2001 Mr. Lowry borrowed $79,283 from BCC bearing interest at 3.5% per annum over the New York prime rate with a maturity date of November 1, 2011. The purpose of the loans was to allow Mr. Lowry to purchase stock of the Company and finance the operations of First Financial Group, L.C. Mr. Lowry paid off these loans on March 28, 2002.

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

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  INDEX TO EXHIBITS

EXHIBIT NO.       DESCRIPTION
2.00              Stock Purchase Agreement dated February 22, 2002, between
                  Brooke Bancshares and 1st Financial Bancshares, Inc., relating to the purchase by Brooke Bancshares of Centerville State
                  Bank(6)

2.01              Purchase and Sale Agreement dated October 17, 2001 between
                  Brooke Corporation and Fleming Companies, Inc.(6)

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

10.11 Hypothecation Agreement dated as of January 2, 1998, executed by Robert Orr pledged certain assets as collateral for amount due Brooke Credit Corporation by GI Agency, Inc.(1)

10.12 Franchise Agreement dated as of September 4, 1997, by and between the Company and GI Agency, Inc.(1)

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

10.29 Personal Guaranty dated as of May 15, 2000 of Shawn Lowry guaranteeing payment of amounts due Brooke Credit Corporation by Austin Agency(3)

10.30 Bill of Sale from Kyle Railroad Company to Brooke Corporation dated November 2001(6)
23.01             Consent of Auditors(6)

---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed on October 18, 2000.
(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.
(3) Incorporated by reference to the Registrant's Amendment No. 4 to its Form 10-SB filed on July 11, 2001.

(4) Previously Filed.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

(6) Filed herewith.



(b)  REPORTS ON FORM 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BROOKE CORPORATION


                                                   /s/ Robert D. Orr
                                          --------------------------------------
                                          Robert D. Orr, Chief Executive Officer
                                          and Director

Date: May 14, 2002



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                    NAME                           TITLE                          DATE
                    ----                           -----                          ----
 /s/ Michael Hess                 President and Director                      May 13, 2002
---------------------------
Michael Hess

 /s/ Leland G. Orr                Treasurer, Chief Financial Officer,         May 14, 2002
---------------------------       Assistant Secretary and Director
Leland G. Orr

 /s/ Anita Larson                 Vice President, Secretary and General       May 14, 2002
---------------------------       Counsel
Anita Larson

                               BROOKE CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

Contents

INDEPENDENT AUDITORS' REPORT............................................... F-2

CONSOLIDATED FINANCIAL STATEMENTS.......................................... F-3

   CONSOLIDATED BALANCE SHEETS............................................. F-3-4
   CONSOLIDATED STATEMENTS OF INCOME....................................... F-5
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY.............. F-6
   CONSOLIDATED STATEMENTS OF CASH FLOWS................................... F-7
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................. F-8-32


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


     As discussed in Note 16 to the financial statements, certain errors previously reported were discovered by management during the current year. Accordingly, the cash flow statements have been restated to correct the errors.


Summers, Spencer & Cavanaugh, CPAs, Chartered


March 1, 2002
(except for Note 16, as to
which the date is May 10, 2002)

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

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                               BROOKE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                         2001               2000
                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  NET INCOME (LOSS)                                  $    864,866       $ (1,081,298)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Depreciation                                            241,167            285,609
  Amortization                                            199,447            120,126
  Fair market value of contributed services                40,000             40,000
  (Gain) loss on sale of inventory                       (676,503)           (17,500)
  Deferred income tax expense (benefit)                   445,537           (557,032)
  Impairment loss                                              --          1,200,000
  (Gain) loss on sale of fixed assets                      47,397
  Gain from extinguishment of debt                        (93,877)                --
  Gain on sale of notes receivable                       (507,670)                --

  (INCREASE) DECREASE IN ASSETS:
    Accounts and other receivables                     (2,944,668)        (1,477,313)
    Net (increase) decrease in loans                   (2,962,270)            67,928
    Prepaid expenses and other assets                    (181,270)          (159,083)
  INCREASE (DECREASE) IN LIABILITIES:
    Accounts and expenses payable                         648,691           (199,236)
    Other liabilities                                   1,281,345          1,445,428
                                                     ------------       ------------
  NET CASH USED IN OPERATING ACTIVITIES                (3,597,808)          (332,371)
                                                     ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash payments for property and equipment               (232,790)          (404,147)
  Purchase of insurance agency inventory              (10,674,687)          (412,885)
  Sale of insurance agency inventory                   10,631,448            153,000
                                                     ------------       ------------
  NET CASH USED IN INVESTING ACTIVITIES                  (276,029)          (664,032)
                                                     ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred charges                                       (440,679)                --
  Dividends paid                                         (232,728)          (171,636)
  Cash proceeds from bond issuance                      4,560,000            135,000
  Cash proceeds from preferred stock issuance           1,841,250                 --
  Payments on bond maturities                            (760,000)
  Line of credit advance                                  960,000            660,000
  Advances on short-term borrowing                        778,064          2,391,568
  Payments on short-term borrowing                       (909,088)          (487,223)
  Advances on long-term debt                            3,549,517            639,737
  Payments on long-term debt                           (2,368,143)        (2,390,075)
                                                     ------------       ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES             6,978,193            777,371
                                                     ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           3,104,356           (219,032)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,683,513          1,902,545
                                                     ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $  4,787,869       $  1,683,513
                                                     ============       ============
SUPPLEMENTAL DISCLOSURES:
  Cash paid for interest                             $  3,686,646       $  1,873,930
                                                     ============       ============
  Cash paid for income tax                           $         --       $         --
                                                     ============       ============
  Non cash financing activity - additional paid
    in capital for contributed services              $     40,000       $     40,000
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

(a) ORGANIZATION (cont.)

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


First Brooke Insurance and Financial Services, Inc. is a Texas corporation controlled through a contractual agreement with stockholders. The corporation is used for licensing purposes. The corporation is consolidated with Brooke Corporation for financial statement reporting.


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

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

(e) REVENUE RECOGNITION (cont.)

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $296,842 and $233,566 as of December 31, 2001 and 2000, respectively.

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

(g) EXCESS COST OF PURCHASED SUBSIDIARY


Included in other assets are unamortized costs of purchased subsidiaries (Brooke Life and Health, Inc. and The American Agency, Inc.) in excess of the fair value of underlying net tangible assets acquired. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization expense was $199,447 and $120,126 for the years ended December 31, 2001 and 2000, respectively. The "excess cost of purchased subsidiary" resulted from the purchase of a subsidiary corporation. In 2001, management elected to reclassify Investment in Agencies of $316,520 to this account because management's intention is no longer to sell the agencies. These agencies, primarily consisting of an agency doing business as Brooke Life/Health, were not amortized when available for sale during 2000 because commissions increased significantly during this period of time resulting in an increased market value. Therefore, in management's opinion, if the assets had been sold during 2000, the sales price would have been significantly more than the asset account balance of $316,520.



In the third and fourth quarters of 2000, Interstate's primary supplier began exiting the limousine insurance market, which comprised virtually all of Interstate's insurance business, and revenues began decreasing. Based on these circumstances, revenue and cash flow projections were revised. In the fourth quarter of, 2000, a goodwill impairment loss of $1,200,000 was recognized in the Interstate unit of the insurance agency business segment. The fair value of the Interstate unit was estimated using the expected future cash flows.

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


The Company acquires insurance agencies to hold in inventory for sale to its agents. The number of agencies purchased for this purpose in 2001, 2000 and 1999 was 23, 16 and 5 respectively. Correspondingly the number of agencies sold from inventory in 2001, 2000, and 1999 was 21, 16 and 5, respectively. The balance at December 31, 2001 consists of two agencies. An agency in Kearney, Missouri was purchased at a cost of $272,874 and an agency in Dallas, Texas at a cost of $594,446.


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


                                                                  2001                2000
                                                                  ----                ----
BASIC EARNINGS PER SHARE
Net Income                                                     $   864,866         $ (1,081,298)
Less: Preferred Stock Dividends                                $   (66,381)        $     (5,276)
                                                           ---------------------------------------
Income Available to Common Stockholders                        $   798,485         $ (1,086,574)
Common Stock Shares                              704,018
Less: Treasure Stock Shares                      (11,050)          692,968              692,968
                                             -----------------------------------------------------

Basic Earnings Per Share                                       $      1.15         $      (1.57)
                                                           =======================================

                                                                  2001                2000
                                                                  ----                ----
DILUTED EARNINGS PER SHARE
Net Income                                                     $   864,866         $ (1,081,298)
Common Stock Shares                              704,018
Less: Treasure Stock Shares                     (11,050)
Plus: Shares from Assumed Conversions
781 Shares of $75 par at 13 to 1                  10,153
73,650 Shares of $25 at 1 to 1                    73,650           776,771              703,121
                                             -----------------------------------------------------

Diluted Earnings Per Share                                     $      1.11         $      (1.54)
                                                           =======================================

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


(r)  ACCOUNTS AND NOTES RECEIVABLE, NET



The net notes receivables included as part of the "Accounts and Notes Receivable, Net" asset category are available for sale and are carried at the lower of cost or market. Accordingly, any changes in the net notes receivables balances are classified as an operating activity.



(s)  OTHER RECEIVABLE



Included in this category is loan interest earned not collected, reimbursements due from agents for possible cancellation of policies, advances of commission to agents, receivable from seller on contract of services and advances to vendors on behalf of franchise agents. Most of these amounts are collected within 30 days from borrowers or agents and all amounts are collected within 12 months from date of recording.

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

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

2. NOTES RECEIVABLE (cont.)


During the year ended December 31, 2001, the Company sold $21,355,326 (111) loan participations for which servicing rights and interest receivable was retained. Corresponding pre-tax gains of $507,670 were recorded in 2001. . Most of the loans sold prior to 2001 were sold with servicing margins equal to estimated servicing costs. However, during the year ended December 31, 2000, the Company had sold loans totaling $2,407,558 with servicing margins not equal to estimated servicing costs resulting in a net gain of $10,756. A gain was not recorded because management considered this amount as immaterial to overall income for 2000.


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

The expense provision associated with the Company's recourse obligation is based on the estimated fair value of the obligation. During the year ended December 31, 2001, the Company sold $10,993,521 of loan participations for which the Company provided recourse. Losses from recourse liabilities of $169,422 were recorded based on a present value calculation of future cash flows of the underlying loans. No such losses were recorded in prior years .

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

The predominant risk characteristics of the underlying loans of the Company's servicing assets have been analyzed by management to identify how to stratify servicing assets for the purpose of evaluating and measuring impairment. The underlying loans are very similar in virtually all respects, however management has concluded that those underlying loans with adjustable interest rates should be evaluated separately from loans with fixed interest rates. Accordingly, different key economic assumptions would be used when determining the fair value of fixed rate loans than have been used for adjustable rate loans. However, the total amount of underlying loans that are fixed rate is not material so no evaluation of fair value has been made for the fixed rate loan stratum. As such, all underlying loans are part of the same stratum and have been evaluated using the key economic assumptions identified for adjustable rate loans. No valuation allowance has been established because the fair value for the adjustable rate loan stratum is not less than the carrying amount of the servicing assets.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

2. NOTES RECEIVABLE (cont.)

Key economic assumptions used in measuring the retained interests and recourse obligations at the date of loan participation sales completed during the year were as follows (rates per annum):

                                                     2001                                2001
                                         Agency Loans (Adjustable)*           Agency Loans (Fixed-Rate)
Prepayment speed                                     10                                   10
Weighted average life                              100.68                                N/A
Expected credit losses                               .50                                 .50
Discount rate                                        8.5                                11.00

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

At December 31, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                   Agency Loans                 Agency Loans
                                                                   (Adjustable)                   (Fixed)
PREPAYMENT SPEED ASSUMPTION (ANNUAL RATE)                              10%                          N/A
  Impact on fair value of 10% adverse change                        $(15,523)                       N/A
  Impact on fair value of 20% adverse change                        $(30,153)                       N/A

EXPECTED CREDIT LOSSES (ANNUAL RATE)                                    5%                          N/A
  Impact on fair value of 10% adverse change                        $(16,792)                       N/A
  Impact on fair value of 20% adverse change                        $(33,585)                       N/A

DISCOUNT RATE (ANNUAL)                                                 8.5%                         N/A
  Impact on fair value of 10% adverse change                        $(13,333)                       N/A
  Impact on fair value of 20% adverse change                        $(26,157)                       N/A


These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the fair value of the servicing asset and recourse liability is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. The numbers used above are actual dollar amounts and not listed in the thousands.


The following is an illustration of disclosure of expected static pool credit losses for loan participations sold with recourse to the Company. "Static pool credit loss" is an analytical tool that matches credit losses with the corresponding loans so that loan growth does not distort or minimize actual loss rates. The Company discloses static pool loss rates by measuring credit losses for loans originated in each of the last three years.



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

                                              TOTAL PRINCIPAL AMOUNT        PRINCIPAL AMOUNTS        NET CREDIT
                                                     OF LOANS                60 OR MORE DAYS          LOSSES***
                                                                                PAST DUE*
                                                2001            2000         2001      2000       2001        2000
Participations Sold with Recourse           $10,123,323       $925,508        $0         $0         $0          $0
Portfolio Loans                              $2,783,523       $177,827        $0         $0         $0          $0

Total Loans Managed**                       $12,906,846     $1,103,355        $0         $0         $0          $0

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

3. PROPERTY AND EQUIPMENT

A summary of property and equipment and depreciation is as follows:


                                               2001            2000
                                           ------------    ------------
Furniture and fixtures                     $    279,649    $    299,101
Office and computer equipment                 1,516,168       1,435,309
Automobiles                                     606,284         532,685
                                           ------------    ------------
                                              2,402,101       2,267,095
Less:  Accumulated depreciation              (1,752,325)     (1,565,446)
                                           ------------    ------------

Property and equipment, net                $    649,776    $    701,649
                                           ============    ============

Depreciation expense                       $    241,167    $    285,609
                                           ============    ============

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

4.     BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS

                                                                                               2001              2000
                                                                                           ------------      ------------
First National Bank & Trust, Phillipsburg, KS, line of credit, $960,000 available, $0 not utilized. Due January 2003. Interest rate is 10.50%
Collateralized by account receivable.                                                      $    960,000      $    660,000

Farmers State Bank, Phillipsburg, KS, due December 2006. Interest rate is
10.75%, payable $15,500 monthly. Collateralized by stock, inventory, fixed
assets and personal guaranty of certain officers of Brooke Corporation.                               -           857,748

State Bank of Colwich, Colwich, KS, due August 2004. Interest rate is 11.75%,
payable $1,435 monthly. Collateralized by insurance agency assets.                               38,016            49,995

Chrysler Financial, Overland Park, KS, due February 2000 to December 2003
Interest rates are 7.80% to 8.65%, payable monthly. Collateralized by
automobiles.                                                                                    183,268           131,000

Colonial Pacific, Portland, OR, due December 2001. Interest rate is 14.811%
payable $2,083 monthly. Collateralized by personal guaranty of certain officers
of Brooke Corporation.                                                                                -            22,912

Brooke Investments, Inc., Phillipsburg, KS, due February 2007. Interest rate is
10.00%, payable $1,718 monthly. Note is sold to participating bank
Collateralized by certain agency assets acquired by Brooke Investments, Inc.
                                                                                                 82,757            94,453

David Patterson, Sr., Phoenix, AZ, due March 2008. Interest rate is 0%, payable
$1,112 monthly. Unsecured deferred compensation agreement provided by The
American Agency, Inc.                                                                                 -            13,344

Robert B. Patterson, Overland Park, KS, due February 2001. Interest rate is
7.75%, principal balance plus accrued interest payable annually. Collateralized by 500 shares of American Agency, Inc. common stock and the guaranty of certain
officers of Brooke Corporation.                                                                       -           222,222

Hartley Agency, Inc., Baxter Springs, KS, due June 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                                       -           201,564

Gerald Lanio and William Tyer, Independence, MO, due June 2005. Interest rate is
5%, payable $207,877 annually. Collateralized by 900 shares of Interstate
Insurance Group, LTD common stock.                                                              643,246           900,000

Premier Insurance Agency, Poplar Bluff, MO. Interest rate is 5.00%, balance due
January 2002. Collateralized by certain agency assets acquired by Brooke
Corporation.                                                                                    518,082           639,737

Stewart Insurance, Monroe, LA, due August 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                                   -           252,245

APB Insurers, Crane, MO, due July 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired by Brooke
Corporation.                                                                                          -            77,445

Roppolo Insurance, Shreveport, LA, due July 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                                   -           115,289




                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

4.     BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (cont.)


Mesa Insurance Agency, Pueblo, CO, due February 2001. Interest rate is 0%, entire balance is due at maturity. Collaterized by certain agency assets
acquired by Brooke Corporation.                                                            $          -      $    100,000

James Mitchell Brown, Lampasas, TX, due February 2001. Interest rate is 8%, entire balance due at maturity. Collateralized by certain agency assets acquired
by Brooke Corporation.                                                                                -            80,000

Dawn Insurance Agency, Inc. Strasburg, CO, due May 2003. Interest rate is 0%, payable $43,322 annually. Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                              86,644                 -

Lalumondier Insurance, Inc., Kearney, MO, due September 1, 2004. Interest rate is 5%, annual installments of $68,219 thereafter. Collateralized by certain
agency assets acquired by Brooke Corporation.                                                   204,656                 -

Anderson Insurance Agency, Inc, Ballwin, MO, due May 2002. Interest rate is
7.5%, entire balance is due at maturity. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                                 163,300                 -

Phares and Lites Agency, Inc., Many, LA, due June 2002. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                                 207,825                 -

Bond-Pyatt Insurance Agency, Inc., St. Louis, MO, due August 2006. Interest rate at prime rate, first installment of $89,465 due January 2002, and annual installments of $89,465 thereafter. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                                 536,791                 -

Della Bell Agency, Fowler, CO, March 2002. Interest rate is 0%, entire balance due at maturity. Collateralized by certain agency assets acquired by Brooke
Corporation.                                                                                     97,500                 -

Mid Florida Insurance, Inc., Ocala, FL,. Interest rate is 0%, balance due
January 2002. Collateralized by certain agency assets acquired by Brooke
Corporation.                                                                                    645,000                 -

All Drivers Insurance Inc., Colorado Springs, CO, due September 2003. Interest
rate is 5%, annual payments of $112,500. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                                 225,000                 -

Gateway Realty of Columbus, Inc., Columbus, NE, due September 2010. Interest
rate is 7%, annual principal payments of $67,345. Collateralized by certain
agency assets acquired by Brooke Corporation.                                                   606,109                 -

Bruner Insurance Agency, Marianna, FL, due September 2004. Interest rate is 5%, balance due January 2002. Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                             280,701                 -

JL Rucker Insurance, Shreveport, LA, due January 2, 2002. Interest rate is 0%
Collateralized by certain agency assets acquired by Brooke Corporation.                         270,000                 -

Gary Karch & Associates A-1 Insurance, Mt. Vernon, IL, due December 2002
Interest rate is 0%. Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                                     67,500                 -

Kohn-Senf Insurance Agency, Inc., St. Louis, MO, due December 2002. Interest
rate is 5%, entire balance due at maturity. Collaterized by certain agency
assets acquired by Brooke Corporation.                                                          159,390                 -

Sun Century Insurance Agency, Inc., Phoenix, AZ, due December 2003. Interest
rate is 5%, annual principal payments of $67,333. Collaterized by certain agency
assets acquired by Brooke Corporation.                                                          134,667                 -



                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

4.     BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (cont.)

W.I. of Florida, Inc., Tampa, FL, due December 2003. Interest rate is 0%, annual payments of $73,176. Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                                    146,352                 -



                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

4.     BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (cont.)

Bonds payable (See Note 5)                                                                 $          -      $          -

Watson & Associates Insurance Services, Inc., Phoenix, AZ, due November 2004
Interest rate is 0%, annual payments of $57,167.  Collaterized by certain
agency assets acquired by Brooke Corporation.                                                   171,500                 -
                                                                                           ------------      ------------

Total bank loans and notes payable                                                            6,428,304         4,417,954
Bonds payable (See Note 5)                                                                    5,780,000         1,980,000
                                                                                           ------------      ------------

Total bank loans, notes payable and other long-term obligations                             12,208,304         6,397,954
Less:  Current maturities and short-term debt                                                (4,337,145)       (2,369,067)
                                                                                           ------------      ------------

Total long-term debt                                                                       $  7,871,159      $  4,028,887
                                                                                           ============      ============


None of the bank loans, notes payable and other long term obligations contain covenants that: require the Company to maintain minimum financial ratios or net worth; restrict management's ability to pay dividends; restrict management's ability to buy or sell assets; restrict management's ability to incur additional debt; or contain any subjective acceleration clauses.

Interest incurred on bank loans, notes payable and other long-term obligations for the years ended December 31, 2001 and 2000 is $513,193 and $384,972, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets.

Bank loans, notes payable and other long-term obligations mature as follows:

                                                  BANK LOANS &
                                                     NOTES               BONDS
                                                    PAYABLE             PAYABLE             TOTAL
                          2002                   $ 3,362,145          $  975,000         $4,337,145
                          2003                     1,804,103             365,000          2,169,103
                          2004                       522,622           4,440,000          4,962,622
                          2005                       282,379            -                   282,379
                          2006                       184,545            -                   184,545
                       Thereafter                    272,510            -                   272,510
                                             ----------------    ----------------    ---------------

                                                 $ 6,428,304         $ 5,780,000       $ 12,208,304
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

At December 31, 2001 and 2000, the bonds payable consist of:


                                                                                      2001                    2000
                                                                                    PRINCIPAL               PRINCIPAL
      BOND SERIES              RATE                     MATURITY                      VALUE                   VALUE
      -----------              ----                     --------                      -----                   -----
         1997A               10.000%                January 1, 2001                $     -                 $  165,000
         1997B               10.250%                January 1, 2002                    155,000                155,000
         1997C               10.500%                January 1, 2003                    365,000                245,000
         1997D               10.125%                  July 1, 2001                       -                    595,000
         1998E               10.125%                January 1, 2002                    820,000                820,000
         2000F                9.125%                  July 1, 2004                   4,440,000                  -
                                                                                 --------------          --------------

         Total                                                                      $5,780,000             $1,980,000
                                                                                 ==============          ==============

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


                                                      2001              2000
                                                  ------------      ------------
Office and computer equipment                     $    415,483      $    415,483
Less:  Accumulated amortization                       (407,311)         (386,605)
                                                  ------------      ------------
                                                  $      8,172      $     28,878
                                                  ============      ============

Capital lease amortization is included in depreciation expense.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

7. INCOME TAXES

The elements of income tax expense (benefit) are as follows:


                                                 2001              2000
                                             ------------      ------------
               Current                       $          0      $          0
               Deferred                           445,537          (557,032)
                                             ------------      ------------

                                             $    445,537      $   (557,032)
                                             ============      ============


The Company's net operating loss carryforwards are used to offset the current tax expense by decreasing the deferred tax asset.

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:


                                                                                     2001           2000
                                                                                   --------       --------
        U.S. federal statutory tax rate                                               34%            34%
        State statutory tax rate                                                       4%             4%
        Effect of the utilization of net operating loss carryforwards                 (3%)           (3%)
        Miscellaneous                                                                 (1%)           (1%)
                                                                                   --------       --------

        Effective tax rate                                                            34%            34%
                                                                                   ========       ========

Reconciliation of deferred tax asset:

                                                                2001              2000
                                                            ------------      ------------
               Beginning balance, January 1                 $  1,160,066      $    603,034
               Deferred income tax (expense) benefit            (445,537)          557,032
                                                            ------------      ------------

               Balance, December 31                         $    714,529      $  1,160,066
                                                            ============      ============

Expiration dates of net operating loss carryforwards:

                             2010              $ 428,553        2019            $ 118,346
                             2018                285,174        2020            1,269,484

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

The table below reflects summarized financial information concerning the Company's reportable segments for the years ended December 31, 2001 and 2000:


                                                  INSURANCE          FINANCIAL        ELIMINATION OF
                                                   AGENCY             SERVICES         INTERSEGMENT       CONSOLIDATED
                                                  BUSINESS            BUSINESS           ACTIVITY            TOTALS
                                                  --------            --------           --------            ------
  2001
  Insurance commissions                         $ 20,895,232       $       -           $     -            $ 20,895,232
  Interest income                                     -                4,036,009          (160,076)          3,875,933
  Gain on sale of notes receivable                                       507,670                               507,670
  Gain from extinguishment of debt                                        93,877                                93,877
  Interest expense                                   513,193           3,457,707             -               3,970,900
  Commissions expense                             16,220,082               -                 -              16,220,082
  Depreciation and amortization                      382,295              58,319             -                 440,614
  Segment assets                                   9,149,168          13,527,753        (5,001,306)         17,675,615
  Expenditures for segment assets                    232,790               -                 -                 232,790

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

10. SEGMENT AND RELATED INFORMATION (cont.)

                                                 INSURANCE           FINANCIAL        ELIMINATION OF
                                                   AGENCY             SERVICES         INTERSEGMENT       CONSOLIDATED
                                                  BUSINESS            BUSINESS           ACTIVITY            TOTALS
                                                  --------            --------           --------            ------
  2000
  Insurance commissions                          $13,751,080        $     -            $    -              $13,751,080
  Interest income                                     -                2,009,517          (131,464)          1,878,053
  Interest expense                                   384,972           1,588,863           -                 1,973,835
  Commissions expense                              9,489,111          -                    -                 9,489,111
  Depreciation and amortization                      405,735          -                    -                   405,735
  Impairment loss                                  1,200,000          -                    -                 1,200,000
  Segment assets                                   8,487,677             373,465        (1,040,000)          7,821,142
  Expenditures for segment assets                    404,147          -                    -                   404,147

               PROFIT (LOSS)                                         2001              2000
                                                                 ------------      ------------
               Insurance Agency profit                           $  3,779,662      $  2,271,262
               Financial Services profit                              961,454           289,191
                                                                 ------------      ------------
               Total segment profit                                 4,741,116      $  2,560,453
               Unallocated amounts:
                   Finders fees                                       450,000            -
                   Buyer assistance plan fees                       1,589,550            -
                   Loss on sale of fixed assets                       (47,397)           -
                   Gain on sale of agencies                           676,503            17,500
                   Other corporate expenses                        (6,099,369)       (4,216,283)
                                                                 ------------      ------------

                 Income (loss) before income taxes               $  1,310,403      $ (1,638,330)
                                                                 ============      ============

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

11. NEW ACCOUNTING STANDARD


In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," (collectively referred to as the "Standards"), which are effective for the Company as of January 1, 2002, except as noted below. SFAS No. 141 supercedes APB No. 16, "Business Combinations." The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) required that un-amortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supercedes APB No. 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.


The Company will adopt the provisions of SFAS No. 142 in its first quarter ended March 31, 2002. The Company is in the process of preparing for its adoption of SFAS No. 142 and is making the determinations as to its reporting units and the amounts of goodwill, intangible assets, other assets, and liabilities allocated to those reporting units. The Company is evaluating the useful lives assigned to its intangible assets and does not anticipate any material changes to such useful lives. However, the present value of acquired insurance contracts will be separately identified and amortized. SFAS No. 142 requires that goodwill be tested annually for impairment using a two-step process. The first step of the goodwill impairment test is to test for a potential impairment. The second step of the goodwill impairment test is to measure the amount of the impairment loss. The Company expects to complete steps one and two of the goodwill impairment test during the first quarter of 2002. The Company does not believe that the results of these impairment test steps will have a material impact on the Company's consolidated financial statements.


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

11. NEW ACCOUNTING STANDARD (cont.)


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

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

13. RELATED PARTY INFORMATION (cont.)


Shawn Lowry is the sole manager of First Financial Insurance Group, L.L.C., a Kansas limited liability company. Michael Lowry is the sole member of First Financial. The business purpose of First Financial includes investing in agencies and guaranteeing loans made by Brooke Credit Corporation to franchise agents who have bought agencies from the Company. On June 1, 2001, First Financial Group, L.C., guaranteed 65% of the Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas. In consideration for this guaranty, First Financial Group, L.C. received a 15% profit interest in Palmer, L.L.C. The loan was executed on June 1, 2001 for $799,519 and is scheduled to mature on September 1, 2011. As of December 31, 2001 , the principal balance of the loan was $789,331. On September 28, 2001, First Financial guaranteed 25% of the outstanding principal balance of two Brooke Credit Corporation loans to R&F, L.L.C. of Kansas City, Missouri. Both loans were executed on September 28, 2001 in the amount of $102,918 and $545,791, respectively, and both mature on December 1, 2013. As of December 31 , 2001 the balance on these loans was $102,918 and $545,791, respectively. In consideration for these guarantees, First Financial Group received 5% profits interest in R&F, L.L.C. On October 15, 2001 First Financial guaranteed 50% of the outstanding principal balance of The Wallace Agency, L.L.C. of Wanette, Oklahoma. This loan was executed on October 15, 2001 in the amount of $440,656 and is to mature on January 1, 2014. As of December 31 , 2001 the balance on this loan was $440,656. In consideration of this guarantee, First Financial Group receives a 7.5% profits interest in The Wallace Agency.


On February 7, 2001 Mr. Lowry borrowed $28,000 from Brooke Credit Corporation bearing interest at a rate adjusted annually and equal to 3.5% per annum over the New York prime rate, which as of the last date of determination was 12%. This loan was scheduled to mature on February 15, 2006 but was paid off by Mr. Lowry on March 28, 2002. On September 17, 2001 Mr. Lowry borrowed $12,000 from Brooke Credit Corporation bearing interest at 10% with a scheduled maturity date of December 31, 2001. On October 1, 2001 Mr. Lowry borrowed $2,500 from Brooke Credit Corporation bearing interest at 10% with a maturity date of December 31, 2001. On October 31, 2001 Mr. Lowry borrowed $79,283 from Brooke Credit Corporation bearing interest at 3.5% per annum over the New York prime rate with a maturity date of November 1, 2011. The purpose of the loans was to allow Mr. Lowry to purchase stock of the Company and finance the operations of First Financial Group, LLC. Mr. Lowry paid off these loans on March 28, 2002.

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

15. ACQUISITIONS AND DIVESTITURES


On June 30, 2000, the Company acquired 900 shares of Interstate Insurance Group, LTD from Gerald Lanio and William Tyer. These shares represented 100% of the shares outstanding. The total purchase price was $1,200,000 plus Interstate's net tangible book value. As such, $1,200,000 was initially recorded as Excess Cost of Purchased Subsidiary but was subsequently written off in 2000 as impaired. A liability of $800,000 to Lanio and Tyer was initially recorded but was subsequently cancelled in 2002 by written agreement with Lanio and Tyer.


16. CORRECTION OF ERROR


The Company has reclassified, on the cash flow statement, the category "Net (increase) decrease in notes receivable" from the cash used in investing activity to the net cash used in operating activity. This reclassification adjustment is required because these loans are originated specifically for resale. This adjustment had no affect to previously reported net income, retained earnings, or earning per share information.

                            EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION
2.00              Stock Purchase Agreement dated February 22, 2002, between
                  Brooke Bancshares and 1st Financial Bancshares, Inc., relating to the purchase by Brooke Bancshares of Centerville State
                  Bank(6)

2.01              Purchase and Sale Agreement dated October 17, 2001 between
                  Brooke Corporation and Fleming Companies, Inc.(6)

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

10.11 Hypothecation Agreement dated as of January 2, 1998, executed by Robert Orr pledged certain assets as collateral for amount due Brooke Credit Corporation by GI Agency, Inc.(1)

10.12 Franchise Agreement dated as of September 4, 1997, by and between the Company and GI Agency, Inc.(1)

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

10.29 Personal Guaranty dated as of May 15, 2000 of Shawn Lowry guaranteeing payment of amounts due Brooke Credit Corporation by Austin Agency(3)

10.30 Bill of Sale from Kyle Railroad Company to Brooke Corporation dated November 2001(6)

23.01             Consent of Auditors(6)



---------------
(1) Incorporated by reference to the Registrant's Registration Statement on Form 10-SB filed on October 18, 2000.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(3) Incorporated by reference to the Registrant's Amendment No. 4 to its Form 10-SB filed on July 11, 2001.

(4) Previously Filed.

(5) Incorporated by reference to the Registrant's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

(6) Filed herewith.