Form 10QSB
period 2002-03-31
BROOKE CORP
filed 2002-05-17
CIK 834408

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      FOR THE TRANSITION PERIOD FROM _________________TO ______________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Check One): Yes |X| No |_|

As of March 31, 2002 there were 753,936 shares of the registrant's sole class of common stock outstanding

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Brooke Corporation:

We have reviewed the accompanying consolidated balance sheets of
                               BROOKE CORPORATION
as of March 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the three month periods then ended. These financial statements are the responsibility of the Company's management.

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


Summers, Spencer & Cavanaugh, CPAs, Chartered

April 26, 2002

                               BROOKE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                             MARCH 31, 2002 AND 2001

                                     ASSETS

                                                              2002                   2001
                                                        -----------------     -----------------
     CURRENT ASSETS
       Cash                                             $       5,546,289     $       2,136,070
       Accounts and notes receivable, net                       7,774,638             3,041,016
       Note receivable, parent company                            558,165               377,936
       Other receivables                                        1,391,177               450,387
       Securities                                                   1,198                 1,198
       Interest-only strip receivable                             554,764                78,687
       Prepaid expenses                                           409,469               136,629
                                                        -----------------     -----------------

         TOTAL CURRENT ASSETS                                  16,235,700             6,221,923
                                                        -----------------     -----------------

     INVESTMENT IN AGENCIES                                     1,094,446                     -
                                                        -----------------     -----------------

     PROPERTY AND EQUIPMENT
       Cost                                                     2,793,994             2,284,413
       Less: Accumulated depreciation                          (1,822,324)           (1,635,446)
                                                        -----------------     -----------------

         NET PROPERTY AND EQUIPMENT                               971,670               648,967
                                                        -----------------     -----------------

     OTHER ASSETS
       Excess of cost over fair value of net assets               892,848               892,848
       Less: Accumulated amortization                            (275,329)             (195,889)
       Prepaid commission guarantee                                21,150                58,101
       Covenants not to compete                                         -                 9,792
       Goodwill                                                       339                 4,119
       Prepaid finders fee                                         14,213                14,720
       Contract database                                           38,982                41,817
       Servicing asset                                            563,699               104,661
       Restricted cash                                            566,138                     -
       Deferred tax asset                                         317,990               905,757
                                                        -----------------     -----------------

         NET OTHER ASSETS                                       2,140,030             1,835,926
                                                        -----------------     -----------------

     TOTAL ASSETS                                       $      20,441,846     $       8,706,816
                                                        =================     =================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS'
REVIEW REPORT.                                                                 3

                               BROOKE CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                             MARCH 31, 2002 AND 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      2002                  2001
                                                                -----------------     -----------------
     CURRENT LIABILITIES
       Accounts payable                                         $       1,066,789     $         511,887
       Premiums payable to insurance companies                          1,980,981             2,467,572
       Unearned buyer assistance plan fees                              1,394,474                     -
       Accrued commission refunds                                         312,999               253,373
       Short term debt                                                  1,108,866               646,539
       Current maturities of long-term debt                             1,950,136             2,271,559
                                                                -----------------     -----------------

         TOTAL CURRENT LIABILITIES                                      7,814,245             6,150,930

     NON-CURRENT LIABILITIES
       Servicing liability                                                 44,586                     -
       Long-Term debt less current maturities                           9,857,312             3,329,537
                                                                -----------------     -----------------

     TOTAL LIABILITIES                                                 17,716,143             9,480,467
                                                                -----------------     -----------------

     STOCKHOLDERS' EQUITY
       Common stock, $1 par value, 9,500,000 shares
         authorized, 764,986 and 704,018 shares issued
         and 753,936 and 692,968 shares outstanding                       764,986               704,018
       Preferred stock, $75 par value, 1,000 shares
         authorized, 781 shares issued and outstanding                     58,600                58,600
       Preferred stock, $25 par value, 464,625 shares
         authorized, 49,032 and 3,852 shares issued and
         outstanding                                                    1,225,800                96,300
       Preferred stock, $32 par value, 34,375 shares
         authorized, 13,663 shares issued and outstanding                 437,216                     -
       Less: Treasury stock, 11,050 shares at cost                        (39,500)              (39,500)
       Notes receivable for common stock                                        -                     -
       Additional paid-in capital                                       1,996,941               999,225
       Retained earnings                                               (1,750,614)           (2,596,023)
       Accumulated other comprehensive income                              32,274                 3,729
                                                                -----------------     -----------------

         TOTAL STOCKHOLDERS' EQUITY                                     2,725,703              (773,651)
                                                                -----------------     -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $      20,441,846     $       8,706,816
                                                                =================     =================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS'
REVIEW REPORT.                                                                 4

                               BROOKE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                             MARCH 31, 2002 AND 2001

                                                                       2002                 2001
                                                                -----------------     -----------------
     OPERATING INCOME
       Insurance commissions                                    $       6,056,614     $       4,695,470
       Interest income                                                    897,757               692,820
       Less: Participating interest expense                              (679,229)             (694,388)
       Finder's fee                                                       325,165               175,000
       Gain on sale of agencies                                            93,942                     -
       Buyer assistance plan fees                                       1,061,069                     -
       Other income                                                         5,866                     -
                                                                -----------------     -----------------

         TOTAL OPERATING INCOME                                         7,761,184             4,868,902
                                                                -----------------     -----------------

     OPERATING EXPENSES
       Commissions expense                                              5,036,333             2,829,607
       Payroll expense                                                  1,458,511               864,824
       Depreciation and amortization                                      145,490               112,083
       Other operating expenses                                           767,909               382,090
                                                                -----------------     -----------------

         TOTAL OPERATING EXPENSES                                       7,408,243             4,188,604
                                                                -----------------     -----------------

     GAIN ON SALE OF NOTES RECEIVABLE                                     660,285               185,190
     GAIN FROM EXTINGUISHMENT OF DEBT                                     321,623                     -
                                                                -----------------     -----------------

     INCOME FROM OPERATIONS                                             1,334,849               865,488
                                                                -----------------     -----------------

     OTHER EXPENSES
       Interest expense                                                   168,559               117,520
                                                                -----------------     -----------------

         TOTAL OTHER EXPENSES                                             168,559               117,520
                                                                -----------------     -----------------

     INCOME BEFORE INCOME TAXES                                         1,166,290               747,968

         Income tax expense                                               396,539               254,309
                                                                -----------------     -----------------

     NET INCOME                                                 $         769,751     $         493,659
                                                                =================     =================

       NET INCOME PER SHARE:
         Basic                                                               1.02                  0.71
         Diluted                                                              .88                  0.70

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS'
REVIEW REPORT.                                                                 5

                               BROOKE CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                                                                             NOTES                           RETAINED
                                     COMMON      PREFERRED   TREASURY    RECEIVABLE FOR     ADD'L PAID-      EARNINGS
                                     STOCK         STOCK       STOCK      COMMON STOCK      IN CAPITAL       (DEFICIT)
BALANCES, DECEMBER 31, 2000        $ 704,018   $    58,600   $ (39,500)     $      -        $ 1,103,702   $ (3,046,773)
Dividends paid                                                                                                 (42,909)
Preferred stock issued                              96,300
Fair market value of contributed
 services                                                                                        10,000
Deferred charges                                                                               (114,477)
Comprehensive income:
  Interest-only strip receivable,
   fair market value
Net income                                                                                                     493,659
                                   ----------  ------------  ----------     ---------       ------------  -------------

BALANCES, MARCH 31, 2001           $ 704,018   $   154,900   $ (39,500)     $      -        $   999,225   $ (2,596,023)
                                   ==========  ============  ==========     =========       ============  =============

BALANCES, DECEMBER 31, 2001        $ 704,018   $ 1,899,850   $ (39,500)     $ (8,193)       $   703,023   $ (2,414,635)
Dividends paid                                                                                                (105,730)
Preferred stock issued                           1,345,966
Fair market value of contributed
 services                                                                                        10,000
Equity conversion                     60,968    (1,524,200)                                   1,463,232
Loan proceeds for common stock
 issuances                                                                     8,193
Deferred charges                                                                               (179,314)
Comprehensive income:
  Interest-only strip receivable,
   fair market value
Net income                                                                                                     769,751
                                   ----------  ------------  -----------    ---------       ------------  -------------

BALANCES, MARCH 31, 2002           $ 764,986   $ 1,721,616   $ (39,500)     $      -        $ 1,996,941   $ (1,750,614)
                                   ==========  ============  ===========    =========       ============  =============

                                   ACCUMULATED
                                      OTHER
                                  COMPREHENSIVE
                                      INCOME         TOTAL
BALANCES, DECEMBER 31, 2000         $       -    $ (1,219,953)
Dividends paid                                        (42,909)
Preferred stock issued                                 96,300
Fair market value of contributed
 services                                              10,000
Deferred charges                                     (114,477)
Comprehensive income:
  Interest-only strip receivable,
   fair market value                    3,729           3,729
Net income                                            493,659
                                    ----------   -------------

BALANCES, MARCH 31, 2001            $   3,729    $   (773,651)
                                    ==========   =============

BALANCES, DECEMBER 31, 2001         $   7,311    $    851,874
Dividends paid                                       (105,730)
Preferred stock issued                              1,345,966
Fair market value of contributed
 services                                              10,000
Equity conversion                                           -
Loan proceeds for common stock
 issuances                                              8,193
Deferred charges                                     (179,314)
Comprehensive income:
  Interest-only strip receivable,
   fair market value                   24,963          24,963
Net income                                            769,751
                                    ----------   -------------

BALANCES, MARCH 31, 2002            $  32,274    $  2,725,703
                                    ==========   =============

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS'
REVIEW REPORT.                                                                 6

                               BROOKE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

     CASH FLOWS FROM OPERATING ACTIVITIES:                             2002                  2001
                                                                -----------------     -----------------
       NET INCOME                                               $         769,751     $         493,659
     ADJUSTMENTS TO RECONCILE NET INCOME TO
       NET CASH FLOWS FROM OPERATING ACTIVITIES:
       Depreciation                                                        70,000                70,000
       Amortization                                                        75,490                42,083
       Fair market value of contributed services                           10,000                10,000
       (Gain) loss on sale of inventory                                   (93,942)                    -
       Deferred income tax expense (benefit)                              396,539               254,309
       Gain from extinguishment of debt                                  (321,623)                    -
       Gain on sale of notes receivable                                  (660,285)             (185,190)
       (INCREASE) DECREASE IN ASSETS:
          Accounts and other receivables                                    8,881              (293,401)
          Net (increase) decrease in loans                               (605,433)             (355,448)
          Prepaid expenses and other assets                               (80,557)               11,013
       INCREASE (DECREASE) IN LIABILITIES:
          Accounts and expenses payable                                    24,582                69,207
          Other liabilities                                              (206,648)              565,047
                                                                -----------------     -----------------

       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (613,245)              681,279
                                                                -----------------     -----------------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Cash payments for property and equipment                          (129,251)              (17,318)
       Purchase of insurance agency inventory                          (2,331,819)             (749,900)
       Sale of insurance agency inventory                               4,855,731               749,900
                                                                -----------------     -----------------

       NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              2,394,661               (17,318)
                                                                -----------------     -----------------

     CASH FLOWS FROM FINANCING ACTIVITIES:
       Deferred charges                                                  (179,314)             (114,477)
       Dividends paid                                                    (105,730)              (42,909)
       Cash proceeds from bond issuance                                   580,000             1,010,000
       Cash proceeds from preferred stock issuance                      1,345,966                96,300
       Payments on bond maturities                                       (975,000)                    -
       Advances on short-term borrowing                                         -               300,000
       Payments on short-term borrowing                                  (176,390)             (180,000)
       Payments on long-term debt                                      (1,512,528)           (1,280,318)
                                                                -----------------     -----------------

       NET CASH USED IN FINANCING ACTIVITIES                           (1,022,996)             (211,404)
                                                                -----------------     -----------------

     NET INCREASE IN CASH AND CASH EQUIVALENTS                            758,420               452,557
     CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                     4,787,869             1,683,513
                                                                -----------------     -----------------

     CASH AND CASH EQUIVALENTS, END OF PERIOD                   $       5,546,289     $       2,136,070
                                                                =================     =================
     SUPPLEMENTAL DISCLOSURES:
       Cash paid for interest                                   $         951,499     $         706,022
                                                                =================     =================
       Cash paid for income tax                                 $               -     $               -
                                                                                      =================
       Non cash financing activity - additional paid in
         capital for contributed services                       $          10,000     $          10,000
                                                                =================     =================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS'
REVIEW REPORT.                                                                 7

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    ORGANIZATION

Brooke Corporation was incorporated under the laws of the State of Kansas on January 17, 1986. The Company's registered offices are located in Phillipsburg, Kansas. Brooke Holdings, Inc. owns 67.87% of the Company's common stock. The Company recruits fully vested franchise agents to sell insurance and financial services. Most of the Company's revenues result from the sale of property and casualty insurance, however, the Company also offers life and health insurance services, investment services and credit services.

All of the Company's subsidiaries are 100% owned and controlled by the Company. With the notable exceptions of Brooke Credit Corporation, The American Agency, Inc., and American Heritage, Inc., all of the Company's subsidiaries are held primarily for regulatory, licensing and insurance company contracting purposes. Other than Brooke Credit Corporation and Brooke Bancshares, Inc., the subsidiaries' financial statements are not separately prepared. Brooke Credit Corporation, a Kansas corporation, is a licensed finance company that originates loans primarily to the Company's agents. Separate financial statements are regularly prepared for Brooke Credit Corporation, and Brooke Credit Corporation borrows money in its own right through the issuance of bonds.

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

BROOKE CORPORATION                                                             8

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

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

BROOKE CORPORATION                                                            9

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(e)    REVENUE RECOGNITION (CONT.)

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $312,999 and $253,373 as of March 31, 2002 and 2001, respectively

The Company provides consulting, marketing and cash flow assistance to agency owners during the first year of agency ownership through a Buyers Assistance Plan ("BAP") program. The Company has allocated the fees paid by agents for BAP assistance to each of the services provided by the Company and the fee associated with a particular service is recognized as revenue using the Percentage of Completion accounting method by referencing the costs incurred to date. Many of the BAP services (inspection reports, operations analysis, marketing plan development) are provided by the Company before, or within thirty days after, agency acquisition so approximately 58% of BAP fees are immediately recognized as revenue. An additional 20% of BAP and related fees are recognized during the first year of agency ownership leaving approximately 22% of related fees unearned, and the revenue recognized, after the BAP period expires. The allocation of fees may change if the nature, or timing, of BAP related services change. Unearned BAP fees were $1,394,474 at March 31, 2002.

(f)  PROPERTY AND EQUIPMENT

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

(g)  EXCESS COST OF PURCHASED SUBSIDIARY

Included in other assets are unamortized costs of purchased subsidiaries (Brooke Life and Health, Inc. and The American Agency, Inc.) in excess of the fair value of underlying net tangible assets acquired. Prior to the adoption of SFAS No. 142 in 2002, the balance was being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization expense was $42,564 for the period ended March 31, 2001. The "excess cost of purchased subsidiary" resulted from the purchase of a subsidiary corporation. In 2001, management elected to reclassify Investment in Agencies of $316,520 to this account because management's intention was no longer to sell these agencies, which, primarily consisted of an agency doing business as Brooke Life/Health.

BROOKE CORPORATION                                                            10

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

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

(i)  INVESTMENT IN AGENCIES

The assets included in the "Investment in Agencies" category is the purchase price paid for agency assets. These assets are available for sale and are carried at the lower of cost or market. The Company acquires insurance agency assets to hold in inventory for sale to its agents. The number of agencies purchased for this purpose for the period ending March 31, 2002, 2001 and 2000 was 9, 1 and 2 respectively. Correspondingly the number of agencies sold from inventory for the period ending March 31,2002, 2001, and 2000 was 9, 1 and 2, respectively. At March 31, 2002 the "Investment in Agencies" inventory consisted of a Texas agency purchased during 2001 and a Kansas agency purchased in 2002, at a total cost of $1,094,446.

In 2001, management elected to reclassify Investment in Agencies of $316,520 to other assets because management's intention was no longer to sell these agencies, which primarily consists of an agency doing business as Brooke Life/Health.

(j)  GAIN OR LOSS ON SALE OF ASSETS

"Investment in Agencies" gains or losses are the difference between the insurance agency's sales price and the insurance agency's book value, which is carried at the lower of cost or fair value. Insurance agencies are typically sold in the same units as purchased. However, in instances where a part, or segment, of an insurance agency unit is sold, then management estimates the fair value of the segment of the insurance agency unit being sold and the difference between the sales price and the resulting fair value estimation is the amount of the gain or loss. Any such fair value estimation is evaluated for reasonableness by comparing the fair value estimation of the segment to the book value for the entire insurance agency unit. Fair value estimations are based on comparable sales information that takes into consideration agency characteristics such as customer type, customer account size, supplier size and billing methods.

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

BROOKE CORPORATION                                                            11

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(l)  DEFERRED CHARGES

Deferred charges relate to costs associated with the public offering of preferred stock and bonds. Selling expenses, auditor fees, legal costs and filing charges associated with the Company's public offering of stock totaled $619,993 and have been offset against stock proceeds. Similar costs associated with the Company's public offering of bonds totaled $291,371 and are classified as prepaid expenses that are amortized over a period ending at bond maturity. Net of amortization, the balance of all such prepaid expenses as of March 31, 2002 was $213,561.

(m)  EQUITY RIGHTS AND PRIVILEGES

Convertible preferred stockholders shall be entitled to a 9% cumulative dividend in cash of the liquidation value of such stock per share per annum, as determined by the Board of Directors. Convertible preferred stock may convert to common stock at a rate of 13 shares of common stock for 1 share of preferred stock. Convertible preferred stock has no voting rights. Holders of convertible preferred stock, upon liquidation or dissolution of the Company, are entitled to be paid an amount equal to $75 for each share of preferred stock not converted into common stock before any amount may be paid to holders of common stock. In addition to the convertible preferred stock, the Company is authorized to issue 499,000 shares of preferred stock. The authorized shares consist of 100,000 shares of 2002 convertible preferred stock, 10,000 shares of 2002A convertible preferred stock, and 34,375 shares of 2002B convertible preferred stock. The remaining 54,625 shares are "undesignated" preferred stock. The holders of the 2002 convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 10% of the liquidation value of such stock per share per annum if determined by the Board of Directors. On or prior to April 1, 2002, the holders of 2002 and 2002A convertible preferred stock have the right, at their option, to convert their shares to common stock; one share of 2002 or 2002A convertible preferred stock will be exchanged for one share of common stock. In the case of liquidation or dissolution of the Company, the holders of the 2002 or 2002A convertible preferred stock shall be entitled to be paid in full the liquidation value, $25 per share, after payment of full liquidation value to the holders of convertible preferred stock and before the holders of common stock. On or prior to May 15, 2002, the holders of 2002B convertible preferred stock have the right, at their option, to convert their shares to common stock; one share of 2002B convertible preferred stock will be exchanged for one share of common stock. In the case of liquidation or dissolution of the Company, the holders of the 2002B convertible preferred stock shall be entitled to be paid in full the liquidation value, $32 per share, after payment of full liquidation value to the holders of convertible preferred stock, 2002 convertible preferred stock, 2002A convertible preferred stock, and before the holders of common stock. The common stockholders shall possess all rights and privileges afforded to capital stock by law, subject to holders of convertible preferred stock.

BROOKE CORPORATION                                                            12

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(n)  PER SHARE DATA

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared, by the average number of shares of the Company's common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income by the adjusted average number of shares of the Company's common stock outstanding. Preferred stock dividends declared during the periods ended March 31, 2002 and 2001 were $64,152 and $1,319, respectively.

                                                               2002           2001
                                                               ----           ----
BASIC EARNINGS PER SHARE
Net Income                                                  $ 769,751      $ 493,659
Less: Preferred Stock Dividends                             $ (64,152)     $  (1,319)
                                                            ------------------------
Income Available to Common Stockholders                     $ 705,599      $ 492,340
Common Stock Shares                           704,695
Less: Treasure Stock Shares                   (11,050)        693,645        692,968
                                              --------------------------------------
Basic Earnings Per Share                                    $    1.02      $     .71
                                                            ========================

                                                               2002           2001
                                                               ----           ----
DILUTED EARNINGS PER SHARE
Net Income                                                  $ 769,751      $ 493,659
Common Stock Shares                           704,695
Less: Treasure Stock Shares                   (11,050)
Plus: Shares from Assumed Conversions
781 Shares of $75 par at 13 to 1               10,153
49,032 Shares of $25 at 1 to 1                109,323
13,663 Shares of $32 at 1 to 1                 13,663
Stock Option shares                            45,500         872,284        706,973
                                              --------------------------------------

Diluted Earnings Per Share                                  $     .88      $     .70
                                                            ========================

BROOKE CORPORATION                                                            13

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(o)  BUYER ASSISTANCE PLAN

The Company introduced a consulting program (Buyer Assistance Plan or "BAP") to provide assistance to agency buyers during the first months of insurance agency ownership. Although most of the BAP services provided by the Company are performed in the first month of agency ownership, some of the BAP services are performed later and a portion of BAP fees are therefore deferred until the cost of providing the service is incurred. Unearned buyer assistance plan fees are $1,394,474 at March 31, 2002.

(p)  PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation of the financial statements.

(q)  GAIN FROM EXTINGUISHMENT OF DEBT

The income category "Gain from Extinguishment of Debt" represents the amount that the Company's debt to Gerald Lanio and William Tyer is reduced through debt cancellation agreements or as the result of a mutually agreed reduction of the price paid to acquire 900 shares of Interstate Insurance Group, LTD. The Company's investment was written off in 2000, so subsequent debt cancellation or purchase price adjustments are recorded as income. At March 31, 2002, the Company's debt to Lanio was $321,623 and the Company's debt to Tyer was $0.

(r)  ACCOUNTS AND NOTES RECEIVABLE, NET

The net notes receivable included as part of the "Accounts and Notes Receivable, Net" asset category are available for sale and are carried at the lower of cost or market. Accordingly, any changes in the net notes receivable balances are classified as an operating activity.

(s)  OTHER RECEIVABLE

Included in this category is loan interest earned not collected, reimbursements due from agents for possible cancellation of policies, advances of commission to agents, receivables from sellers on contracts of services and advances to vendors on behalf of franchise agents. Most of these amounts are collected within 30 days from borrowers or agents and all amounts are collected within 12 months from date of recording.

(t)  ADVERTISING

The Company expenses the costs of advertising as they are incurred. Total advertising expense for the period ending March 31, 2002 and 2001 was $159,393 and $11,922, respectively.

BROOKE CORPORATION                                                            14

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

2.   NOTES RECEIVABLE

At March 31, 2002 and 2001, notes receivable consist of the following:

                                                  03/31/2002            03/31/2001
                                                 ------------          ------------
Agency loans                                     $ 44,534,787          $ 24,483,260

Less: Agency loan participation                   (41,029,677)          (24,009,176)

Equipment loans                                             0                 1,441

Less: Equipment loan participation                          0                (1,441)

Consumer loans                                         89,668               174,663

Less: Consumer loan participation                     (88,668)             (174,663)
                                                 ------------          ------------

          Total notes receivable, net               3,506,110               474,084

Customer receivables                                4,268,528             2,566,932
                                                 ------------          ------------

Total accounts and notes receivable, net         $  7,774,638          $  3,041,016
                                                 ============          ============

Loan participation represents the transfer of notes receivable, by sale, to "participating" banks and finance companies. The Company receives consideration from the participating entities. In accordance with SFAS 140 ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, these transfers are accounted for as sales. The transferred assets (i.e. notes receivable) are isolated from the Company. The participating companies obtain the right--free of conditions that constrain it from taking advantage of that right--to pledge or exchange the notes receivables. In addition, the Company does not maintain control over the transferred assets and the transfer agreements do not entitle the Company or obligate the Company to repurchase or redeem the notes receivable before their maturity. Based on management's experience the carrying value for notes receivable approximates the fair value.

When the Company sells participation in notes receivable to investors, it retains servicing rights and interest income which are retained interests in the loan participations. Gain or loss on sales of the notes receivable depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

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

BROOKE CORPORATION                                                            15

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

2.   NOTES RECEIVABLE (CONT.)

During the period ended March 31, 2002, the Company sold $11,495,062 (59) loan participations for which servicing rights and interest receivable was retained. Corresponding pre-tax gains of $660,825 were recorded for the period ending March 31, 2002. During the period ended March 31, 2001, the Company sold $4,254,332 (34) loan participations for which servicing rights and interest receivable was retained. Corresponding pre-tax gains of $185,190 were recorded for the period ending March 31, 2001. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income. Additionally, impairment of the servicing asset is subsequently evaluated and measured. Subsequent to the initial recording at fair value, interest only receivables are measured as debt securities classified as available for sale.

Of the agency loans at March 31, 2002 and 2001, $10,222,565 and $4,158,399,
respectively, are sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. Brooke Credit Corporation is not obligated, under any circumstances, to repurchase any loans sold to participating lenders prior to maturity or final resolution. All such recourse loans: a) have no balances more than 60 days past due; b) have adequate collateral; c) and are not in default.

The expense provision associated with the Company's recourse obligation is based on the estimated fair value of the obligation. During the period ended
March 31, 2002 and March 31, 2001, the Company sold $1,551,767 and $3,150,933, respectively, of loan participations for which the Company provided recourse.

To obtain fair values of retained interests and recourse obligations, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company typically estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of key assumptions--credit losses, prepayment speed and discount rates commensurate with the risks involved.
The predominant risk characteristics of the underlying loans of the Company's servicing assets have been analyzed by management to identify how to stratify servicing assets for the purpose of evaluating and measuring impairment. The underlying loans are very similar in virtually all respects, however management has concluded that those underlying loans with adjustable interest rates should be evaluated separately from loans with fixed interest rates. Accordingly, different key economic assumptions would be used when determining the fair value of fixed rate loans than have been used for adjustable rate loans. However, the total amount of underlying loans that are fixed rate is not material so no evaluation of fair value has been made for the fixed rate loan stratum. As such, all underlying loans are part of the same stratum and have been evaluated using the key economic assumptions identified for adjustable rate loans. No valuation allowance has been established because the fair value for the adjustable rate loan stratum is not less than the carrying amount of the servicing assets

BROOKE CORPORATION                                                            16

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

2.   NOTES RECEIVABLE (CONT.)

Key economic assumptions used in measuring the retained interests and recourse obligations at the date of loan participation sales completed during the year were as follows (rates per annum):

                                       Agency Loans (Adjustable Rate        Agency Loans (Fixed-Rate Stratum)
                                                 Stratum)*
Prepayment speed                                      10%                                     10%
Weighted average life (MONTHS)                    100.89                                     N/A
Expected credit losses                               .50%                                    .50%
Discount rate                                        8.5%                                  11.00%

*Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans, the rate is adjusted annually on December 31st.

At March 31, 2002, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                  Agency Loans                  Agency Loans
                                                                (Adjustable Rate                (Fixed Rate
                                                                    Stratum)                      Stratum)
PREPAYMENT SPEED ASSUMPTION (ANNUAL RATE)                                 10%                       N/A
  Impact on fair value of 10% adverse change                        $(26,997)                       N/A
  Impact on fair value of 20% adverse change                        $(52,570)                       N/A

EXPECTED CREDIT LOSSES (ANNUAL RATE)                                       5%                       N/A
  Impact on fair value of 10% adverse change                        $(19,410)                       N/A
  Impact on fair value of 20% adverse change                        $(38,822)                       N/A
DISCOUNT RATE (ANNUAL)                                                   8.5%                       N/A
  Impact on fair value of 10% adverse change                        $(31,054)                       N/A
  Impact on fair value of 20% adverse change                        $(60,890)                       N/A

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

                                                            AGENCY RECOURSE LOANS SOLD IN
    ACTUAL & PROJECTED CREDIT LOSSES (%) AS OF:           1999           2000          2001
                 December 31, 2001                          0              0             0
                 December 31, 2000                          0              0
                 December 31, 1999                          0

BROOKE CORPORATION                                                            17

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

2.   NOTES RECEIVABLE (CONT.)

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse as of and for the period ended March 31:

                                                                            PRINCIPAL AMOUNTS        NET CREDIT
                                               TOTAL PRINCIPAL AMOUNT        60 OR MORE DAYS          LOSSES***
                                                      OF LOANS                 PAST DUE*
TYPE OF LOAN                                      2002             2001        2002       2001       2002        2001
Participations Sold with Recourse              $10,222,565      $4,158,399       $0         $0         $0          $0
Portfolio Loans                                  3,506,110         474,084       $0         $0         $0          $0
                                               -----------      ----------       --         --         --          --

Total Loans Managed**                          $13,728,675      $4,632,483       $0         $0         $0          $0
                                               ===========      ==========

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

As an employment incentive, Brooke Credit Corporation has loaned money to certain employees for the purpose of acquiring the Company's common stock. Of the consumer loans at March 31, 2002 and 2001, $89,668 and $176,104, respectively, have been made to employees for this purpose. All such loans have been sold to unaffiliated third parties without recourse.

3.   PROPERTY AND EQUIPMENT

A summary of property and equipment and depreciation is as follows:

                                                          2002                      2001
                                                          ----                      ----
Furniture and fixtures                               $    368,825              $    304,855

Office and computer equipment                           1,541,725                 1,446,873

Automobiles                                               623,758                   532,685

Building, construction in process                         259,686                         -
                                                     ------------              ------------
                                                        2,793,994                 2,284,413
Less:  Accumulated depreciation                        (1,822,324)               (1,635,446)
                                                     ------------              ------------

Property and equipment, net                          $    971,670              $    648,967
                                                     ============              ============

Depreciation expense                                 $     70,000              $     70,000
                                                     ============              ============

BROOKE CORPORATION                                                            18

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

4.   BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS

                                                                                              2002              2001
                                                                                            ---------         ---------
First National Bank & Trust, Phillipsburg, KS, line of credit, $960,000 available, $0 not utilized. Due January 2003. Interest rate is 8%.
Collateralized by accounts receivable.                                                      $ 960,000         $ 960,000

State Bank of Colwich, Colwich, KS, due August 2004. Interest rate is 11.75%,
payable $1,435 monthly. Collateralized by insurance agency assets.                             34,782            47,111

Chrysler Financial, Overland Park, KS, due February 2001 to December 2003.
Interest rates are 7.80% to 8.94%, payable monthly. Collateralized by
automobiles.                                                                                  173,597           110,168

Colonial Pacific, Portland, OR, due December 2001. Interest rate is 14.811%
payable $2,083 monthly. Collateralized by personal guaranty of certain officers
of Brooke Corporation.                                                                              -            17,435

Brooke Investments, Inc., Phillipsburg, KS, due February 2007. Interest rate is
10.00%, payable $1,718 monthly. Note is sold to participating bank.
Collateralized by certain agency assets acquired by Brooke Investments, Inc.                   79,646            91,637

David Patterson, Sr., Phoenix, AZ, due March 2008. Interest rate is 0%, payable
$1,112 monthly. Unsecured deferred compensation agreement provided by The
American Agency, Inc.                                                                               -            10,008

Hartley Agency, Inc., Baxter Springs, KS, due June 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                                     -           201,564

Gerald Lanio and William Tyer, Independence, MO, due June 2005. Interest rate is
5%, payable $207,877 annually. Collateralized by 900 shares of Interstate
Insurance Group, LTD common stock.                                                            321,623           900,000

Premier Insurance Agency, Poplar Bluff, MO. Interest rate is 5.00%, balance due
January 2002. Collateralized by certain agency assets acquired by Brooke
Corporation.                                                                                        -           639,737

Stewart Insurance, Monroe, LA, due August 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                                 -           252,245

APB Insurers, Crane, MO, due July 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired by Brooke
Corporation.                                                                                        -            77,445

Roppolo Insurance, Shreveport, LA, due July 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                                 -           115,289

BROOKE CORPORATION                                                            19

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

4.   BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Dawn Insurance Agency, Inc. Strasburg, CO, due May 2003. Interest rate is 0%, payable $43,322 annually. Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                            86,644                 -

Lalumondier Insurance, Inc., Kearney, MO, due September 1, 2004. Interest rate is 5%, annual installments of $68,219 thereafter. Collateralized by certain
agency assets acquired by Brooke Corporation.                                                 204,656                 -

Anderson Insurance Agency, Inc, Ballwin, MO, due May 2002. Interest rate is
7.5%, entire balance is due at maturity. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                               163,300                 -

Phares and Lites Agency, Inc., Many, LA, due June 2002. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                               207,825                 -

Bond-Pyatt Insurance Agency, Inc., St. Louis, MO, due August 2006. Interest rate at prime rate, first installment of $89,465 due January 2002, and annual installments of $89,465 thereafter. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                               447,326                 -

All Drivers Insurance Inc., Colorado Springs, CO, due September 2003. Interest
rate is 5%, annual payments of $112,500. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                               225,000                 -

Gateway Realty of Columbus, Inc., Columbus, NE, due September 2010. Interest
rate is 7%, annual principal payments of $67,345. Collateralized by certain
agency assets acquired by Brooke Corporation.                                                 606,109                 -

Gary Karch & Associates A-1 Insurance, Mt. Vernon, IL, due December 2002.
Interest rate is 0%. Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                                   67,500                 -

Kohn-Senf Insurance Agency, Inc., St. Louis, MO, due December 2002. Interest
rate is 5%, entire balance due at maturity. Collaterized by certain agency
assets acquired by Brooke Corporation.                                                         80,500                 -

Sun Century Insurance Agency, Inc., Phoenix, AZ, due December 2003. Interest
rate is 5%, annual principal payments of $67,333. Collaterized by certain agency
assets acquired by Brooke Corporation.                                                        134,667                 -

W.I. of Florida, Inc., Tampa, FL, due December 2003. Interest rate is 0%, annual payments of $73,176. Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                                  146,352                 -

BROOKE CORPORATION                                                            20

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

4.   BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Watson & Associates Insurance Services, Inc., Phoenix, AZ, due November 2004.
Interest rate is 0%, annual payments of $57,167. Collaterized by certain agency
assets acquired by Brooke Corporation.                                                        171,500                 -

Barry James Christensen, due January 2005. Interest rate is 0%, annual payments of $93,333. Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                                  280,000                 -

Service First Insurance, due January 2005. Interest rate is 0%, annual payments of $281,375. Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                                  744,125                 -

Goodman Insurance, due February 2004. Interest rate is 0%, annual payments of
$186,063. Collaterized by certain agency assets acquired by Brooke Corporation.               372,125                 -

JD Failla & Associates, due February 2003. Interest rate is 0%, quarterly payments of $127,188. Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                                  527,241                 -

Donna Sue Saffel, due March 2003. Interest rate is 0%, annual payments of
$62,500. Collaterized by certain agency assets acquired by Brooke Corporation.                 62,500                 -

All Insurance, due March 2005. Interest rate is 0%, annual payments of $25,196.
Collaterized by certain agency assets acquired by Brooke Corporation.                          75,589                 -

Jim Bob Nation Insurance, due March 2005. Interest rate is 0%, annual payments of $116,746. Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                                  350,238                 -

Able Insurance, due March 2006. Interest rate is 0%, annual payments of $45,867.
Collaterized by certain agency assets acquired by Brooke Corporation.                         183,469                 -
                                                                                          -----------       -----------

Total bank loans and notes payable                                                          6,706,314         3,422,635
Bonds payable (See Note 5) and Capital lease obligation (See Note 6)                        6,210,000         2,825,000
                                                                                          -----------       -----------

Total bank loans, notes payable and other long-term obligations                            12,916,314         6,247,635
Less:  Current maturities and short-term debt                                              (3,059,002)       (2,918,098)
                                                                                          -----------       -----------

Total long-term debt                                                                      $ 9,857,312       $ 3,329,537
                                                                                          ===========       ===========

None of the bank loans, notes payable and other long term obligations contain covenants that: require the Company to maintain minimum financial ratios or net worth; restrict management's ability to pay dividends; restrict management's ability to buy or sell assets; restrict management's ability to incur additional debt; or contain any subjective acceleration clauses.

Interest incurred on bank loans, notes payable and other long-term obligations for the period ended March 31, 2002 and 2001 is $168,559 and $117,520, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets.

BROOKE CORPORATION                                                            21

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

4.   BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Bank loans, notes payable and other long-term obligations mature as follows:

                                      BANK LOANS
         TWELVE MONTHS ENDING          & NOTES             CAPITAL             BONDS
               MARCH 31                PAYABLE              LEASE             PAYABLE             TOTAL

                2003                 $ 2,634,002          $  60,000         $   365,000        $ 3,059,002

                2004                   2,464,709             65,000                   -          2,529,709

                2005                     885,943             70,000           5,020,000          5,975,943

                2006                     269,238             75,000                   -            344,238

                2007                     183,038             80,000                   -            263,038

             Thereafter                  269,384            475,000                   -            744,384
                                     -----------          ---------         -----------        -----------

                                     $ 6,706,314          $ 825,000         $ 5,385,000        $12,916,314
                                     ===========          =========         ===========        ===========

BROOKE CORPORATION                                                            22

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

5.   LONG-TERM DEBT, BONDS PAYABLE

Brooke Credit Corporation has offered bonds (series 1997A, 1997B and 1997C) for sale to institutional investors in $5,000 denominations. Brooke Credit Corporation has also offered bonds (series 1997D, 1998E, and 2001F) for sale to the public in $5,000 denominations. These bonds are issued in registered form with interest payable semi-annually on January 1st and July 1st of each year. These bonds are not callable by Brooke Credit Corporation and are not redeemable by the bondholder until maturity.

Brooke Credit Corporation covenants to use all bond proceeds for the purposes of funding loans or purchasing receivables. Brooke Credit Corporation has no debt and covenants not to incur obligations superior to its obligations to bondholders. Therefore, the obligation to bondholders is guaranteed by the assets and the equity of Brooke Credit Corporation.

At March 31, 2002 and 2001, the bonds payable consist of:

                                                                    2002              2001
                                                                  PRINCIPAL         PRINCIPAL
      BOND SERIES        RATE               MATURITY                VALUE             VALUE
      -----------       -------          ---------------        -------------       -----------
         1997B          10.250%          January 1, 2002        $           -       $  155,000

         1997C          10.500%          January 1, 2003              365,000          245,000

         1997D          10.125%           July 1, 2001                      -          715,000

         1998E          10.125%          January 1, 2002                    -          820,000

         2001F           9.125%           July 1, 2004              5,020,000          890,000
                                                                -------------       ----------

         Total                                                  $   5,385,000       $2,825,000
                                                                =============       ==========

Interest payable is $124,100 and $59,699 at March 31, 2002 and 2001, respectively.

BROOKE CORPORATION                                                            23

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

6.   LONG-TERM DEBT, CAPITAL LEASES

Phillips County, Kansas has issued Industrial Revenue Bonds for the purpose of purchasing, renovating, and equipping an office building in Phillipsburg, Kansas. The total bonds issued were $825,000 with various maturities through 2012.

The Company leases the building from Phillips County, Kansas which may be purchased for a nominal amount at the expiration of the lease agreement. The Company is required to provide insurance coverage on the building as specified by the lessor. Under the criteria established by SFAS 13, this asset has been capitalized in the Company's financial statements.

Restricted Cash

Cash restricted at March 31, 2002 represents proceeds received from the issuance of Industrial Revenue Bonds that are to be used for the purpose of purchasing, renovating and equipping a processing facility in Phillipsburg, Kansas. The restricted cash at March 31, 2002 was $566,138. Interest earned on the restricted cash totaled $824.

Building under Construction

The total cash used for the purchase and renovation of the building at March 31, 2002 was $259,686.

Future capital lease payments and long term operating lease payments are as follows:

                                                                     CAPITAL        OPERATING
                                                                       REAL           REAL
                            PERIOD                                    ESTATE         ESTATE          TOTAL
                                                                   ----------       ---------     ----------
2002..........................................................     $   54,063       $ 260,296     $  314,359
2003..........................................................        115,163         327,159        442,322
2004..........................................................        121,450         139,858        261,308
2005..........................................................        117,119          83,368        200,487
2006..........................................................        122,450          80,764        203,214
2007..........................................................        117,100          20,339        137,439
2008 and thereafter...........................................        521,843               -        521,843
                                                                   ----------       ---------     ----------
Total minimum lease payments                                        1,169,188       $ 911,784     $2,080,972
                                                                                    =========     ==========
Less amount representing interest                                    (344,188)
                                                                   ----------
Total obligations under capital leases                                825,000
Less current maturities of obligations under capital leases           (60,000)
                                                                   ----------
Obligations under capital leases payable after one year            $  765,000
                                                                   ==========

BROOKE CORPORATION                                                            24

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

7.   INCOME TAXES

The elements of income tax expense (benefit) are as follows:

                                                          2002           2001
                                                          ----           ----
                 Current                               $       0      $       0

                 Deferred                                396,539        254,309
                                                       ---------      ---------

                                                       $ 396,539      $ 254,309
                                                       =========      =========

The Company's net operating loss carryforwards are used to offset the current tax expense by decreasing the deferred tax asset

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

                                                                                  2002           2001
                                                                                  ----           ----
       U.S. federal statutory tax rate                                              34%            34%

       State statutory tax rate                                                      4%             4%

       Effect of the utilization of net operating loss carryforwards                (3%)           (3%)

       Miscellaneous                                                                (1%)           (1%)
                                                                                  ----           ----

       Effective tax rate                                                           34%            34%
                                                                                  ====           ====

Reconciliation of deferred tax asset:

                                                           2002                 2001
                                                        ---------            ----------
           Beginning balance, January 1                 $ 714,529            $1,160,066

           Deferred income tax (expense) benefit         (396,539)             (254,309)
                                                        ---------            ----------

           Balance, March 31                            $ 317,990            $  905,757
                                                        =========            ==========

Expiration dates of net operating loss carryforwards:

                                2020              $ 935,265

BROOKE CORPORATION                                                            25

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

8.   EMPLOYEE BENEFIT PLANS

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to 15% of their compensation. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for periods ended March 31, 2002 and 2001.

9.   CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at several banks. On March 31, 2002 and 2001, the Company had account balances of $961,158 and $2,242,322, respectively, with one bank which exceeds the $100,000 insurance limit of the Federal Deposit Insurance Corporation.

The Company sells participation loans to several banks. On March 31, 2002, the Company had participation loans sold of $20,462,997 to one bank.

10.  SEGMENT AND RELATED INFORMATION

The Company's two reportable segments as of and for the years ended March 31, 2002 and 2001 consisted of its insurance agency business and its financial services business. The insurance agency business includes the Company's wholly-owned subsidiaries which are licensed insurance agencies operating in the states of Arizona, Colorado, Florida, Iowa, Illinois, Kansas, Louisiana, Missouri, Nebraska, Nevada, Oklahoma, Texas, and Utah. The Company sells insurance through its network of exclusive franchise agents, franchise sub-agents, non-exclusive brokers and insurance producers. The finance services business includes the Company's wholly-owned subsidiary, which is a licensed finance company. The Company originates loans to Brooke Corporation's franchise agents, franchise sub-agents, insurance producers and insurance policyholders. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "other corporate expenses". Management evaluates the performance of its segments and allocates resources to them based on the net income before income taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

The table below reflects summarized financial information concerning the Company's reportable segments for the years ended March 31, 2002 and 2001:

                                             INSURANCE           FINANCIAL      ELIMINATION OF
                                              AGENCY             SERVICES        INTERSEGMENT         CONSOLIDATED
                                             BUSINESS            BUSINESS          ACTIVITY              TOTALS
  2002                                      -----------        ------------     -------------         -----------
  Insurance commissions                     $ 6,056,614        $          -     $           -         $ 6,056,614

  Interest income                                     -             990,226           (92,469)            897,757

  Gain on sale of notes receivable                                  660,285                               660,285

  Gain from extinguishment of debt                                  321,623                               321,623

  Interest expense                              168,559             679,229                 -             847,788

  Commissions expense                         5,036,333                   -                 -           5,036,333

  Depreciation and amortization                  98,691              46,799                 -             145,490

  Segment assets                             16,014,410          10,213,756        (5,786,320)         20,441,846

  Expenditures for segment assets               268,311                   -                 -             268,311

BROOKE CORPORATION                                                            26

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

10.  SEGMENT AND RELATED INFORMATION (CONT.)

                                            INSURANCE           FINANCIAL      ELIMINATION OF
                                             AGENCY             SERVICES        INTERSEGMENT       CONSOLIDATED
                                            BUSINESS            BUSINESS          ACTIVITY            TOTALS
                                            -----------        ------------     -------------        ----------
  2001

  Insurance commissions                     $ 4,695,470        $          -     $           -        $4,695,470

  Interest income                                     -             755,174           (62,354)          692,820

  Gain on sale of notes receivable                    -             185,190                 -           185,190

  Interest expense                              117,520             694,388                 -           811,908

  Commissions expense                         2,829,607                   -                 -         2,829,607

  Depreciation and amortization                 106,512               5,571                 -           112,083

  Segment assets                              8,833,185           3,818,629        (3,944,998)        8,706,816

  Expenditures for segment assets                84,406                   -                 -            84,406

        PROFIT (LOSS)                                   2002              2001
                                                        ----              ----
        Insurance Agency profit                     $    660,562       $ 1,579,427

        Financial Services profit                      1,246,106           240,455
                                                    ------------------------------
        Total segment profit                           1,906,668         1,819,882

        Unallocated amounts:

            Finders fees                                 325,165           175,000

            Buyer assistance plan fees                 1,061,069                 -

            Gain on sale of agencies                      93,942                 -

            Other corporate expenses                  (2,220,554)       (1,246,914)
                                                    ------------------------------

          Income before income taxes                $  1,166,290       $   747,968
                                                    ==============================

BROOKE CORPORATION                                                            27

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

11.  NEW ACCOUNTING STANDARD

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which amends SFAS No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies". This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS 143 are required to be applied starting with fiscal years beginning after June 15, 2002. Management continues to evaluate the impact that adoption of SFAS 143 will have on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes FASB No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 also amends ARB No. 51 "Consolidated Financial Statements". SFAS 144 has been applied to the first quarter 2002 financial statements.

12.  SUBSEQUENT EVENTS

Brooke Corporation continues to sell preferred stock to Kansas residents. Since March 31, 2002 an additional $655,888 of preferred stock has been sold and the preferred stock offering has since been terminated.

Brooke Corporation entered into an agreement with Gerald Lanio to cancel the debt associated with the purchase of Interstate Insurance Group, LTD. This will result in a gain from extinguishment of debt of $321,623 in the 2nd quarter.

Brooke Bancshares entered into an agreement on February 22, 2002 to purchase a Kansas bank for approximately $1,000,000 subject to regulatory approval which is uncertain.

BROOKE CORPORATION                                                            28

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

13.  RELATED PARTY INFORMATION

Robert D. Orr, Leland G. Orr and Michael Hess (the principals) own 100% of the voting stock of GI Agency, Inc. GI Agency, Inc. owns franchise agencies which purchase Master Agent services and obtain loans from the Company at the same general prices and general terms as provided to other unaffiliated franchise agents. As of March 31, 2002, the total outstanding balance of all loans made to GI Agency, Inc. by the Company's finance subsidiary, Brooke Credit Corporation, was $1,371,195. Except for retained principal loan balances totaling $78,240, all GI Agency, Inc. loans made by Brooke Credit Corporation have been sold without recourse to an unaffiliated lender. As such, the total loss exposure to the Company for loans made to GI Agency totals $78,240. All GI Agency, Inc. borrowings are secured by hypothecation of all the shares of the Company's common stock owned by Brooke Holdings, Inc. which currently represents 67.87% of the total shares outstanding. Because of the relationships described above, certain conflicts of interest may arise between the Company and its agents in attempting to resolve disputes that occur as a result of such relationships.

In its role of matching agency buyers and sellers, the Company from time to time executes purchase agreements to acquire agency assets and assigns them to prospective or existing franchise agents. On occasion, the Company has assigned all of its rights, title and interest in agreements to purchase insurance agencies to GI Agency, Inc., without consideration from GI Agency, Inc. From January 1, 2002 through March 31, 2002, GI Agency collected no commissions on assets subject to such assignments.

Robert D. Orr, Leland G. Orr and Michael Hess have, in some cases, each guaranteed amounts due suppliers under certain agency agreements. The amounts guaranteed under such agency agreements varies depending on the value of premiums to be collected under such agency agreements. The continuance of these guarantees is important to the Company's prospects.

The Company has extended a $495,000 line of credit loan to Brooke Holdings, Inc. which owns 67.87% of the Company's common stock. This line of credit is unsecured and was renewed on December 31, 2001 bearing interest at a rate of 9.5% per annum and maturing on December 31, 2002. The outstanding principal balance on the line of credit as of March 31, 2002 was $494,689. Accrued interest of $63,476 is due and payment is expected prior to June 30, 2002.

Robert Orr, Leland Orr, Michael Hess, and Shawn Lowry have each guaranteed the promissory note of Austin Agency, Inc., of Brownsville, Texas, to Brooke Credit Corporation. The four guarantors have each acquired 5% of the outstanding stock of Austin Agency, Inc. as consideration for their guarantees. The loan to Austin Agency, Inc. was executed on May 15, 2000 for $1,200,000 and is scheduled to mature on August 1, 2010. As of March 31, 2002 the principal balance of the loan was $1,103,502. This loan is sold to an unaffiliated lender without recourse so the Company does not have a loss exposure on this loan.

Mr. Hess has one loan with Brooke Credit Corporation in the amount of $10,000 bearing interest at 9.50%. This loan was executed on January 2, 2002 and is scheduled to mature on January 2, 2003. The outstanding principal balance as of March 31, 2002 was $10,000.

SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.                      29

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

13.  RELATED PARTY INFORMATION (CONT.)

Shawn Lowry is the sole manager of First Financial Insurance Group, L.L.C., a Kansas limited liability company. Michael Lowry is the sole member of First Financial Insurance Group, L.L.C.. The business purpose of First Financial includes investing in agencies and guaranteeing loans made by Brooke Credit Corporation to franchise agents who have bought agencies from the Company. On June 1, 2001, First Financial Group, L.C., guaranteed 65% of the Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas. In consideration for this guaranty, First Financial Group, L.L.C. received a 15% profit interest in Palmer, L.L.C. The loan was executed on June 1, 2001 and is scheduled to mature on September 1, 2011. As of March 31, 2002, the loan principal balance was $763,066. Except for retained principal loan balances totaling $141,676, all Palmer, L.L.C. loans made by Brooke Credit Corporation have been sold with recourse to unaffiliated lenders. As such, the Company's exposure to loss is limited to the retained loan balance and its recourse obligation. First Financial Insurance Group's obligation with regards to Palmer, L.L.C. loans is indirect and the Company's believes its exposure to loss from First Financial Group's failure to honor its guarantee is limited.

On September 28, 2001, First Financial Group, L.L.C. guaranteed 25% of the outstanding principal balance of two Brooke Credit Corporation loans to R&F, L.L.C. of Kansas City, Missouri. In consideration for these guarantees, First Financial Group received 5% profits interest in R&F, L.L.C. Both loans were executed on September 28, 2001 and both mature on December 1, 2013. As of March 31, 2002 the principal balances of both loans totaled $644,302. The Company has sold all R&F, L.L.C. loans to unaffiliated lenders, including $176,713 without recourse and $467,589 with recourse. As such, the Company's exposure to loss is limited to its recourse obligation. First Financial Insurance Group's obligation with regards to R&F, L.L.C. loans is indirect and the Company's believes its exposure to loss from First Financial Group's failure to honor its guarantee is limited.

Kyle Garst is the sole manager and sole member of American Financial Services, L.L.C., a Kansas limited liability company. The business purpose of American Financial Services, L.L.C., includes investing in agencies and guaranteeing loans made by Brooke Credit Corporation to franchise agents who have bought agencies from the Company. On October 15, 2001 American Financial Services, L.L.C. and First Financial Group, L.L.C. each guaranteed 50% of the outstanding principal balance of The Wallace Agency, L.L.C. of Wanette, Oklahoma. In consideration of this guarantee, First Financial Group receives a 7.5% profits interest in The Wallace Agency, L.L.C. and American Financial Services receives a 5% profit interest in The Wallace Agency, L.L.C. This loan was executed on October 15, 2001 and matures on January 1, 2014. As of March 31, 2002 the loan principal balance was $439,795. Except for retained principal loan balances totaling $159,135, all Wallace Agency, L.L.C. loans made by Brooke Credit Corporation have been sold to unaffiliated lenders, including $142,933 without recourse and $137,726 with recourse. As such, the Company's exposure to loss is limited to the retained loan balance and its recourse obligation. American Financial Services and First Financial Insurance Group's obligation with regards to Wallace Agency, L.L.C. loans is indirect and the Company's believes its exposure to loss from American Financial Services or First Financial Group's failure to honor its guarantee is limited.

SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.                      30

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

13.  RELATED PARTY INFORMATION (CONT.)

Anita Larson is married to John Arensberg, a partner in Arensberg Insurance of Lawrence, Kansas and Overland Park, Kansas. The Company and Arensberg Insurance have entered into a franchise agreement pursuant to which Arensberg Insurance participates in the Company's Master Agent program. In addition, the Company's finance subsidiary, Brooke Credit Corporation, has made three loans to Arensberg Insurance. As of March 31, 2002, the total outstanding balance of such loans was $769,421. Each of the loans bears interest at a rate adjusted annually and equal to 3.0% per annum over the New York prime rate. One of the loans is scheduled to mature on October 1, 2008 and the remaining two loans are both scheduled to mature on July 1, 2009. Except for retained principal loan balances totaling $57,297, all Arensberg Insurance loans made by Brooke Credit Corporation have been sold to unaffiliated lenders, including $251,976 without recourse and $460,148 with recourse. As such, the Company's exposure to loss is limited to the retained loan balance and its recourse obligation. The Company entered into a franchise agreement and made loan advances to Arensberg Insurance partnership well before Ms. Larson was employed by the Company. Ms Larson is not a partner of Arensberg Insurance. The partners of Arensberge Insurance are established and credible businessmen so the Company's believes its exposure to loss from its retained loan balance and recourse obligation is limited.

Brooke Credit Corporation made a loan to Ms. Larson for the purpose of acquiring stock in the Company. The loan bears interest at a rate adjusted annually and equal to 2.5% per annum over the New York prime rate, which as of March 31, 2002 was 12%. The loan is scheduled to mature on August 1, 2005. The outstanding balance of this loan as of March 31, 2002 was $26,236. The entire loan balance has been sold without recourse to an unaffiliated lender so the Company's does not have any loss exposure.

Anita Lowry is a sister to Robert D. Orr and Leland G. Orr and the mother of Shawn Lowry and Michael Lowry and is married to Don Lowry who is a franchisee. Don & Anita Lowry are shareholders of American Heritage Agency, Inc. which owns an agency in Hays, Kansas and previously owned agencies in Great Bend, Kansas and Omaha, Nebraska. The Company and American Heritage Agency, Inc. entered into a franchise agreement on February 28, 1999 pursuant to which American Heritage Agency, Inc. participates in the Company's Master Agent program. As of March 31, 2002, American Heritage Agency had three loans outstanding to Brooke Credit Corporation with total outstanding balances of $509,947. The outstanding loans to American Heritage Agency currently have maturity dates of September 1, 2010, May 1, 2002 and February 1, 2014. All of the loans bear interest at a rate adjusted annually to 3.5% over the New York prime rate. Except for retained principal loan balances totaling $65,771, all American Heritage Agency loans made by Brooke Credit Corporation have been sold to unaffiliated lenders, including $176,587 without recourse and $267,589 with recourse. As such, the Company's exposure to loss is limited to the retained loan balance and its recourse obligation. Don Lowry is an experienced businessman with proven insurance sales skills, so the Company's believes its exposure to loss from its retained loan balance and recourse obligation is limited.

SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.                      31

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

13.  RELATED PARTY INFORMATION (CONT.)

Principals and their immediate family have purchased Brooke Credit Corporation Bonds totaling $140,000. Members of this group have also purchased loan participations totaling $192,723.

The Company sells insurance to its Board of Directors, and its employees. The aggregate of these transactions is not significant to the financial statements.

The Company's employee handbook contains conflict of interest guidelines which are applicable to Company management and employees. The purpose of the guidelines is to prevent an employee in a position to influence a decision regarding the Company to use such influence for personal gain. Pursuant to the guidelines, an employee in such a position is required to notify an officer of the Company of the existence of such a situation.

14.  CONTINGENCY

The Company is filing voluntarily with the SEC (Securities and Exchange Commission). The Company has not received notice of clearing comments, therefore, it is possible future SEC comments could have an affect on this review report.

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

16.  COMPENSATED ABSENCES

The Company has not accrued compensated absences, however, the total amount is not deemed to be material.

SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.                      32

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

17.  STOCK-BASED COMPENSATION

The Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123:

                                                                        2002
     -----------------------------------------------------------------------
     Net income:
         As reported                                              $  769,751
         Pro forma                                                $  585,469
     Basic earnings per share:
         As reported                                                    1.02
         Pro forma                                                       .75
     Diluted earnings per share:
         As reported                                                     .88
         Pro forma                                                       .67

     The fair value of the options granted during 2002 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

                                                                        2002
                                                                        ----
     Expected term                                                 2.9 years
     Expected stock volatility                                            30%
     Risk-free interest rate                                               5%
     Dividend                                                              1%
     Fair value per share                                         $     6.07

SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.                      33

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

17.  STOCK-BASED COMPENSATION (CONT.)

The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under a shareholder-approved plan. The Brooke Corporation 2001 Compensatory Stock Option Plan authorizes the issuance of up to 45,500 shares of the Company's common stock, for use in paying incentive compensation awards in the form of stock options. The options are granted at fair value at the date of grant and become partially exercisable immediately. The options expire five to ten years from the date of grant. At March 31, 2002, there were 44,500 additional shares available for granting stock options under the stock plan.

                                                     Shares Under            Weighted Average
                                                        Option                Exercise Price
     ---------------------------------------------------------------------------------------
     Outstanding, Jan. 1, 2002                             -                       $  -
     Granted                                          45,500                         25
     Exercised                                             -                          -
     Terminated and expired                                -                          -
     ---------------------------------------------------------------------------------------
     Outstanding, Mar. 31, 2002                       45,500                       $ 25
     =======================================================================================

     Options to purchase 45,500 shares were exercisable at March 31, 2002. The following table summarizes information concerning outstanding and exercisable options at March 31, 2002.

                                                     Options Outstanding                     Options Exercisable
     -----------------------------------------------------------------------------------------------------------
                                                          Remaining       Weighted                     Weighted
                                                         Contractual       Average                      Average
                                            Number          Life          Exercise         Number      Exercise
     Range of Exercisable Prices          Outstanding     in Years          Price        Exercisable     Price
     ---------------------------------------------------------------------------------------------------------
              $  25                         45,500           2.9           $  25           45,500        $  25

SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.                      34

                               BROOKE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                       YEARS ENDED MARCH 31, 2002 AND 2001

18.  GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001. The FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," collectively referred to as the "Standards," which are effective for the Company as of January 1, 2002. SFAS No. 141 supercedes APB No. 16, "Business Combinations." The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) required that un-amortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supercedes APB No. 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

The following table adjusts reported net income and earnings per share for the 3 months ended March 31, 2001 (prior to the adoption date) to exclude amortization of goodwill and other intangible assets with indefinite useful lives:

                                                          Net        Basic EPS      Diluted EPS
                                                        Income
     As reported                                      $  493,659           .71              .70
     Amortization of goodwill                                624           .00              .00
     Amortization of other intangibles                    13,108           .02              .02
                                                     -------------------------------------------

                                                      $  507,391           .73              .72
                                                     ===========================================

The intangible assets with indefinite useful lives, other than goodwill, consist of excess of cost over fair value of net assets of $617,519 and $696,959 as of March 31, 2002, and March 31, 2001, respectively. These assets are included in "Other Assets" in the balance sheet. The intangible assets with definite useful lives have a value of $638,044 and $229,091 as of March 31, 2002, and March 31, 2001, respectively. These assets are included in "Other Assets" in the balance sheet. Amortization expense was $75,490 and $42,564 for the period ended March 31, 2002 and 2001, respectively.

SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.                      35

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

RESULTS OF OPERATIONS

     The Company's consolidated results of operations have been significantly impacted by the Company's expansion of territory and personnel in recent years. Revenues are expected to continue to increase in 2002 as a result of the foregoing.

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

     The Company's revenues are comprised primarily of commissions paid by insurance companies in connection with the Company's insurance agency operations.

Commission revenues typically represent a percentage of insurance premiums paid by policyholders. Premium amounts and commission percentage rates are established by insurance companies, so the Company has little or no control of the commission amount generated from the sale of a specific insurance policy. The Company primarily relies on the recruitment of additional agents to increase commission revenue.

     The Company's finance subsidiary generates most of its revenues from interest margins resulting from the origination of loans to the Company's agents and from gains on the sale of agent loan participations. The finance subsidiary funds its loan portfolio primarily through the sale of loan participation interests to other lenders and the sale of bonds to investors. Covenants related to the issue of bonds by the finance company restrict the payment of dividends by the finance company subsidiary.

     On February 22, 2002, the Company, through a wholly-owned subsidiary, entered into an agreement to purchase Centerville State Bank in Centerville, Kansas for approximately $1,000,000. Although the Company is scheduled to consummate the bank purchase by June 30, 2002, the regulatory approval process is onerous and approval is uncertain. If the acquisition is consummated, then it will be funded through a recently completed offering of the Company's 2002B convertible preferred stock. As such, the Company's current ratio and liquidity position are not expected to be materially impacted by this acquisition. The proposed transaction is not expected to materially impact the Company's operating profits in 2002, although the Company's assets are expected to significantly increase due to the leverage, or capital ratio, of the bank.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     Net income for the first quarter of 2002 was $769,751 or $1.02 per share, compared with net income in the first quarter of 2001 of $493,659 or $.71 per share. Total revenues for the first quarter of 2002 were $8,743,092, which is an increase of approximately 73% from total revenues of $5,054,092 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations.

     Payroll and other operating expenses also increased primarily as a result of the Company's expansion of its insurance agency operations. Payroll expenses increased to $1,458,511 in the first quarter of 2002 from $864,824 in the first quarter of 2001, which is an increase of approximately 69%. Other operating expenses increased to $767,909 in the first quarter of 2002 from $382,090 in the first quarter of 2001, which is an increase of approximately 101.0%.

     Depreciation and amortization expenses increased to $145,490 in the first quarter of 2002 from $112,083 in the first quarter of 2001, which is an increase of approximately 30%. The increase is primarily attributable to amortization expense associated with the Company's recent loan participation sales activity. As discussed in footnote number 11 to the Company's Consolidated Financial Statements for the fiscal quarter ending

March 31, 2002, goodwill and other intangible assets that have indefinite useful lives are no longer subject to amortization. Rather, such assets must be assessed for impairment by applying a fair value-based test on at least an annual basis. As of March 31, 2002, no impairment of intangible assets was indicated.

     The Company's effective tax rate on income was 34.0% in the first quarter of 2002 and 34.0% in the first quarter of 2001. The Company has recorded deferred tax assets of $317,990 and $905,757 as of March 31, 2002 and March 31, 2001 respectively. Based on the Company's recent profitability and management's projections of continued profitability in 2002, the Company expects the deferred tax asset to be fully realized.

     On March 31, 2002, the Company's largest asset category was accounts and notes receivables, which totaled $7,774,638 and was comprised of $3,506,110 in notes receivable balances and $4,268,528 in customer receivable balances. Although a loss allowance was made for the Company's long-term loss exposure related to its recourse liability on loans sold to participating lenders, no loss allowance has been made for the Company's accounts and notes receivables because these assets have a short term exposure to loss and the Company has experienced minimal credit losses. All of the Company's notes receivables are held for sale and typically sold within a short period of time. Most of the Company's accounts receivables are agent obligations that are paid at the next monthly statement settlement so accounts receivables are typically paid within 30 days.

     On March 31, 2002, customer receivables were $4,268,528, which is an increase of approximately 66% from $2,566,932 at March 31, 2001. Customer receivables increased at a slightly lower rate than the rate at which Company's revenues increased. On March 31, 2002, notes receivables were $3,506,110, which is an increase of approximately 640% from $474,084 at March 31, 2001. Notes receivables increased significantly primarily as a result of management's decision to temporarily retain more loans in its "held for sale" portfolio.

ANALYSIS BY SEGMENT

     The Company separates insurance agency operations from finance company operations when analyzing performance. In the first three months of 2002 and 2001, most of the Company's revenues and profits were generated from its insurance agency operations. However, the Company expects net interest margins and gross servicing income from its finance company operations to contribute more to profits in future quarters

INSURANCE AGENCY SEGMENT

     For performance comparisons of insurance agency operations, the Company typically analyzes operating profits and operating profit margins. Operating profits for the Company's insurance agency operations are defined as earnings before interest, taxes, depreciation and amortization. The Company typically expects operating profit margins, including insurance related facilitator profits, from insurance agency operations in excess of 10%. For the three months ending March 31, 2002, the Company's insurance agency operating profits, including insurance related facilitator profits, were $274,037 on insurance commissions and fees of $7,536,790, resulting in an operating profit margin of approximately 3.6%. During the comparable period of 2001, insurance agency operating profits, including insurance related facilitator profits, were $793,949 on insurance commissions and fees of $4,870,470, resulting in an operating profit margin of approximately 16.3%. The significant decrease of operating profit margins in the first quarter of 2002 from the first quarter of 2001 occurred primarily because insurance commission income increased at a much slower rate than commissions expense paid to agents.

     Insurance commission income in the first quarter of 2002 increased to $6,056,614 or approximately 29%, from $4,695,470 in the first quarter of 2001. Insurance commissions increased primarily as a result of the Company's recent expansion. Commissions expense paid to the Company's agents in the first quarter of 2002 increased to $5,036,333 or approximately 78%, from $2,829,607 in the first quarter of 2001. Commissions expense paid to agents increased at a faster rate than insurance commission income because the Company has increased the share of sales commissions paid to agents and because a smaller share of the Company's insurance commissions result from the sales of "targeted market" policies for which the commission rates paid to agents are generally less.

     Included in insurance commission income are profit sharing commissions, which are the Company's share of insurance company profits on policies written by the Company's agents. Profit sharing commissions were $442,542 for the three-month period ending March 31, 2002 or approximately 7.3% of insurance commission income. During the comparable period of 2001, profit sharing commissions were $221,000 or approximately 4.7% of insurance commission income.

     Insurance commission income is reduced by the estimated amount of commission refunds resulting from future policy cancellations and revenue was correspondingly reduced by $16,157 and $19,807 for the quarters ending March 31, 2002 and March 31, 2001 respectively. A corresponding liability has been accrued in the amounts of $312,999 and $253,373 as of March 31, 2002 and March 31, 2001 respectively.

     Fee income from the Company's insurance related facilitator activities, such as consulting, agency finders fees, gains on agency sales and agency seller discounts increased to $1,480,176 in the first quarter of 2002 from $0 in the first quarter of 2001. The Company provides consulting and other assistance to agency owners during the first months of agency ownership through a Buyers Assistance Plan ("BAP") program. The Company records BAP income using the percentage of completion accounting method, so $1,394,474 of BAP fees were deferred as of March 31, 2002 and a corresponding liability was recorded by the Company.

     During the first quarter of 2002, the Company extinguished debt, which was originally incurred as a result of the acquisition of Interstate Insurance Group, LTD in

June, 2000, by entering into an agreement with William Tyer for the cancellation of a $321,623 obligation. As of March 31, 2002, the Company remained obligated to Gerald Lanio for $321,623 in debt related to the Interstate Insurance Group, LTD acquisition although an agreement was entered into with Mr. Lanio subsequent to March 31, 2002, which cancelled this remaining obligation.

FINANCE COMPANY SEGMENT

     Finance company operations consist primarily of lending to insurance agents. Agent loans are typically annually adjustable rate loans made for the purpose of acquiring insurance agencies. Total interest income for the first three months of 2002 was $897,757, which is an increase of approximately 30% from total interest income of $692,820 during the comparable period of the prior year. The increase in total interest income results primarily from an increase of loan receivables to $44,624,455 on March 31, 2002 from $24,659,364 on March 31, 2001.

     The net interest margins and gross servicing income on the Company's loan portfolio for the first three months of 2002 was $218,528 compared with net interest margins and gross servicing loss of $1,568 for the first three months of 2001. The increase in net interest margins and gross servicing income is primarily the result of a larger loan portfolio and the resulting loan participation sales. When analyzing the impact that net interest margins and gross servicing income have on the Company's overall finance company operations, consideration should be given to amortization of the Company's servicing asset and subsequent adjustments to the Company's interest receivable asset referenced in the following discussion on loan participation sales.

     Revenues of $660,285 and $185,190 were recorded during the three month periods ending March 31, 2002 and March 31, 2001 to realize a gain on the sale of notes receivables from recognition of the servicing asset and interest receivable asset resulting from the sale of loan participation. Additional information about the Company's loan participation sales is provided in the "Management's Discussion and Analysis or Plan of Operation----Analysis by Segment" section.

     As part of its finance company's operations, the Company typically sells most of the insurance agent loans it originates to participating lenders. As such, gains or losses were recognized, loans were removed from the balance sheet and residual assets, representing the present value of future cash flows, were recorded. Loan participation sales have made a significant impact on the Company's financial condition and results of operations. The following discussion describes this impact on the Consolidated Statements of Income, Consolidated Balance Sheets and the credit quality of the off-balance sheet loans sold with recourse.

         In all sales of participations in insurance agent loans, the Company retains servicing responsibilities for which it typically receives annual servicing fees ranging from .25% to 1.375% of the outstanding balance. A gain is recognized immediately upon the sale of a loan participation when the annual servicing fees exceed the cost of servicing, which is estimated at .25% of the outstanding loan balance. In those instances where annual service fees received by the Company are less than the cost of servicing, a loss is immediately recorded. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions. For the three month periods ending March 31, 2002 and March 31, 2001, the net gains from loan servicing totaled $314,896 and $110,232 respectively which included gains from servicing benefits of $319,045 and $110,232 respectively and losses from servicing liabilities of $4,149 and $0 respectively.

     In addition to loan servicing fees, the Company often retains interest income when participations in insurance agent loans are sold. The Company records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans. The Company's right to interest income is not subordinate to the investor's interests and the Company shares interest income with investors on a prorata basis. Although not subordinate to investor's interests, the Company's retained interest is subject to credit and prepayment risks on the transferred financial assets. In those instances where the Company provides recourse, a loss is recorded based on a present value calculation of future cash flows of the underlying loans. For the three month periods ending March 31, 2002 and March 31, 2001, the net gains from interest benefits totaled $345,389 and $74,958 respectively which included gross gains from interest benefits of $371,574 and $126,595 respectively and losses from recourse liabilities of $26,185 and $51,637 respectively. Gains from servicing and interest benefits are typically non-cash gains as the Company receives cash equal to the amount of loans sold.

     Underlying assumptions used in the initial determination of future cash flows on the participation loans accounted for as sales include the following:




                                                Agency Loans                         Agency Loans
                                          (Adjustable Rate Stratum)              (Fixed-Rate Stratum)

Prepayment speed*                                    10%                                 10%
Weighted average life*                          100.89 months                            N/A
Expected credit losses*                             .50%                                 .50%
Discount Rate*                                      8.5%                                11.00%

*Annual rates

Gain-on-sale accounting requires management to make assumptions regarding prepayment speeds and credit losses for the participated loans. The performances of these loans are extensively monitored, and adjustments to these assumptions will be made if necessary.

     The impact from the sale of loan participations can be seen in several areas of the Company's balance sheet. The most significant has been the removal of insurance agent loans that the Company continues to service. On March 31, 2002 and March 31, 2001, the balances of those off-balance sheet managed assets totaled $41,118,345 and $24,185,280 respectively. During the three months ending March 31, 2002 and March 31, 2001, the Company sold $11,495,062 and $4,254,332, respectively, of participations in insurance agent loans.

In connection with the recognition of non-cash gains for the servicing benefits of loan participation sales, the present value of future cash flows were recorded as a servicing asset. Components of the servicing asset as of March 31, 2002 were as follows:




Estimated cash flows from loan servicing fees                                                  $1,164,933
Less:
  Servicing Expense                                                                              (320,308)
  Discount to Present Value                                                                      (280,926)
                                                                                             -------------
Carrying Value of Retained Servicing Interest in Loan Participations                           $  563,699

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows were recorded as a servicing liabilities. Components of the servicing liability as of March 31, 2002 were as follows:



Estimated cash flows from loan servicing fees                                            $    -0-
Less:
  Servicing expense                                                                        63,119
  Discount to present value                                                               (18,533)
                                                                                         --------
Carrying Value of Retained Servicing Liability in Loan Participations                    $ 44,586

In connection with the recognition of non-cash gains for the interest benefits of loan participation sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities. Components of the interest receivable asset as of March 31, 2002 were as follows:



Estimated cash flows from interest income                                                $ 981,665
Less:
  Estimated credit losses *                                                               (220,792)
  Discount to present value                                                               (206,109)
                                                                                         ---------
Carrying Value of Retained Interest in Loan Participations                               $ 554,764

* Estimated credit losses from liability on sold recourse loans with balances totaling $10,222,565 on March 31, 2002. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

The following table presents a summary of various indicators of the credit quality of off-balance sheet recourse loans for the three months ended March 31, 2002:



For the three months ended March 31, 2002:
   Net charge offs* $-0- As of March 31, 2002:
   Recourse loans sold                                                                   $10,222,565
   Estimated credit losses provided for                                                  $   220,792
   Estimated credit losses to recourse loans sold at period end                                 2.15%
Estimated Credit Loss Rates:
   Annual basis                                                                                  .50%
   Percentage of original balance                                                               1.90%
Delinquency rates:
   30 to 89 days*                                                                                 0%
   90 days or more*                                                                               0%

-------------------------------
*Although no amounts of recourse loans were charged off for the period ending March 31, 2002 and no loans were delinquent 30 days or more as of March 31, 2002, it is likely that loan delinquencies and loan charge offs will occur during the life of the sold recourse loans.

LIQUIDITY AND CAPITAL RESOURCES

     The balances of the Company's cash and cash equivalents were $5,546,289 and $2,136,070 at March 31, 2002 and March 31, 2001 respectively. The Company's current ratios (current assets to current liabilities) were 2.09 and 1.01 at March 31, 2002 and March 31, 2001 respectively. The Company has improved its current ratio and increased its cash balances to take advantage of business opportunities such as increasing agency inventory, negotiating seller discounts and attracting suppliers. Correspondingly, the Company's current ratio and cash balances will be adversely affected if agency inventory increases or seller loan balances are prepaid.

     For the three-month period ending March 31, 2002, net cash of $613,245 was used in operating activities. Cash of $605,433 was used to fund an increase in notes receivables that are held in inventory for sale and cash of $206,648 was used to fund a decrease in other liabilities. Although the Company's business includes the buying and selling of insurance agencies held in inventory, a $93,942 gain on the sale of inventory was excluded as an operating source of cash because changes in inventory have been classified as an investing activity. For the three-month period ending March 31, 2002, net cash of $2,394,661 was provided by investing activities. A large net cash inflow of $2,523,912 resulted from insurance agency inventory transactions. Cash proceeds of $4,855,731 from sales of agency inventory exceeded cash payments of $2,331,819 for purchases of agency inventory primarily because cash payments for part of the agency purchase prices were deferred. For the three-month period ending March 31, 2002, net cash of $1,022,996 was used in financing activities, with the most significant portion of the cash used for payments on long-term seller debt. The Company's cash balances increased by $758,420 from December 31, 2001 to March 31, 2002.

     For the three-month period ending March 31, 2001, net cash of $681,279 was provided by operating activities. The largest use of operating cash was $355,448, which was used to fund an increase in notes receivables. For the three-month period ending March 31, 2001, net cash of $17,318 was used in investing activities and net cash of

$211,404 was used in financing activities. The Company's cash balances increased by $452,557 from December 31, 2000 to March 31, 2001.

     If necessary, the Company believes it can increase cash flow within a relatively short period of time by liquidating its notes receivable inventory or by liquidating its insurance agency inventory.

     The Company's "Other Assets" account balance totaled $1,573,892 and $1,835,926 on March 31, 2002 and March 31, 2001 respectively. Included in Other Assets are intangible accounts such as goodwill, excess of cost over fair value of net asset, deferred tax assets and servicing assets. If the Company's total assets are adjusted to exclude Other Assets, then the Company's adjusted total assets exceeded its total liabilities by $1,151,811 on March 31, 2002, and the Company's total liabilities exceeded adjusted total assets by $2,609,577 on March 31, 2001. Future Company acquisitions will likely increase the Other Assets account balances and could result in total liabilities exceeding adjusted total assets in future periods. The Company's "Investment in Agencies" account balances of $1,094,446 and $0 represent the cost, or market value if lower, of insurance agencies held in inventory for resale to franchise agents on March 31, 2002 and March 31, 2001, respectively. Although intangible, the Company believes that agency inventory assets differ from other intangible assets, such as goodwill, because agency inventory is held for a relatively short period of time and has a recently demonstrated value.

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

RELATED PARTY LOANS

     The Company's related party loans and other information are summarized in footnote number 13 to the Company's Consolidated Financial Statements for the fiscal quarter ended March 31, 2002.

CRITICAL ACCOUNTING POLICIES

     The Company established accounting policies are summarized in footnote number 1 to the Company's Consolidated Financial Statements for the fiscal quarter ended March 31, 2002. As part of its oversight responsibilities, management continually evaluates the propriety of its accounting methods as new events occur. Management believes that its policies are applied in a manner which is intended to provide the user of the company's financial statements a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles.

     When recognizing insurance commission revenues, management makes assumptions regarding future policy cancellations which may result in commission refunds and sets up a corresponding reserve. When recognizing consulting and other revenues associated with the assistance provided to agent buyers, management makes assumptions regarding when service is performed and the amount of assistance provided. When recognizing the gain on sale revenues associated with the sale of loan participations, management makes key economic assumptions regarding loan prepayment speeds, credit losses and discount rates as required by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

     Although the Company has not made any recent acquisitions, the Company applies the purchase method of accounting to its acquisitions. Under this method, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill. Such fair market value assessments require judgments and estimates. Pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets", amounts recorded as goodwill will be subject to annual evaluation of impairment which can result in declines in the carrying value of assets recorded as goodwill.

With respect to the previously described critical accounting policies, management believes that the application of judgments and assumptions is consistently applied and produces financial information which fairly depicts the results of operations for all years presented.

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Footnote numbers 11 and 18 to the Company's Consolidated Financial Statements for the fiscal quarter ended March 31, 2002 provide additional information on the effect to the Company of the following recently issued accounting pronouncements: SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS 143, "Accounting for Asset Retirement Obligations" and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 27, 2001, the Company commenced the offering of 100,000 shares of its 2002 Convertible Preferred Stock, par value $25.00 per share (the "2002 Convertible Preferred Stock"). For the first quarter period ending March 31, 2002, the Company sold 25,650 shares of 2002 Convertible Preferred Stock for an aggregate purchase price of $1,072,475. The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147. The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the

State of Kansas. The Company's offering of 2002 Convertible Preferred Stock was terminated on February 14, 2002.

     Prior to April 1, 2002, the holders of 2002 Convertible Preferred Stock had the right, at their option, to convert all or part of their 2002 Convertible Preferred Stock to common stock of the Company ("Common Stock"). In the event that a holder of 2002 Convertible Preferred Stock elected to convert its shares to Common Stock, one share of 2002 Convertible Preferred Stock would be exchanged for one share of Common Stock. The conversion of shares would occur immediately upon written notice to the Company. At any time after April 1, 2002, the Company has the option to redeem its 2002 Convertible Preferred Stock by paying $27.50 for each share held. As of March 31, 2002 51,593 shares of 2002 Convertible Preferred Stock had been converted to Common Stock.

     On January 31, 2002, the Company commenced the offering of 10,000 shares of its 2002A Convertible Preferred Stock, par value $25.00 per share (the "2002A Convertible Preferred Stock"). For the first quarter period ending March 31, 2002, the Company sold 10,000 shares of 2002A Convertible Preferred Stock for an aggregate purchase price of $250,000. The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147. The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas. The Company's offering of 2002A Convertible Preferred Stock was terminated on February 15, 2002.

     On or prior to April 1, 2002, the holders of 2002A Convertible Preferred Stock had the right, at their option, to convert all or part of their 2002A Convertible Preferred Stock to Common Stock. In the event that a holder of 2002A Convertible Preferred Stock elected to convert its shares to Common Stock, one share of 2002A Convertible Preferred Stock would be exchanged for one share of Common Stock. The conversion of shares would occur immediately upon written notice to the Company. At any time after April 1, 2002, the Company has the option to redeem its 2002A Convertible Preferred Stock by paying $27.50 for each share held. As of March 31, 2002, 9,300 shares of 2002A Convertible Preferred Stock had been converted to Common Stock.

     On March 4, 2002, the Company commenced the offering of 31,250 shares of its 2002B Convertible Preferred Stock, par value $32.00 per share (the "2002B Convertible Preferred Stock"). For the first quarter period ending March 31, 2002, the Company sold 13,663 shares of 2002B Convertible Preferred Stock for an aggregate purchase price of $437,216. The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147. The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of

Kansas. The Company's offering of 2002B Convertible Preferred Stock was terminated on April 30, 2002.

     On or prior to May 15, 2002, the holders of 2002B Convertible Preferred Stock have the right, at their option, to convert all or part of their 2002B Convertible Preferred Stock to Common Stock. In the event that a holder of 2002B Convertible Preferred Stock elected to convert its shares to Common Stock, one share of 2002B Convertible Preferred Stock would be exchanged for one share of Common Stock. The conversion of shares would occur immediately upon written notice to the Company. At any time after May 15, 2002, the Company has the option to redeem its 2002B Convertible Preferred Stock by paying $35.20 for each share held. As of March 31, 2002, no shares of 2002B Convertible Preferred Stock had been converted to Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS. The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-B:






     EXHIBIT NO.        DESCRIPTION
     2.0                Stock Purchase Agreement dated February 22, 2002, by
                        and between Brooke Bancshares and 1st Financial
                        Bancshares, Inc.(2)

     10.1 Waiver and Release dated March 28, 2002, by and between the Company and William Tyer(1)

     10.2 Waiver and Release dated April 18, 2002, by and between the Company and Gerald Lanio(1)

     23.1               Consent of Accountants1


-------------------------------
(1)  Filed herewith.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.


(B) REPORTS ON FORM 8-K: During the first quarter of 2002 no reports on Form 8-K were filed.

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 16, 2002                BROOKE CORPORATION


                                  By: /S/ ROBERT D. ORR
                                     ----------------------------------------
                                     Robert D. Orr, Chief Executive Officer


                                  By: /S/ LELAND G. ORR
                                     ----------------------------------------
                                     Leland G. Orr, Chief Financial Officer

                                  EXHIBIT LIST





EXHIBIT NO.      DESCRIPTION

2.0 Stock Purchase Agreement dated February 22, 2002, by and between Brooke Bancshares and 1st Financial Bancshares, Inc.(2)

10.1 Waiver and Release dated March 28, 2002, by and between the Company and William Tyer(1)

10.2 Waiver and Release dated April 18, 2002, by and between the Company and Gerald Lanio(1)

23.1             Consent of Accountants(1)

--------------------
(1)  Filed herewith.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.