Form 10KSB/A
period 2001-12-31
BROOKE CORP
filed 2002-07-19
CIK 834408

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 2

(Mark One)

/X/   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934
      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________TO ____________

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

      Documents incorporated by reference: None

      Transitional Small Business Disclosure Format (Check One): Yes / /  No /X/

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                             NO.

FORWARD LOOKING STATEMENTS                                                                     1

PART I
         ITEM 1    DESCRIPTION OF BUSINESS                                                     1
         ITEM 2    DESCRIPTION OF PROPERTY                                                    19
         ITEM 3    LEGAL PROCEEDINGS                                                          20
         ITEM 4    SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS                        21

PART II
         ITEM 5    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                   21
         ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION                  22
         ITEM 7    FINANCIAL STATEMENTS                                                       32
         ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE                                                   32
PART III
         ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                   COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                          32
         ITEM 10   EXECUTIVE COMPENSATION                                                     36
         ITEM 11   SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS
                   VOTING SECURITIES AND PRINCIPAL HOLDERS                                    37
         ITEM 12   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                             38
         ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K                                           43

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


      In the first quarter of 2002, the Company anticipates that it will tailor its franchise disclosures to accommodate agent specialization, using the Master Agent concept, in financial services other than insurance. On February 22, 2002 the Company, through its wholly-owned subsidiary, Brooke Bancshares, Inc. ("Brooke Bancshares") entered into an agreement to purchase Centerville State Bank in Centerville, Kansas. Under the agreement Brooke Bancshares agreed to purchase all 5,000 shares of the outstanding common stock of the Seller, par value $10 per share, in exchange for the payment of the "Formula Price" for the shares. The "Formula Price" for the shares is based on a formula set forth in the stock purchase agreement that in no event will exceed $1,032,000. The parties, however, were unable to obtain regulatory approval for purchase of the Centerville State Bank within the time frame provided in the agreement, and the sellers elected not to extend the contract. Accordingly, there is no agreement to purchase the Centerville State Bank or any other bank at this time.


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


      Using the "Collateral Preservation" tools that made the Company's finance company subsidiary a leader in the area of insurance agency lending, the Company's finance company subsidiary also intends to make loans to other financial services professionals so they can also afford the benefits of ownership. To accommodate the unusual collateral characteristics of franchise agent loans, the finance company retains the Company, as Master Agent, to: (1) maintain trust accounts for customer receipts; (2) centrally store collateral (customer files); (3) control supplier relationships; (4) account for and disburse revenues; and, (5) to generally cooperate in preservation and, if necessary liquidation, of collateral. The Company's business includes the buying and selling of insurance agencies held in inventory. As a result of its collateral liquidation activities, insurance agencies may be purchased by the Company into inventory, and sold by the Company from inventory, more than once. The Company typically purchases from borrowers all such agencies because its experience in negotiating and consummating agreements for the purchase of intangible insurance agency assets makes agency value estimates more reliable and generally expedites collateral liquidation. The lender typically reimburses the Company for any expenses or losses associated with collateral liquidation. As described in the following paragraphs, although the Company may generate revenues from providing certain consulting services or business brokerage services in conjunction with its collateral liquidation activities, it does not expect to generate future revenues from selling such agencies from its inventory at a profit.


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


      The Company also maintains a processing center and three additional regional offices. The processing center is located in Phillipsburg, Kansas, and consists of 6,000 square feet of office space. With respect to the processing center, the Company has a year-to-year lease that is renewable at its option that provides for lease payments of $2,500 per month, subject to annual adjustments. The Company recently announced its plans to move its processing center to a larger more modern facility in Phillipsburg, Kansas. The Company anticipates the move to occur in the second or third quarter of 2002, but in any event to occur no later than December 31, 2002, the expected completion date of the new facility. The new processing center will consist of approximately 22,000 square feet. Total project costs for the acquisition and renovation are estimated between $850,000 and $900,000. Most of the project will be funded with an $825,000 industrial revenue bond issue which the Company is required to repay. The purchase price of the property acquired to house the Phillipsburg processing center was $250,000. The Company expects to spend an additional approximate amount of $650,000 in renovation.


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


      RESULTS OF OPERATIONS. The Company's consolidated results of operations have been significantly impacted by the Company's expansion in 1999 and 2000. The Company's results have also been impacted by impairment losses of $162,877 in 2001 and $300,000 in 2000, which were associated with the acquisition of Interstate Insurance Group, LTD, because cash flow projections indicated that the intangible asset was not recoverable. The Company incurred a net profit of $695,408 or $.91 per share in 2001, compared to a net loss in 2000 of $487,298 or $.71 per share and a net loss in 1999 of $78,108 or $0.12 per share.



      Total Company operating revenues increased to $24,150,485 in 2001 from $13,873,529 in 2000 and $9,142,397 in 1999. This represents an increase in total operating revenues of approximately 74.1% in 2001, approximately 51.7% in 2000 and approximately 16.7% in 1999. The increase in 2001 operating revenues is primarily attributable to an increase in insurance commissions. However, fees from consulting and other facilitator activities also increased significantly.


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


      Other operating expenses increased $532,322 in 2001, increased $485,461 in 2000 and decreased $103,202 in 1999. As such, operating expenses increased approximately 36.5% in 2001, increased approximately 49.9% in 2000 and decreased approximately 9.6% in 1999. The increase in other operating expenses during 2000 and 2001 is primarily the result of opening additional regional offices and other expansion related expenses. Other operating expenses as a percentage of total operating revenue were approximately 8.2% in 2001, approximately 10.5% in 2000 and approximately 10.6% in 1999.



      Interest expense decreased $31,170 or approximately 15.5% in 2001, decreased $119,845 or approximately 37.4% in 2000 and decreased $24,302 or approximately 7.1% in

1999. This interest expense comparison excludes participating interest expense paid by the Company's finance company because it is recorded as a reduction from interest income. This interest expense comparison also excludes bond interest expense paid by the Company's finance company subsidiary and an increase in bond payables is one of the primary reasons that the Company's interest expense has been decreasing.



      Amortization expense increased $86,654 or approximately 77.5% in 2001, increased $7,903 or 6.6% in 2000 and decreased $22,330 or approximately 15.7% in 1999. Amortization expense increased in 2001 primarily as a result of the Company's reclassification of its investment in Brooke Life and Health, Inc. and amortization of the Company's servicing asset.


      Depreciation expense decreased $44,442 or approximately 15.6%, increased $25,591 or approximately 9.8% in 2000 and increased $31,974 or approximately 14.0% in 1999.


      During the fourth quarter of 2001, the Company incurred a net loss of $39,275 which is at least partially attributable to a dispute settlement expense in the approximate amount of $85,000. Contributing to the fourth quarter loss was a $177,287 reduction in insurance commission income and a $120,565 increase in insurance commissions expense from the prior quarter. Fourth quarter earnings were also adversely impacted by a $168,337 increase in payroll expense from the third quarter with a less than expected corresponding increase in facilitator income.



      The Company's accounts and notes receivables totaled $7,810,688 at December 31, 2001 and was comprised of $3,021,174 in notes receivable balances, $461,974 in accrued interest on notes receivables and $4,327,544 in customer receivable balances. Although a loss allowance of $169,422 was made at December 31, 2001 for the Company's long-term loss exposure related to its recourse liability on $10,123,323 in loans, no loss allowance has been made for the Company's accounts and notes receivables because these assets have a short term exposure to loss. All of the Company's notes receivables are held for sale and typically sold in a short period of time. Most of the Company's accounts receivables are agent obligations that are paid at the next monthly statement settlement so accounts receivables are typically paid within 30 days.



      INCOME TAXES. The Company's effective tax rate on income was 34.0% in 2001, 34.0% in 2000 and 34.0% in 1999. The Company has recorded a deferred tax asset of $495,825 as of December 31, 2001. Based on the Company's profitability in 2001 and management's projections of continued profitability in 2002, the Company expects the deferred tax asset to be fully realized.


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


      The Company's business includes the buying and selling of insurance agencies held in inventory. A total of eight agencies were purchased by the Company twice during the last three years with the purchase prices totaling $3,946,484 when first purchased into inventory and $3,643,887 when purchased into inventory the second time. These twice-purchased agencies are typically sold to unaffiliated third parties soon after the Company's purchase. Of these twice-purchased agencies, three agencies were purchased because the lender requested assistance in liquidating collateral by finding new agency buyers. These agencies totaled $2,118,000 (first purchase price) and $1,919,688 (second purchase price). The remaining five agencies were purchased twice because the owners wanted to sell and the Company wanted to control the ownership transfer as permitted by its contractual right of first refusal. Buyers assistance plans were not provided by the Company's consulting subsidiary on any of the twice-purchased agencies when first sold from inventory because all such sales were made prior to buyers assistance plans becoming available. Additionally, buyers assistance plans are not typically provided to buyers of agencies that have already transitioned into the Company's master agent program, so buyers assistance plans were also not provided when sold from inventory the second time. As such revenues from buyers assistance plan fees associated with these agencies have not been affected as a result of being twice purchased into inventory.


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


      For performance comparisons of insurance agency operations, the Company typically analyzes operating profits and operating profit margins. Operating profits for the Company's insurance agency operations are defined by management as insurance related earnings before interest, taxes, depreciation and amortization. Operating profit margins are defined as insurance related operating profits as a percentage of insurance related revenues. The Company typically expects operating profit margins, including profits from its facilitator services, from insurance agency operations in excess of 10%. The Company's insurance related operating profits were $1,081,560 in 2001, ($236,813) in 2000 and $463,039 in 1999 resulting in operating profit margins of approximately 4.5%, (1.7%) and 5.1% respectively. The operating losses in 2000 were partially attributable to an expense of $300,000 associated with the write off of the Company's investment in Interstate Insurance Group. Excluding the Interstate write off, operating profits margins increased in 2001 primarily as a result of the Company's expansion of insurance agency operations, especially its facilitator services.


      In 2001, the Company's changed its revenue recognition policy to reduce insurance commission income by the estimated amount of commission refunds resulting from future policy cancellations. A corresponding liability has been accrued in the amounts of $296,842 and $233,566 as of December 31, 2001 and 2000, respectively.

      On December 31, 2001, receivables related to insurance operations increased by $1,996,192 or approximately 85.6% compared to an increase in total insurance commissions of approximately 52.0% from December 31, 2000. Insurance receivables increased at a faster rate than revenues partially as a result of an increase in agent billed policy activity and an increase in the level of insurance commission advances made to agents. Contrary to policies billed directly by insurance companies, a receivable for the entire policy premium is recorded for agent-billed policies.


      FINANCE COMPANY SEGMENT. Finance company operations consist primarily of lending to insurance agents. Agent loans are typically annually adjustable rate loans made for the purpose of acquiring insurance agencies. Net interest income and gross servicing income was $74,594 in 2001, $104,949 in 2000 and $118,905 in 1999, resulting in annual decreases of approximately 29% and 12% in 2001 and 2000, respectively, and an increase of 78% in 1999. The decreases of net interest income and gross servicing income in 2001 and 2000 primarily result from offsetting bond interest expense against all such income and bond interest expense has been increasing because bond payable balances have been increasing.

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

      Underlying assumptions used in the initial determination of future cash flows on the participation loans accounted for as sales include the following:

                                                  2001
                                        Agency Loans (Adjustable)            Agency Loans (Fixed-Rate)
Prepayment speed*                                  10%                                  10%
Weighted average life*                        100.68 months                             N/A
Expected credit losses*                           5.0%                                  5.0%
Discount Rate*                                    8.5%                                 11.00%

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

      In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows were recorded as a servicing liabilities. Components of the servicing liability as of December 31, 2001 were as follows:

Estimated cash flows from loan servicing fees                          $     0
Less:
  Servicing expense                                                     58,917
  Discount to present value                                            (16,657)
                                                                       --------
Carrying Value of Retained Servicing Liability in Loan Participations  $42,260

      In connection with the recognition of non-cash gains for the interest benefits of loan participation sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities. Components of the interest receivable asset as of December 31, 2001 were as follows:

Estimated cash flows from interest income                           $436,375
Less:
  Estimated credit losses *                                         (205,878)
  Discount to present value                                          (46,085)
                                                                    ---------
Carrying Value of Retained Interest in Loan Participations          $184,412

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

      The following table presents a summary of various indicators of the credit quality of off-balance sheet recourse loans for the year ended December 31, 2001:

For the year ended December 31, 2001:
   Net charge offs*                                                         $0
As of December 31, 2001:
   Recourse loans sold                                             $10,123,323
   Estimated credit losses provided for                               $169,422
   Estimated credit losses to recourse loans sold at period end          1.67%
Estimated Credit Loss Rates:
   Annual basis                                                          5.00%
   Percentage of original balance                                        1.54%
Delinquency rates:
   30 to 89 days*                                                         0.0%
   90 days or more*                                                       0.0%

* Although no amounts of recourse loans were charged off for the period ending December 31, 2001 and no loans were delinquent 30 days or more as of December 31, 2001, it is likely that loan delinquencies and loan charge offs will occur during the life of the sold recourse loans.


      LIQUIDITY AND CAPITAL RESOURCES. The balances of the Company's cash and cash equivalents were $4,787,869, $1,683,513 and $1,902,545 at December 31,
2001, 2000 and 1999 respectively. The Company's current ratios (current assets to current liabilities) were 1.65, 1.05 and 2.04 at December 31, 2001, 2000 and 1999 respectively. The increase of the Company's cash and current ratio from 2000 to 2001 is primarily due to an increase in long term debt, particularly bond payables and seller financing. The Company has improved its current ratio and increased its cash balances to take advantage of business opportunities such as increasing agency inventory, negotiating seller discounts and attracting suppliers. Correspondingly, the Company's current ratio and cash balances will be adversely affected if agency inventory increases or seller loan balances are prepaid.



      The Company's cash and cash equivalents increased a total of $3,104,356 from December 31, 2000 to December 31, 2001. During 2001, net cash of $3,597,808 was used in operating activities. Cash of $6,088,208 was used to fund an increase in total operating assets that exceeded a $1,930,036 source of cash resulting from an increase in total operating liabilities during the same period. The increase in operating assets exceeded the increase in operating liabilities largely as a result of a $2,962,270 increase in the Company's loan portfolio, a $266,332 increase in associated loan interest receivables and a $1,996,192 increase in customer receivables. Although the Company's business includes the buying and selling of insurance agencies held in inventory, a $676,503 gain on the sale of inventory was excluded as an operating source of cash because changes in inventory have been classified as an investing activity. If necessary, the Company believes it can increase cash flow from operating activities within a relatively short period of time by liquidating its loan portfolio. During 2001, net cash of $3,273,488 was provided by investing activities. The Company used cash for the purpose of acquiring $232,790 in property and equipment. The Company also acquires insurance agencies for resale to agents and an additional $3,506,278 of cash was provided from these activities as $6,546,571 in cash was provided from reduction of agency inventory with $3,040,293 in cash used to fund increases in agency inventory. If necessary, the Company believes it can increase cash flow from investing activities within a relatively short period of time by liquidating its agency inventory. During 2001, net cash of $3,428,676 was provided from financing activities with most of the cash provided by net bond issuances of $3,800,000.



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


      The Company's other assets totaled $1,509,996 on December 31, 2001. Included in this total of other assets are intangible accounts such as goodwill, excess of cost over fair value of net asset, deferred tax assets and servicing assets. If the Company's other assets are excluded from the Company's total assets, then the Company's total liabilities exceeded its total assets by $233,580 on December 31, 2001. Subsequent to December 31, 2001, the Company issued an additional $1,229,671 of its preferred stock. As such, if the Company's other assets are excluded from the Company's total assets, but the subsequently issued preferred stock is included with the Company's total assets, then the Company's assets would exceed liabilities by $996,091.


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

                           SUMMARY COMPENSATION TABLE


           Name and Principal Position       Fiscal Year                 Annual Compensation
                                                            Salary ($)      Bonus ($)        Other ($)
          ----------------------------         ------      -------------- --------------    -----------
Robert D. Orr (1)                               2001        $  -0-           $  -0-            $  -0-
Chief Executive Officer                         2000           -0-              -0-            $ 1,075
                                                1999           -0-              -0-               -0-

Michael Hess (1)                                2001        $ 80,000            -0-
President                                       2000        $ 80,000            -0-            $  842
                                                1999        $ 82,333         $ 38,664             -0-

Leland G. Orr (1)                               2001        $ 80,000            -0-               -0-
Chief Financial Officer, Treasurer              2000        $ 80,000            -0-            $ 1,085
                                                1999        $ 82,333         $ 30,000             -0-

Shawn Lowry (2)                                 2001        $ 90,000            -0-               -0-
Vice President                                  2000        $ 88,750         $ 18,609             -0-
                                                1999        $ 61,000         $ 31,399          $ 3,258

Michael Lowry (2, 3)                            2001        $ 36,000         $ 69,531             -0-
Vice President                                  2000        $ 36,000         $ 17,694             -0-
                                                1999        $ 37,500         $ 10,866             -0-

--------------------------

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

ITEM 11 SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS VOTING SECURITIES AND PRINCIPAL HOLDERS.

      VOTING SECURITIES.

               NAME AND                                         NUMBER OF          PERCENTAGE
           ADDRESS OF OWNER              TITLE OF CLASS        SHARES OWNED        OF CLASS1
Robert D. Orr(2)                          Common Stock            14,450              2.09%
Route #2, Box 53
Smith Center, Kansas  66967
Anita Larson(2)                           Common Stock            12,000              1.73%
627 Louisiana Street
Lawrence, Kansas 66044
Leland G. Orr(2)                          Common Stock             3,400              0.49%
501 Berglund Drive
Phillipsburg, Kansas 67661
Michael Hess(2)                           Common Stock             2,200              0.32%
516 South Grant
Smith Center, Kansas 66967            2002 Preferred Stock          80                .001%
Shawn Lowry(5)                            Common Stock            15,000              2.17%
1205 N. 2nd St. E.
Louisburg, Kansas  66053
Michael Lowry(5)                          Common Stock             9,000              1.30%
11751 W. 118th Terr.
Overland Park, Kansas  66210
Kyle Garst(2, 6)                          Common Stock             7,700              1.11%
12726 Flint Lane
Overland Park, Kansas  66213
All Executive Officers and Directors      Common Stock            63,750              9.20%
As a Group(4) (7 persons)
Brooke Holdings, Inc. (3)                 Common Stock           511,701             73.84%
205 F Street
Phillipsburg, Kansas 67661

----------------------------
(1) Percentage based on 692,968 shares of common stock outstanding as of February 28, 2002.
(2) The person or entity specified above has sole voting power and sole investment power of their respective shares of the Company's common stock.
(3) As of February 28, 2002, Brooke Holdings, Inc., owned 511,701 shares of the Company's common stock, which represents 73.84% of the 692,968 shares of common stock outstanding. Robert D. Orr, Leland G. Orr and Michael Hess beneficially own 52.06%, 15.35% and 8.18%, respectively, of the shares of common stock of Brooke Holdings, Inc.
(4) Derrol Hubbard and John Allen do not own any shares of common stock as of February 28, 2002.
(5) On May 31, 2001, Shawn Lowry transferred his 15,000 shares to First Financial Group, L.C., a limited liability company where he serves as co-manager with Michael Lowry. On May 31, 2001 Michael Lowry transferred his 9,000 shares to First Financial Group, L.C. Shawn Lowry and Michael Lowry have equal voting power in First Financial.
(6) Kyle Garst is in the process of transferring his 7,700 shares to American Financial Group, L.L.C., a limited liability company in which Mr. Garst is sole manager and sole member.

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


      Until May 31, 2001, the Company shared office facilities with GI Agency, Inc. at its Grand Island, Nebraska office location. Brooke Investments, Inc., a wholly-owned subsidiary of the Company, leased the Grand Island property from an unaffiliated lessor. The Company reimbursed Brooke Investments, Inc. for payments made in connection with the lease and GI Agency, Inc. reimbursed the Company for its use of the facilities up through May 31, 2001. From January 1, 2001 through December 31, 2001, GI Agency, Inc. reimbursed the Company for 100% of the personnel expense for the Grand Island location which was $148,484 and $3,125 for office facilities expenses. Although expenses are allocated between the Company and GI Agency, Inc., the expense allocation has not been independently evaluated to determine fairness. Expenses were allocated between GI Agency, Inc. and the Company based on the Company's estimates. The Company equally shared the office rent expense.


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


      Robert Orr, Leland Orr, Michael Hess, and Shawn Lowry have each guaranteed the promissory note of Austin Agency, Inc., of Brownsville, Texas, to Brooke Credit Corporation. The four guarantors have taken assignment in stock of Austin Agency, Inc. as consideration for their guarantees. The loan to Austin Agency, Inc. was executed on May 15, 2000 for $1,200,000 and is scheduled to mature on August 1, 2010. As of December 31, 2001, the principal balance of the loan was $1,125,507.

      Shawn Lowry and Michael Lowry are co-managers of First Financial Insurance Group, L.C., a Kansas limited liability company. The business purpose of First Financial Group, L.C. includes investing in agencies and guaranteeing loans made by Brooke Credit Corporation to franchise agents who have bought agencies from the Company. On June 1, 2001, First Financial Group, L.C., guaranteed 65% of the Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas. In consideration for this guaranty, First Financial Group, L.C. received a 15% profit interest in Palmer, L.L.C. The loan was executed on June 1, 2001 for $799, 518 and is scheduled to mature on September 1, 2011. As of December 31, 2001, the principal balance of the loan was $789,331. On September 28, 2001, First Financial guaranteed 25% of the outstanding principal balance of two Brooke Credit Corporation loans to R&F, L.L.C. of Kansas City, Missouri. Both loans were executed on September 28, 2001 in the amount of $102,918.60 and $545,791.03, respectively, and both mature on December 1, 2013. As of December 31, 2001, the balance on these loans was $102,918.60 and $545,791.03, respectively. In consideration for these guarantees, First Financial Group received 5% profits interest in R&F, L.L.C. On October 15, 2001, First Financial guaranteed 50% of the outstanding principle balance of The Wallace Agency, L.L.C. of Wanette, Oklahoma. This loan was executed on October 15, 2001 in the amount of

$440,656.58 and is to mature on January 1, 2014. As of December 31, 2001, the balance on this loan was $440,656.58. In consideration of this guarantee, First Financial Group receives 7.5% profits interest in The Wallace Agency.

      On February 7, 2001, Mr. Lowry borrowed $28,000 from Brooke Credit Corporation bearing interest at a rate adjusted annually and equal to 3.5% per annum over the New York prime rate, which as of the last date of determination was 12%. This loan was scheduled to mature on February 15, 2006 but was paid off by Mr. Lowry on March 28, 2002. On September 17, 2001, Mr. Lowry borrowed $12,000 from Brooke Credit Corporation bearing interest at 10% with a scheduled maturity date of December 31, 2001. On October 1, 2001, Mr. Lowry borrowed $2,500 from BCC bearing interest at 10% with a maturity date of December 31, 2001. On October 31, 2001, Mr. Lowry borrowed $79,283 from BCC bearing interest at 3.5% per annum over the New York prime rate with a maturity date of November 1, 2011. The purpose of the loans was to allow Mr. Lowry to purchase stock of the Company and finance the operations of First Financial Group, L.C. Mr. Lowry paid off these loans on March 28, 2002.

      Michael Lowry has one loan outstanding from Brooke Credit Corporation. On October 31, 2001, Mr. Lowry borrowed $48,597 from Brooke Credit Corporation bearing interest at 3.5% per annum over the New York prime rate with a scheduled maturity date of October 31, 2011. The purpose of the loan was to allow Mr. Lowry to refinance his loan to purchase stock of the Company. This loan has been sold to an unaffiliated lender.


      Kyle Garst is the sole manager and sole member of American Financial Group, L.C., a Kansas limited liability company. The business purpose of American Financial Group, includes investing in agencies and guaranteeing loans made by Brooke Credit Corporation to franchise agents who have bought agencies from the Company. On October 15, 2001, American Financial Group guaranteed 50% of the outstanding principle balance of The Wallace Agency, L.L.C. of Wanette, Oklahoma. This loan was executed on October 15, 2001 in the amount of $440,656.58 and is to mature on January 1, 2014. In consideration of this guarantee, American Financial Group receives 7.5% profit interest in The Wallace Agency. As of December 31, 2001, the balance on this loan was $440,656.58.


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

ITEM 13     EXHIBITS AND REPORTS ON FORM 8-K.

(A)  INDEX TO EXHIBITS

EXHIBIT    DESCRIPTION
NO.
2.00       Stock Purchase Agreement dated February 22, 2002, between Brooke
           Bancshares and 1st Financial Bancshares, Inc., relating to the purchase by Brooke Bancshares of Centerville State Bank(4)
2.01       Purchase and Sale Agreement dated October 17, 2001 between Brooke
           Corporation and Fleming Companies, Inc.(4)
3.01       Amendment and Restatement to the Articles of Incorporation of the
           Company, filed with the Secretary of State for the State of Kansas on
           March 16, 2001(5)
3.02       By-laws of Brooke Financial Services, Inc.(1)
3.03       Minutes of special meeting of stockholders of Brooke Financial
           Services, Inc., dated May 10, 1986, amending the by-laws(1)
3.04       Minutes of special meeting of stockholders of Brooke Financial
           Services, Inc., dated January 31, 1987, amending the by-laws(1)
3.05       Minutes of special meeting of stockholders of the Company, dated
           January 26, 1991, amending the by-laws(1)
3.06       Certificate of Amendment to the By-laws of the Company, dated July 3,
           2000(1)
4.01       Indenture dated as of July 31, 1997 (the "Indenture"), by and between
           Brooke Credit Corporation and The First National Bank and Trust
           Company, relating to the issuance of the Brooke Credit Corporation,
           Series 1997A, Series 1997B and Series 1997C Bonds(1)
4.02       Addendum to the Indenture dated as of November 13, 1997, relating to the issuance of the Brooke Credit Corporation, Series 1997D Bonds(1)
4.03       Addendum to the Indenture dated as of August 28, 1998, relating to the issuance of the Brooke Credit Corporation, Series 1997E Bonds(1)
4.04       Guaranty dated as of December 18, 1997, executed by Brooke
           Corporation guaranteeing payment of principal and interest on the
           Brooke Credit Corporation, Series 1997A, Series 1997B, Series 1997C
           and Series 1997D Bonds(1)
10.01      Representative Agency Agreement between the Company and Safeco
           Insurance Company(1)
10.02      Representative Agency Agreement between the Company and Allied
           Group(1)
10.03      Representative Agency Agreement between the Company and EMC Insurance
           Companies(1)
10.04      Representative Agency Agreement between the Company and Columbia
           Insurance Group(1)
10.05      Representative Agency Agreement between the Company and Allstate
           Insurance Company(1)



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



           G. Orr, and Mike Hess guaranteeing payment of amounts due Brooke
           Credit Corporation by G.I. Agency, Inc.(2)
10.27      Personal Guaranty dated as of December 7, 2000 of Robert D. Orr,
           Leland G. Orr, and Mike Hess guaranteeing payment of amounts due
           Brooke Credit Corporation by G.I. Agency, Inc.(2)
10.28      Personal Guaranty dated as of November 30, 2000 of Robert D. Orr,
           Leland G. Orr, and Mike Hess guaranteeing payments of amounts due
           Brooke Credit Corporation by G.I. Agency, Inc.(2)
10.29 Personal Guaranty dated as of May 15, 2000 of Shawn Lowry guaranteeing payment of amounts due Brooke Credit Corporation by Austin Agency(3)
10.30      Bill of Sale from Kyle Railroad Company to Brooke Corporation dated
           November 2001(4)
23.01      Consent of Auditors(6)

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

     As discussed in Note 17 and 18 to the financial statements, certain errors previously reported were discovered by management during the current year. Accordingly, the cash flow statements have been restated to correct the errors.

Summers, Spencer & Cavanaugh, CPAs, Chartered
March 1, 2002
(except for Note 17 and 18 as to
which the date is July 15, 2002)

                               BROOKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                           2001              2000
                                                      ------------       ------------
CURRENT ASSETS
    Cash                                              $  4,787,869       $  1,683,513
    Accounts and notes receivable, net                   7,810,688          2,704,817
    Note receivable, parent company                        437,668            318,745
    Other receivables                                      879,092            196,928
    Securities                                               1,198              1,198
    Interest-only strip receivable                         184,412                 --
    Prepaid expenses                                       328,912            147,642
                                                      ------------       ------------
       TOTAL CURRENT ASSETS                             14,429,819          5,052,843
                                                      ------------       ------------

INVESTMENT IN AGENCIES                                     867,320            316,520
                                                      ------------       ------------

PROPERTY AND EQUIPMENT
    Cost                                                 2,402,101          2,267,095
    Less: Accumulated depreciation                      (1,752,325)        (1,565,446)
                                                      ------------       ------------
       NET PROPERTY AND EQUIPMENT                          649,776            701,649
                                                      ------------       ------------
OTHER ASSETS
    Excess of cost over fair value of net assets           892,848            576,328
    Less: Accumulated amortization                        (255,469)          (176,029)
    Prepaid commission guarantee                            28,200             68,068
    Covenants not to compete                                    --             14,696
    Goodwill                                                 1,284              5,064
    Prepaid finders fee                                     14,340             14,847
    Contract database                                       39,692             42,526
    Servicing asset                                        293,276                 --
    Deferred charges                                            --             44,564
    Deferred tax asset                                     495,825            854,066
                                                      ------------       ------------
       NET OTHER ASSETS                                  1,509,996          1,444,150
                                                      ------------       ------------
TOTAL ASSETS                                          $ 17,456,911       $  7,515,142
                                                      ============       ============


SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                               BROOKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 2001               2000
                                                             ------------       ------------
CURRENT LIABILITIES
    Accounts payable                                         $  1,091,371       $    442,680
    Premiums payable to insurance companies                     2,256,732          1,966,895
    Unearned buyer assistance plan fees                           928,232                 --
    Accrued commission refunds                                    296,842            233,566
    Short term debt                                               695,515            826,539
    Current maturities of long-term debt                        3,470,608          1,334,651
                                                             ------------       ------------
       TOTAL CURRENT LIABILITIES                                8,739,300          4,804,331

NON-CURRENT LIABILITIES
    Servicing liability                                            42,260                 --
    Long-Term debt less current maturities                      7,398,935          3,336,764
                                                             ------------       ------------
TOTAL LIABILITIES                                              16,180,495          8,141,095
                                                             ------------       ------------

STOCKHOLDERS' EQUITY
    Common stock, $1 par value, 9,500,000 shares
       authorized, 704,018 shares issued and
       692,968 shares outstanding                                 704,018            704,018
    Preferred stock, $75 par value, 1,000 shares
       authorized, 781 shares issued and outstanding               58,600             58,600
    Preferred stock, $25 par value, 499,000 shares
       authorized, 73,650 shares issued and outstanding         1,841,250                 --
    Less: Treasury stock, 11,050 shares at cost                   (39,500)           (39,500)
    Notes receivable for common stock                              (8,193)                --
    Additional paid-in capital                                    703,023          1,103,702
    Retained earnings                                          (1,990,093)        (2,452,773)
    Accumulated other comprehensive income                          7,311                 --
                                                             ------------       ------------
       TOTAL STOCKHOLDERS' EQUITY                               1,296,416           (625,953)
                                                             ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 17,456,911       $  7,515,142
                                                             ============       ============

SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                               BROOKE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                   2001                2000
                                               ------------       ------------
OPERATING INCOME
     Insurance commissions                     $ 20,895,232       $ 13,751,080
     Interest income (Net)                           74,554            104,949
     Finder's fee                                   450,000                 --
     Gain on sale of agencies                       676,503             17,500
     Buyer assistance plan fees                   1,589,550                 --
     Loss on sale of fixed assets                   (47,397)                --
     Other income                                     4,333                 --
     Gain on sale of notes receivable               507,670                 --
                                               ------------       ------------
         TOTAL OPERATING INCOME                  24,150,485         13,873,529
                                               ------------       ------------

OPERATING EXPENSES
     Commissions expense                         16,220,082          9,489,111
     Payroll expense                              4,112,648          2,757,550
     Depreciation and amortization                  440,614            405,735
     Other operating expenses                     1,991,054          1,458,732
     Impairment loss                                162,877            300,000
                                               ------------       ------------
         TOTAL OPERATING EXPENSES                22,927,275         14,411,128
                                               ------------       ------------
INCOME (LOSS) FROM OPERATIONS                     1,223,210           (537,599)
                                               ------------       ------------
OTHER EXPENSES
     Interest expense                               169,561            200,731
                                               ------------       ------------
         TOTAL OTHER EXPENSES                       169,561            200,731
                                               ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES                 1,053,649           (738,330)

         Income tax expense (benefit)               358,241           (251,032)
                                               ------------       ------------
NET INCOME (LOSS)                              $    695,408       $   (487,298)
                                               ============       ============
     NET INCOME (LOSS) PER SHARE:
         Basic                                          .91               (.71)
         Diluted                                        .90               (.69)


SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                               BROOKE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                                     NOTES
                                                                  RECEIVABLE                              ACCUMULATED
                                                                     FOR        ADD'L                         OTHER
                                  COMMON    PREFERRED  TREASURY     COMMON      PAID-        RETAINED    COMPREHENSIVE
                                   STOCK      STOCK     STOCK       STOCK     IN CAPITAL     EARNINGS        INCOME        TOTAL
                                 --------  ----------  --------    ---------  ----------   -----------   -------------  -----------
BALANCES, DECEMBER 31, 1999      $704,018  $   58,600  $(39,500)   $    --    $1,063,702   $(1,793,838)  $        --    $    (7,018)
 Dividends paid                                                                               (171,637)                    (171,637)
 Fair market value of
  contributed services                                                            40,000                                     40,000
 Net loss                                                                                     (487,298)                    (487,298)
                                 --------  ----------  --------    -------    ----------   -----------   -----------    -----------
BALANCES, DECEMBER 31, 2000       704,018      58,600   (39,500)        --     1,103,702    (2,452,973)           --       (525,753)
 Dividends paid                                                                               (232,728)                    (232,728)
 Preferred stock issued                     1,841,250                                                                     1,841,250
 Fair market value of
  contributed services                                                            40,000                                     40,000
 Loans for common stock issuance                                    (8,193)                                                  (8,193)
 Deferred charges                                                               (440,679)                                  (440,679)
 Comprehensive income:
  Interest-only strip
   receivable, fair market value                                                                               7,311          7,311
 Net income                                                                                    695,408                      695,408
                                 --------  ----------  --------    -------    ----------   -----------   -----------    -----------
BALANCES, DECEMBER 31, 2001      $704,018  $1,899,850  $(39,500)   $(8,193)   $  703,023   $(1,990,093)  $     7,311    $ 1,276,416
                                 ========  ==========  ========    =======    ==========   ===========   ===========    ===========


SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                               BROOKE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                         2001               2000
                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  NET INCOME (LOSS)                                  $    695,408       $   (487,398)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Depreciation                                            241,167            285,609
  Amortization                                            199,447            120,126
  Fair market value of contributed services                40,000             40,000
  (Gain) loss on sale of inventory                       (676,503)           (17,500)
  Deferred income tax expense (benefit)                   358,241           (251,032)
  Impairment loss                                         162,877            300,000
  (Gain) loss on sale of fixed assets                      47,397
  Gain on sale of notes receivable                       (507,670)                --

  (INCREASE) DECREASE IN ASSETS:
    Accounts and notes receivables, net                 5,224,794         (1,477,313)
    Other receivables                                    (682,144)            67,928
    Prepaid expenses                                     (181,270)          (159,083)
  INCREASE (DECREASE) IN LIABILITIES:
    Accounts and expenses payable                         648,691           (199,236)
    Other liabilities                                   1,281,345          1,445,428
                                                     ------------       ------------
  NET CASH USED IN OPERATING ACTIVITIES                (3,597,808)          (332,371)
                                                     ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash payments for property and equipment               (232,790)          (404,147)
  Purchase of insurance agency inventory               (3,040,593)          (412,885)
  Sale of insurance agency inventory                    6,546,531            153,000
                                                     ------------       ------------
  NET CASH USED IN INVESTING ACTIVITIES                 3,273,488          (664,032)
                                                     ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred charges                                       (440,679)                --
  Dividends paid                                         (232,728)          (171,636)
  Cash proceeds from bond issuance                      4,560,000            135,000
  Cash proceeds from preferred stock issuance           1,841,250                 --
  Payments on bond maturities                            (760,000)
  Line of credit advance                                  960,000            660,000
  Advances on short-term borrowing                        778,064          2,391,568
  Payments on short-term borrowing                       (909,088)          (487,223)
  Advances on long-term debt                                    0            639,737
  Payments on long-term debt                           (2,368,143)        (2,390,075)
                                                     ------------       ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES             3,428,676            777,371
                                                     ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           3,104,356           (219,032)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,683,513          1,902,545
                                                     ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $  4,787,869       $  1,683,513
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


In the third and fourth quarters of 2000, Interstate Insurance Group, LTD's primary supplier began exiting the limousine insurance market, which comprised virtually all of Interstate's insurance business, and revenues began decreasing. Based on these circumstances, revenue and cash flow projections were revised, resulting in the recognition of impairment losses in the Interstate unit of the insurance agency business segment of $300,000 and $162,877, in 2000 and 2001, respectively. The amount of the Interstate impairment losses corresponds to the amounts recorded as Excess Cost of Purchased Subsidiary as disclosed in footnote #15.

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


                                                                                    2001                  2000
                                                                                    ----                  ----
BASIC EARNINGS PER SHARE
Net Income                                                                         $695,408            $(487,298)
Less: Preferred Stock Dividends                                                    $(66,381)           $  (5,276)
                                                                                 --------------------------------
Income Available to Common Stockholders                                            $629,027            $(492,574)
Common Stock Shares                                              704,018
Less: Treasure Stock Shares                                      (11,050)           692,968              692,968
                                                               --------------------------------------------------

Basic Earnings Per Share                                                           $    .91            $    (.71)
                                                                                 ================================
DILUTED EARNINGS PER SHARE                                                          2001                  2000
                                                                                    ----                  ----
Net Income                                                                         $695,408            $(487,298)
Common Stock Shares                                              704,018
Less: Treasure Stock Shares                                      (11,050)
Plus: Shares from Assumed Conversions
781 Shares of $75 par at 13 to 1                                  10,153
73,650 Shares of $25 at 1 to 1                                    73,650            776,771              703,121
                                                               --------------------------------------------------
Diluted Earnings Per Share                                                         $    .90            $    (.69)
                                                                                 ================================

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





(q)   ACCOUNTS AND NOTES RECEIVABLE, NET

The net notes receivables included as part of the "Accounts and Notes Receivable, Net" asset category are available for sale and are carried at the lower of cost or market. Accordingly, any changes in the net notes receivables balances are classified as an operating activity.


(r)   OTHER RECEIVABLE

Included in this category is reimbursements due from agents for possible cancellation of policies, advances of commission to agents, receivable from seller on contract of services and advances to vendors on behalf of franchise agents. Most of these amounts are collected within 30 days from borrowers or agents and all amounts are collected within 12 months from date of recording.

2.  NOTES RECEIVABLE

At December 31, 2001 and 2000, notes receivable consist of the following:


                                                                   2001                          2000
                                                                   ----                          ----
Agency loans                                                  $  37,712,937                 $  21,075,143
Less: Agency loan participation                                 (34,699,956)                  (20,897,316)
Equipment loans                                                       1,927                         1,927
Less: Equipment loan participation                                   (1,927)                       (1,927)
Consumer loans                                                      228,605                       173,745
Less: Consumer loan participation                                  (220,412)                     (173,745)
                                                              -------------                 -------------
      Total notes receivable, net                                 3,021,174                       177,827

Interest earned not collected on notes                              461,970                       195,638
Customer receivables                                              4,327,544                     2,331,352
                                                              -------------                 -------------

Total accounts and notes receivable, net                      $   7,810,688                 $   2,704,817
                                                              =============                 =============


Loan participation represents the transfer of notes receivable, by sale, to "participating" banks and finance companies. The Company receives consideration from the participating entities. In accordance with SFAS 140-or SFAS 125 if prior to March 31, 2001--ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, these transfers are accounted for as sales. The transferred assets (i.e. notes receivable) are isolated from the Company. The participating companies obtain the right-free of conditions that constrain it from taking advantage of that right-to pledge or exchange the notes receivables. In addition, the Company does not maintain control over the transferred assets and the transfer agreements do not entitle the Company or obligate the Company to repurchase or redeem the notes receivable before their maturity. Based on management's experience the carrying value for notes receivable approximates the fair value.

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

To obtain fair values of retained interests and recourse obligations, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company typically estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of key assumptions-credit losses, prepayments speeds and discount rates commensurate with the risks involved.

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

Although substantially all of the company's loans are adjustable, a discount rate has been applied to reflect the net present value of future revenue streams. As such, changes in the net present value rate, or discount rate, resulting from interest rate variations, would adversely affect the asset's fair value.



The fair value of the interest-only strip receivable is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the follwoing table. The fair value of the interest-only strip receivable is reduced by the amount of estimated credit losses, which are calculated using the extimated credit loss percentage noted in the following table. . On December 31, 2001, the fair value of the interest-only strip receivable recorded by the Company was $184,412. The Company has classified the interest-only receivable asset as available for sale



The fair value of the "Servicing Asset" (or liability) is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the following table. .. On December 31, 2001, the fair value of the servicing asset recorded by the Company was $293,276


Key economic assumptions used in measuring the retained interests and recourse obligations at the date of loan participation sales completed during the year were as follows (rates per annum):


                                                     2001                               2001
                                           Agency Loans (Adjustable)*         Agency Loans (Fixed-Rate)
Prepayment speed                                      10%                                10%
Weighted average life (months)                       100.68                              N/A
Expected credit losses                                 5%                                 5%
Discount rate                                         8.5%                              11.00%


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

At December 31, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:


                                                                   Agency Loans                 Agency Loans
                                                                   (Adjustable)                   (Fixed)
PREPAYMENT SPEED ASSUMPTION (ANNUAL RATE)                              10%                          N/A
  Impact on fair value of 10% adverse change                        $(11,269)                       N/A
  Impact on fair value of 20% adverse change                        $(22,053)                       N/A

EXPECTED CREDIT LOSSES (ANNUAL RATE)                                    5%                          N/A
  Impact on fair value of 10% adverse change                        $(10,940)                       N/A
  Impact on fair value of 20% adverse change                        $(21,880)                       N/A

DISCOUNT RATE (ANNUAL)                                                 8.5%                         N/A
  Impact on fair value of 10% adverse change                        $ (9,937)                       N/A
  Impact on fair value of 20% adverse change                        $(19,491)                       N/A

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


The above adverse changes are calculated on the Company's retained interests in loans sold to participating lenders totaling $34,922,295 and excludes unsold loans totaling $3,021,174. The above adverse changes for expected credit losses are calculated on the Company's retained interests in loans sold with recourse to participating lenders totaling $10,123,323 and excludes unsold and non-recouse loans totaling $27,820,146.



THE FOLLOWING ILLUSTRATE HOW THE CHANGES IN FAIR VALUES WERE CALCULATED FOR 10% AND 20% ADVERSE CHANGES IN KEY ECONOMIC ASSUMPTIONS (PREPAYMENT SPEED OF 10%, CREDIT LOSS RATE OF 5% AND DISCOUNT RATE OF 8.5%).



10% ADVERSE CHANGE IN PREPAYMENT SPEED ON RETAINED SERVICING INTEREST:

Estimated cash flows from loan servicing fees @ 11% prepay speed                                    $592,519
Servicing expense @ 11% prepay speed                                                                (195,419)
Discount of estimated cash flows to present value @ 8.5% discount rate                              (110,791)
Carrying value of retained servicing interest in loan participations (adverse)                       286,309

Carrying value of retained servicing interest in loan participations (normal)                       (293,276)
Decrease of carrying value due to adverse change                                                     ($6,967)

20% ADVERSE CHANGE IN PREPAYMENT SPEED ON RETAINED SERVICING INTEREST

Estimated cash flows from loan servicing fees @ 12% prepay speed                                    $572,704
Servicing expense @ 12% prepay speed                                                                (188,828)
Discount of estimated cash flows to present value @ 8.5% discount rate                              (104,235)
Carrying value of retained servicing interest in loan participations (adverse)                       279,641

Carrying value of retained servicing interest in loan participations (normal)                       (293,276)
Decrease of carrying value due to adverse change                                                    ($13,635)

10% ADVERSE CHANGE IN PREPAYMENT SPEED ON RETAINED INTEREST (STRIP RECEIVABLE):

Estimated cash flows from interest income @ 11% prepay speed                                        $421,447
Estimated credit loss on recourse loans @ 5% credit loss/11% prepay speed                           (199,399)
Discount of estimated cash flows to present value @ 8.5% discount rate                               (41,938)
Carrying value of retained interest in loan participations (adverse)                                 180,110

Carrying value of retained interest in loan participations (normal)                                 (184,412)



Decrease of carrying value due to adverse change                                                     ($4,302)

20% ADVERSE CHANGE IN PREPAYMENT SPEED ON RETAINED INTEREST (STRIP RECEIVABLE):

Estimated cash flows from interest income @ 12% prepay speed                                        $407,023
Estimated credit loss on recourse loans @ 5% credit loss/12% prepay speed                           (192,593)
Discount of estimated cash flows to present value @ 8.5% discount rate                               (38,436)
Carrying value of retained interest in loan participations (adverse)                                 175,994

Carrying value of retained interest in loan participations (normal)                                 (184,412)
Decrease of carrying value due to adverse change                                                      (8,418)

10% ADVERSE CHANGE IN CREDIT LOSS RATE ON RETAINED INTEREST (STRIP RECEIVABLE):

Estimated cash flows from interest income @ 10% prepay speed                                        $436,375
Estimated credit loss on recourse loans @ 5.5% credit loss/10% prepay sp                            (223,289)
Discount of estimated cash flows to present value @ 8.5% discount rate                               (39,614)
Carrying value of retained interest in loan participations (adverse)                                 173,472

Carrying value of retained interest in loan participations (normal)                                 (184,412)
Decrease of carrying value due to adverse change                                                    ($10,940)

20% ADVERSE CHANGE IN CREDIT LOSS RATE ON RETAINED INTEREST (STRIP RECEIVABLE):

Estimated cash flows from interest income @ 10% prepay speed                                        $436,375
Estimated credit losses on recourse loans @ 6% credit loss /10% prepay sp                           (240,019)
Discount of estimated cash flows to present value @ 8.5% discount rate                               (33,824)
Carrying value of retained interest in loan participations (adverse)                                 162,532

Carrying value of retained interest in loan participations (normal)                                 (184,412)
Decrease of carrying value due to adverse change                                                    ($21,880)

10% ADVERSE CHANGE IN DISCOUNT RATE ON RETAINED SERVICING INTEREST:

Estimated cash flows from loan servicing fees @ 10% prepay speed                                    $607,636
Servicing expense @ 10% prepay speed                                                                (202,569)
Discount of estimated cash flows to present value @ 9.35% discount rate                             (117,892)
Carrying value of retained servicing interest in loan participations (adverse)                       287,175

Carrying value of retained servicing interest in loan participations (normal)                       (293,276)
Decrease of carrying value due to adverse change                                                     ($6,101)


20% ADVERSE CHANGE IN DISCOUNT RATE ON RETAINED SERVICING INTEREST:

Estimated cash flows from loan servicing fees @ 10% prepay speed                                    $607,636
Servicing expense at 10% prepay speed                                                               (202,569)
Discount of estimated cash flows to present value @ 10.2% discount rate                             (123,757)
Carrying value of retained servicing interest in loan participations (adverse)                       281,310

Carrying value of retained servicing interest in loan participations (normal)                       (293,276)
Decrease of carrying value due to adverse change                                                    ($11,966)

10% ADVERSE CHANGE IN DISCOUNT RATE ON RETAINED INTEREST (STRIP
RECEIVABLE):

Estimated cash flows from interest income @ 10% prepay speed                                        $436,375
Estimated credit losses on recourse loans @ 5% loss rate                                            (205,878)
Discount of estimated cash flows to present value @ 9.35% discount rate                              (49,921)
Carrying value of retained interest in loan participations (adverse)                                 180,576

Carrying value of retained interest in loan participations (normal)                                 (184,412)
Decrease of carrying value due to adverse change                                                     ($3,836)

20% ADVERSE CHANGE IN DISCOUNT RATE ON RETAINED INTEREST (STRIP
RECEIVABLE):

Estimated cash flows from interest income @ 10% prepay speed                                        $436,375
Estimated credit losses on recourse loans @ 5% loss rate                                            (205,878)
Discount of estimated cash flows to present value @ 10.2% discount rate                              (53,610)
Carrying value of retained interest in loan participations (adverse)                                 176,887

Carrying value of retained interest in loan participations (normal)                                 (184,412)
Decrease of carrying value due to adverse change                                                     ($7,525)


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

                                                TOTAL PRINCIPAL AMOUNT        PRINCIPAL AMOUNTS       NET CREDIT
                                                      OF LOANS                60 OR MORE DAYS           LOSSES***
                                                                                  PAST DUE*
                                                    2001           2000        2001       2000       2001        2000
Participations Sold with Recourse              $10,123,323     $  925,508        $0         $0         $0          $0
Portfolio Loans                                $ 2,783,523     $  177,827        $0         $0         $0          $0

Total Loans Managed**                          $12,906,846     $1,103,355        $0         $0         $0          $0

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


3.  PROPERTY AND EQUIPMENT


A summary of property and equipment and depreciation is as follows:

                                                         2001              2000
                                                         ----              ----
Furniture and fixtures                               $   279,649       $   299,101
Office and computer equipment                          1,516,168         1,435,309
Automobiles                                              606,284           532,685
                                                     -----------       -----------
                                                       2,402,101         2,267,095
Less:  Accumulated depreciation                       (1,752,325)       (1,565,446)
                                                     -----------       -----------
Property and equipment, net                          $   649,776       $   701,649
                                                     ===========       ===========
Depreciation expense                                 $   241,167       $   285,609
                                                     ===========       ===========

4.  BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS



                                                                                               2001              2000
                                                                                            ---------         ---------
First National Bank & Trust, Phillipsburg, KS, line of credit, $960,000 available, $0 not utilized.  Due January 2003. Interest rate is 10.50%.
Collateralized by account receivable.                                                     $   960,000       $   660,000

Farmers State Bank, Phillipsburg, KS, due December 2006. Interest rate is
10.75%, payable $15,500 monthly. Collateralized by stock, inventory, fixed
assets and personal guaranty of certain officers of Brooke Corporation.                          -              857,748

State Bank of Colwich, Colwich, KS, due August 2004. Interest rate is 11.75%,
payable $1,435 monthly. Collateralized by insurance agency assets.                             38,016            49,995

Chrysler Financial, Overland Park, KS, due February 2000 to December 2003.
Interest rates are 7.80% to 8.65%, payable monthly.  Collateralized by
automobiles.                                                                                  183,268           131,000

Colonial Pacific, Portland, OR, due December 2001. Interest rate is 14.811%
payable $2,083 monthly. Collateralized by personal guaranty of certain
officers of Brooke Corporation.                                                                  -               22,912

Brooke Investments, Inc., Phillipsburg, KS, due February 2007. Interest rate is 10.00%, payable $1,718 monthly.  Note is sold to participating bank.
Collateralized by certain agency assets acquired by Brooke Investments, Inc.                   82,757            94,453

David Patterson, Sr., Phoenix, AZ, due March 2008.  Interest rate is 0%, payable $1,112 monthly. Unsecured deferred compensation agreement provided by
The American Agency, Inc.                                                                        -               13,344

Robert B. Patterson, Overland Park, KS, due February 2001. Interest rate is
7.75%, principal balance plus accrued interest payable annually.
Collateralized by 500 shares of American Agency, Inc. common stock and the
guaranty of certain officers of Brooke Corporation.                                              -              222,222

Hartley Agency, Inc., Baxter Springs, KS, due June 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized by certain agency assets
acquired by Brooke Corporation.                                                                  -              201,564

Premier Insurance Agency, Poplar Bluff, MO.  Interest rate is 5.00%, balance due January 2002.  Collateralized by certain agency assets acquired by Brooke
Corporation.                                                                                  518,082           639,737

Stewart Insurance, Monroe, LA, due August 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized by certain agency assets acquired
by Brooke Corporation.                                                                           -              252,245

APB Insurers, Crane, MO, due July 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                              -               77,445

Roppolo Insurance, Shreveport, LA, due July 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized by certain agency assets acquired
by Brooke Corporation.                                                                           -              115,289

Mesa Insurance Agency, Pueblo, CO, due February 2001.  Interest rate is 0%, entire balance is due at maturity.  Collaterized by certain agency assets
acquired by Brooke Corporation.                                                          $       -             $   100,000

James Mitchell Brown, Lampasas, TX, due February 2001.  Interest rate is 8%, entire balance due at maturity.  Collateralized by certain agency assets
acquired by Brooke Corporation.                                                                  -                  80,000

Dawn Insurance Agency, Inc. Strasburg, CO, due May 2003.  Interest rate is 0%, payable $43,322 annually.  Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                            86,644                -

Lalumondier Insurance, Inc., Kearney, MO, due September 1, 2004.  Interest
rate is 5%, annual installments of $68,219 thereafter.  Collateralized by
certain agency assets acquired by Brooke Corporation.                                         204,656                -

Anderson Insurance Agency, Inc, Ballwin, MO, due May 2002.  Interest rate is
7.5%, entire balance is due at maturity.  Collateralized by certain agency
assets acquired by Brooke Corporation.                                                        163,300                -

Phares and Lites Agency, Inc., Many, LA, due June 2002.  Interest rate is 0%, entire balance is due at maturity.  Collateralized by certain agency assets
acquired by Brooke Corporation.                                                               207,825                -

Bond-Pyatt Insurance Agency, Inc., St. Louis, MO, due August 2006.  Interest
rate at prime rate, first installment of $89,465 due January 2002, and annual installments of $89,465 thereafter.  Collateralized by certain agency assets
acquired by Brooke Corporation.                                                               536,791                -

Della Bell Agency, Fowler, CO, March 2002.  Interest rate is 0%, entire balance due at maturity.  Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                            97,500                -

Mid Florida Insurance, Inc., Ocala, FL,.  Interest rate is 0%, balance due
January 2002.  Collateralized by certain agency assets acquired by Brooke
Corporation.                                                                                  645,000                -

All Drivers Insurance Inc., Colorado Springs, CO, due September 2003.
Interest rate is 5%, annual payments of $112,500.  Collateralized by certain
agency assets acquired by Brooke Corporation.                                                 225,000                -

Gateway Realty of Columbus, Inc., Columbus, NE, due September 2010.  Interest
rate is 7%, annual principal payments of $67,345.  Collateralized by certain
agency assets acquired by Brooke Corporation.                                                 606,109                -

Bruner Insurance Agency, Marianna, FL, due September 2004.  Interest rate is
5%, balance due January 2002.  Collateralized by certain agency assets
acquired by Brooke Corporation.                                                               280,701                -

JL Rucker Insurance, Shreveport, LA, due January 2, 2002.  Interest rate is
0%. Collateralized by certain agency assets acquired by Brooke Corporation.

Gary Karch & Associates A-1 Insurance, Mt. Vernon, IL, due December 2002.
Interest rate is 0%. Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                                   67,500                -

Kohn-Senf Insurance Agency, Inc., St. Louis, MO, due December 2002.  Interest
rate is 5%, entire balance due at maturity.  Collaterized by certain agency
assets acquired by Brooke Corporation.                                                        159,390                -

Sun Century Insurance Agency, Inc., Phoenix, AZ, due December 2003.  Interest
rate is 5%, annual principal payments of $67,333.  Collaterized by certain
agency assets acquired by Brooke Corporation.                                                 134,667                -

W.I. of Florida, Inc., Tampa, FL, due December 2003.  Interest rate is 0%, annual payments of $73,176.  Collaterized by certain agency assets acquired
by  Brooke Corporation.                                                                       146,352                -

                                                                                          $   -                $     -
Watson & Associates Insurance Services, Inc., Phoenix, AZ, due November 2004.
Interest rate is 0%, annual payments of $57,167.  Collaterized by certain
agency assets acquired by Brooke Corporation.                                                 171,500                -
                                                                                           ----------           ----------
Total bank loans and notes payable                                                          5,785,058            3,517,954
Bonds payable (See Note 5)                                                                  5,780,000            1,980,000
                                                                                          -----------          -----------
Total bank loans, notes payable and other long-term obligations                            11,565,058            5,497,954
Less:  Current maturities and short-term debt

Total bank loans, notes payable and other long-term obligations                            (4,166,123)          (2,161,190)
                                                                                          -----------          -----------
Total long-term debt                                                                      $ 7,398,935          $ 3,336,764
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

Bank loans, notes payable and other long-term obligations mature as follows:


                                              BANK LOANS &            BONDS
                                              NOTES PAYABLE          PAYABLE             TOTAL
                       2002                       $3,191,123          $  975,000        $ 4,166,123
                       2003                        1,624,531             365,000          1,989,531
                       2004                          334,071           4,440,000          4,774,071
                       2005                          178,278               -                178,278
                       2006                          184,545               -                184,545
                       Thereafter                    272,510               -                272,510
                                                  ----------          ----------        -----------
                                                  $5,785,058          $5,780,000        $11,565,058
                                                  ==========          ==========        ===========

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

At December 31, 2001 and 2000, the bonds payable consist of:

                                                         2001            2000
                                                       PRINCIPAL       PRINCIPAL
  BOND SERIES       RATE             MATURITY            VALUE           VALUE
  -----------       ----             --------          ---------       ---------
     1997A         10.000%       January 1, 2001      $     -          $  165,000
     1997B         10.250%       January 1, 2002         155,000          155,000
     1997C         10.500%       January 1, 2003         365,000          245,000
     1997D         10.125%         July 1, 2001             -             595,000
     1998E         10.125%       January 1, 2002         820,000          820,000
     2000F         9.125%          July 1, 2004        4,440,000           -
                                                      ----------       ----------
     Total                                            $5,780,000       $1,980,000
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
                                                    =========           =========

Capital lease amortization is included in depreciation expense.

7.  INCOME TAXES


The elements of income tax expense (benefit) are as follows:


                                              2001           2000
                                              ----           ----
            Current                         $      0      $       0
            Deferred                         358,241       (251,032)
                                            --------      ---------
                                            $358,241      $(251,032)
                                            ========      =========


The Company's net operating loss carryforwards are used to offset the current tax expense by decreasing the deferred tax asset.

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

                                                         2001         2000
                                                         ----         ----
     U.S. federal statutory tax rate                      34%          34%
     State statutory tax rate                              4%           4%
     Effect of the utilization of net operating loss      (3%)         (3%)
     carryforwards
     Miscellaneous                                        (1%)         (1%)
                                                        ------       ------
     Effective tax rate                                   34%          34%
                                                        ======       ======

Reconciliation of deferred tax asset:


                                                   2001            2000
                                                 --------        --------
        Beginning balance, January 1            $ 854,066        $603,034
        Deferred income tax (expense) benefit    (358,241)        251,032
                                                ---------        --------
        Balance, December 31                    $ 495,825        $854,066
                                                =========        ========



Expiration dates of net operating loss carryforwards:


                      2010     $428,553        2019  $118,346
                      2018      285,174        2020   626,236

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

The table below reflects summarized financial information concerning the Company's reportable segments for the years ended December 31, 2001 and 2000:


                                                  INSURANCE           FINANCIAL        ELIMINATION OF
                                                    AGENCY             SERVICES         INTERSEGMENT       CONSOLIDATED
                                                   BUSINESS            BUSINESS           ACTIVITY            TOTALS
                                                 -----------        ------------       --------------      ------------
2001
  Insurance commissions                          $20,895,232         $   -             $     -             $20,895,232
  Interest income                                   (343,632)            578,302          (160,076)             74,594
  Gain on sale of notes receivable                                       507,670                               507,670

  Interest expense                                   169,561                                 -                 169,561
  Commissions expense                             16,220,082             -                   -              16,220,082
  Impairment loss                                    162,877                                                   162,877
  Depreciation and amortization                      382,295              58,319             -                 440,614
  Segment assets                                   8,930,464          13,527,753        (5,001,306)         17,456,911
  Expenditures for segment assets                    232,790             -                   -                 232,790

                                                  INSURANCE           FINANCIAL        ELIMINATION OF
                                                    AGENCY             SERVICES         INTERSEGMENT       CONSOLIDATED
                                                   BUSINESS            BUSINESS           ACTIVITY            TOTALS
                                                 -----------       -------------       --------------      ------------
2000
  Insurance commissions                          $13,751,080       $    -              $    -              $13,751,080
  Interest income                                   (184,241)            420,654          (131,464)            104,949
  Interest expense                                    20,731                                 -                 200,731
  Commissions expense                              9,489,111             -                   -               9,489,111
  Depreciation and amortization                      405,735             -                   -                 405,735
  Impairment loss                                    300,000             -                   -                 300,000
  Segment assets                                   8,181,677             373,465        (1,040,000)          7,515,142
  Expenditures for segment assets                    404,147             -                   -                 404,147



                   PROFIT (LOSS)                                         2001               2000
                                                                         ----               ----
                   Insurance Agency profit                          $  3,616,785        $ 3,171,262
                   Financial Services profit                             867,577            289,191
                                                                    ------------        -----------
                   Total segment profit                                4,484,362        $ 3,460,453
                   Unallocated amounts:
                       Finders fees                                      450,000             -
                       Buyer assistance plan fees                      1,589,550             -
                       Loss on sale of fixed assets                      (47,397)            -
                       Gain on sale of agencies                          676,503             17,500
                       Other corporate expenses                       (6,099,369)        (4,216,283)
                                                                    ------------       ------------
                     Income (loss) before income taxes              $  1,053,649       $   (738,330)
                                                                    ============       ============

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


The fair value of Robert Orr's services was estimated at $40,000, or (one half) of the compensation of the Company's most senior managers (Leland Orr and Mike
Hess). This value was established after analysis of the time Mr. Orr spent on Company activities and not necessarily the amount of contribution made by Robert Orr, the importance of Robert Orr's contributions, or the Company's dependence on Robert Orr. Mr. Orr is an author and is currently working on a revised addition of his previous reference book. Additionally, Mr. Orr maintains a secondary residence in Boulder, CO and is absent from the company's offices on a frequent basis.


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

15.   ACQUISITIONS AND DIVESTITURES


On June 30, 2000, the Company acquired 900 shares of Interstate Insurance Group, LTD from Gerald Lanio and William Tyer. These shares represented 100% of the shares outstanding. The total purchase price was estimated to be $1,200,000 plus Interstate's net tangible book value however that portion of the purchase price exceeding net tangible book value was contingent upon future revenues. Therefore, in accordance with paragraph 80 of APB 16, the purchase price was recorded as an asset when cash payments were made to the sellers. Cash payments of $300,000 and $162,877 were recorded as Excess Cost of Purchased Subsidiary in 2000 and 2001 respectively and no liability to Lanio and Tyer was recorded for the difference between the cash payments and the original estimated purchase price of $1,200,000. As disclosed in footnote 1(g) to these financial statements, these amounts were subsequently written off as impaired.


16.   Supplemental Cash Flow Disclosures


SUPPLEMENTAL DISCLOSURES:
      Cash paid for interest                                                  $169,561                  $200,731
                                                                              ========                  ========
      Cash paid for income tax                                                $   -                     $   -
                                                                              ========                  ========
      Non cash financing activity - additional paid in
         capital for contributed
         services                                                             $ 40,000                  $ 40,000
                                                                              ========                  ========



During the twelve month period ending December 31, 2001, the statement of cash flows reflect the purchase of agencies into inventory totaling $3,040,293 and the sale of agencies from inventory totaling $6,546,571. Despite an increase of $550,800 in agency inventory as recorded on the December 31, 2001 balance sheet, net cash of $3,506,278 was provided by the Company's agency inventory activities because $4,057,078 of the purchase price of agency inventory was provided by sellers per table below.



                                                                                December 31, 2001
                                                                                -----------------
             Purchase of insurance agency inventory                               $(3,040,293)
                                                                                  ===========
             Sale of insurance agency inventory                                   $ 6,546,571
                                                                                  ===========
             Net cash provided (used) from sale of agency inventory               $ 3,506,278
                                                                                  ===========
             Cash (provided) by sellers of agency inventory                       $(4,057,078)
                                                                                  ===========
             (Increase) in inventory on balance sheet                             $  (550,800)
                                                                                  ===========

17.   PRIOR PERIOD ADJUSTMENT



The Company has recorded prior period adjustments for the correction of errors.



Specifically the Company has revised the initial purchase price allocation, for the Interstate subsidiary, to delete the contingent consideration.



The Company has reclassified, on the Balance Sheets, the loan interest receivable as a component of the corresponding notes receivable balance.



The Company has revised the Statement of Cash Flows to reflect the actual cash receipts and payments in connection with the purchase and sale of insurance agencies, by excluding any liabilities assumed or transferred in the transactions.



The Company has deleted, on the Statements of Income, the "participating interest expense" line item, because the income should not report interest income on loans that the Company does not own.



The Company has reclassified, on the Statements of Income, the "Gains on sale of notes receivable" and "Impairment loss" line items, in order, to be included in the appropriate operating income and expense subtotals.



The Company has reclassified, on the Statements of Income, the corresponding interest expense on un-sold agency loans for which interest income amounts are included in operating income. The cost of financing is an integral part of the Company's lending operation and are classified in a manner consistent with the corresponding revenue.



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



The effect of the prior period adjustment is recapped below:

                               12/31/2001        12/31/2000        12/31/2001        12/31/2000
                                RETAINED          RETAINED            NET               NET
                                EARNINGS          EARNINGS           INCOME            INCOME
                               -----------       -----------       -----------       -----------
As previously reported         $(2,414,635)      $(3,046,773)      $   864,866       $(1,081,298)

Elimination of contingent
liability with acquistion
of subsidiary                      643,246           900,000          (256,754)          900,000

Prior period adjustments
affect for deferred tax
assets                            (218,704)         (306,000)           87,296          (306,000)
                               -----------       -----------       -----------       -----------
As adjusted                    $(1,990,093)      $(2,452,773)      $   695,408       $  (487,298)
                               ===========       ===========       ===========       ===========

                               12/31/2001    12/31/2000     12/31/2001      12/31/2000
                                EARNINGS      EARNINGS     DILUT. EARN.    DILUT. EARN.
                               PER SHARE     PER SHARE      PER SHARE       PER SHARE
                               ---------     ----------    ------------    -----------
As previously reported         $   1.15      $  (1.57)     $   1.11        $  (1.54)

Elimination of contingent
liability with acquistion
of subsidiary                     (0.37)       1.30           (0.33)           1.28

Prior period adjustments
affect for deferred tax
assets                             0.13       (0.44)           0.12           (0.43)
                               --------    --------        --------        --------
As adjusted                    $   0.91    $  (0.71)       $   0.90        $  (0.69)
                               ========    ========        ========        ========


The Company has revised the initial purchase price allocation, for the Interstate subsidiary, to delete the contingent consideration. As recapped below, the elimination of the contingent consideration would have the following affect on the prior reported quarterly financial information:




                             03/31/2001   06/30/2001   09/30/2001   03/31/2001    06/30/2001  09/30/2001
                              RETAINED     RETAINED     RETAINED       NET           NET         NET
                              EARNINGS     EARNINGS     EARNINGS      INCOME        INCOME      INCOME
                              --------     --------     --------      ------        ------      ------
 As previously reported      $(2,596,023) $(2,414,194) $(2,249,100)  $493,659     $724,738    $949,702
                             -----------  -----------  -----------   --------     --------    --------
 Elimination of contingent       900,000      900,000      643,246       -            -       (256,754)
 liability with acquistion   -----------  -----------  -----------   --------     --------    --------
 of subsidiary

 Prior period adjustments       (306,000)    (306,000)    (218,704)      -            -         87,296
 affect for deferred tax     -----------  -----------  -----------   --------     --------    --------
 assets

 As adjusted                 $(2,002,023) $(1,820,194) $(1,824,558)  $493,659     $724,738    $780,244
                             -----------  -----------  -----------   --------     --------    --------





                             03/31/2001   06/30/2001   09/30/2001  03/31/2001   06/30/2001   09/30/2001
                               EARNINGS    EARNINGS     EARNINGS   DILUT.EARN.  DILUT.EARN.  DILUT.EARN.
                              PER SHARE    PER SHARE    PER SHARE   PER SHARE    PER SHARE    PER SHARE
                              ---------    ---------    ---------   ---------    ---------    ---------
 As previously reported            $0.71       $1.03        $1.33        $0.70        $1.01        $1.27
                              ----------   ---------    ---------   ----------    ---------    ---------
 Elimination of contingent          -           -           (0.34)        -            -           (0.30)
 liability with acquistion    ----------   ---------    ---------   ----------    ---------    ---------
 of subsidiary

 Prior period adjustments           -           -            0.12         -            -            0.10
 affect for deferred tax      ----------   ---------    ---------   ----------    ---------    ---------
 assets

 As adjusted                       $0.71       $1.03        $1.10        $0.70        $1.01        $1.07
                              ----------   ---------    ---------   ----------    ---------    ---------

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


Date: July 18, 2002




      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



        NAME                                 TITLE                                    DATE

/S/ MICHAEL HESS                    President and Director                       July 18, 2002
----------------------------
Michael Hess



 /S/ LELAND G. ORR                  Treasurer, Chief Financial Officer,          July 18, 2002
----------------------------
Leland G. Orr                       Assistant Secretary and Director



 /S/ ROBERT D. ORR                  Chief Executive Officer and Director         July 18, 2002
----------------------------
ROBERT D. ORR


                                 EXHIBIT INDEX

EXHIBIT    DESCRIPTION
NO.
2.00       Stock Purchase Agreement dated February 22, 2002, between Brooke
           Bancshares and 1st Financial Bancshares, Inc., relating to the purchase by Brooke Bancshares of Centerville State Bank(4)
2.01       Purchase and Sale Agreement dated October 17, 2001 between Brooke
           Corporation and Fleming Companies, Inc.(4)
3.01       Amendment and Restatement to the Articles of Incorporation of the
           Company, filed with the Secretary of State for the State of Kansas on
           March 16, 2001(5)
3.02       By-laws of Brooke Financial Services, Inc.(1)
3.03       Minutes of special meeting of stockholders of Brooke Financial
           Services, Inc., dated May 10, 1986, amending the by-laws(1)
3.04       Minutes of special meeting of stockholders of Brooke Financial
           Services, Inc., dated January 31, 1987, amending the by-laws(1)
3.05       Minutes of special meeting of stockholders of the Company, dated
           January 26, 1991, amending the by-laws(1)
3.06       Certificate of Amendment to the By-laws of the Company, dated July 3,
           2000(1)
4.01       Indenture dated as of July 31, 1997 (the "Indenture"), by and between
           Brooke Credit Corporation and The First National Bank and Trust
           Company, relating to the issuance of the Brooke Credit Corporation,
           Series 1997A, Series 1997B and Series 1997C Bonds(1)
4.02       Addendum to the Indenture dated as of November 13, 1997, relating to the issuance of the Brooke Credit Corporation, Series 1997D Bonds(1)
4.03       Addendum to the Indenture dated as of August 28, 1998, relating to the issuance of the Brooke Credit Corporation, Series 1997E Bonds(1)
4.04       Guaranty dated as of December 18, 1997, executed by Brooke
           Corporation guaranteeing payment of principal and interest on the
           Brooke Credit Corporation, Series 1997A, Series 1997B, Series 1997C
           and Series 1997D Bonds(1)
10.01      Representative Agency Agreement between the Company and Safeco
           Insurance Company(1)
10.02      Representative Agency Agreement between the Company and Allied
           Group(1)
10.03      Representative Agency Agreement between the Company and EMC Insurance
           Companies(1)
10.04      Representative Agency Agreement between the Company and Columbia
           Insurance Group(1)
10.05      Representative Agency Agreement between the Company and Allstate
           Insurance Company(1)
10.06      Agreement for Advancement of Loan dated as of September 12, 1997, by and between GI Agency, Inc. and Brooke Credit Corporation(1)
10.07      Agreement for Advancement of Loan dated as of December 1, 1997, by
           and



           between GI Agency, Inc. and Brooke Credit Corporation(1)
10.08 Agreement for Advancement of Loan dated as of December 31, 1997, by and between GI Agency, Inc. and Brooke Credit Corporation(1)
10.09 Agreement for Advancement of Loan dated as of September 1, 1998, by and between GI Agency, Inc. and Brooke Credit Corporation(1)
10.10      Guaranty dated as of January 2, 1998, of Robert Orr, Leland Orr and
           Michael Hess guaranteeing payment of amounts due Brooke Credit
           Corporation by GI Agency, Inc.(1)
10.11      Hypothecation Agreement dated as of January 2, 1998, executed by
           Robert Orr pledged certain assets as collateral for amount due Brooke
           Credit Corporation by GI Agency, Inc.(1)
10.12 Franchise Agreement dated as of September 4, 1997, by and between the Company and GI Agency, Inc.(1)
10.13 Assignment of Contract Agreement dated as of June 30, 1999, by and between GI Agency, Inc., and the Company(1)
10.14 Assignment of Contract Agreement dated as of July 15, 1999, by and between GI Agency, Inc., and the Company(1)
10.15 Assignment of Contract Agreement dated as of July 15, 1999, by and between GI Agency, Inc., and the Company(1)
10.16 Assignment of Contract Agreement dated as of September 23, 1999, by and between GI Agency, Inc., and the Company(1)
10.17 Assignment of Contract Agreement dated as of October 1, 1999, by and between GI Agency, Inc., and the Company(1)
10.18      Purchase Agreement dated as of June 13, 2000, by and between Gerald
           Lanio and William Tyer and the Company(1)
10.19      Agreement for Sale of Insurance Agency Assets dated as of March 31,
           1999, by and among Royal Specialty Underwriting, Inc., The American
           Agency, Inc., and the Company(1)
10.20      Personal Guaranties dated as of May 15, 2000, of Robert Orr, Leland
           Orr and Michael Hess guaranteeing payment of amounts due Brooke
           Credit Corporation by Austin Agency(1)
10.21 Form of Assignment of Stock dated as of May 15, 2000, by and among Bob Austin, Sr., as assignor and Michael Hess, Robert Orr, Leland Orr and Shawn Lowry, as assignee(1)
10.22      Lease Agreement relating to Phillipsburg, Kansas facility(1)
10.23      Lease Agreement relating to Overland Park, Kansas facility(1)
10.24 Agreement for Advancement of Loan dated as of December 7, 2000, by and between G.I. Agency, Inc. and Brooke Credit Corporation(2)
10.25      Personal Guaranty dated as of December 21, 2000 of Robert D. Orr,
           Leland G. Orr, and Mike Hess guaranteeing payment of amounts due
           Brooke Credit Corporation by G.I. Agency, Inc.(2)
10.26      Personal Guaranty dated as of December 21, 2000 of Robert D. Orr,
           Leland G. Orr, and Mike Hess guaranteeing payment of amounts due
           Brooke Credit Corporation by G.I. Agency, Inc.(2)
10.27      Personal Guaranty dated as of December 7, 2000 of Robert D. Orr,
           Leland



           G. Orr, and Mike Hess guaranteeing payment of amounts due
           Brooke Credit Corporation by G.I. Agency, Inc.(2)
10.28      Personal Guaranty dated as of November 30, 2000 of Robert D. Orr,
           Leland G. Orr, and Mike Hess guaranteeing payments of amounts due
           Brooke Credit Corporation by G.I. Agency, Inc.(2)
10.29 Personal Guaranty dated as of May 15, 2000 of Shawn Lowry guaranteeing payment of amounts due Brooke Credit Corporation by Austin Agency(3)
10.30      Bill of Sale from Kyle Railroad Company to Brooke Corporation dated
           November 2001(4)
23.01      Consent of Auditors(6)

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