Form 10QSB/A
period 2002-03-31
BROOKE CORP
filed 2002-07-19
CIK 834408

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                   AMENDMENT 1


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Check One): Yes /X/ No / /


As of March 31, 2002 there were 753,861 shares of the registrant's sole class of common stock outstanding


Transitional Small Business Disclosure Format  (Check One):  Yes / /  No /X/

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION


                               BROOKE CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS

               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001








              [SUMMERS, SPENCER & CAVANARHG, CPAS, CHARTERED LOGO]

                               BROOKE CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


Contents
--------------------------------------------------------------------------------




INDEPENDENT ACCOUNTANTS' REPORT......................................................... 2


CONSOLIDATED FINANCIAL STATEMENTS....................................................... 3

   CONSOLIDATED BALANCE SHEETS.......................................................... 4-5
   CONSOLIDATED STATEMENTS OF INCOME.................................................... 6
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY........................... 7
   CONSOLIDATED STATEMENTS OF CASH FLOWS................................................ 8
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS........................................... 9-41




--------------------------------------------------------------------------------
Brooke Corporation                                                             1

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


     As discussed in Note 20 to the financial statements, certain errors resulting in overstatement of previously reported income were discovered by management of the Company during the current period. Accordingly, the financial statements have been restated to correct the errors.



Summers, Spencer & Cavanaugh, CPAs, Chartered


April 26, 2002
(except for Note 20, as to which the date is July 15, 2002)


--------------------------------------------------------------------------------

                               BROOKE CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS







--------------------------------------------------------------------------------

                               BROOKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             MARCH 31, 2002 AND 2001

                                     ASSETS

                                                                2002                2001
                                                                ----                ----
 CURRENT ASSETS
     Cash                                                    $ 5,546,289         $ 2,136,070
     Accounts and notes receivable, net                        8,289,835           3,280,609
     Note receivable, parent company                             558,165             377,936
     Other receivables                                           875,980             210,794
     Securities                                                    1,198               1,198
     Interest-only strip receivable                              554,764              78,687
     Prepaid expenses                                            409,469             136,629
                                                        -----------------  ------------------

       TOTAL CURRENT ASSETS                                   16,235,700           6,221,923
                                                        -----------------  ------------------

 INVESTMENT IN AGENCIES                                        1,094,446                   -
                                                        -----------------  ------------------

 PROPERTY AND EQUIPMENT
     Cost                                                      2,793,994           2,284,413
     Less: Accumulated depreciation                          (1,822,324)         (1,635,446)
                                                        -----------------  ------------------

       NET PROPERTY AND EQUIPMENT                                971,670             648,967
                                                        -----------------  ------------------

 OTHER ASSETS
     Excess of cost over fair value of net assets                892,848             892,848
     Less: Accumulated amortization                            (275,329)           (195,889)
     Prepaid commission guarantee                                 21,150              58,101
     Covenants not to compete                                          -               9,792
     Goodwill                                                        339               4,119
     Prepaid finders fee                                          14,213              14,720
     Contract database                                            38,982              41,817
     Servicing asset                                             563,699             104,661
     Restricted cash                                             566,138                   -
     Deferred tax asset                                          208,638             599,757
                                                        -----------------  ------------------

       NET OTHER ASSETS                                        2,030,678           1,529,926
                                                        -----------------  ------------------

 TOTAL ASSETS                                               $ 20,332,494         $ 8,400,816
                                                        =================  ==================



--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT
ACCOUNTANTS' REVIEW REPORT.                                                    4

                               BROOKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             MARCH 31, 2002 AND 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                            2002               2001
                                                                            ----               ----
 CURRENT LIABILITIES
     Accounts payable                                                   $ 1,066,789          $  511,887
     Premiums payable to insurance companies                              1,980,981           2,467,572
     Unearned buyer assistance plan fees                                  1,394,474                   -
     Accrued commission refunds                                             312,999             253,373
     Short term debt                                                      1,108,866             646,539
     Current maturities of long-term debt                                 1,864,625           2,063,682
                                                                   -----------------  ------------------

       TOTAL CURRENT LIABILITIES                                          7,728,734           5,943,053

 NON-CURRENT LIABILITIES
     Servicing liability                                                     44,586                   -
     Long-term debt less current maturities                               9,621,200           2,637,414
                                                                   -----------------  ------------------

 TOTAL LIABILITIES                                                       17,394,520           8,580,467
                                                                   -----------------  ------------------

 STOCKHOLDERS' EQUITY
     Common stock, $1 par value, 9,500,000 shares authorized,
       764,911 and 704,018 shares issued and 753,861 and
       692,968 shares outstanding                                           764,911             704,018
     Preferred stock, $75 par value, 1,000 shares
       authorized, 781 shares issued and outstanding                         58,600              58,600
     Preferred stock, $25 par value, 464,625 shares authorized,
       49,107 and 3,852 shares issued and outstanding                     1,227,675              96,300
     Preferred stock, $32 par value, 34,375 shares
       authorized, 13,663 shares issued and outstanding                     437,216                   -
     Less: Treasury stock, 11,050 shares at cost                           (39,500)            (39,500)
     Notes receivable for common stock                                            -                   -
     Additional paid-in capital                                           1,995,141             999,225
     Retained earnings                                                  (1,538,343)         (2,002,023)
     Accumulated other comprehensive income                                  32,274               3,729
                                                                   -----------------  ------------------

       TOTAL STOCKHOLDERS' EQUITY                                         2,937,974           (179,651)
                                                                   -----------------  ------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 20,332,494         $ 8,400,816
                                                                   =================  ==================




--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT
ACCOUNTANTS' REVIEW REPORT.                                                    5

                               BROOKE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             MARCH 31, 2002 AND 2001


                                                              2002               2001
                                                              ----               ----
 OPERATING INCOME
      Insurance commissions                                $ 6,056,614        $ 4,695,470
      Interest income (net)                                     92,903           (61,267)
      Finder's fee                                             325,165            175,000
      Gain on sale of agencies                                  93,942                  -
      Buyer assistance plan fees                             1,061,069                  -
      Other income                                               5,866
      Gain on sale of notes receivable                         660,285            185,190
                                                       ----------------   ----------------

          TOTAL OPERATING INCOME                             8,295,844          4,994,393
                                                       ----------------   ----------------

 OPERATING EXPENSES
      Commissions expense                                    5,036,333          2,829,607
      Payroll expense                                        1,458,511            864,824
      Depreciation and amortization                            145,490            112,083
      Other operating expenses                                 767,909            382,090
                                                       ----------------   ----------------

          TOTAL OPERATING EXPENSES                           7,408,243          4,188,604
                                                       ----------------   ----------------

 INCOME FROM OPERATIONS                                        887,601            805,789
                                                       ----------------   ----------------

 OTHER EXPENSES
      Interest expense                                          42,934             57,821
                                                       ----------------   ----------------

          TOTAL OTHER EXPENSES                                  42,934             57,821
                                                       ----------------   ----------------

 INCOME BEFORE INCOME TAXES                                    844,667            747,968
          Income tax expense                                   287,187            254,309
                                                       ----------------   ----------------

 NET INCOME                                                 $  557,480         $  493,659
                                                       ================   ================

      NET INCOME PER SHARE:
          Basic                                                    .71               0.71
          Diluted                                                  .64               0.70




--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT
ACCOUNTANTS' REVIEW REPORT.                                                    6

                               BROOKE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


                                                                                                           ACCUMULATED
                                                                      NOTES                    RETAINED       OTHER
                                  COMMON   PREFERRED   TREASURY  RECEIVABLE FOR  ADD'L PAID-   EARNINGS   COMPREHENSIVE
                                   STOCK     STOCK       STOCK    COMMON STOCK   IN CAPITAL    (DEFICIT)     INCOME         TOTAL
 BALANCES, DECEMBER 31, 2000     $704,018 $    58,600  $(39,500)    $     -     $ 1,103,702  $ (2,452,773)  $      -     $ (625,953)

 Dividends paid                                                                                   (42,909)                  (42,909)
 Preferred stock issued                        96,300                                                                        96,300
 Fair market value of
   contributed services                                                              10,000                    10,000
 Deferred charges                                                                  (114,477)                 (114,477)
 Comprehensive income:
     Interest-only strip
       receivable, fair
       market value                                                                                            3,729          3,729
 Net income
                                                                                                  493,659                   493,659
                                 -------- -----------  --------     -------     -----------  ------------   ---------    ----------
 BALANCES, MARCH 31, 2001        $704,018 $   154,900  $(39,500)    $     -     $   999,225  $ (2,002,023)  $   3,729    $ (179,651)
                                 ======== ===========  ========     =======     ===========  ============   =========    ==========

 BALANCES, DECEMBER 31, 2001     $704,018 $ 1,899,850  $(39,500)    $(8,193)    $   703,023  $ (1,990,093)  $   7,311    $1,276,416
 Dividends paid                                                                                  (105,730)                 (105,730)
 Preferred stock issued                     1,345,966
                                                                                                                          1,345,966
 Fair market value of
   contributed services                                                              10,000                                  10,000
 Equity conversion                 60,893  (1,522,325)                            1,461,432                                       -
 Loan proceeds for common
   stock issuances                                                    8,193                                                   8,193
 Deferred charges                                                                  (179,314)                               (179,314)
 Comprehensive income:
     Interest-only strip
       receivable, fair
       market value                                                                                            24,963        24,963
 Net income                                                                                       557,480                   557,480
                                 -------- -----------  --------     -------     -----------  ------------   ---------    ----------

 BALANCES, MARCH 31, 2002        $764,911 $ 1,723,491  $(39,500)    $    -      $ 1,995,141  $ (1,538,343)  $  32,274    $2,937,974
                                 ======== ===========  ========     =======     ===========  ============   =========    ==========




--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT
ACCOUNTANTS' REVIEW REPORT.                                                    7

                               BROOKE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001



CASH FLOWS FROM OPERATING ACTIVITIES:                                       2002                2001
                                                                            ----                ----
     NET INCOME                                                          $  557,480          $  493,659

 ADJUSTMENTS TO RECONCILE NET INCOME TO
     NET CASH FLOWS FROM OPERATING ACTIVITIES:
     Depreciation                                                            70,000              70,000
     Amortization                                                            75,490              42,083
     Fair market value of contributed services                               10,000              10,000
     (Gain) loss on sale of inventory                                       (93,942)                  -
     Deferred income tax expense (benefit)                                  287,187             254,309
     Gain on sale of notes receivable                                      (660,285)           (185,190)

     (INCREASE) DECREASE IN ASSETS:
        Accounts and notes receivables, net                                (599,644)           (634,983)
        Other receivables                                                     3,092             (13,866)
        Prepaid expenses and other assets                                   (80,557)             11,013

     INCREASE (DECREASE) IN LIABILITIES:
        Accounts and expenses payable                                        24,582              69,207
        Other liabilities                                                  (206,648)            565,047
                                                                   -----------------  ------------------

     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (613,245)            681,279
                                                                   -----------------  ------------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash payments for property and equipment                              (129,251)            (17,318)
     Purchase of insurance agency inventory                              (2,331,819)           (749,900)
     Proceeds from sale of insurance agency inventory                     4,855,731             749,900
                                                                   -----------------  ------------------

     NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                  2,394,661             (17,318)
                                                                   -----------------  ------------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred charges                                                      (179,314)           (114,477)
     Dividends paid                                                        (105,730)            (42,909)
     Cash proceeds from bond issuance                                       580,000           1,010,000
     Cash proceeds from preferred stock issuance                          1,345,966              96,300
     Payments on bond maturities                                           (975,000)                  -
     Advances on short-term borrowing                                             -             300,000
     Payments on short-term borrowing                                      (176,390)           (180,000)
     Payments on long-term debt                                          (1,512,528)         (1,280,318)
                                                                   -----------------  ------------------

     NET CASH USED IN FINANCING ACTIVITIES                               (1,022,996)           (211,404)
                                                                   -----------------  ------------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS                                  758,420            452,557
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           4,787,869          1,683,513
                                                                   -----------------  ------------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 5,546,289         $ 2,136,070
                                                                   =================  ==================



--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT
ACCOUNTANTS' REVIEW REPORT.                                                    8

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


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                             9

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


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            10

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



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            11

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

(j)      GAIN OR LOSS ON SALE OF ASSETS

"Investment in Agencies" gains or losses are the difference between the insurance agency's sales price and the insurance agency's book value, which is carried at the lower of cost or fair value. Insurance agencies are typically sold in the same units as purchased. However, in instances where a part, or segment, of an insurance agency unit is sold, then management estimates the fair value of the segment of the insurance agency unit being sold and the difference between the sales price and the resulting fair value estimation is the amount of the gain or loss. Any such fair value estimation is evaluated for reasonableness by comparing the market value estimation of the segment to the book value for the entire insurance agency unit. Fair value estimations are based on comparable sales information that takes into consideration agency characteristics such as customer type, customer account size, supplier size and billing methods.

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


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            12

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

(m)      EQUITY RIGHTS AND PRIVILEGES



Convertible preferred stockholders shall be entitled to a 9% cumulative dividend in cash of the liquidation value of such stock per share per annum, as determined by the Board of Directors. Convertible preferred stock may convert to common stock at a rate of 13 shares of common stock for 1 share of preferred stock. Convertible preferred stock has no voting rights. Holders of convertible preferred stock, upon liquidation or dissolution of the Company, are entitled to be paid an amount equal to $75 for each share of preferred stock not converted into common stock before any amount may be paid to holders of common stock. In addition to the convertible preferred stock, the Company is authorized to issue 499,000 shares of preferred stock. The authorized shares consist of 100,000 shares of 2002 convertible preferred stock, 10,000 shares of 2002A convertible preferred stock, and 34,375 shares of 2002B convertible preferred stock. The remaining 354,625 shares are "undesignated" preferred stock. The holders of the 2002 convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 10% of the liquidation value of such stock per share per annum if determined by the Board of Directors. On or prior to April 1, 2002, the holders of 2002 and 2002A convertible preferred stock have the right, at their option, to convert their shares to common stock; one share of 2002 or 2002A convertible preferred stock will be exchanged for one share of common stock. In the case of liquidation or dissolution of the Company, the holders of the 2002 or 2002A convertible preferred stock shall be entitled to be paid in full the liquidation value, $25 per share, after payment of full liquidation value to the holders of convertible preferred stock and before the holders of common stock. On or prior to May 15, 2002, the holders of 2002B convertible preferred stock have the right, at their option, to convert their shares to common stock; one share of 2002B convertible preferred stock will be exchanged for one share of common stock. In the case of liquidation or dissolution of the Company, the holders of the 2002B convertible preferred stock shall be entitled to be paid in full the liquidation value, $32 per share, after payment of full liquidation value to the holders of convertible preferred stock, 2002 convertible preferred stock, 2002A convertible preferred stock, and before the holders of common stock. The common stockholders shall possess all rights and privileges afforded to capital stock by law, subject to holders of convertible preferred stock.



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            13

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


                                                                                    2002             2001
                                                                                     ----            ----
BASIC EARNINGS PER SHARE
Net Income                                                                      $   557,480       $  493,659
Less: Preferred Stock Dividends                                                     (64,152)          (1,319)
                                                                         -------------------   ----------------
Income Available to Common Stockholders                                             493,328          492,340
Common Stock Shares                                         704,695
Less: Treasure Stock Shares                                 (11,050)                693,645          692,968
                                                                         -------------------   ----------------
Basic Earnings Per Share                                                        $       .71       $      .71
                                                                         ==================    ================

DILUTED EARNINGS PER SHARE                                                          2002              2001
                                                                                    ----              ----
Net Income                                                                      $   557,480       $  493,659
Common Stock Shares                                         704,695
Less: Treasure Stock Shares                                 (11,050)
Plus: Shares from Assumed Conversions
781 Shares of $75 par at 13 to 1                             10,153                  10,153
49,032 Shares of $25 at 1 to 1                              109,323
13,663 Shares of $32 at 1 to 1
                                                             13,663
Stock Option Shares                                          45,500                 872,284          706,973
                                                                         -------------------   ----------------

Diluted Earnings Per Share                                                        $     .64         $    .70
                                                                         ==================    ================



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            14

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


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            15

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


2.       NOTES RECEIVABLE

At March 31, 2002 and 2001, notes receivable consist of the following:



                                                                                 03/31/2002                   03/31/2001
                                                                                 ----------                   ----------
Agency loans                                                                   $ 44,534,787                  $ 24,483,260
Less: Agency loan participation                                                 (41,029,677)                  (24,009,176)
Equipment loans                                                                           0                         1,441
Less: Equipment loan participation                                                        0                        (1,441)
Consumer loans                                                                       89,668                       174,663
Less: Consumer loan participation                                                   (88,668)                     (174,663)
                                                                            -----------------            ------------------
          Total notes receivable, net                                             3,506,110                      474,084

Interest earned not collected on notes                                              515,197                      239,593
Customer receivables                                                              4,268,528                    2,566,932
                                                                            -----------------            ------------------

Total accounts and notes receivable, net                                       $  8,289,835                  $ 3,280,609
                                                                            =================            ==================



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


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            16

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


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            17

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


2.       NOTES RECEIVABLE (CONT.)


Although substantially all of the company's loans are adjustable, a discount rate has been applied to reflect the net present value of future revenue streams. As such, changes in the net present value rate, or discount rate, resulting from interest rate variations, would adversely affect the asset's fair value.



The fair value of the interest-only strip receivable is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following table. The fair value of the interest-only strip receivable is reduced by the amount of estimated credit losses, which are calculated using the estimated credit loss percentage noted in the following table. On March 31, 2002 and 2001, the fair value of the interest-only strip receivable recorded by the Company was $554,764 and $78,687 respectively. The Company has classified the interest-only receivable asset as available for sale



The fair value of the "Servicing Asset" (or liability) is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the following table. On March 31, 2002 and 2001, the fair value of the servicing asset recorded by the Company was $563,699 and $104,661 respectively.


Key economic assumptions used in measuring the retained interests and recourse obligations at the date of loan participation sales completed during the year were as follows (rates per annum):



                                                   Agency Loans                              Agency Loans
                                            (Adjustable Rate Stratum)*                   (Fixed-Rate Stratum)
Prepayment speed                                        10%                                        10%
Weighted average life (MONTHS)                        100.89                                       N/A
Expected credit losses                                  5%                                         5%
Discount rate                                          8.5%                                      11.00%



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

At March 31, 2002, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:


                                                                   Agency Loans                 Agency Loans
                                                            (Adjustable Rate Stratum)      (Fixed Rate Stratum)

PREPAYMENT SPEED ASSUMPTION (ANNUAL RATE)                              10%                          N/A
  Impact on fair value of 10% adverse change                        $(36,392)                       N/A
  Impact on fair value of 20% adverse change                        $(67,655)                       N/A

EXPECTED CREDIT LOSSES (ANNUAL RATE)                                    5%                          N/A
  Impact on fair value of 10% adverse change                        $(11,695)                       N/A
  Impact on fair value of 20% adverse change                        $(23,392)                       N/A

DISCOUNT RATE (ANNUAL)                                                 8.5%                         N/A
  Impact on fair value of 10% adverse change                        $(28,832)                       N/A
  Impact on fair value of 20% adverse change                        $(56,546)                       N/A



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            18

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


The above adverse changes are calculated on the Company's retained interests in loans sold to participating lenders totaling $41,118,345 and excludes unsold loans totaling $3,506,110. The above adverse changes for expected credit losses are calculated on the Company's retained interests in loans sold with recourse to participating lenders totaling $10,222,565 and excludes unsold and non-recouse loans totaling $34,401,990.



THE FOLLOWING ILLUSTRATE HOW THE CHANGES IN FAIR VALUES WERE CALCULATED FOR 10% AND 20% ADVERSE CHANGES IN KEY ECONOMIC ASSUMPTIONS (PREPAYMENT SPEED OF 10%, CREDIT LOSS RATE OF 5% AND DISCOUNT RATE OF 8.5%).



10% ADVERSE CHANGE IN PREPAYMENT SPEED ON RETAINED SERVICING INTEREST:
----------------------------------------------------------------------

Estimated cash flows from loan servicing fees @ 11% prepay speed                                  $1,139,117
Servicing expense @ 11% prepay speed                                                                (309,111)
Discount of estimated cash flows to present value @ 8.5% discount rate                              (285,602)
Carrying value of retained servicing interest in loan participations (adverse)                       544,404

Carrying value of retained servicing interest in loan participations (normal)                       (563,699)
Decrease of carrying value due to adverse change                                                   $ (19,295)

20% ADVERSE CHANGE IN PREPAYMENT SPEED ON RETAINED SERVICING INTEREST

Estimated cash flows from loan servicing fees @ 12% prepay speed                                   $1,089,920
Servicing expense @ 12% prepay speed                                                                (299,360)
Discount of estimated cash flows to present value @ 8.5% discount rate                              (263,204)
Carrying value of retained servicing interest in loan participations (adverse)                        527,356

Carrying value of retained servicing interest in loan participations (normal)                       (563,699)
Decrease of carrying value due to adverse change                                                   $ (34,343)


10% ADVERSE CHANGE IN PREPAYMENT SPEED ON RETAINED INTEREST (STRIP RECEIVABLE):

Estimated cash flows from interest income @ 11% prepay speed                                       $ 948,111
Estimated credit loss on recourse loans @ 5% credit loss/11% prepay speed                          (212,981)
Discount of estimated cash flows to present value @ 8.5% discount rate                             (197,463)
Carrying value of retained interest in loan participations (adverse)                                 537,667

Carrying value of retained interest in loan participations (normal)                                (554,764)
Decrease of carrying value due to adverse change                                                   $(17,097)




--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            19

20% ADVERSE CHANGE IN PREPAYMENT SPEED ON RETAINED INTEREST (STRIP RECEIVABLE):
-------------------------------------------------------------------------------

Estimated cash flows from interest income @ 12% prepay speed                                       $ 917,352
Estimated credit loss on recourse loans @ 5% credit loss/12% prepay speed                          (206,491)
Discount of estimated cash flows to present value @ 8.5% discount rate                             (189,409)
Carrying value of retained interest in loan participations (adverse)                                 521,452

Carrying value of retained interest in loan participations (normal)                                (554,764)
Decrease of carrying value due to adverse change                                                   $(33,312)


10% ADVERSE CHANGE IN CREDIT LOSS RATE ON RETAINED INTEREST (STRIP RECEIVABLE):
-------------------------------------------------------------------------------

Estimated cash flows from interest income @ 10% prepay speed                                       $ 981,665
Estimated credit loss on recourse loans @ 5.5% credit loss/10% prepay speed                        (235,691)
Discount of estimated cash flows to present value @ 8.5% discount rate                             (202,905)
Carrying value of retained interest in loan participations (adverse)                                 543,069

Carrying value of retained interest in loan participations (normal)                                (554,764)
Decrease of carrying value due to adverse change                                                   $(11,695)

20% ADVERSE CHANGE IN CREDIT LOSS RATE ON RETAINED INTEREST (STRIP RECEIVABLE):
-------------------------------------------------------------------------------

Estimated cash flows from interest income @ 10% prepay speed                                       $ 981,665
Estimated credit losses on recourse loans @ 6% credit loss /10% prepay speed                       (250,589)
Discount of estimated cash flows to present value @ 8.5% discount rate                             (199,704)
Carrying value of retained interest in loan participations (adverse)                                 531,372

Carrying value of retained interest in loan participations (normal)                                (554,764)
Decrease of carrying value due to adverse change                                                   $(23,392)

10% ADVERSE CHANGE IN DISCOUNT RATE ON RETAINED SERVICING INTEREST:
--------------------------------------------------------------------

Estimated cash flows from loan servicing fees @ 10% prepay speed                                   $1,164,933
Servicing expense @ 10% prepay speed                                                                (320,308)
Discount of estimated cash flows to present value @ 9.35% discount rate                             (296,046)
Carrying value of retained servicing interest in loan participations (adverse)                        548,579

Carrying value of retained servicing interest in loan participations (normal)                       (563,699)
Decrease of carrying value due to adverse change                                                   $ (15,120)

20% ADVERSE CHANGE IN DISCOUNT RATE ON RETAINED SERVICING INTEREST:
--------------------------------------------------------------------

Estimated cash flows from loan servicing fees @ 10% prepay speed                                   $1,164,933
Servicing expense at 10% prepay speed                                                               (320,308)
Discount of estimated cash flows to present value @ 10.2% discount rate                             (310,583)
Carrying value of retained servicing interest in loan participations (adverse)                        534,042

Carrying value of retained servicing interest in loan participations (normal)                       (563,699)
Decrease of carrying value due to adverse change                                                   $ (29,657)




--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            20


10% ADVERSE CHANGE IN DISCOUNT RATE ON RETAINED INTEREST (STRIP RECEIVABLE):
---------------------------------------------------------------------------

Estimated cash flows from interest income @ 10% prepay speed                                      $  981,665
Estimated credit losses on recourse loans @ 5% loss rate                                           (220,792)
Discount of estimated cash flows to present value @ 9.35% discount rate                            (219,821)
Carrying value of retained interest in loan participations (adverse)                                 541,052

Carrying value of retained interest in loan participations (normal)                                (554,764)
Decrease of carrying value due to adverse change                                                  $ (13,712)

20% ADVERSE CHANGE IN DISCOUNT RATE ON RETAINED INTEREST (STRIP RECEIVABLE):
----------------------------------------------------------------------------

Estimated cash flows from interest income @ 10% prepay speed                                      $  981,665

Estimated credit losses on recourse loans @ 5% loss rate                                           (220,792)
Discount of estimated cash flows to present value @ 10.2% discount rate                            (232,998)
Carrying value of retained interest in loan participations (adverse)                                 527,875

Carrying value of retained interest in loan participations (normal)                                (554,764)
Decrease of carrying value due to adverse change                                                  $ (26,889)



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


                                                                        AGENCY RECOURSE LOANS SOLD IN
          ACTUAL & PROJECTED CREDIT LOSSES (%) AS OF:                  1999           2000          2001
                       December 31, 2001                                0               0             0
                       December 31, 2000                                0               0
                       December 31, 1999                                0


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            21

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
                                               ===========      ==========


*Loans 60 days or more past due are based on end of period total loans. **Owned and participated loans in which the Company has a risk of loss.
***Net credit losses are charge-offs and are based on total loans outstanding. ****Represents the principal amount of the loan. Interest receivable and servicing rights held for participation loans are excluded from this table because they are recognized separately.

As an employment incentive, Brooke Credit Corporation has loaned money to certain employees for the purpose of acquiring the Company's common stock. Of the consumer loans at March 31, 2002 and 2001, $89,668 and $176,104, respectively, have been made to employees for this purpose. All such loans have been sold to unaffiliated third parties without recourse.

3.       PROPERTY AND EQUIPMENT

A summary of property and equipment and depreciation is as follows:


                                                                                       2002                      2001
                                                                                       ----                      ----
Furniture and fixtures                                                             $   368,825               $   304,855
Office and computer equipment                                                        1,541,725                 1,446,873
Automobiles                                                                            623,758                   532,685
Building, construction in process                                                      259,686                         -
                                                                                ---------------           ---------------
                                                                                     2,793,994                 2,284,413
Less:  Accumulated depreciation                                                     (1,822,324)               (1,635,446)
                                                                                ---------------           ---------------

Property and equipment, net                                                        $   971,670               $   648,967
                                                                                ===============           ===============

Depreciation expense                                                               $    70,000               $    70,000
                                                                                ===============           ===============




--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            22

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001



4.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS



                                                                                            2002               2001
                                                                                            ----               ----
First National Bank & Trust, Phillipsburg, KS, line of credit, $960,000 available, $0 not utilized. Due January 2003. Interest rate is 8%.
Collateralized by accounts receivable.                                                  $ 960,000         $ 960,000

State Bank of Colwich, Colwich, KS, due August 2004. Interest rate is 11.75%,
payable $1,435 monthly. Collateralized by insurance agency assets.                         34,782            47,111

Chrysler Financial, Overland Park, KS, due February 2001 to December 2003.
Interest rates are 7.80% to 8.94%, payable monthly. Collateralized by automobiles.        173,597           110,168

Colonial Pacific, Portland, OR, due December 2001. Interest rate is 14.811%
payable $2,083 monthly. Collateralized by personal guaranty of certain
officers of Brooke Corporation.                                                              -               17,435

Brooke Investments, Inc., Phillipsburg, KS, due February 2007. Interest rate is 10.00%, payable $1,718 monthly. Note is sold to participating bank.
Collateralized by certain agency assets acquired by Brooke Investments, Inc.               79,646            91,637

David Patterson, Sr., Phoenix, AZ, due March 2008. Interest rate is 0%, payable
$1,112 monthly. Unsecured deferred compensation agreement provided by
The American Agency, Inc.                                                                    -               10,008

Hartley Agency, Inc., Baxter Springs, KS, due June 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                              -              201,564

Premier Insurance Agency, Poplar Bluff, MO. Interest rate is 5.00%, balance due January 2002. Collateralized by certain agency assets acquired by Brooke
Corporation.                                                                                 -              639,737

Stewart Insurance, Monroe, LA, due August 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired
by Brooke Corporation.                                                                       -              252,245

APB Insurers, Crane, MO, due July 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                          -               77,445

Roppolo Insurance, Shreveport, LA, due July 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired
by Brooke Corporation.                                                                       -              115,289



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            23

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


4.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Dawn Insurance Agency, Inc. Strasburg, CO, due May 2003. Interest rate is 0%, payable $43,322 annually. Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                      $ 86,644           $   -

Lalumondier Insurance, Inc., Kearney, MO, due September 1, 2004. Interest
rate is 5%, annual installments of $68,219 thereafter. Collateralized by
certain agency assets acquired by Brooke Corporation.                                     204,656               -

Anderson Insurance Agency, Inc, Ballwin, MO, due May 2002. Interest rate is
7.5%, entire balance is due at maturity. Collateralized by certain agency
assets acquired by Brooke Corporation.                                                    163,300               -

Phares and Lites Agency, Inc., Many, LA, due June 2002. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                           207,825               -

Bond-Pyatt Insurance Agency, Inc., St. Louis, MO, due August 2006. Interest
rate at prime rate, first installment of $89,465 due January 2002, and annual installments of $89,465 thereafter. Collateralized by certain agency assets
acquired by Brooke Corporation.                                                           447,326               -

All Drivers Insurance Inc., Colorado Springs, CO, due September 2003.
Interest rate is 5%, annual payments of $112,500. Collateralized by certain
agency assets acquired by Brooke Corporation.                                             225,000               -

Gateway Realty of Columbus, Inc., Columbus, NE, due September 2010. Interest
rate is 7%, annual principal payments of $67,345. Collateralized by certain
agency assets acquired by Brooke Corporation.                                             606,109               -

Gary Karch & Associates A-1 Insurance, Mt. Vernon, IL, due December 2002.
Interest rate is 0%. Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                               67,500               -

Kohn-Senf Insurance Agency, Inc., St. Louis, MO, due December 2002. Interest
rate is 5%, entire balance due at maturity. Collaterized  by certain agency
assets acquired by Brooke Corporation.                                                     80,500               -

Sun Century Insurance Agency, Inc., Phoenix, AZ, due December 2003. Interest
rate is 5%, annual principal payments of $67,333. Collaterized by certain
agency assets acquired by Brooke Corporation.                                             134,667               -

W.I. of Florida, Inc., Tampa, FL, due December 2003. Interest rate is 0%, annual payments of $73,176. Collaterized by certain agency assets acquired
by Brooke Corporation.                                                                    146,352               -

--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            24

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


4.          BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)


Watson & Associates Insurance Services, Inc., Phoenix, AZ, due November 2004.
Interest rate is 0%, annual payments of $57,167. Collaterized by certain
agency assets acquired by Brooke Corporation.                                           $ 171,500       $       -

Barry James Christensen, due January 2005. Interest rate is 0%, annual payments
of $93,333. Collaterized by certain agency assets acquired by Brooke Corporation.         280,000               -

Service First Insurance, due January 2005. Interest rate is 0%, annual payments
of $281,375. Collaterized by certain agency assets acquired by Brooke Corporation.        744,125               -

Goodman Insurance, due February 2004. Interest rate is 0%, annual payments of
$186,063. Collaterized by certain agency assets acquired by Brooke Corporation.           372,125               -

JD Failla & Associates, due February 2003. Interest rate is 0%, quarterly payments of $127,188. Collaterized by certain agency assets acquired by
Brooke Corporation.                                                                       527,241               -

Donna Sue Saffel, due March 2003. Interest rate is 0%, annual payments of
$62,500. Collaterized by certain agency assets acquired by Brooke Corporation.             62,500               -

All Insurance, due March 2005. Interest rate is 0%, annual payments of $25,196.
Collaterized by certain agency assets acquired by Brooke Corporation.                      75,589               -

Jim Bob Nation Insurance, due March 2005. Interest rate is 0%, annual payments
of $116,746. Collaterized by certain agency assets acquired by Brooke Corporation.        350,238               -

Able Insurance, due March 2006. Interest rate is 0%, annual payments of $45,867.
Collaterized by certain agency assets acquired by Brooke Corporation.                     183,469               -
                                                                                       ----------         ---------

Total bank loans and notes payable                                                      6,384,691         2,522,635
Bonds payable (See Note 5) and Capital lease obligation (See Note 6)                    6,210,000         2,825,000
                                                                                       ----------         ---------

Total bank loans, notes payable and other long-term obligations                        12,594,691         5,347,635
Less:  Current maturities and short-term debt

Total bank loans, notes payable and other long-term obligations                        (2,973,491)       (2,710,221)
                                                                                       ----------        ----------

Total long-term debt                                                                   $9,621,200        $2,637,414
                                                                                       ==========        ==========



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


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            25

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


4.         BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Bank loans, notes payable and other long-term obligations mature as follows:


         TWELVE MONTHS ENDING        BANK LOANS &                                BONDS
               MARCH 31              NOTES PAYABLE       CAPITAL LEASE          PAYABLE              TOTAL
                 2003                   $ 2,548,491            $ 60,000         $   365,000        $ 2,973,491
                 2004                     2,374,923              65,000            -                 2,439,923
                 2005                       791,667              70,000           5,020,000          5,881,667
                 2006                       217,188              75,000            -                   292,188
                 2007                       183,038              80,000            -                   263,038
              Thereafter                    269,384             475,000            -                   744,384
                                    ----------------    ----------------    ----------------     --------------

                                        $ 6,384,691            $825,000         $ 5,385,000        $12,594,691
                                    ================    ================    ================     ==============



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            26

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

At March 31, 2002 and 2001, the bonds payable consist of:

                                                                                     2002                    2001
                                                                                   PRINCIPAL               PRINCIPAL
      BOND SERIES              RATE                     MATURITY                     VALUE                   VALUE
      -----------              ----                     --------                     -----                   -----
         1997B               10.250%                January 1, 2002              $     -                  $ 155,000
         1997C               10.500%                January 1, 2003                 365,000                 245,000
         1997D               10.125%                  July 1, 2001                     -                    715,000
         1998E               10.125%                January 1, 2002                    -                    820,000
         2001F                9.125%                  July 1, 2004                5,020,000                 890,000
                                                                              --------------          --------------

         Total                                                                   $5,385,000              $2,825,000
                                                                              ==============          ==============

Interest payable is $124,100 and $59,699 at March 31, 2002 and 2001, respectively.


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            27

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


Future capital lease payments and long term operating lease payments are as follows:


                                                                    CAPITAL        OPERATING
                                                                     REAL            REAL
                            PERIOD                                   ESTATE          ESTATE         TOTAL
                                                                   ---------        --------       --------
2002..........................................................     $  54,063        $260,296       $314,359
2003..........................................................       115,163         327,159        442,322
2004..........................................................       121,450         139,858        261,308
2005..........................................................       117,119          83,368        200,487
2006..........................................................       122,450          80,764        203,214
2007..........................................................       117,100          20,339        137,439
2008 and thereafter........................................          521,843            -           521,843
                                                                ------------       ---------     -----------
Total minimum lease payments                                       1,169,188        $911,784     $2,080,972
                                                                                   =========     ==========
Less amount representing interest                                   (344,188)
                                                                ------------
Total obligations under capital leases                               825,000
Less current maturities of obligations under capital leases          (60,000)
                                                                ------------
Obligations under capital leases payable after one year             $765,000
                                                                ============


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            28

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


7.       INCOME TAXES

The elements of income tax expense (benefit) are as follows:



                                                                     2002                   2001
                                                                      ----                  ----
                 Current                                            $      0              $      0
                 Deferred                                            287,187               254,309
                                                                    --------              --------

                                                                    $287,187              $254,309
                                                                    ========              ========


The Company's net operating loss carryforwards are used to offset the current tax expense by decreasing the deferred tax asset

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

                                                                                      2002               2001
                                                                                      ----               ----
       U.S. federal statutory tax rate                                                34%                34%
       State statutory tax rate                                                        4%                 4%
       Effect of the utilization of net operating loss carryforwards                  (3%)               (3%)
       Miscellaneous                                                                  (1%)               (1%)
                                                                                    ---------          ---------

       Effective tax rate                                                             34%                34%
                                                                                    =========          =========

Reconciliation of deferred tax asset:


                                                                         2002                   2001
                                                                         ----                   ----
           Beginning balance, January 1                                $ 495,825              $ 854,066
           Deferred income tax (expense) benefit                        (287,187)              (254,309)
                                                                      ----------             ----------

           Balance, March 31                                           $ 208,638              $ 599,757
                                                                      ==========             ==========



Expiration dates of net operating loss carryforwards:

                                2020                                $613,641




--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            29

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

The table below reflects summarized financial information concerning the Company's reportable segments for the years ended March 31, 2002 and 2001:




                                               INSURANCE          FINANCIAL        ELIMINATION OF
                                                AGENCY             SERVICES         INTERSEGMENT       CONSOLIDATED
                                               BUSINESS            BUSINESS           ACTIVITY            TOTALS
                                               --------           ---------        --------------      -------------
  2002
  Insurance commissions                     $ 6,056,614           $    -             $    -             $ 6,056,614
  Interest income                              (125,625)             310,997           (92,469)             92,903
  Gain on sale of notes receivable                                   660,285                               660,285

  Interest expense                               42,934                                   -                 42,934
  Commissions expense                         5,036,333                -                  -              5,036,333
  Depreciation and amortization                  98,691              46,799               -                145,490
  Segment assets                             15,905,058           10,213,756        (5,786,320)         20,332,494
  Expenditures for segment assets               268,311                -                  -                268,311



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            30

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


10.      SEGMENT AND RELATED INFORMATION (CONT.)



                                              INSURANCE           FINANCIAL        ELIMINATION OF
                                               AGENCY             SERVICES         INTERSEGMENT       CONSOLIDATED
                                              BUSINESS            BUSINESS           ACTIVITY            TOTALS
                                              --------            ---------        ---------------     -----------
  2001
  Insurance commissions                      $4,695,470         $     -             $     -            $4,695,470
  Interest income                               (59,699)            60,786              (62,354)          (61,267)
  Gain on sale of notes receivable                -                185,190                -               185,190
  Interest expense                               57,821                                   -                57,821
  Commissions expense                         2,829,607               -                   -             2,829,607
  Depreciation and amortization                 106,512              5,571                -               112,083
  Segment assets                              8,527,185          3,818,629           (3,944,998)        8,900,816
  Expenditures for segment assets                84,406               -                   -                84,406




                   PROFIT (LOSS)                                         2002              2001
                                                                         ----              ----
                   Insurance Agency profit                          $    753,031        $ 1,641,831
                   Financial Services profit                             832,014            178,051
                                                                    ------------        -----------
                   Total segment profit                                1,585,045          1,819,882
                   Unallocated amounts:
                       Finders fees                                      325,165            175,000
                       Buyer assistance plan fees                      1,061,069              -
                       Gain on sale of agencies                           93,942              -
                       Other corporate expenses                       (2,220,554)        (1,246,914)
                                                                    ------------        -----------

                     Income before income taxes                     $    844,667       $   747,968
                                                                    ============        ===========




--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            31

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


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            32

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


--------------------------------------------------------------------------------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.                      33

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


13.     RELATED PARTY INFORMATION (CONT.)

Shawn Lowry is the sole manager of First Financial Insurance Group, L.L.C., a Kansas limited liability company. Michael Lowry is the sole member of First Financial Insurance Group, L.L.C.. The business purpose of First Financial includes investing in agencies and guaranteeing loans made by Brooke Credit Corporation to franchise agents who have bought agencies from the Company. On June 1, 2001, First Financial Group, L.C., guaranteed 65% of the Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas. In consideration for this guaranty, First Financial Group, L.L.C. received a 15% profit interest in Palmer, L.L.C. The loan was executed on June 1, 2001 and is scheduled to mature on September 1, 2011. As of March 31, 2002 , the loan principal balance was $763,066. Except for retained principal loan balances totaling $141,676, all Palmer, L.L.C. loans made by Brooke Credit Corporation have been sold with recourse to unaffiliated lenders. As such, the Company's exposure to loss is limited to the retained loan balance and its recourse obligation. First Financial Insurance Group's obligation with regards to Palmer, L.L.C. loans is indirect and the Company's believes its exposure to loss from First Financial Group's failure to honor its guarantee is limited.

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



--------------------------------------------------------------------------------
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


--------------------------------------------------------------------------------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.                      35

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

14.     CONTINGENCY

The Company is filing voluntarily with the SEC (Securities and Exchange Commission). The Company has not received notice of clearing comments, therefore, it is possible future SEC comments could have an effect on this review report.

15.      ACQUISITIONS AND DIVESTITURES



On June 30, 2000, the Company acquired 900 shares of Interstate Insurance Group, LTD from Gerald Lanio and William Tyer. These shares represented 100% of the shares outstanding. The total purchase price was estimated to be $1,200,000 plus Interstate's net tangible book value however that portion of the purchase price exceeding net tangible book value was contingent upon future revenues. Therefore, in accordance with paragraph 80 of APB 16, the purchase price was recorded as an asset when cash payments were made to the sellers. Cash payments of $300,000 and $162,877 were recorded as Excess Cost of Purchased Subsidiary in 2000 and 2001 respectively. As disclosed in footnote 1(g) to these financial statements, these amounts were subsequently written off as impaired.



16.      COMPENSATED ABSENCES

The Company has not accrued compensated absences, however, the total amount is not deemed to be material.





--------------------------------------------------------------------------------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.                      36

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001



17.      STOCK-BASED COMPENSATION

The Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123:



                                                                           2002
                                                                           ----
         Net income:
              As reported                                               $ 557,480
              Pro forma                                                   373,198
         Basic earnings per share:
              As reported                                                     .71
              Pro forma                                                       .45
         Diluted earnings per share:
              As reported                                                     .64
              Pro forma                                                       .43


         The fair value of the options granted during 2002 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:


                                                                             2002
                                                                             ----
         Expected term                                                  2.9 years
         Expected stock volatility                                            30%
         Risk-free interest rate                                               5%
         Dividend                                                              1%
         Fair value per share                                              $ 6.07



--------------------------------------------------------------------------------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.                      37

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


                                                                      SHARES UNDER             WEIGHTED AVERAGE
                                                                         OPTION                 EXERCISE PRICE
         -------------------------------------------------------------------------------------------------------
         Outstanding, Jan. 1, 2002                                          -                      $   -
         Granted                                                       45,500                         25
         Exercised                                                          -                          -
         TERMINATED AND EXPIRED                                             -                          -
         -------------------------------------------------------------------------------------------------------
         Outstanding, Mar. 31, 2002                                    45,500                       $ 25
         =======================================================================================================

         Options to purchase 45,500 shares were exercisable at March 31, 2002. The following table summarizes information concerning outstanding and exercisable options at March 31, 2002.


                                                         OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
         -----------------------------------------------------------------------------------------------------------
                                                              REMAINING       WEIGHTED                     WEIGHTED
                                                             CONTRACTUAL       AVERAGE                      AVERAGE
                                                NUMBER          LIFE          EXERCISE         NUMBER      EXERCISE
         RANGE OF EXERCISABLE PRICES          OUTSTANDING     IN YEARS          PRICE        EXERCISABLE     PRICE
         ---------------------------------------------------------------------------------------------------------
                      $ 25                       45,500            2.9           $ 25          45,500         $ 25




--------------------------------------------------------------------------------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.                      38

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001


18.      GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001. The FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets", collectively referred to as the "Standards," which are effective for the Company as of January 1, 2002. SFAS No. 141 supercedes APB No. 16, "Business Combinations." The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) required that un-amortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supercedes APB No. 17, "Intangible Assets," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

The following table adjusts reported net income and earnings per share for the 3 months ended March 31, 2001 (prior to the adoption date) to exclude amortization of goodwill and other intangible assets with indefinite useful lives:



                                                                 NET INCOME        BASIC EPS      DILUTED EPS
As reported                                                       $493,659            .71             .70
Amortization of goodwill                                               624            .00             .00
                                                                 ------------ --------------- ---------------
                                                                  $494,283            .71             .70
                                                                 ============ =============== ===============




There are no intangible assets with indefinite useful lives, other than goodwill, as of March 31, 2002, and March 31, 2001. The intangible assets with definite useful lives have a value of $1,255,563 and $926,050 as of March 31, 2002, and March 31, 2001, respectively. These assets are included in "Other Assets" in the balance sheet. Amortization expense was $75,490 and $42,564 for the period ended March 31, 2002 and 2001, respectively.




--------------------------------------------------------------------------------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.                      39

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001




19.      Supplemental Cash Flow Disclosures



SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest                                           $  42,934       $  57,821
                                                                     ==========      ==========
     Cash paid for income tax                                         $       -       $       -
                                                                     ==========      ==========
     Non cash financing activity - additional paid in
        capital for contributed services                              $  10,000       $  10,000
                                                                     ==========      ==========




During the three month period ending March 31, 2002, the statement of cash flows reflect the purchase of agencies into inventory totaling $2,331,819 and the sale of agencies from inventory totaling $4,855,731. Despite an increase of $227,126 in agency inventory from the December 31, 2001 balance sheet, net cash of $2,523,912 was provided by the Company's agency inventory activities because $2,751,038 of the purchase price of agency inventory was provided by sellers per table below.




         ------------------------------------------------------------------------------------
                                                                         March 31, 2002
         ------------------------------------------------------------------------------------
         Purchase of insurance agency inventory                          $  (2,331,819)
         ------------------------------------------------------------------------------------
         Sale of insurance agency inventory                              $   4,855,731
         ------------------------------------------------------------------------------------
         Net cash provided (used) from sale of agency inventory          $  2,523,912
         ------------------------------------------------------------------------------------
         Cash (provided) by sellers of agency inventory                  $ (2,751,038)
         ------------------------------------------------------------------------------------
         (Increase) in inventory on balance sheet                        $   (227,126)
         ------------------------------------------------------------------------------------




20.         PRIOR PERIOD ADJUSTMENT



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



The Company has adjusted the deferred tax asset, income tax expense and income tax benefit for the tax effect of the prior period adjustment.



The effect of the prior period adjustment is recapped below:



--------------------------------------------------------------------------------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.                      40

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001




                              03/31/2002     03/31/2001    12/31/2001    12/31/2000   03/31/2002    03/31/2002     03/31/2002
                               RETAINED       RETAINED      RETAINED      RETAINED        NET        EARNINGS      DILUT. EARN.
                               EARNINGS       EARNINGS      EARNINGS      EARNINGS      INCOME      PER SHARE       PER SHARE
As previously reported       $(1,750,614)   $(2,596,023)  $(2,414,635)  $(3,046,773)  $  769,751    $    1.02      $    0.88

Elimination of contingent
liability with acquisition
of subsidiary                    321,623        900,000       643,246       900,000     (321,623)       (0.46)         (0.37)

Prior period adjustments
affect for deferred tax
assets                          (109,352)      (306,000)     (218,704)     (306,000)     109,352         0.16           0.13
                            ---------------------------------------------------------------------------------------------------

 As adjusted                 $(1,538,343)   $(2,002,023)  $(1,990,093)  $(2,452,773)  $  557,480    $    0.71      $    0.64
                            ===================================================================================================





--------------------------------------------------------------------------------
SEE ACCOMPANYING INDEPENDENT ACCOUNTANTS' REVIEW REPORT.                      41

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


      On February 22, 2002, the Company, through a wholly-owned subsidiary, entered into an agreement to purchase Centerville State Bank in Centerville, Kansas for approximately $1,000,000. If the acquisition had been consummated, then it would have been funded through a recently completed offering of the Company's 2002B convertible preferred stock. As such, the Company's current ratio and liquidity position were not expected to be materially impacted by this acquisition. The proposed transaction was not expected to materially impact the Company's operating profits in 2002, although the Company's assets were expected to significantly increase due to the leverage, or capital ratio, of the bank.



      An application was submitted to the Board of Governors of the Federal Reserve System for Brooke Corporation and Brooke Bancshares, Inc. to become bank holding companies and financial holding companies through the acquisition of Centerville State Bank, Centerville, Kansas. Subsequent to filing its application, the Company responded to the Federal Reserve's request for additional information. The parties were unable to obtain regulatory approval for purchase of the Centerville Bank, however, within the time frame provided in the agreement, and the sellers elected not to extend the contract. There is no agreement to purchase Centerville State Bank or any other bank at this time.


THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31,
2001


      Net income for the first quarter of 2002 was $557,480 or $.71 per share, compared with net income in the first quarter of 2001 of $493,659 or $.71 per share. Total revenues for the first quarter of 2002 were $8,295,844, which is an increase of approximately 66% from total revenues of $4,994,393 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations.


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



      The Company's effective tax rate on income was 34.0% in the first quarter of 2002 and 34.0% in the first quarter of 2001. The Company has recorded deferred tax assets of $208,638 and $599,757 as of March 31, 2002 and March 31, 2001 respectively. Based on the Company's recent profitability and management's projections of continued profitability in 2002, the Company expects the deferred tax asset to be fully realized.



      On March 31, 2002, the Company's largest asset category was accounts and notes receivables, which totaled $8,289,835 and was comprised of $3,506,110 in notes receivable balances, $515,197 in accrued interest on notes receivables and $4,268,528 in customer receivable balances. Although a loss allowance was made for the Company's long-term loss exposure related to its recourse liability on loans sold to participating lenders, no loss allowance has been made for the Company's accounts and notes receivables because these assets have a short term exposure to loss and the Company has experienced minimal credit losses. All of the Company's notes receivables are held for sale and typically sold within a short period of time. Most of the Company's accounts receivables are agent obligations that are paid at the next monthly statement settlement so accounts receivables are typically paid within 30 days.



      On March 31, 2002, customer receivables were $4,268,528, which is an increase of approximately 66% from $2,566,932 at March 31, 2001. Customer receivables increased at a slightly lower rate than the rate at which Company's revenues increased. On March 31, 2002, notes receivables were $3,506,110, which is an increase of approximately 640% from $474,084 at March 31, 2001. On March 31, 2002, accrued interest on notes receivables was $515,197, which is an increase of approximately 115% from $239,593 at March 31, 2001. Notes receivables and accrued interest on notes receivables increased significantly, primarily as a result of management's decision to temporarily retain more loans in its "held for sale" portfolio.


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


      Fee income from the Company's insurance related facilitator activities, such as consulting, agency finders fees, gains on agency sales and agency seller discounts increased to $1,480,176 in the first quarter of 2002 from $175,000 in the first quarter of 2001. The Company provides consulting and other assistance to agency owners during the first months of agency ownership through a Buyers Assistance Plan ("BAP") program. The Company records BAP income using the percentage of completion accounting method, so $1,394,474 of BAP fees were deferred as of March 31, 2002 and a corresponding liability was recorded by the Company.


      William Tyer and Gerald Lanio agreed to cancel any debt owed to them by the Company resulting from the Company's acquisition of Interstate Insurance Group, LTD in June 2000. Messrs. Tyer and Lanio were motivated to cancel this debt because the purchase agreement structure resulted in some potential adverse income tax consequences to the sellers. As consideration for the cancellation of debt, the Company amended Messrs. Tyer's and Lanio's employment agreements to provide for bonus payments equal to a percentage of net commissions received.


FINANCE COMPANY SEGMENT


      Finance company operations consist primarily of lending to insurance agents. Agent loans are typically annually adjustable rate loans made for the purpose of acquiring insurance agencies. Net interest income and gross servicing income for the first three months of 2002 was $92,903, as compared with a net interest and servicing loss of $61,267 during the comparable period of the prior year.


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

      Underlying assumptions used in the initial determination of future cash flows on the participation loans accounted for as sales include the following:


                               Agency Loans             Agency Loans
                         (Adjustable Rate Stratum)  (Fixed-Rate Stratum)
Prepayment speed*                   10%                      10%
Weighted average life*         100.89 months                 N/A
Expected credit losses*            5.0%                     5.0%
Discount Rate*                     8.5%                    11.00%


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

In connection with the recognition of non-cash gains for the servicing benefits of loan participation sales, the present value of future cash flows were recorded as a servicing asset. Components of the servicing asset as of March 31, 2002 were as follows:

Estimated cash flows from loan servicing fees                 $1,164,933
Less:
  Servicing Expense                                            (320,308)
  Discount to Present Value                                    (280,926)
                                                           -------------
Carrying Value of Retained Servicing Interest in Loan           $563,699
Participations

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows were recorded as a servicing liabilities. Components of the servicing liability as of March 31, 2002 were as follows:

Estimated cash flows from loan servicing fees                       $ -0-
Less:
  Servicing expense                                                63,119
  Discount to present value                                      (18,533)
                                                            -------------
Carrying Value of Retained Servicing Liability in                 $44,586
Loan Participations

      In connection with the recognition of non-cash gains for the interest benefits of loan participation sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities. Components of the interest receivable asset as of March 31, 2002 were as follows:

Estimated cash flows from interest income                        $981,665
Less:
  Estimated credit losses *                                     (220,792)
  Discount to present value                                     (206,109)
                                                            -------------
Carrying Value of Retained Interest in Loan                      $554,764
Participations


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

The following table presents a summary of various indicators of the credit quality of off-balance sheet recourse loans for the three months ended March 31, 2002:

For the three months ended March 31, 2002:

   Net charge offs*                                                  $-0-
As of March 31, 2002:
   Recourse loans sold                                        $10,222,565
   Estimated credit losses provided for                          $220,792
   Estimated credit losses to recourse loans sold at
   period end                                                       2.15%
Estimated Credit Loss Rates:
   Annual basis                                                     5.00%
   Percentage of original balance                                   1.90%
Delinquency rates:
   30 to 89 days*                                                      0%
   90 days or more*                                                    0%


*Although no amounts of recourse loans were charged off for the period ending March 31, 2002 and no loans were delinquent 30 days or more as of March 31, 2002, it is likely that loan delinquencies and loan charge offs will occur during the life of the sold recourse loans.

LIQUIDITY AND CAPITAL RESOURCES


      The balances of the Company's cash and cash equivalents were $5,546,289 and $2,136,070 at March 31, 2002 and March 31, 2001 respectively. The Company's current ratios (current assets to current liabilities) were 2.10 and 1.05 at March 31, 2002 and March 31, 2001 respectively. The Company has improved its current ratio and increased its cash balances to take advantage of business opportunities such as increasing agency inventory, negotiating seller discounts and attracting suppliers. Correspondingly, the Company's current ratio and cash balances will be adversely affected if agency inventory increases or seller loan balances are prepaid.



      For the three-month period ending March 31, 2002, net cash of $613,245 was used in operating activities. Cash of $599,644 was used to fund an increase in notes receivables that are held in inventory for sale and cash of $206,648 was used to fund a decrease in other liabilities. Although the Company's business includes the buying and selling of insurance agencies held in inventory, a $93,942 gain on the sale of inventory was excluded as an operating source of cash because changes in inventory have been classified as an investing activity. For the three-month period ending March 31, 2002, net cash of $2,394,661 was provided by investing activities. A large net cash inflow of $2,523,912 resulted from insurance agency inventory transactions. Cash proceeds of $4,855,731 from sales of agency inventory exceeded cash payments of $2,331,819 for purchases of agency inventory primarily because cash payments for part of the agency purchase prices were deferred. For the three-month period ending March 31, 2002, net cash of $1,022,996 was used in financing activities, with the most significant portion of the cash used for payments on long-term seller debt. The Company's cash balances increased by $758,420 from December 31, 2001 to March 31, 2002.



      For the three-month period ending March 31, 2001, net cash of $681,279 was provided by operating activities. The largest use of operating cash was $634,983, which was used to fund an increase in notes receivables. For the three-month period ending March 31, 2001, net cash of $17,318 was used in investing activities and net cash of $211,404 was used in financing activities. The Company's cash balances increased by

$452,557 from December 31, 2000 to March 31, 2001.

If necessary, the Company believes it can increase cash flow within a relatively short period of time by liquidating its notes receivable inventory or by liquidating its insurance agency inventory.


      The Company's "Other Assets" account balance totaled $1,464,540 and $1,529,926 on March 31, 2002 and March 31, 2001 respectively. Included in Other Assets are intangible accounts such as goodwill, excess of cost over fair value of net asset, deferred tax assets and servicing assets. If the Company's total assets are adjusted to exclude Other Assets, then the Company's adjusted total assets exceeded its total liabilities by $1,483,434 on March 31, 2002, and the Company's total liabilities exceeded adjusted total assets by $1,709,577 on March 31, 2001. Future Company acquisitions will likely increase the Other Assets account balances and could result in total liabilities exceeding adjusted total assets in future periods. The Company's "Investment in Agencies" account balances of $1,094,446 and $0 represent the cost, or market value if lower, of insurance agencies held in inventory for resale to franchise agents on March 31, 2002 and March 31, 2001, respectively. Although intangible, the Company believes that agency inventory assets differ from other intangible assets, such as goodwill, because agency inventory is held for a relatively short period of time and has a recently demonstrated value.


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

      When recognizing insurance commission revenues, management makes assumptions regarding future policy cancellations which may result in commission refunds and sets up a corresponding reserve. When recognizing consulting and other revenues associated with the assistance provided to agent buyers, management makes assumptions regarding when service is performed and the amount of assistance provided. When recognizing the gain on sale revenues associated with the sale of loan participations, management makes key economic assumptions regarding loan prepayment speeds, credit losses and discount rates as required by SFAS 140. "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      Footnote numbers 11 and 18 to the Company's Consolidated Financial Statements for the fiscal quarter ended March 31, 2002 provide additional information on the effect to the Company of the following recently issued accounting pronouncements: SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS 143, "Accounting for Asset Retirement Obligations" and SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


      On February 27, 2001, the Company commenced the offering of 100,000 shares of its 2002 Convertible Preferred Stock, par value $25.00 per share (the "2002 Convertible Preferred Stock"). For the first quarter period ending March 31, 2002, the Company sold 25,350 shares of 2002 Convertible Preferred Stock for an aggregate purchase price of $658,750. The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147. The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the

State of Kansas. The Company's offering of 2002 Convertible Preferred Stock was terminated on February 14, 2002.



      Prior to April 1, 2002, the holders of 2002 Convertible Preferred Stock had the right, at their option, to convert all or part of their 2002 Convertible Preferred Stock to common stock of the Company ("Common Stock"). In the event that a holder of 2002 Convertible Preferred Stock elected to convert its shares to Common Stock, one share of 2002 Convertible Preferred Stock would be exchanged for one share of Common Stock. The conversion of shares would occur immediately upon written notice to the Company. At any time after April 1, 2002, the Company has the option to redeem its 2002 Convertible Preferred Stock by paying $27.50 for each share held. As of March 31, 2002 51,593 shares of 2002 Convertible Preferred Stock had been converted to Common Stock. The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147. The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal places of business are within the State of Kansas.


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


      Exhibit No.       Description
      -----------       -----------
      2.0               Stock Purchase Agreement dated February 22, 2002,
                        by and between Brooke Bancshares and 1st Financial
                        Bancshares, Inc.(2)

      10.1 Waiver and Release dated March 28, 2002, by and between the Company and William Tyer(3)

      10.2 Waiver and Release dated April 18, 2002, by and between the Company and Gerald Lanio(3)

      23.1              Consent of Accountants(1)


---------------------------------

(1)  Filed herewith.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

(3)  Filed previously.



(B) REPORTS ON FORM 8-K: During the first quarter of 2002, no reports on Form 8-K were filed.

                                   SIGNATURES

      In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  July 18, 2002              BROOKE CORPORATION


                                    By:  /s/ Robert D. Orr
                                         ---------------------------------------
                                         Robert D. Orr, Chief Executive Officer


                                    By:  /s/ Leland G. Orr
                                         ---------------------------------------
                                         Leland G. Orr, Chief Financial Officer

                                  EXHIBIT LIST


EXHIBIT NO.   DESCRIPTION
2.0           Stock Purchase Agreement dated February 22, 2002, by and between
              Brooke Bancshares and 1st Financial Bancshares, Inc.(2)

10.1 Waiver and Release dated March 28, 2002, by and between the Company and William Tyer(3)

10.2 Waiver and Release dated April 18, 2002, by and between the Company and Gerald Lanio(3)

23.1          Consent of Accountants(1)


----------------------
(1)  Filed herewith.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

(3)  Filed previously.