Form 10KSB/A
period 2001-12-31
BROOKE CORP
filed 2002-08-14
CIK 834408

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

                     COMMON STOCK, PAR VALUE $1.00 PER SHARE

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. / /

     Issuer's revenues for its fiscal year ending December 31, 2001 were $ 24,494,157.


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

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (Check One): Yes / / No /X/

                                TABLE OF CONTENTS


                                                                                  PAGE
                                                                                   NO.
FORWARD LOOKING STATEMENTS                                                           1

PART I
      ITEM 1   DESCRIPTION OF BUSINESS                                               1
      ITEM 2   DESCRIPTION OF PROPERTY                                              20
      ITEM 3   LEGAL PROCEEDINGS                                                    21
      ITEM 4   SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS                  21

PART II
      ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS                                                              21
      ITEM 6   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
               OPERATION                                                            23
      ITEM 7   FINANCIAL STATEMENTS                                                 33
      ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                                  33
PART III
      ITEM 9   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
               PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
               ACT                                                                  34
      ITEM 10  EXECUTIVE COMPENSATION                                               37
      ITEM 11  SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY
               HOLDERS VOTING SECURITIES AND PRINCIPAL HOLDERS                      38
      ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                       39
      ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K                                     44

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


     In connection with the Company's future plans to acquire a bank, the Company retained Mr. Keith Bouchey as a consultant. Mr. Bouchey is being retained by the Company to assist in locating a bank that may be for sale, negotiating the purchase price of the bank, conducting due diligence of the bank, and preparing all necessary regulatory filings. As of July 31, 2002, Mr. Bouchey has been paid approximately $12,500 and he continues to search for a bank on a per hour consulting basis for the Company.

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

     The BAP services provided by the Company have been divided into four categories: (1) due diligence inspections before closing, (2) marketing consulting after closing, (3) operational consulting after closing and (4) 30-day warranty described below.

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

     A Company subsidiary, under the trade name Agency Business Brokers, assists franchise and non-franchise agents when they are ready to sell their agencies. Because the selling process is typically more difficult for a non-franchise agent, Agency Business Brokers offers a variety of consulting and brokerage services to non-franchise agents including: 1) agency profiles; 2) commission tabulations; 3) legal agreement examples; and 4) general sale preparation. Additionally, the Company retains Agency Business Brokers, as its exclusive buyer representative, to find agencies to purchase from non-franchise agents for eventual sale to franchise agents. Representatives of Agency Business Brokers are members of the International Business Brokers Association.

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


     The Company prefers to operate as an intermediary because its primary expertise is the distribution, not the underwriting, of insurance and financial services. As such, the Company typically contracts with third party suppliers, such as insurance companies, to provide the services sold by franchise agents. Additionally, the separation or independence of franchise agents from suppliers generally increases agency value. However, if a suitable supplier is not readily available, then the Company may become a direct supplier of insurance and financial services to franchise agents. Also, should the Company acquire a commercial bank in the future, it is expected that franchise agents will sell banking services.


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

     CUSTOMERS. The Company's customers are typically entrepreneurial individuals with experience in the sale of insurance or financial services and a desire to be business owners. Because the Company's revenues are currently derived almost exclusively from insurance sales, the Company's customers have historically been independent insurance agents. The Company currently sells insurance through over 150 agencies that employ or retain over 375 agents in the States of Arizona, Colorado, Florida, Illinois, Iowa, Kansas, Louisiana, Missouri, Nebraska, Nevada, New Mexico, Oklahoma, Texas, and Utah. However, if the Company is successful in its plans to sell financial services through independent agents specializing in banking, lending or securities then, in the future, the Company's customers may include individual bank employees, loan brokers and securities brokers.

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


     The Company's finance company subsidiary's lending activities are targeted to businesses and are generally unregulated. Although the Company does not typically make consumer loans, the Company's finance company subsidiary is licensed as a consumer finance company by the States of Kansas and Nebraska. The Company's franchising activities are also regulated, to a certain extent, by the Federal Trade Commission and state regulators. If the Company is successful in its plans to acquire a bank in the future, then the Company's banking activities will be regulated by the Federal Reserve, the Federal Deposit Insurance Corporation, and the Kansas Banking Department. As a reporting company, the Company's reporting activities are regulated by the Securities and Exchange Commission. Offerings of the Company are subject to provisions of the Kansas Securities Act and regulations administered and enforced by the Office of the Securities Commissioner of Kansas and are also subject to provisions of the Securities and Exchange Commission. The Company believes that it is currently in compliance with all state and federal regulations to which it is subject and is unaware of any pending or threatened investigation, action or proceeding by any state or federal regulatory agency involving the Company.


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


     Total Company operating revenues increased to $24,494,157 in 2001 from $14,057,770 in 2000 and $9,142,397 in 1999. This represents an increase in total operating revenues of approximately 74.2% in 2001, approximately 53.8% in 2000 and approximately 16.7% in 1999. The increase in 2001 operating revenues is primarily attributable to an increase in insurance commissions. However, fees from consulting and other facilitator activities also increased significantly.

     Expenses, including payroll expenses, generally increased as a result of the Company's continued expansion. Payroll expenses increased $1,355,098 in 2001, $921,536 in 2000 and $355,905 in 1999. This represents an increase in actual payroll expenses of approximately 49.1% in 2001, approximately 50.2% in 2000 and approximately 24.0% in 1999. Payroll expenses, as a percentage of total operating revenue, decreased to approximately 16.8% in 2001 from approximately 19.6% in 2000 and approximately 20.1% in 1999.

     Other operating expenses increased $532,322 in 2001, increased $485,461 in 2000 and decreased $103,202 in 1999. As such, operating expenses increased approximately 36.5% in 2001, increased approximately 49.9% in 2000 and decreased approximately 9.6% in 1999. The increase in other operating expenses during 2000 and 2001 is primarily the result of opening additional regional offices and other expansion related expenses. Other operating expenses as a percentage of total operating revenue were approximately 8.1% in 2001, approximately 10.4% in 2000 and approximately 10.6% in 1999.


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


The following tables provide information regarding quarterly fluctuations during 2001 in the Company's Notes Receivables, Notes Participation, Notes Payables and Bond Payables principal balances and in the corresponding weighted interest rates.

             NOTES RECEIVABLES BALANCES AND WEIGHTED INTEREST RATES



                                              Principal         Weighted Rate
                                             -----------        -------------
1ST QUARTER                                  $24,659,364           12.43%
2nd Quarter                                  $30,097,209           12.08%
3rd Quarter                                  $34,606,346           11.74%
4th Quarter                                  $37,943,469           11.46%



            NOTES PARTICIPATIONS BALANCES AND WEIGHTED INTEREST RATES



                                              Principal         Weighted Rate
                                             -----------        -------------
1ST QUARTER                                  $24,185,280           11.84%
2nd Quarter                                  $29,653,127           11.44%
3rd Quarter                                  $33,521,508           11.01%
4th Quarter                                  $34,922,295           10.37%



               NOTES PAYABLE BALANCES AND WEIGHTED INTEREST RATES



                                              Principal         Weighted Rate
                                             -----------        -------------
1ST QUARTER                                  $ 2,522,639           5.363%
2nd Quarter                                  $ 3,540,334           5.660%
3rd Quarter                                  $ 4,984,001           5.535%
4th Quarter                                  $ 5,785,058           4.930%

                BOND PAYABLE BALANCES AND WEIGHTED INTEREST RATES



                                              Principal         Weighted Rate
                                             -----------        -------------
1ST QUARTER                                  $ 2,825,000           9.849%
2nd Quarter                                  $ 3,555,000           9.701%
3rd Quarter                                  $ 4,045,000           9.495%
4th Quarter                                  $ 5,780,000           9.384%


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


     The Company expects increasing revenue from its activities as a facilitator of insurance agency purchases by its agents. These activities include gains from the sale of agencies held in inventory, fees from buyer's assistance consulting, buyer's finder fees and seller's discounts. Revenues from buyer's finder fees have been differentiated from revenues for gains on sale of agencies because finder's fees represent amounts received from prospective agency buyers for the Company's efforts in locating an agency to acquire from an unaffiliated third party seller. In these instances, the Company does not purchase the agency into inventory. On the other hand, gains on sale of agencies represent the net gains received for the sale of agencies directly acquired by the Company and held in its inventory. Revenues from finders fees, gains on sale of agencies and seller discounts are recognized immediately because the Company has no continuing obligation. Due to expansion of insurance agency operations, operating revenue from facilitator related activities increased to $2,716,053 in 2001 from $17,500 in 2000 and $268,759 in 1999. Facilitator revenue during 2001 was comprised of $450,000 from finders fees, $676,503 from the sale of agencies held in inventory and $1,589,550 from buyer's assistance fees. Facilitator revenues in 2000 and 1999 resulted entirely from the sale of agencies held in inventory.


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


     The Company's business includes the buying and selling of insurance agencies held in inventory. A total of eight agencies were purchased by the Company twice during the last three years with the purchase prices totaling $3,946,484 when first purchased into inventory and $3,643,887 when purchased into inventory the second time. These twice-purchased agencies are typically sold to unaffiliated third parties soon after the Company's purchase. Of these twice-purchased agencies, three agencies were purchased because the lender requested assistance in liquidating collateral by finding new agency buyers. These agencies totaled $2,118,000 (first purchase price) and $1,919,688 (second purchase price). The remaining five agencies were purchased twice because the owners wanted to sell and the Company wanted to control the ownership transfer as permitted by its contractual right of first refusal. The Company recorded a net gain of $9,121 on the sale of those agencies purchased twice including a $159,000 loss when first sold and a $168,121 profit on the subsequent sale. Buyers assistance plans were not provided by the Company's consulting subsidiary on any of the twice-purchased agencies when first sold from inventory because all such sales were made prior to buyers assistance plans becoming available. Additionally, buyers assistance plans are not typically provided to buyers of agencies that have already transitioned into the Company's master agent program, so buyers assistance plans were also not provided when sold from inventory the second time. As such revenues from buyers assistance plan fees associated with these agencies have not been affected as a result of being twice purchased into inventory.


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


     FINANCE COMPANY SEGMENT. Finance company operations consist primarily of lending to insurance agents. Agent loans are typically annually adjustable rate loans made for the purpose of acquiring insurance agencies. Net interest income and gross servicing income was $418,226 in 2001, $289,190 in 2000 and $118,905 in 1999, resulting in annual increases of approximately 45%, 143% and 78% in 2001, 2000 and 1999, respectively.


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


     In addition to loan servicing fees, the Company often retains interest income when participations in insurance agent loans are sold. The Company records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans. The Company's right to interest income is not subordinate to the investor's interests and the Company shares interest income with investors on a prorata basis. Although not subordinate to investor's interests, the Company's retained interest is subject to credit and prepayment risks on the transferred financial assets. In those instances whereby the Company provides recourse, a loss is recorded based on a present value calculation of future cash flows of the underlying loans. The net gains from interest benefits totaled $202,889 in 2001, which included gross gains from interest benefits of $372,311 and losses from recourse liabilities of

$169,422. No such gains or losses were recorded in prior years. Gains from servicing and interest benefits are typically non-cash gains as the Company receives cash equal to the carrying value of the loans sold. The Company has allocated the previous carrying amount between the assets sold and the corresponding retained interests, however cash in excess of the previous carrying amount is not generated by loan sales. A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities.


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

     In connection with the recognition of non-cash gains for the servicing benefits of loan participation sales, the present value of future cash flows were recorded as a servicing asset. Components of the servicing asset as of December 31, 2001 were as follows:

Estimated cash flows from loan servicing fees                           $    607,636
Less:
 Servicing Expense                                                          (202,569)
 Discount to Present Value                                                  (111,791)
                                                                        ------------
Carrying Value of Retained Servicing Interest in Loan Participations    $    293,276

     In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows were recorded as a servicing liabilities. Components of the servicing liability as of December 31, 2001 were as follows:

Estimated cash flows from loan servicing fees                           $          0
Less:
 Servicing expense                                                            58,917
 Discount to present value                                                   (16,657)
                                                                        ------------
Carrying Value of Retained Servicing Liability in Loan Participations   $     42,260

     In connection with the recognition of non-cash gains for the interest benefits of loan participation sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities. Components of the interest receivable asset as of December 31, 2001 were as follows:

Estimated cash flows from interest income                               $    436,375
Less:
 Estimated credit losses *                                                  (205,878)
 Discount to present value                                                   (46,085)
                                                                        ------------
Carrying Value of Retained Interest in Loan Participations              $    184,412

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

     The following table presents a summary of various indicators of the credit quality of off-balance sheet recourse loans for the year ended December 31, 2001:

For the year ended December 31, 2001:
 Net charge offs*                                                    $         0
As of December 31, 2001:
 Recourse loans sold                                                 $10,123,323
 Estimated credit losses provided for                                $   169,422
 Estimated credit losses to recourse loans sold at period end               1.67%
Estimated Credit Loss Rates:
 Annual basis                                                               5.00%
 Percentage of original balance                                             1.54%
Delinquency rates:
 30 to 89 days*                                                              0.0%
 90 days or more*                                                            0.0%

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


     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. To the Company's knowledge, the directors and executive officers of the Company did not file initial reports within the time period set forth in Section 16(a) of the Securities and Exchange Act of 1934; however, as of December 31, 2001, the directors and executive officers have complied with the filing requirements under Section 16(a).


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

                           SUMMARY COMPENSATION TABLE

                                            Fiscal                  Annual Compensation
           Name and Principal Position       Year        Salary ($)      Bonus ($)         Other ($)
            ------------------------        ------      -----------    -----------        -----------
Robert D. Orr(1)                             2001       $       -0-     $      -0-         $      -0-
Chief Executive Officer                      2000               -0-            -0-         $    1,075
                                             1999               -0-            -0-                -0-

Michael Hess(1)                              2001       $    80,000            -0-
President                                    2000       $    80,000            -0-         $      842
                                             1999       $    82,333      $  38,664                -0-

Leland G. Orr(1)                             2001       $    80,000            -0-                -0-
Chief Financial Officer, Treasurer           2000       $    80,000            -0-         $    1,085
                                             1999       $    82,333      $  30,000                -0-

Shawn Lowry(2)                               2001       $    90,000            -0-                -0-
Vice President                               2000       $    88,750      $  18,609                -0-
                                             1999       $    61,000      $  31,399          $   3,258

Michael Lowry(2),(3)                         2001       $    36,000      $  69,531                -0-
Vice President                               2000       $    36,000      $  17,694                -0-
                                             1999       $    37,500      $  10,866                -0-

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

               NAME AND                                             NUMBER OF        PERCENTAGE
           ADDRESS OF OWNER                   TITLE OF CLASS       SHARES OWNED      OF CLASS(1)
205 F Street
Phillipsburg, Kansas 67661

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

     Shawn Lowry and Michael Lowry are co-managers of First Financial Insurance Group, L.C., a Kansas limited liability company. The business purpose of First Financial Group, L.C. includes investing in agencies and guaranteeing loans made by Brooke Credit

Corporation to franchise agents who have bought agencies from the Company. On June 1, 2001, First Financial Group, L.C., guaranteed 65% of the Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas. In consideration for this guaranty, First Financial Group, L.C. received a 15% profit interest in Palmer, L.L.C. The loan was executed on June 1, 2001 for $799,518 and is scheduled to mature on September 1, 2011. As of December 31, 2001, the principal balance of the loan was $789,331. On September 28, 2001, First Financial guaranteed 25% of the outstanding principal balance of two Brooke Credit Corporation loans to R&F, L.L.C. of Kansas City, Missouri. Both loans were executed on September 28, 2001 in the amount of $102,918.60 and $545,791.03, respectively, and both mature on December 1, 2013. As of December 31, 2001, the balance on these loans was $102,918.60 and $545,791.03, respectively. In consideration for these guarantees, First Financial Group received 5% profits interest in R&F, L.L.C. On October 15, 2001, First Financial guaranteed 50% of the outstanding principle balance of The Wallace Agency, L.L.C. of Wanette, Oklahoma. This loan was executed on October 15, 2001 in the amount of $440,656.58 and is to mature on January 1, 2014. As of December 31, 2001, the balance on this loan was $440,656.58. In consideration of this guarantee, First Financial Group receives 7.5% profits interest in The Wallace Agency.

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



Summers, Spencer & Cavanaugh, CPAs, Chartered
Topeka, Kansas
March 1, 2002
(except for Note 17 and 18 as to
which the date is August 8, 2002)

                               BROOKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                     ASSETS

                                                           2001              2000
                                                      ------------       ------------
CURRENT ASSETS
    Cash                                              $  4,787,869       $  1,683,513
    Accounts and notes receivable, net                   7,810,688          2,704,817
    Note receivable, parent company                        437,668            318,745
    Other receivables                                      879,072            196,928
    Securities                                               1,198              1,198
    Interest-only strip receivable                         184,412                 --
    Prepaid expenses                                       328,912            147,642
                                                      ------------       ------------
       TOTAL CURRENT ASSETS                             14,429,819          5,052,843
                                                      ------------       ------------

INVESTMENT IN AGENCIES                                     867,320            316,520
                                                      ------------       ------------

PROPERTY AND EQUIPMENT
    Cost                                                 2,402,101          2,267,095
    Less: Accumulated depreciation                      (1,752,325)        (1,565,446)
                                                      ------------       ------------
       NET PROPERTY AND EQUIPMENT                          649,776            701,649
                                                      ------------       ------------
OTHER ASSETS
    Excess of cost over fair value of net assets           892,848            576,328
    Less: Accumulated amortization                        (255,469)          (176,029)
    Prepaid commission guarantee                            28,200             68,068
    Covenants not to compete                                    --             14,696
    Goodwill                                                 1,284              5,064
    Prepaid finders fee                                     14,340             14,847
    Contract database                                       39,692             42,526
    Servicing asset                                        293,276                 --
    Deferred charges                                            --             44,564
    Deferred tax asset                                     495,825            854,066
                                                      ------------       ------------
       NET OTHER ASSETS                                  1,509,996          1,444,130
                                                      ------------       ------------
TOTAL ASSETS                                          $ 17,456,911       $  7,515,142
                                                      ============       ============


SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                               BROOKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 2001               2000
                                                             ------------       ------------
CURRENT LIABILITIES
    Accounts payable                                         $  1,091,371       $    442,680
    Premiums payable to insurance companies                     2,256,732          1,966,895
    Unearned buyer assistance plan fees                           928,232                 --
    Accrued commission refunds                                    296,842            233,566
    Short term debt                                               695,515            826,539
    Current maturities of long-term debt                        3,470,608          1,334,651
                                                             ------------       ------------
       TOTAL CURRENT LIABILITIES                                8,739,300          4,804,331

NON-CURRENT LIABILITIES
    Servicing liability                                            42,260                 --
    Long-Term debt less current maturities                      7,398,935          3,336,764
                                                             ------------       ------------
TOTAL LIABILITIES                                              16,180,495          8,141,095
                                                             ------------       ------------

STOCKHOLDERS' EQUITY
    Common stock, $1 par value, 9,500,000 shares
       authorized, 704,018 shares issued and
       692,968 shares outstanding                                 704,018            704,018
    Preferred stock, $75 par value, 1,000 shares
       authorized, 781 shares issued and outstanding               58,600             58,600
    Preferred stock, $25 par value, 499,000 shares
       authorized, 73,650 shares issued and outstanding         1,841,250                 --
    Less: Treasury stock, 11,050 shares at cost                   (39,500)           (39,500)
    Notes receivable for common stock                              (8,193)                --
    Additional paid-in capital                                    703,023          1,103,702
    Retained earnings                                          (1,990,093)        (2,452,773)
    Accumulated other comprehensive income                          7,311                 --
                                                             ------------       ------------
       TOTAL STOCKHOLDERS' EQUITY                               1,276,416           (625,953)
                                                             ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 17,456,911       $  7,515,142
                                                             ============       ============


SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                               BROOKE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                   2001                2000
                                               ------------       ------------
OPERATING INCOME
     Insurance commissions                     $ 20,895,232       $ 13,751,080
     Interest income (Net)                          418,266            289,190
     Finder's fee                                   450,000                 --
     Gain on sale of agencies                       676,503             17,500
     Buyer assistance plan fees                   1,589,550                 --
     Loss on sale of fixed assets                   (47,397)                --
     Other income                                     4,333                 --
     Gain on sale of notes receivable               507,670                 --
                                               ------------       ------------
         TOTAL OPERATING INCOME                  24,494,157         14,057,770
                                               ------------       ------------

OPERATING EXPENSES
     Commissions expense                         16,220,082          9,489,111
     Payroll expense                              4,112,648          2,757,550
     Depreciation and amortization                  440,614            405,735
     Other operating expenses                     1,991,054          1,458,732
     Impairment loss                                162,877            300,000
     Bond interest expense                          343,672            184,241
                                               ------------       ------------
         TOTAL OPERATING EXPENSES                23,270,947         14,595,369
                                               ------------       ------------
INCOME (LOSS) FROM OPERATIONS                     1,223,210           (537,599)
                                               ------------       ------------
OTHER EXPENSES
     Interest expense                               169,561            200,731
                                               ------------       ------------
         TOTAL OTHER EXPENSES                       169,561            200,731
                                               ------------       ------------
INCOME (LOSS) BEFORE INCOME TAXES                 1,053,649           (738,330)

         Income tax expense (benefit)               358,241           (251,032)
                                               ------------       ------------
NET INCOME (LOSS)                              $    695,408       $   (487,298)
                                               ============       ============
     NET INCOME (LOSS) PER SHARE:
         Basic                                          .91               (.71)
         Diluted                                        .90               (.69)


SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                               BROOKE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                     NOTES
                                                                  RECEIVABLE                              ACCUMULATED
                                                                     FOR        ADD'L                         OTHER
                                  COMMON    PREFERRED  TREASURY     COMMON      PAID-        RETAINED    COMPREHENSIVE
                                   STOCK      STOCK     STOCK       STOCK     IN CAPITAL     EARNINGS        INCOME        TOTAL
                                 --------  ----------  --------    ---------  ----------   -----------   -------------  -----------
BALANCES, DECEMBER 31, 1999      $704,018  $   58,600  $(39,500)   $    --    $1,063,702   $(1,793,838)  $        --    $    (7,018)
 Dividends paid                                                                               (171,637)                    (171,637)
 Fair market value of
  contributed services                                                            40,000                                     40,000
 Net loss                                                                                     (487,298)                    (487,298)
                                 --------  ----------  --------    -------    ----------   -----------   -----------    -----------
BALANCES, DECEMBER 31, 2000       704,018      58,600   (39,500)        --     1,103,702    (2,452,773)           --       (625,953)
 Dividends paid                                                                               (232,728)                    (232,728)
 Preferred stock issued                     1,841,250                                                                     1,841,250
 Fair market value of
  contributed services                                                            40,000                                     40,000
 Loans for common stock issuance                                    (8,193)                                                  (8,193)
 Deferred charges                                                               (440,679)                                  (440,679)
 Comprehensive income:
  Interest-only strip
   receivable, fair market value                                                                               7,311          7,311
 Net income                                                                                    695,408                      695,408
                                 --------  ----------  --------    -------    ----------   -----------   -----------    -----------
BALANCES, DECEMBER 31, 2001      $704,018  $1,899,850  $(39,500)   $(8,193)   $  703,023   $(1,990,093)  $     7,311    $ 1,276,416
                                 ========  ==========  ========    =======    ==========   ===========   ===========    ===========


SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO FINANCIAL
STATEMENTS.

                               BROOKE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                         2001               2000
                                                     ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  NET INCOME (LOSS)                                  $    695,408       $   (487,298)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
  TO NET CASH FLOWS FROM OPERATING ACTIVITIES:
  Depreciation                                            241,167            285,609
  Amortization                                            199,447            120,126
  Fair market value of contributed services                40,000             40,000
  (Gain) loss on sale of inventory                       (676,503)           (17,500)
  Deferred income tax expense (benefit)                   358,241           (251,032)
  Impairment loss                                         162,877            300,000
  (Gain) loss on sale of fixed assets                      47,397                 --
  Gain on sale of notes receivable                       (507,670)                --

  (INCREASE) DECREASE IN ASSETS:
    Accounts and notes receivables, net                (5,224,794)        (1,477,313)
    Other receivables                                    (682,144)            67,928
    Prepaid expenses                                     (181,270)          (159,083)
  INCREASE (DECREASE) IN LIABILITIES:
    Accounts and expenses payable                         648,691           (199,236)
    Other liabilities                                   1,281,345          1,445,428
                                                     ------------       ------------
  NET CASH USED IN OPERATING ACTIVITIES                (3,597,808)          (332,371)
                                                     ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash payments for property and equipment               (232,450)          (404,147)
  Purchase of insurance agency inventory               (3,040,593)          (412,885)
  Sale of insurance agency inventory                    6,546,531            153,000
                                                     ------------       ------------
  NET CASH PROVIDED BY (USED IN) INVESTING
    ACTIVITIES                                          3,273,488           (664,032)
                                                     ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Deferred charges                                       (440,679)                --
  Dividends paid                                         (232,728)          (171,636)
  Cash proceeds from bond issuance                      4,560,000            135,000
  Cash proceeds from preferred stock issuance           1,841,250                 --
  Payments on bond maturities                            (760,000)                --
  Line of credit advance                                  960,000            660,000
  Advances on short-term borrowing                        778,064          2,391,568
  Payments on short-term borrowing                       (909,088)          (487,223)
  Advances on long-term debt                                    0            639,737
  Payments on long-term debt                           (2,368,143)        (2,390,075)
                                                     ------------       ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES             3,428,676            777,371
                                                     ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           3,104,356           (219,032)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          1,683,513          1,902,545
                                                     ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD             $  4,787,869       $  1,683,513
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

(n)  PER SHARE DATA


Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company's common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income by the adjusted average number of shares of the Company's common stock outstanding. Preferred stock dividends declared during the periods ended December 31, 2001 and 2000 were $66,381 and $5,276, respectively.


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

2.  NOTES RECEIVABLE

At December 31, 2001 and 2000, notes receivable consist of the following:

                                                                   2001                          2000
                                                                   ----                          ----
Agency loans                                                  $  37,712,937                 $  21,075,143
Less: Agency loan participation                                 (34,699,956)                  (20,897,316)
Equipment loans                                                       1,927                         1,927
Less: Equipment loan participation                                   (1,927)                       (1,927)
Consumer loans                                                      228,605                       173,745
Less: Consumer loan participation                                  (220,412)                     (173,745)
                                                              -------------                 -------------
      Total notes receivable, net                                 3,021,174                       177,827

Interest earned not collected on notes*                             461,970                       195,638
Customer receivables                                              4,327,544                     2,331,352
                                                              -------------                 -------------

Total accounts and notes receivable, net                      $   7,810,688                 $   2,704,817
                                                              =============                 =============



*The Company has recorded a corresponding liability for interest payable to participating lenders in the amounts of $384,046 and $376,966 in 2001 and 2000 respectively.


Loan participation represents the transfer of notes receivable, by sale, to "participating" banks and finance companies. The Company receives consideration from the participating entities. In accordance with SFAS 140-or SFAS 125 if prior to March 31, 2001--ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, these transfers are accounted for as sales. The transferred assets (i.e. notes receivable) are isolated from the Company. The participating companies obtain the right-free of conditions that constrain it from taking advantage of that right-to pledge or exchange the notes receivable. In addition, the Company does not maintain control over the transferred assets and the transfer agreements do not entitle the Company or obligate the Company to repurchase or redeem the notes receivable before their maturity. Based on management's experience the carrying value for notes receivable approximates the fair value.

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


The expense provision associated with the Company's recourse obligation is based on the estimated fair value of the obligation. During the year ended December 31, 2001, the Company sold $10,993,521 of loan participations for which the Company provided recourse. Losses from recourse liabilities of $169,422 were recorded based on a present value calculation of future cash flows of the underlying loans. No such losses were recorded in prior years.


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


The fair value of the interest-only strip receivable is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following table. The fair value of the interest-only strip receivable is reduced by the amount of estimated credit losses, which are calculated using the extimated credit loss percentage noted in the following table. On December 31, 2001, the fair value of the interest-only strip receivable recorded by the Company was $184,412. The Company has classified the interest-only receivable asset as available for sale.



The fair value of the "Servicing Asset" (or liability) is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the following table. On December 31, 2001, the fair value of the servicing asset recorded by the Company was $293,276.


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


The above adverse changes are calculated on the Company's retained interests in loans sold to participating lenders totaling $34,922,295 and excludes unsold loans totaling $3,021,174. The above adverse changes for expected credit losses are calculated on the Company's retained interests in loans sold with recourse to participating lenders totaling $10,123,323 and excludes unsold and non-recourse loans totaling $27,820,146.


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


                                                TOTAL PRINCIPAL AMOUNT        PRINCIPAL AMOUNTS       NET CREDIT
                                                      OF LOANS                60 OR MORE DAYS           LOSSES***
                                                                                  PAST DUE*
                                                    2001           2000        2001       2000       2001        2000
Participations Sold with Recourse              $10,123,323     $  925,508        $0         $0         $0          $0
Portfolio Loans                                $ 3,021,174     $  177,827        $0         $0         $0          $0

Total Loans Managed**                          $13,144,497     $1,103,355        $0         $0         $0          $0


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

3.  PROPERTY AND EQUIPMENT

A summary of property and equipment and depreciation is as follows:

                                                         2001              2000
                                                         ----              ----
Furniture and fixtures                               $   279,649       $   299,101
Office and computer equipment                          1,516,168         1,435,309
Automobiles                                              606,284           532,685
                                                     -----------       -----------
                                                       2,402,101         2,267,095
Less:  Accumulated depreciation                       (1,752,325)       (1,565,446)
                                                     -----------       -----------
Property and equipment, net                          $   649,776       $   701,649
                                                     ===========       ===========
Depreciation expense                                 $   241,167       $   285,609
                                                     ===========       ===========

4.  BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS

                                                                                               2001              2000
                                                                                            ---------         ---------
First National Bank & Trust, Phillipsburg, KS, line of credit, $960,000 available, $0 not utilized.  Due January 2003. Interest rate is 10.50%.
Collateralized by account receivable.                                                     $   960,000       $   660,000

Farmers State Bank, Phillipsburg, KS, due December 2006. Interest rate is
10.75%, payable $15,500 monthly. Collateralized by stock, inventory, fixed
assets and personal guaranty of certain officers of Brooke Corporation.                          -              857,748

State Bank of Colwich, Colwich, KS, due August 2004. Interest rate is 11.75%,
payable $1,435 monthly. Collateralized by insurance agency assets.                             38,016            49,995

Chrysler Financial, Overland Park, KS, due February 2000 to December 2003.
Interest rates are 7.80% to 8.65%, payable monthly.  Collateralized by
automobiles.                                                                                  183,268           131,000

Colonial Pacific, Portland, OR, due December 2001. Interest rate is 14.811%
payable $2,083 monthly. Collateralized by personal guaranty of certain
officers of Brooke Corporation.                                                                  -               22,912

Brooke Investments, Inc., Phillipsburg, KS, due February 2007. Interest rate is 10.00%, payable $1,718 monthly.  Note is sold to participating bank.
Collateralized by certain agency assets acquired by Brooke Investments, Inc.                   82,757            94,453

David Patterson, Sr., Phoenix, AZ, due March 2008.  Interest rate is 0%, payable $1,112 monthly. Unsecured deferred compensation agreement provided by
The American Agency, Inc.                                                                        -               13,344

Robert B. Patterson, Overland Park, KS, due February 2001. Interest rate is
7.75%, principal balance plus accrued interest payable annually.
Collateralized by 500 shares of American Agency, Inc. common stock and the
guaranty of certain officers of Brooke Corporation.                                              -              222,222

Hartley Agency, Inc., Baxter Springs, KS, due June 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized by certain agency assets
acquired by Brooke Corporation.                                                                  -              201,564

Premier Insurance Agency, Poplar Bluff, MO.  Interest rate is 5.00%, balance due January 2002.  Collateralized by certain agency assets acquired by Brooke
Corporation.                                                                                  518,082           639,737

Stewart Insurance, Monroe, LA, due August 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized by certain agency assets acquired
by Brooke Corporation.                                                                           -              252,245

APB Insurers, Crane, MO, due July 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                              -               77,445

Roppolo Insurance, Shreveport, LA, due July 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized by certain agency assets acquired
by Brooke Corporation.                                                                           -              115,289

Mesa Insurance Agency, Pueblo, CO, due February 2001.  Interest rate is 0%, entire balance is due at maturity.  Collaterized by certain agency assets
acquired by Brooke Corporation.                                                          $       -             $   100,000

James Mitchell Brown, Lampasas, TX, due February 2001.  Interest rate is 8%, entire balance due at maturity.  Collateralized by certain agency assets
acquired by Brooke Corporation.                                                                  -                  80,000

Dawn Insurance Agency, Inc. Strasburg, CO, due May 2003.  Interest rate is 0%, payable $43,322 annually.  Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                            86,644                -

Lalumondier Insurance, Inc., Kearney, MO, due September 1, 2004.  Interest
rate is 5%, annual installments of $68,219 thereafter.  Collateralized by
certain agency assets acquired by Brooke Corporation.                                         204,656                -

Anderson Insurance Agency, Inc, Ballwin, MO, due May 2002.  Interest rate is
7.5%, entire balance is due at maturity.  Collateralized by certain agency
assets acquired by Brooke Corporation.                                                        163,300                -

Phares and Lites Agency, Inc., Many, LA, due June 2002.  Interest rate is 0%, entire balance is due at maturity.  Collateralized by certain agency assets
acquired by Brooke Corporation.                                                               207,825                -

Bond-Pyatt Insurance Agency, Inc., St. Louis, MO, due August 2006.  Interest
rate at prime rate, first installment of $89,465 due January 2002, and annual installments of $89,465 thereafter.  Collateralized by certain agency assets
acquired by Brooke Corporation.                                                               536,791                -

Della Bell Agency, Fowler, CO, March 2002.  Interest rate is 0%, entire balance due at maturity.  Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                            97,500                -

Mid Florida Insurance, Inc., Ocala, FL,.  Interest rate is 0%, balance due
January 2002.  Collateralized by certain agency assets acquired by Brooke
Corporation.                                                                                  645,000                -

All Drivers Insurance Inc., Colorado Springs, CO, due September 2003.
Interest rate is 5%, annual payments of $112,500.  Collateralized by certain
agency assets acquired by Brooke Corporation.                                                 225,000                -

Gateway Realty of Columbus, Inc., Columbus, NE, due September 2010.  Interest
rate is 7%, annual principal payments of $67,345.  Collateralized by certain
agency assets acquired by Brooke Corporation.                                                 606,109                -

Bruner Insurance Agency, Marianna, FL, due September 2004.  Interest rate is
5%, balance due January 2002.  Collateralized by certain agency assets
acquired by Brooke Corporation.                                                               280,701                -

JL Rucker Insurance, Shreveport, LA, due January 2, 2002.  Interest rate is
0%. Collateralized by certain agency assets acquired by Brooke Corporation.                   270,000                -

Gary Karch & Associates A-1 Insurance, Mt. Vernon, IL, due December 2002.
Interest rate is 0%. Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                                   67,500                -

Kohn-Senf Insurance Agency, Inc., St. Louis, MO, due December 2002.  Interest
rate is 5%, entire balance due at maturity.  Collaterized by certain agency
assets acquired by Brooke Corporation.                                                        159,390                -

Sun Century Insurance Agency, Inc., Phoenix, AZ, due December 2003.  Interest
rate is 5%, annual principal payments of $67,333.  Collaterized by certain
agency assets acquired by Brooke Corporation.                                                 134,667                -

W.I. of Florida, Inc., Tampa, FL, due December 2003.  Interest rate is 0%, annual payments of $73,176.  Collaterized by certain agency assets acquired
by  Brooke Corporation.                                                                       146,352                -

                                                                                          $   -                $     -
Watson & Associates Insurance Services, Inc., Phoenix, AZ, due November 2004.
Interest rate is 0%, annual payments of $57,167.  Collaterized by certain
agency assets acquired by Brooke Corporation.                                                 171,500                -
                                                                                           ----------           ----------
Total bank loans and notes payable                                                          5,785,058            3,517,954
Bonds payable (See Note 5)                                                                  5,780,000            1,980,000
                                                                                          -----------          -----------
Total bank loans, notes payable and other long-term obligations                            11,565,058            5,497,954

Less:  Current maturities and short-term debt                                              (4,166,123)          (2,161,190)
                                                                                          -----------          -----------
Total long-term debt                                                                      $ 7,398,935          $ 3,336,764
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

The table below reflects summarized financial information concerning the Company's reportable segments for the years ended December 31, 2001 and 2000:

                                                  INSURANCE           FINANCIAL        ELIMINATION OF
                                                    AGENCY             SERVICES         INTERSEGMENT       CONSOLIDATED
                                                   BUSINESS            BUSINESS           ACTIVITY            TOTALS
                                                 -----------        ------------       --------------      ------------
2001
  Insurance commissions                          $20,895,232         $   -             $     -             $20,895,232
  Interest income                                   (343,632)            578,302          (160,076)             74,594
  Gain on sale of notes receivable                                       507,670                               507,670

  Interest expense                                   169,561                                 -                 169,561
  Commissions expense                             16,220,082             -                   -              16,220,082
  Impairment loss                                    162,877                                                   162,877
  Depreciation and amortization                      382,295              58,319             -                 440,614
  Segment assets                                   8,930,464          13,527,753        (5,001,306)         17,456,911
  Expenditures for segment assets                    232,790             -                   -                 232,790

                                                  INSURANCE           FINANCIAL        ELIMINATION OF
                                                    AGENCY             SERVICES         INTERSEGMENT       CONSOLIDATED
                                                   BUSINESS            BUSINESS           ACTIVITY            TOTALS
                                                 -----------       -------------       --------------      ------------
2000
  Insurance commissions                          $13,751,080       $    -              $    -              $13,751,080
  Interest income                                   (184,241)            420,654          (131,464)            104,949
  Interest expense                                    20,731             180,000             -                 200,731
  Commissions expense                              9,489,111             -                   -               9,489,111
  Depreciation and amortization                      405,735             -                   -                 405,735
  Impairment loss                                    300,000             -                   -                 300,000
  Segment assets                                   8,181,677             373,465        (1,040,000)          7,515,142
  Expenditures for segment assets                    404,147             -                   -                 404,147

                   PROFIT (LOSS)                                         2001               2000
                                                                         ----               ----
                   Insurance Agency profit                          $  3,616,785        $ 3,171,262
                   Financial Services profit                             867,577            289,191
                                                                    ------------        -----------
                   Total segment profit                                4,484,362        $ 3,460,453
                   Unallocated amounts:
                       Finders fees                                      450,000             -
                       Buyer assistance plan fees                      1,589,550             -
                       Loss on sale of fixed assets                      (47,397)            -
                       Gain on sale of agencies                          676,503             17,500
                       Other corporate expenses                       (6,099,369)        (4,216,283)
                                                                    ------------       ------------
                     Income (loss) before income taxes              $  1,053,649       $   (738,330)
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

16.   Supplemental Cash Flow Disclosures


SUPPLEMENTAL DISCLOSURES:
      Cash paid for interest                                                  $513,232                  $384,972
                                                                              ========                  ========
      Cash paid for income tax                                                $   -                     $   -
                                                                              ========                  ========
      Non cash financing activity - additional paid in
         capital for contributed
         services                                                             $ 40,000                  $ 40,000
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


The Company has reclassified, on the Statements of Income, the corresponding interest expense on un-sold agency loans (Bond interest expense) for which interest income amounts are included in operating income. The cost of financing is an integral part of the Company's lending operation and are classified in a manner consistent with the corresponding revenue.


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

Elimination of contingent
liability with acquisition
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

Elimination of contingent
liability with acquisition
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
                               ========    ========        ========        ========


The Company has revised the initial purchase price allocation, for the Interstate subsidiary, to delete the contingent consideration. As recapped below, the elimination of the contingent consideration would have the following affect on the prior reported quarterly financial information:



                             03/31/2001   06/30/2001   09/30/2001   03/31/2001    06/30/2001  09/30/2001
                              RETAINED     RETAINED     RETAINED       NET           NET         NET
                              EARNINGS     EARNINGS     EARNINGS      INCOME        INCOME      INCOME
                              --------     --------     --------      ------        ------      ------
 As previously reported      $(2,596,023) $(2,414,194) $(2,249,100)  $493,659     $724,738    $949,702

 Elimination of contingent       900,000      900,000      643,246       -            -       (256,754)
 liability with acquistion
 of subsidiary

 Prior period adjustments       (306,000)    (306,000)    (218,704)      -            -         87,296
 affect for deferred tax     -----------  -----------  -----------   --------     --------    --------
 assets

 As adjusted                 $(2,002,023) $(1,820,194) $(1,824,558)  $493,659     $724,738    $780,244
                             ===========  ===========  ===========   ========     ========    ========


                             03/31/2001   06/30/2001   09/30/2001  03/31/2001   06/30/2001   09/30/2001
                               EARNINGS    EARNINGS     EARNINGS   DILUT.EARN.  DILUT.EARN.  DILUT.EARN.
                              PER SHARE    PER SHARE    PER SHARE   PER SHARE    PER SHARE    PER SHARE
                              ---------    ---------    ---------   ---------    ---------    ---------
 As previously reported            $0.71       $1.03        $1.33        $0.70        $1.01        $1.27

 Elimination of contingent          -           -           (0.34)        -            -           (0.30)
 liability with acquistion
 of subsidiary

 Prior period adjustments           -           -            0.12         -            -            0.10
 affect for deferred tax      ----------   ---------    ---------   ----------    ---------    ---------
 assets

 As adjusted                       $0.71       $1.03        $1.10        $0.70        $1.01        $1.07
                              ==========   =========    =========   ==========    =========    =========

ITEM 13   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  INDEX TO EXHIBITS

EXHIBIT        DESCRIPTION
NO.
2.00           Stock Purchase Agreement dated February 22, 2002, between Brooke
               Bancshares and 1st Financial Bancshares, Inc., relating to the purchase by Brooke Bancshares of Centerville State Bank (4)
2.01           Purchase and Sale Agreement dated October 17, 2001 between Brooke
               Corporation and Fleming Companies, Inc. (4)
3.01           Amendment and Restatement to the Articles of Incorporation of the
               Company, filed with the Secretary of State for the State of Kansas on March 16, 2001(5)
3.02           By-laws of Brooke Financial Services, Inc.(1)
3.03           Minutes of special meeting of stockholders of Brooke Financial
               Services, Inc., dated May 10, 1986, amending the by-laws(1)
3.04           Minutes of special meeting of stockholders of Brooke Financial
               Services, Inc., dated January 31, 1987, amending the by-laws1
3.05           Minutes of special meeting of stockholders of the Company, dated
               January 26, 1991, amending the by-laws(1)
3.06           Certificate of Amendment to the By-laws of the Company, dated
               July 3, 2000(1)
4.01           Indenture dated as of July 31, 1997 (the "Indenture"), by and between Brooke Credit Corporation and The First National Bank and
               Trust Company, relating to the issuance of the Brooke Credit
               Corporation, Series 1997A, Series 1997B and Series 1997C Bonds(1)
4.02           Addendum to the Indenture dated as of November 13, 1997, relating to the issuance of the Brooke Credit Corporation, Series 1997D
               Bonds(1)
4.03           Addendum to the Indenture dated as of August 28, 1998, relating to the issuance of the Brooke Credit Corporation, Series 1997E
               Bonds(1)
4.04           Guaranty dated as of December 18, 1997, executed by Brooke
               Corporation guaranteeing payment of principal and interest on the Brooke Credit Corporation, Series 1997A, Series 1997B, Series
               1997C and Series 1997D Bonds(1)
10.01          Representative Agency Agreement between the Company and Safeco
               Insurance Company(1)
10.02          Representative Agency Agreement between the Company and Allied
               Group(1)
10.03          Representative Agency Agreement between the Company and EMC
               Insurance Companies(1)
10.04          Representative Agency Agreement between the Company and Columbia
               Insurance Group(1)
10.05          Representative Agency Agreement between the Company and Allstate
               Insurance Company(1)

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


                                  BROOKE CORPORATION


                                        /s/ Robert D. Orr
                                  --------------------------------------------
                                  Robert D. Orr, Chief Executive Officer
                                  and Director


Date:  August 14, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


         NAME                                  TITLE                                DATE
         ----                                  -----                                ----
/s/ Michael Hess                 President and Director                         August 14, 2002
-----------------------
Michael Hess

/s/ Leland G. Orr                Treasurer, Chief Financial Officer,            August 14, 2002
-----------------------          Assistant Secretary and Director
Leland G. Orr

/s/ Robert D. Orr                Chief Executive Officer and Director           August 14, 2002
-----------------------
Robert D. Orr

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