Form 10QSB/A
period 2002-03-31
BROOKE CORP
filed 2002-08-14
CIK 834408

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                                   AMENDMENT 2


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



April 26, 2002
(except for Note 20, as to which the date is August 8, 2002)

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

                               BROOKE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                             MARCH 31, 2002 AND 2001

                                                              2002               2001
                                                              ----               ----
 OPERATING INCOME
      Insurance commissions                                $ 6,056,614        $ 4,695,470
      Interest income (net)                                    218,528             (1,568)
      Finder's fee                                             325,165            175,000
      Gain on sale of agencies                                  93,942                  -
      Buyer assistance plan fees                             1,061,069                  -
      Other income                                               5,866
      Gain on sale of notes receivable                         660,285            185,190
                                                       ----------------   ----------------

          TOTAL OPERATING INCOME                             8,421,469          5,054,092
                                                       ----------------   ----------------

 OPERATING EXPENSES
      Commissions expense                                    5,036,333          2,829,607
      Payroll expense                                        1,458,511            864,824
      Depreciation and amortization                            145,490            112,083
      Other operating expenses                                 767,909            382,090
      Bond interest expense                                    125,625             59,699
                                                       ----------------   ----------------

          TOTAL OPERATING EXPENSES                           7,533,868          4,248,303
                                                       ----------------   ----------------

 INCOME FROM OPERATIONS                                        887,601            805,789
                                                       ----------------   ----------------

 OTHER EXPENSES
      Interest expense                                          42,934             57,821
                                                       ----------------   ----------------

          TOTAL OTHER EXPENSES                                  42,934             57,821
                                                       ----------------   ----------------

 INCOME BEFORE INCOME TAXES                                    844,667            747,968
          Income tax expense                                   287,187            254,309
                                                       ----------------   ----------------

 NET INCOME                                                 $  557,480         $  493,659
                                                       ================   ================

      NET INCOME PER SHARE:
          Basic                                                    .71               0.71
          Diluted                                                  .64               0.70


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT
ACCOUNTANTS' REVIEW REPORT.                                                    6

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

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
2.       NOTES RECEIVABLE

At March 31, 2002 and 2001, notes receivable consist of the following:

                                                                                 03/31/2002                   03/31/2001
                                                                                 ----------                   ----------
Agency loans                                                                   $ 44,534,787                  $ 24,483,260
Less: Agency loan participation                                                 (41,029,677)                  (24,009,176)
Equipment loans                                                                           0                         1,441
Less: Equipment loan participation                                                        0                        (1,441)
Consumer loans                                                                       89,668                       174,663
Less: Consumer loan participation                                                   (88,668)                     (174,663)
                                                                            -----------------            ------------------
          Total notes receivable, net                                             3,506,110                      474,084

Interest earned not collected on notes*                                             515,197                      239,593
Customer receivables                                                              4,268,528                    2,566,932
                                                                            -----------------            ------------------

Total accounts and notes receivable, net                                       $  8,289,835                  $ 3,280,609
                                                                            =================            ==================


* The Company has recorded a corresponding liability for interest payable to participating lenders in the amounts of $302,586 and $211,551 in 2001 and 2000 respectively.


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

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the fair value of the servicing asset and recourse liability is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. The numbers used above are actual dollar amounts and not listed in the thousands.
The above adverse changes are calculated on the Company's retained interests in loans sold to participating lenders totaling $41,118,345 and excludes unsold loans totaling $3,506,110. The above adverse changes for expected credit losses are calculated on the Company's retained interests in loans sold with recourse to participating lenders totaling $10,222,565 and excludes unsold and non-recourse loans totaling $34,401,990.
THE FOLLOWING ILLUSTRATE HOW THE CHANGES IN FAIR VALUES WERE CALCULATED FOR 10% AND 20% ADVERSE CHANGES IN KEY ECONOMIC ASSUMPTIONS (PREPAYMENT SPEED OF 10%, CREDIT LOSS RATE OF 5% AND DISCOUNT RATE OF 8.5%).
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

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001

19.      Supplemental Cash Flow Disclosures


SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest                                           $ 168,559       $ 117,520
                                                                     ==========      ==========
     Cash paid for income tax                                         $       -       $       -
                                                                     ==========      ==========
     Non cash financing activity - additional paid in
        capital for contributed services                              $  10,000       $  10,000
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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001


     Net income for the first quarter of 2002 was $557,480 or $.71 per share, compared with net income in the first quarter of 2001 of $493,659 or $.71 per share. Total revenues for the first quarter of 2002 were $8,421,469, which is an increase of approximately 67% from total revenues of $5,054,092 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations.


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

FINANCE COMPANY SEGMENT


     Finance company operations consist primarily of lending to insurance agents. Agent loans are typically annually adjustable rate loans made for the purpose of acquiring insurance agencies. Net interest income and gross servicing income for the first three months of 2002 was $218,528, as compared with a net interest and servicing loss of $1,568 during the comparable period of the prior year.


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


     Underlying assumptions used in the initial determination of future cash flows on the participation loans accounted for as sales include the following:

                                                Agency Loans                         Agency Loans
                                          (Adjustable Rate Stratum)              (Fixed-Rate Stratum)
                                          -------------------------              --------------------
Prepayment speed*                                    10%                                 10%
Weighted average life*                          100.89 months                            N/A
Expected credit losses*                             5.0%                                 5.0%
Discount Rate*                                      8.5%                                11.00%

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

     In connection with the recognition of non-cash gains for the servicing benefits of loan participation sales, the present value of future cash flows were recorded as a servicing asset. Components of the servicing asset as of March 31, 2002 were as follows:

Estimated cash flows from loan servicing fees                             $ 1,164,933
Less:
  Servicing Expense                                                          (320,308)
  Discount to Present Value                                                  (280,926)
                                                                          -----------
Carrying Value of Retained Servicing Interest in Loan Participations      $   563,699

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

     The following table presents a summary of various indicators of the credit quality of off-balance sheet recourse loans for the three months ended March 31, 2002:

For the three months ended March 31, 2002:
   Net charge offs*                                                  $       -0-
As of March 31, 2002:
   Recourse loans sold                                               $10,222,565
   Estimated credit losses provided for                              $   220,792
   Estimated credit losses to recourse loans sold at period end             2.15%
Estimated Credit Loss Rates:
   Annual basis                                                             5.00%
   Percentage of original balance                                           1.90%
Delinquency rates:
   30 to 89 days*                                                              0%
   90 days or more*                                                            0%

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On February 27, 2001, the Company commenced the offering of 100,000 shares of its 2002 Convertible Preferred Stock, par value $25.00 per share (the "2002 Convertible Preferred Stock"). For the first quarter period ending March 31, 2002, the Company sold 26,350 shares of 2002 Convertible Preferred Stock for an aggregate purchase price of $658,750. The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147. The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas. The Company's offering of 2002 Convertible Preferred Stock was terminated on February 14, 2002.

     Prior to April 1, 2002, the holders of 2002 Convertible Preferred Stock had the right, at their option, to convert all or part of their 2002 Convertible Preferred Stock to common stock of the Company ("Common Stock"). In the event that a holder of 2002 Convertible Preferred Stock elected to convert its shares to Common Stock, one share of 2002 Convertible Preferred Stock would be exchanged for one share of Common Stock. The conversion of shares would occur immediately upon written notice to the Company. At any time after April 1, 2002, the Company has the option to redeem its 2002 Convertible Preferred Stock by paying $27.50 for each share held. As of March 31, 2002 51,593 shares of 2002 Convertible Preferred Stock had been converted to Common Stock. The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11 ) and Rule 147. The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal places of business are within the State of Kansas.

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

(3)  Filed previously.


(b) REPORTS ON FORM 8-K. During the first quarter of 2002, no reports on Form 8-K were filed.

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date:   August 14, 2002            BROOKE CORPORATION



                                    By: /s/ Robert D. Orr
                                        --------------------------------------
                                        Robert D. Orr, Chief Executive Officer


                                    By: /s/ Leland G. Orr
                                        --------------------------------------
                                        Leland G. Orr, Chief Financial Officer

                                  EXHIBIT LIST

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