Form 10-Q
period 2002-06-30
BROOKE CORP
filed 2002-08-19
CIK 834408

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _______________TO _____________________

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

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Check One): Yes |X| No |_|

As of June 30, 2002 there were 763,123 shares of the registrant's sole class of common stock outstanding.

Transitional Small Business Disclosure Format  (Check One):
Yes  |_|    No  |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                               BROOKE CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
Contents


INDEPENDENT ACCOUNTANTS' REPORT                                                                       2


CONSOLIDATED FINANCIAL STATEMENTS                                                                     3

   CONSOLIDATED BALANCE SHEETS........................................................................4-5
   CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS ENDED.............................................6
   CONSOLIDATED STATEMENTS OF INCOME - SIX MONTHS ENDED...............................................7
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY.........................................8
   CONSOLIDATED STATEMENTS OF CASH FLOWS..............................................................9
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................................................10-42


                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors
Brooke Corporation:

We have reviewed the accompanying consolidated balance sheets of

                               BROOKE CORPORATION

as of June 30, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the six month periods then ended. These financial statements are the responsibility of the Company's management.

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


Summers, Spencer & Cavanaugh, CPAs, Chartered
Topeka, Kansas
August 15, 2002

                               BROOKE CORPORATION


                        CONSOLIDATED FINANCIAL STATEMENTS

                               BROOKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             JUNE 30, 2002 AND 2001


                                           ASSETS

                                                             2002                 2001
                                                        -----------------  ------------------
 CURRENT ASSETS
     Cash                                                    $ 4,753,902         $ 3,853,166
     Accounts and notes receivable, net                        8,760,500           4,471,323
     Note receivable, parent company                             506,909             267,075
     Other receivables                                         1,349,123             358,346
     Securities                                                    1,198               1,198
     Interest-only strip receivable                              896,466             144,343
     Deposits                                                  1,531,187              50,769
     Prepaid expenses                                            312,486             102,707
                                                        -----------------  ------------------
       TOTAL CURRENT ASSETS                                   18,111,771           9,248,927
                                                        -----------------  ------------------
 INVESTMENT IN AGENCIES                                          594,446                   -
                                                        -----------------  ------------------
 PROPERTY AND EQUIPMENT
     Cost                                                      3,108,394           2,351,501
     Less: Accumulated depreciation                           (1,892,324)         (1,705,446)
                                                        -----------------  ------------------
       NET PROPERTY AND EQUIPMENT                              1,216,070             646,055
                                                        -----------------  ------------------
 OTHER ASSETS
     Excess of cost over fair value of net assets                892,848             892,848
     Less: Accumulated amortization                             (295,189)           (215,749)
     Prepaid commission guarantee                                 14,100              48,134
     Covenants not to compete                                          -               4,888
     Goodwill                                                          -               3,174
     Prepaid finders fee                                          14,086              14,594
     Contract database                                            38,275              41,108
     Servicing asset                                             715,769             146,779
     Restricted cash                                             364,690                   -
     Deferred tax asset                                           67,665             480,716
                                                        -----------------  ------------------
       NET OTHER ASSETS                                        1,812,244           1,416,492
                                                        -----------------  ------------------
 TOTAL ASSETS                                               $ 21,734,531        $ 11,311,474
                                                        =================  ==================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

                               BROOKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             JUNE 30, 2002 AND 2001

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                           2002              2001
                                                                    ----------------  ------------------
 CURRENT LIABILITIES
     Accounts payable                                                   $ 1,134,457        $  1,012,229
     Premiums payable to insurance companies                              1,971,048           2,518,691
     Unearned buyer assistance plan fees                                  1,270,697             100,846
     Accrued commission refunds                                             326,306             267,217
     Short-term debt                                                        793,431             986,674
     Current maturities of long-term debt                                 4,121,307           2,141,277
                                                                    ----------------  ------------------
       TOTAL CURRENT LIABILITIES                                          9,557,246          7,026,934

 NON-CURRENT LIABILITIES
     Servicing liability                                                     46,399              18,211
     Long-term debt less current maturities                               8,479,227           3,964,379
                                                                    ----------------  ------------------
 TOTAL LIABILITIES                                                       18,142,872          11,009,524
                                                                    ----------------  ------------------

 STOCKHOLDERS' EQUITY
     Common stock, $1 par value, 9,500,000 shares
       authorized, 774,173 and 704,018 shares issued
       and 763,123 and 692,968 shares outstanding                           774,173             704,018
     Preferred stock, $75 par value, 1,000 shares
       authorized, 781 shares issued and outstanding                         58,600              58,600
     Preferred stock, $25 par value, 464,625 shares
       authorized, 49,667 and 17,639 shares issued and outstanding        1,241,675             440,975
     Preferred stock, $32 par value, 34,375 shares
       authorized, 24,331 shares issued and outstanding                     778,592                   -
     Less: Treasury stock, 11,050 shares at cost                           (39,500)            (39,500)
     Additional paid-in capital                                           2,105,839             951,989
     Retained earnings                                                  (1,359,994)         (1,820,194)
     Accumulated other comprehensive income                                  32,274               6,062
                                                                    ----------------  ------------------
       TOTAL STOCKHOLDERS' EQUITY                                         3,591,659             301,950
                                                                    ----------------  ------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 21,734,531        $ 11,311,474
                                                                    ================  ==================


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

                               BROOKE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001


                                                            2002               2001
                                                       ----------------   -----------------
 OPERATING INCOME
      Insurance commissions                                $ 7,441,079        $ 5,557,361
      Interest income (net)                                    217,670            121,507
      Finder's fee                                             336,106                  -
      Gain on sale of agencies                                  34,161            449,580
      Buyer assistance plan fees                               616,558            317,203
      Gain on sale of notes receivable                         530,607            100,955
      Gain on extinguishment of debt                           397,306                  -
      Other income                                               8,164                  -
                                                       ----------------   ----------------
          TOTAL OPERATING INCOME                             9,581,651          6,546,606
                                                       ----------------   ----------------

 OPERATING EXPENSES
      Commissions expense                                    6,174,404          4,547,920
      Payroll expense                                        1,525,640            968,148
      Depreciation and amortization                            160,365            118,565
      Other operating expenses                               1,154,096            451,130
      Bond interest expense                                    122,574             78,518
                                                       ----------------   ----------------
          TOTAL OPERATING EXPENSES                           9,137,079          6,164,281
                                                       ----------------   ----------------

 INCOME FROM OPERATIONS                                        444,572            382,325
                                                       ----------------   ----------------

 OTHER EXPENSES
      Interest expense                                          29,946             32,205
                                                       ----------------   ----------------
          TOTAL OTHER EXPENSES                                  29,946             32,205
                                                      ----------------   ----------------

 INCOME BEFORE INCOME TAXES                                    414,626            350,120

          Income tax expense                                   140,973            119,041
                                                       ----------------   ----------------
 NET INCOME                                                 $  273,653         $  231,079
                                                       ================   ================

      NET INCOME PER SHARE:
          Basic                                                    .27                .32
          Diluted                                                  .31                .31


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

                               BROOKE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                            2002               2001
                                                       ----------------   ----------------
 OPERATING INCOME
      Insurance commissions                                $13,497,693        $10,252,831
      Interest income (net)                                    436,198            119,939
      Finder's fee                                             661,271            175,000
      Gain on sale of agencies                                 128,103            449,580
      Buyer assistance plan fees                             1,677,627            317,203
      Gain on sale of notes receivable                       1,190,892            286,145
      Gain on extinguishment of debt                           397,306                  -
      Other income                                              14,030                  -
                                                       ----------------   ----------------
          TOTAL OPERATING INCOME                            18,003,120         11,600,698
                                                       ----------------   ----------------

 OPERATING EXPENSES
      Commissions expense                                   11,210,737          7,377,527
      Payroll expense                                        2,984,151          1,832,972
      Depreciation and amortization                            305,855            230,648
      Other operating expenses                               1,922,005            833,220
      Bond interest expense                                    248,199            138,217
                                                       ----------------   ----------------
          TOTAL OPERATING EXPENSES                          16,670,947         10,412,584
                                                       ----------------   ----------------

 INCOME FROM OPERATIONS                                      1,332,173          1,188,144
                                                       ----------------   ----------------

 OTHER EXPENSES
      Interest expense                                          72,880             90,026
                                                       ----------------   ----------------
          TOTAL OTHER EXPENSES                                  72,880             90,026
                                                       ----------------   ----------------

 INCOME BEFORE INCOME TAXES                                  1,259,293          1,098,088

          Income tax expense                                   428,160            373,350
                                                       ----------------   ----------------
 NET INCOME                                                 $  831,133         $  724,738
                                                       ================   ================

      NET INCOME PER SHARE:
          Basic                                                    .98               1.03
          Diluted                                                  .95               1.01


SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

                               BROOKE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                                        NOTES
                                     COMMON        PREFERRED        TREASURY        RECEIVABLE FOR       ADD'L PAID-
                                      STOCK          STOCK           STOCK           COMMON STOCK         IN CAPITAL
 BALANCES, DECEMBER 31, 2000         $704,018     $    58,600     $  (39,500)          $        -         $ 1,103,702
 Dividends paid
 Preferred stock issued                               440,975
 Fair market value of
   contributed services                                                                                        20,000
 Deferred charges                                                                                            (171,713)
 Comprehensive income:
     Interest-only strip
      receivable, fair
      market value
 Net income

                                     --------      ----------     ----------        --------------       ------------

 BALANCES, JUNE 30, 2001             $704,018     $   499,575     $  (39,500)           $        -        $   951,989
                                     ========      ==========     ==========        ==============       ============
 BALANCES, DECEMBER 31, 2001         $704,018     $ 1,899,850     $  (39,500)           $   (8,193)      $    703,023
 Dividends paid
 Preferred stock issued                             2,001,646
 Fair market value of
   contributed services                                                                                        20,000
 Equity conversion                     70,155      (1,822,629)                                              1,752,474
 Loan proceeds for common
   stock issuances                                                                           8,193
 Deferred charges                                                                                            (369,658)
 Comprehensive income:
     Interest-only strip
       receivable, fair
       market value
 Net income

                                     --------     -----------     ----------        --------------       ------------

 BALANCES, JUNE 30, 2002             $774,173     $ 2,078,867     $ (39,500)             $      -         $ 2,105,839
                                     ========     ===========     ==========        ===============       ===========

                                                           ACCUMULATED
                                        RETAINED              OTHER
                                         EARNINGS         COMPREHENSIVE
                                        (DEFICIT)            INCOME              TOTAL
 BALANCES, DECEMBER 31, 2000          $ (2,452,773)             $        -     $ (625,953)
 Dividends paid                            (92,159)                               (92,159)
 Preferred stock issued                                                           440,975
 Fair market value of
   contributed services                                                            20,000
 Deferred charges                                                                (171,713)
 Comprehensive income:
   Interest-only strip
     receivable, fair
     market value                                                   6,062           6,062
 Net income                                724,738                                724,738
                                      ------------        ---------------      -----------

 BALANCES, JUNE 30, 2001              $ (1,820,194)           $     6,062       $ 301,950
                                      ============        ================     ===========

 BALANCES, DECEMBER 31, 2001          $ (1,990,093)           $     7,311      $ 1,276,416
 Dividends paid                           (201,034)                               (201,034)
 Preferred stock issued                                                          2,001,646
 Fair market value of
   contributed services                                                             20,000
 Equity conversion                                                                       -
 Loan proceeds for common
   stock issuances                                                                   8,193
 Deferred charges                                                                 (369,658)
 Comprehensive income:
   Interest-only strip
     receivable, fair
     market value                                                  24,963           24,963
 Net income                                831,133                                 831,133
                                      ------------        ---------------       ----------
 BALANCES, JUNE 30, 2002              $ (1,359,994)          $     32,274      $ 3,591,659
                                      ============        ===============       ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

                               BROOKE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                            2002               2001
                                                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                          $  831,133          $  724,738
 ADJUSTMENTS TO RECONCILE NET INCOME TO
     NET CASH FLOWS FROM OPERATING ACTIVITIES:
     Depreciation                                                           140,000             140,000
     Amortization                                                           165,855              90,648
     Fair market value of contributed services                               20,000              20,000
     (Gain) loss on sale of inventory                                      (128,103)           (449,580)
     Deferred income tax expense                                            428,160             373,350
     Gain on sale of notes receivable                                    (1,190,892)           (286,145)
     (INCREASE) DECREASE IN ASSETS:
        Accounts and notes receivables, net                              (1,019,053)         (1,766,506)
        Other receivables                                                  (470,031)           (338,818)
        Prepaid expenses and other assets                                (1,514,761)             (5,834)
     INCREASE (DECREASE) IN
       LIABILITIES:
        Accounts and expenses payable                                        43,086             569,549
        Other liabilities                                                    86,245             686,293
                                                                         ----------         -----------

     NET CASH USED IN OPERATING ACTIVITIES                               (2,608,361)           (242,305)
                                                                        -----------          ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash payments for property and equipment                              (242,851)            (84,406)
     Purchases of insurance agency inventory                             (3,096,443)         (3,343,642)
     Proceeds from sales of insurance agency inventory                    7,508,820           4,242,802
                                                                        -----------          ----------
     NET CASH PROVIDED BY INVESTING ACTIVITIES                            4,169,526             814,754
                                                                        -----------          ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred charges                                                      (369,658)           (171,713)
     Dividends paid                                                        (201,034)            (92,159)
     Cash proceeds from bond issuance                                       580,000           1,575,000
     Cash proceeds from preferred stock issuance                          2,001,646             440,975
     Payments on bond maturities                                           (975,000)                  -
     Advances on short-term borrowing                                             -             898,649
     Payments on short-term borrowing                                       (78,890)           (738,514)
     Payments on long-term debt                                          (2,552,196)           (315,034)
                                                                        -----------          ----------
     NET CASH PROVIDE BY (USED IN) FINANCING ACTIVITIES                  (1,595,132)          1,597,204
                                                                        -----------          ----------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (33,967)          2,169,653
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           4,787,869           1,683,513
                                                                        -----------          ----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 4,753,902         $ 3,853,166
                                                                        ===========          ==========

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS' REVIEW REPORT.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


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

INTERSTATE INSURANCE GROUP, LTD, is a licensed insurance agency that may sell insurance programs and "targeted market" policies through the Company's network of agents and through agents not necessarily affiliated with the Company under the trade name of American Interstate Insurance Agency.

THE AMERICAN AGENCY, INC., consults with agent sellers and brokers agency sales under the trade name of Agency Business Brokers. This subsidiary is also a licensed insurance agency that may sell insurance programs and "targeted market" policies through the Company's network of agents and through agents not necessarily affiliated with the Company under the trade name of American Insurance Agency.

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

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

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

BROOKE AGENCY SERVICES COMPANY LLC (BASC) is a limited liability company organized under the laws of the state of Delaware on June 24, 2002. It is a bankruptcy-remote special purpose entity, is licensed as an insurance agency and was created to offer property, casualty, life and health insurance through certain agents with loans originated by Brooke Credit Corporation.

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

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

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

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $326,306 and $267,217 as of June 30, 2002 and 2001, respectively.

The Company provides consulting, marketing and cash flow assistance to agency owners during the first year of agency ownership through a Buyers Assistance Plan ("BAP") program. The Company has allocated the fees paid by agents for BAP assistance to each of the services provided by the Company and the fee associated with a particular service is recognized as revenue using the percentage of completion accounting method by referencing the costs incurred to date. Many of the BAP services (inspection reports, operations analysis, marketing plan development) are provided by the Company before, or within thirty days after, agency acquisition so approximately 58% of BAP fees are immediately recognized as revenue. An additional 20% of BAP and related fees are recognized during the first year of agency ownership leaving approximately 22% of related fees unearned, and the revenue recognized, after the BAP period expires. The allocation of fees may change if the nature, or timing, of BAP related services change. Unearned BAP fees were $1,270,697 and $100,846 at June 30, 2002 and 2001, respectively.

Revenues from finders fees, gains on sale of agencies and seller discounts are recognized immediately because the Company has no continuing obligation.

(f)      PROPERTY AND EQUIPMENT

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

(g)      EXCESS COST OF PURCHASED SUBSIDIARY

Included in other assets are unamortized costs of purchased subsidiaries (Brooke Life and Health, Inc. and The American Agency, Inc.) in excess of the fair value of underlying net tangible assets acquired. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization expense (excluding servicing asset amortization expense of $109,079) was $56,776 for the period ended June 30, 2002. The "excess cost of purchased subsidiary" resulted from the purchase of a subsidiary corporation. In 2001, management elected to reclassify Investment in Agencies of $316,520 to this account because management's intention was no longer to sell these agencies, which, primarily consisted of an agency doing business as Brooke Life/Health.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

In the third and fourth quarters of 2000, Interstate Insurance Group, LTD's primary supplier began exiting the limousine insurance market, which comprised virtually all of Interstate's insurance business, and revenues began decreasing. Based on these circumstances, revenue and cash flow projections were revised, resulting in the recognition of impairment losses in the Interstate unit of the insurance agency business segment of $300,000 and $162,877, in 2000 and 2001, respectively. The amount of the Interstate impairment losses corresponds to the amounts recorded as Excess Cost of Purchased Subsidiary as disclosed in footnote 15.

(h)      INCOME TAXES

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to net operating loss carryforwards that are available to offset future taxable income. The Company files its federal income tax return on a consolidated basis with its subsidiaries.

(i)      INVESTMENT IN AGENCIES

The assets included in the "Investment in Agencies" category is the purchase price paid for agency assets. These assets are available for sale and are carried at the lower of cost or market. The Company acquires insurance agency assets to hold in inventory for sale to its agents. The number of agencies purchased for this purpose for the period ending June 30, 2002 and 2001 was 15 and 10, respectively. Correspondingly, the number of agencies sold from inventory for the period ending June 30, 2002 and 2001 was 16 and 10, respectively. At June 30, 2002 the "Investment in Agencies" inventory consisted of a Texas agency purchased during 2001, at a total cost of $594,446.

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

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(l)      DEFERRED CHARGES

Deferred charges relate to costs associated with the public offering of preferred stock and bonds. Selling expenses, auditor fees, legal costs and filing charges associated with the Company's public offering of stock totaled $810,337 and have been offset against stock proceeds. Similar costs associated with the Company's public offering of bonds totaled $291,371 and are classified as prepaid expenses that are amortized over a period ending at bond maturity. Net of amortization, the balance of all such prepaid expenses as of June 30, 2002 was $189,323.

(m)      EQUITY RIGHTS AND PRIVILEGES

Convertible preferred stockholders shall be entitled to a 9% cumulative dividend in cash of the liquidation value of such stock per share per annum, as determined by the Board of Directors. Convertible preferred stock may convert to common stock at a rate of 13 shares of common stock for 1 share of preferred stock. Convertible preferred stock has no voting rights. Holders of convertible preferred stock, upon liquidation or dissolution of the Company, are entitled to be paid an amount equal to $75 for each share of preferred stock not converted into common stock before any amount may be paid to holders of common stock. In addition to the convertible preferred stock, the Company is authorized to issue 499,000 shares of preferred stock. The authorized shares consist of 100,000 shares of 2002 convertible preferred stock, 10,000 shares of 2002A convertible preferred stock, and 34,375 shares of 2002B convertible preferred stock. The remaining 354,625 shares are "undesignated" preferred stock. The holders of the 2002 and 2002A convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 10% of the liquidation value of such stock per share per annum if determined by the Board of Directors. Prior to April 1, 2002, the holders of 2002 and 2002A convertible preferred stock converted 60,333 of their preferred shares into 60,333 shares of common stock. The holders of 2002 and 2002A convertible preferred stock that did not convert their shares to common shares prior to April 1, 2002 have no conversion rights. In the case of liquidation or dissolution of the Company, the holders of the 2002 or 2002A convertible preferred stock shall be entitled to be paid in full the liquidation value, $25 per share, after payment of full liquidation value to the holders of convertible preferred stock and before the holders of common stock. The holders of 2002B convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 9% of the liquidation value of such stock per share per annum if determined by the Board of Directors. On or prior to May 15, 2002, the holders of 2002B convertible stock converted 9,822 of their preferred shares into 9,822 shares of common stock. The holders of 2002B convertible preferred stock that did not convert their shares to common shares on or prior to May 15, 2002 have no conversion rights. In the case of liquidation or dissolution of the Company, the holders of the 2002B convertible preferred stock shall be entitled to be paid in full the liquidation value, $32 per share, after payment of full liquidation value to the holders of convertible preferred stock, 2002 convertible preferred stock, 2002A convertible preferred stock, and before the holders of common stock. The common stockholders shall possess all rights and privileges afforded to capital stock by law, subject to holders of convertible preferred stock.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(n)      PER SHARE DATA

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company's common stock outstanding. Total preferred stock dividends declared during the periods ended June 30, 2002 and 2001 were $114,299 and $8,979, respectively. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company's common stock outstanding.

                                                                                  2002              2001
                                                                                  ----              ----
BASIC EARNINGS PER SHARE
Net Income                                                                    $   831,133       $  724,738
Less: Preferred Stock Dividends                                                  (114,299)          (8,979)
                                                                              ----------------------------
Income Available to Common Stockholders                                           716,834          715,759
Average 2002 Common Stock Shares                                 739,431
Less: 2002 Treasure Stock Shares                                 (11,050)         728,381          692,968
                                                               -------------------------------------------

Basic Earnings Per Share                                                      $       .98       $     1.03
                                                                         =================================

DILUTED EARNINGS PER SHARE                                                      2002              2001
                                                                                ----              ----
Net Income                                                                    $   831,133       $ 724,738
Less: 2002 Preferred Stock Dividends on Non-Convertible Shares                    (48,828)              -
                                                                              ---------------------------
Income Available to Common Stockholders                                           782,305         724,738
Average 2002 Common Stock Shares                                 739,431
Less: 2002 Treasure Stock Shares                                 (11,050)
Plus: Allowance for Shares Converted During 2002                  34,742
Plus: Assumed Conversion of Convertible Preferred Shares in
  2002                                                            10,153
Plus: Assumed Exercise of 47,500 Stock Options Shares in 2002     47,500          820,776         721,437
                                                               ------------------------------------------

Diluted Earnings Per Share                                                      $     .95       $    1.01
                                                                         ================================

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT.)

(o)      BUYER ASSISTANCE PLAN

The Company introduced a consulting program (Buyer Assistance Plan or "BAP") to provide assistance to agency buyers during the first months of insurance agency ownership. Although most of the BAP services provided by the Company are performed in the first month of agency ownership, some of the BAP services are performed later and a portion of BAP fees are therefore deferred until the cost of providing the service is incurred. Unearned buyer assistance plan fees are $1,270,697 and $100,846 at June 30, 2002 and 2001, respectively.

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

(r)      OTHER RECEIVABLES

Included in this category are reimbursements due from agents for possible cancellation of policies, advances of commission to agents, receivables from sellers on contracts of services and advances to vendors on behalf of franchise agents. Most of these amounts are collected within 30 days from borrowers or agents and all amounts are collected within 12 months from date of recording.

(s)      ADVERTISING

The Company expenses the costs of advertising as they are incurred. Total advertising expense for the period ending June 30, 2002 and 2001 was $266,072 and $40,515, respectively.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


2.       NOTES RECEIVABLE

At June 30, 2002 and 2001, notes receivable consist of the following:


                                                                             06/30/2002                 06/30/2001
                                                                             ----------                 ----------

  Agency loans                                                                 $46,912,632                $ 29,941,485
  Less: Agency loan participation                                              (44,468,620)                (29,497,403)
  Equipment loans                                                                        0                         941
  Less: Equipment loan participation                                                     0                        (941)
  Consumer loans                                                                   156,017                     154,783
  Less: Consumer loan participation                                                (78,419)                   (154,783)
                                                                           ----------------          ------------------

            Total notes receivable, net                                          2,521,610                     444,082
  Interest earned not collected on notes *                                         376,762                     509,531
  Customer receivables                                                           5,862,128                   3,517,710
                                                                           ----------------          ------------------

  Total accounts and notes receivable, net                                     $ 8,760,500                $  4,471,323
                                                                           ================          ==================

*The Company has a corresponding liability for interest payable to participating lenders in the amounts of $306,330 and $317,236 at June 30, 2002 and 2001, respectively.

Loan participation represents the transfer of notes receivable, by sale, to "participating" banks and finance companies. The Company receives consideration from the participating entities. In accordance with SFAS 140 ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES, these transfers are accounted for as sales. The transferred assets (i.e. notes receivable) are isolated from the Company. The participating companies obtain the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivables. In addition, the Company does not maintain control over the transferred assets and the transfer agreements do not entitle the Company or obligate the Company to repurchase or redeem the notes receivable before their maturity. Based on management's experience the carrying value for notes receivable approximates the fair value.

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

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

2.       NOTES RECEIVABLE (CONT.)

During the period ended June 30, 2002, the Company sold $27,564,256 (138) loan participations for which servicing rights and interest receivable was retained. Corresponding pre-tax gains of $1,190,892 were recorded for the period ending June 30, 2002. During the period ended June 30, 2001, the Company sold $9,055,783 (47) loan participations for which servicing rights and interest receivable was retained. Corresponding pre-tax gains of $286,145 were recorded for the period ending June 30, 2001. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income. Additionally, impairment of the servicing asset is subsequently evaluated and measured. Subsequent to the initial recording at fair value, interest only receivables are measured as debt securities classified as available for sale.

Of the agency loans at June 30, 2002 and 2001, $9,993,743 and $7,993,732, respectively, are sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. Brooke Credit Corporation is not obligated, under any circumstances, to repurchase any loans sold to participating lenders prior to maturity or final resolution. All such recourse loans: a) have no balances more than 60 days past due; b) have adequate collateral; c) and are not in default.

The expense provision associated with the Company's recourse obligation is based on the estimated fair value of the obligation. During the periods ended June 30, 2002 and June 30, 2001, the Company sold $2,191,074 and $2,804,385, respectively, of loan participations for which the Company provided recourse.

To obtain fair values of retained interests and recourse obligations, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company typically estimates fair value based on the present value of future expected cash flows estimated using management's best estimates of key assumptions, credit losses, prepayment speed and discount rates commensurate with the risks involved.

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

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

2.       NOTES RECEIVABLE (CONT.)

Although substantially all of the company's loans are adjustable, a discount rate has been applied to reflect the net present value of future revenue streams. As such, changes in the net present value rate, or discount rate, resulting from interest rate variations, would adversely affect the asset's fair value.

The fair value of the interest-only strip receivable is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following table. The fair value of the interest-only strip receivable is reduced by the amount of estimated credit losses, which are calculated using the estimated credit loss percentage noted in the following table. On June 30, 2002 and 2001, the fair value of the interest-only strip receivable recorded by the Company was $896,466 and $144,343, respectively. The Company has classified the interest-only receivable asset as available for sale.

The fair value of the "Servicing Asset" (or liability) is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the following table. On June 30, 2002 and 2001, the fair value of the servicing asset recorded by the Company was $715,769 and $146,779, respectively.

Key economic assumptions used in measuring the retained interests and recourse obligations at the date of loan participation sales completed during the year were as follows (rates per annum):


                                           Agency Loans (Adjustable Rate            Agency Loans (Fixed-Rate Stratum)
                                                     Stratum)*
Prepayment speed                                        10%                                        10%
Weighted average life (MONTHS)                        101.18                                       N/A
Expected credit losses                                  5%                                         5%
Discount rate                                          8.5%                                      11.00%


*Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans, the rate is adjusted annually on December 31st.

At June 30, 2002, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

                                                                   Agency Loans                 Agency Loans
                                                                 (Adjustable Rate               (Fixed Rate
                                                                     Stratum)                     Stratum)
PREPAYMENT SPEED ASSUMPTION (ANNUAL RATE)                              10%                          N/A
  Impact on fair value of 10% adverse change                        $(51,304)                       N/A
  Impact on fair value of 20% adverse change                        $(88,501)                       N/A

EXPECTED CREDIT LOSSES (ANNUAL RATE)                                    5%                          N/A
  Impact on fair value of 10% adverse change                        $(10,382)                       N/A
  Impact on fair value of 20% adverse change                        $(21,049)                       N/A
DISCOUNT RATE (ANNUAL)                                                 8.5%                         N/A
  Impact on fair value of 10% adverse change                        $(53,118)                       N/A
  Impact on fair value of 20% adverse change                        $(92,341)                       N/A


                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


2.       NOTES RECEIVABLE (CONT.)

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

The above adverse changes are calculated on the Company's retained interests in loans sold to participating lenders totaling $44,547,040 and excludes unsold loans totaling $2,521,609. The above adverse changes for expected credit losses are calculated on the Company's retained interests in loans sold with recourse to participating lenders totaling $9,993,743 and excludes unsold and non-recourse loans totaling $37,074,906.


The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions (prepayment speed of 10%, credit loss rate of 5% and discount rate of 8.5%).


10% ADVERSE CHANGE IN PREPAYMENT SPEED ON RETAINED SERVICING INTEREST:
----------------------------------------------------------------------
Estimated cash flows from loan servicing fees @ 11% prepay speed                                   $ 1,425,129
Servicing expense @ 11% prepay speed                                                                   373,150
Discount of estimated cash flows to present value @ 8.5% discount rate                                 365,575
Carrying value of retained servicing interest in loan participations (adverse)                         686,404
Carrying value of retained servicing interest in loan participations (normal)                          715,769
Decrease of carrying value due to adverse change                                                   $    29,365

20% ADVERSE CHANGE IN PREPAYMENT SPEED ON RETAINED SERVICING INTEREST
---------------------------------------------------------------------

Estimated cash flows from loan servicing fees @ 12% prepay speed                                   $ 1,388,350
Servicing expense @ 12% prepay speed                                                                   362,587
Discount of estimated cash flows to present value @ 8.5% discount rate                                 357,267
Carrying value of retained servicing interest in loan participations (adverse)                         668,496
Carrying value of retained servicing interest in loan participations (normal)                          715,769
Decrease of carrying value due to adverse change                                                   $    47,273


                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


2.       NOTES RECEIVABLE (CONT.)


10% ADVERSE CHANGE IN PREPAYMENT SPEED ON RETAINED INTEREST (STRIP RECEIVABLE):
-------------------------------------------------------------------------------
Estimated cash flows from interest income @ 11% prepay speed                                       $ 1,347,240
Estimated credit loss on recourse loans @ 5% credit loss/11% prepay speed                              187,782
Discount of estimated cash flows to present value @ 8.5% discount rate                                 284,931
Carrying value of retained interest in loan participations (adverse)                                   874,527
Carrying value of retained interest in loan participations (normal)                                    896,466
Decrease of carrying value due to adverse change                                                   $    21,939

20% ADVERSE CHANGE IN PREPAYMENT SPEED ON RETAINED INTEREST (STRIP RECEIVABLE):
-------------------------------------------------------------------------------

Estimated cash flows from interest income @ 12% prepay speed                                       $ 1,313,005
Estimated credit loss on recourse loans @ 5% credit loss/12% prepay speed                              182,189
Discount of estimated cash flows to present value @ 8.5% discount rate                                 275,578
Carrying value of retained interest in loan participations (adverse)                                   855,238
Carrying value of retained interest in loan participations (normal)                                    896,466
Decrease of carrying value due to adverse change                                                   $    41,228

10% ADVERSE CHANGE IN CREDIT LOSS RATE ON RETAINED INTEREST (STRIP RECEIVABLE):
-------------------------------------------------------------------------------

Estimated cash flows from interest income @ 10% prepay speed                                       $ 1,383,320
Estimated credit loss on recourse loans @ 5.5% credit loss/10% prepay sp                               207,138
Discount of estimated cash flows to present value @ 8.5% discount rate                                 290,098
Carrying value of retained interest in loan participations (adverse)                                   886,084
Carrying value of retained interest in loan participations (normal)                                    896,466
Decrease of carrying value due to adverse change                                                   $    10,382


20% ADVERSE CHANGE IN CREDIT LOSS RATE ON RETAINED INTEREST (STRIP RECEIVABLE):
-------------------------------------------------------------------------------

Estimated cash flows from interest income @ 10% prepay speed                                       $ 1,383,320
Estimated credit losses on recourse loans @ 6% credit loss /10% prepay sp                              220,605
Discount of estimated cash flows to present value @ 8.5% discount rate                                 287,298
Carrying value of retained interest in loan participations (adverse)                                   875,417
Carrying value of retained interest in loan participations (normal)                                    896,466
Decrease of carrying value due to adverse change                                                   $    21,049


                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

2.       NOTES RECEIVABLE (CONT.)


10% ADVERSE CHANGE IN DISCOUNT RATE ON RETAINED SERVICING INTEREST:
-------------------------------------------------------------------
Estimated cash flows from loan servicing fees @ 10% prepay speed                                   $ 1,463,888
Servicing expense @ 10% prepay speed                                                                   384,292
Discount of estimated cash flows to present value @ 9.35% discount rate                                393,710
Carrying value of retained servicing interest in loan participations (adverse)                         685,886
Carrying value of retained servicing interest in loan participations (normal)                          715,769
Decrease of carrying value due to adverse change                                                   $    29,883

20% ADVERSE CHANGE IN DISCOUNT RATE ON RETAINED SERVICING INTEREST:
--------------------------------------------------------------------

Estimated cash flows from loan servicing fees @ 10% prepay speed                                   $ 1,463,888
Servicing expense at 10% prepay speed                                                                  384,292
Discount of estimated cash flows to present value @ 10.2% discount rate                                412,256
Carrying value of retained servicing interest in loan participations (adverse)                         667,340
Carrying value of retained servicing interest in loan participations (normal)                          715,769
Decrease of carrying value due to adverse change                                                   $    48,429

10% ADVERSE CHANGE IN DISCOUNT RATE ON RETAINED INTEREST (STRIP RECEIVABLE):
----------------------------------------------------------------------------

Estimated cash flows from interest income @ 10% prepay speed                                       $ 1,383,320
Estimated credit losses on recourse loans @ 5% loss rate                                               193,670
Discount of estimated cash flows to present value @ 9.35% discount rate                                316,419
Carrying value of retained interest in loan participations (adverse)                                   873,231
Carrying value of retained interest in loan participations (normal)                                    896,466
Decrease of carrying value due to adverse change                                                   $    23,235

20% ADVERSE CHANGE IN DISCOUNT RATE ON RETAINED INTEREST (STRIP RECEIVABLE):
----------------------------------------------------------------------------

Estimated cash flows from interest income @ 10% prepay speed                                       $ 1,383,320
Estimated credit losses on recourse loans @ 5% loss rate                                               193,670
Discount of estimated cash flows to present value @ 10.2% discount rate                                337,096
Carrying value of retained interest in loan participations (adverse)                                   852,554

Carrying value of retained interest in loan participations (normal)                                    896,466
Decrease of carrying value due to adverse change                                                   $    43,912


                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


2.       NOTES RECEIVABLE (CONT.)

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

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse as of and for the period ended June 30:

                                               TOTAL PRINCIPAL AMOUNT       PRINCIPAL AMOUNTS        NET CREDIT
                                                      OF LOANS               60 OR MORE DAYS          LOSSES***
                                                                                PAST DUE*
TYPE OF LOAN                                    2002             2001        2002      2001       2002        2001
Participations Sold with Recourse             $9,993,743      $7,993,732        $0        $0         $0          $0
Portfolio Loans                                2,521,609         444,082        $0        $0         $0          $0
                                          ----------------  ---------------     --        --         --          --

Total Loans Managed**                        $12,515,352      $8,437,814        $0        $0         $0          $0
                                          ================= ===============

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

As an employment incentive, Brooke Credit Corporation has loaned money to certain employees for the purpose of acquiring the Company's common stock. Of the consumer loans at June 30, 2002 and 2001, $84,712 and $175,463, respectively, have been made to employees for this purpose. All such loans have been sold to unaffiliated third parties without recourse.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


3.       PROPERTY AND EQUIPMENT

A summary of property and equipment and depreciation is as follows:

                                                                                     2002                      2001
                                                                                     ----                      ----
Furniture and fixtures                                                          $    368,825              $    304,855
Office and computer equipment                                                      1,561,602                 1,460,891
Automobiles                                                                          714,525                   585,755
Building, construction in process                                                    463,442                    -
                                                                                ------------              ------------
                                                                                   3,108,394                 2,351,501
Less:  Accumulated depreciation                                                   (1,892,324)               (1,705,446)
                                                                                ------------              ------------

Property and equipment, net                                                     $  1,216,070              $    646,055
                                                                                ============              ============

Depreciation expense                                                            $    140,000              $    140,000
                                                                                ============              ============

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


4.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS

                                                                                              2002               2001
                                                                                              ----               ----
First  National  Bank &  Trust,  Phillipsburg,  KS,  line of  credit,  $960,000
available,   $0  not  utilized.   Due  January  2003.   Interest  rate  is  8%.
Collateralized by accounts receivable.                                                      $ 960,000         $ 600,000

State Bank of Colwich,  Colwich,  KS, due August 2004. Interest rate is 11.75%,
payable $1,435 monthly. Collateralized by insurance agency assets.                             31,475            44,173

Chrysler  Financial,  Overland  Park,  KS, due February 2001 to December  2003.
Interest  rates  are  7.80%  to  8.94%,  payable  monthly.   Collateralized  by
automobiles.                                                                                  159,490           145,213

Colonial  Pacific,  Portland,  OR, due December 2001.  Interest rate is 14.811%
payable  $2,083  monthly.   Collateralized  by  personal  guaranty  of  certain
officers of Brooke Corporation.                                                               -                  11,766

Brooke Investments,  Inc.,  Phillipsburg,  KS, due February 2007. Interest rate is  10.00%,  payable  $1,718  monthly.  Note  is sold  to  participating  bank.
Collateralized by certain agency assets acquired by Brooke Investments, Inc.                   76,457            88,751

David  Patterson,  Sr.,  Phoenix,  AZ,  due March  2008.  Interest  rate is 0%, payable $1,112 monthly.  Unsecured deferred compensation  agreement provided by
The American Agency, Inc.                                                                     -                   6,672

Premier  Insurance  Agency,  Poplar Bluff, MO. Interest rate is 5.00%,  balance due January 2002.  Collateralized  by certain agency assets  acquired by Brooke
Corporation.                                                                                  -                 639,737

Stewart  Insurance,  Monroe,  LA, due August 2001.  Interest rate is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation.                                                                        -                 252,245

APB Insurers,  Crane,  MO, due July 2001.  Interest rate is 0%, entire  balance is due at  maturity.  Collateralized  by  certain  agency  assets  acquired  by
Brooke Corporation.                                                                           -                  77,445

McCrory & Associates,  due October 2005.  Interest rate is 0%, payable  $30,000
annually.  Collaterized by certain agency assets by Brooke Corporation.                                          10,000

Anderson  Insurance Agency,  Inc.,  Ballwin,  MO, due June 2006.  Interest rate is 7%, first installment of $146,805 due July 2001, and annual  installments of
$133,250  thereafter.  Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                                                    693,225

Anderson Insurance Agency,  Inc., Ballwin,  MO, due June 2006. Interest rate is
7%,  first  installment  of $7,543 due July 2001,  and annual  installments  of
$6,708  thereafter.  Collaterized  by certain agency assets  acquired by Brooke
Corporation.                                                                                                     35,000

Ely Insurance  Services,  Inc., Tampa, FL, due June 2002.  Interest rate is 0%, entire  balance  is due at  maturity.  Collaterized  by certain  agency  assets
acquired by Brooke Corporation.                                                                                  82,549

Roppolo Insurance,  Shreveport,  LA, due July 2001. Interest rate is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation.                                                                        -                 115,285


                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


4.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Dawn Insurance Agency, Inc.  Strasburg,  CO, due May 2003. Interest rate is 0%, payable $43,322  annually.  Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                          $ 43,322            $  86,644

Phares and Lites Agency,  Inc.,  Many, LA, due June 2001.  Interest rate is 0%, entire  balance  is due at  maturity.  Collaterized  by certain  agency  assets
acquired by Brooke Corporation.                                                                                    207,825

Bruner  Insurance  Agency,  Marianna,  FL, due June 2004.  Interest rate is 5%, payable  $101,900  annually.  Collaterized by certain agency assets acquired by
Brooke Corporation.                                                                                                277,500

Lalumondier  Insurance,  Inc.,  Kearney,  MO, due  September 1, 2004.  Interest
rate is 5%,  annual  installments  of  $68,219  thereafter.  Collateralized  by
certain agency assets acquired by Brooke Corporation.                                         204,656               -

Anderson  Insurance Agency,  Inc, Ballwin,  MO, due May 2002.  Interest rate is
7.5%,  entire  balance is due at  maturity.  Collateralized  by certain  agency
assets acquired by Brooke Corporation.                                                         -                   163,300

Bond-Pyatt  Insurance  Agency,  Inc., St. Louis, MO, due August 2006.  Interest
rate at prime rate,  first  installment of $89,465 due January 2002, and annual installments  of $89,465  thereafter.  Collateralized  by certain agency assets
acquired by Brooke Corporation.                                                               447,326               -

All  Drivers  Insurance  Inc.,  Colorado  Springs,   CO,  due  September  2003.
Interest rate is 5%,  annual  payments of $112,500.  Collateralized  by certain
agency assets acquired by Brooke Corporation.                                                 225,000               -

Gateway Realty of Columbus,  Inc.,  Columbus,  NE, due September 2010. Interest
rate is 7%, annual  principal  payments of $67,345.  Collateralized  by certain
agency assets acquired by Brooke Corporation.                                                 606,109               -

Gary Karch & Associates  A-1  Insurance,  Mt.  Vernon,  IL, due December  2002.
Interest rate is 0%.  Collaterized  by certain agency assets acquired by Brooke
Corporation.                                                                                   67,500               -

Kohn-Senf  Insurance Agency,  Inc., St. Louis, MO, due December 2002.  Interest
rate is 5%,  entire  balance due at maturity.  Collaterized  by certain  agency
assets acquired by Brooke Corporation.                                                         80,500               -

Sun Century Insurance Agency,  Inc.,  Phoenix,  AZ, due December 2003. Interest
rate is 5%,  annual  principal  payments  of $67,333.  Collaterized  by certain
agency assets acquired by Brooke Corporation.                                                 134,667               -

W.I. of Florida,  Inc.,  Tampa,  FL, due December  2003.  Interest  rate is 0%, annual  payments of $73,176.  Collaterized  by certain  agency assets  acquired
by  Brooke Corporation.                                                                       146,352               -


                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


4.       BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS (CONT.)

Auto Insurors, due October, 2002.  Interest rate is 0%, and one payment of remaining balance is due October, 2002.  Collaterized by certain agency assets
acquired by Brooke Corporation.                                                              $ 60,000             -

Barry James Christensen, due January 2005.  Interest rate is 0%, annual payments of $93,333.  Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                                  210,667             -

Service First Insurance, due January 2005.  Interest rate is 0%, annual payments of $281,375.  Collaterized by certain agency assets acquired by
Brooke Corporation.                                                                           636,305             -

Goodman Insurance, due February 2004.  Interest rate is 0%, annual payments of
$186,063.  Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                                  293,710             -

JD Failla & Associates, due February 2003.  Interest rate is 0%, quarterly payments of $127,188.  Collaterized by certain agency assets acquired by
Brooke Corporation.                                                                           395,431             -

Donna Sue Saffel, due March 2003.  Interest rate is 0%, annual payments of
$62,500.  Collaterized by certain agency assets acquired by Brooke Corporation.                62,500             -

All Insurance, due March 2005.  Interest rate is 0%, annual payments of
$25,196.  Collaterized by certain agency assets acquired by Brooke Corporation.                75,589             -

Jim Bob Nation Insurance, due March 2005.  Interest rate is 0%, annual payments of $116,746.  Collaterized by certain agency assets acquired by
Brooke Corporation.                                                                           260,000             -

Able Insurance, due March 2006.  Interest rate is 0%, annual payments of
$45,867.  Collaterized by certain agency assets acquired by Brooke Corporation.               183,469             -

Rebel Auto Insurance, Inc., due May, 2003.  Interest rate is 0% and one payment of remaining balance is due May, 2003.  Collaterized by certain agency
assets acquired by Brooke Corporation.                                                         87,500             -

Crouch Insurance Agency, LLC due May 2004.  Interest rate is 0%, annual pay payments of $97,970.  Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                                  195,940             -

Turner Insurance, Inc., due May, 2003.  Interest rate is 0% and one payment of remaining balance is due May, 2003.  Collaterized by certain agency assets
acquired by Brooke Corporation.                                                                40,000             -

NCMIC Finance Corporation, due August, 2002.  Interest rate is 7.75% and one
payment of remaining balance is due August, 2002.  Loan is unsecured.                       1,500,000             -
                                                                                       ---------------      ---------------

Total bank loans and notes payable                                                          7,183,965            3,537,330
Bonds payable (See Note 5) and Capital lease obligation (See Note 6)                        6,210,000            3,555,000
                                                                                       ---------------      ---------------

Total bank loans, notes payable and other long-term obligations                            13,393,965            7,092,330

Less:  Current maturities and short-term debt                                              (4,914,738)          (3,127,951)
                                                                                       ---------------      ---------------

Total long-term debt                                                                       $8,479,227           $3,964,379
                                                                                       ===============      ===============


                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


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

Interest incurred on bank loans, notes payable and other long-term obligations for the period ended June 30, 2002 and 2001 is $321,079 and $228,243, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets.

Bank loans, notes payable and other long-term obligations mature as follows:


                              BANK LOANS
     TWELVE MONTHS ENDING      & NOTES            CAPITAL          BONDS
           JUNE 30             PAYABLE             LEASE          PAYABLE             TOTAL
             2003             $ 4,489,738        $ 60,000       $  365,000        $ 4,914,738
             2004               1,692,099          65,000         -                 1,757,099
             2005                 329,419          70,000        5,020,000          5,419,419
             2006                 225,036          75,000         -                   300,036
             2007                 178,289          80,000         -                   258,289
          Thereafter              269,384         475,000         -                   744,384
                             -------------    ------------    -------------    ---------------

                              $ 7,183,965        $825,000       $5,385,000        $13,393,965
                             =============    ============    =============    ===============


                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


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

At June 30, 2002 and 2001, the bonds payable consist of:

                                                         2002            2001
                                                       PRINCIPAL       PRINCIPAL
      BOND SERIES      RATE          MATURITY            VALUE          VALUE
      -----------      ----          --------            -----          -----
         1997B       10.250%     January 1, 2002           -         $   155,000
         1997C       10.500%     January 1, 2003          365,000        245,000
         1997D       10.125%       July 1, 2001            -             715,000
         1998E       10.125%     January 1, 2002           -             820,000
         2001F        9.125%       July 1, 2004         5,020,000        890,000
                                                      ------------   ------------

         Total                                         $5,385,000    $ 2,825,000
                                                      ============   ============


Interest payable is $248,199 and $138,217 at June 30, 2002 and 2001, respectively.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


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

RESTRICTED CASH Cash restricted at June 30, 2002 represents proceeds received from the issuance of Industrial Revenue Bonds that are to be used for the purpose of purchasing, renovating and equipping a processing facility in Phillipsburg, Kansas. The restricted cash at June 30, 2002 was $364,690. Interest earned on the restricted cash totaled $3,132.

BUILDING UNDER CONSTRUCTION The total cash used for the purchase and renovation of the building at June 30, 2002 was $463,442.

Future capital lease payments and long term operating lease payments are as follows:


                                                                   CAPITAL       OPERATING
                                                                    REAL            REAL
                            PERIOD                                 ESTATE          ESTATE        TOTAL
                                                                 ---------       ---------     --------
2002..........................................................  $   54,063        $260,296       $314,359
2003..........................................................     115,163         327,159        442,322
2004..........................................................     121,450         139,858        261,308
2005..........................................................     117,119          83,368        200,487
2006..........................................................     122,450          80,764        203,214
2007..........................................................     117,100          20,339        137,439
2008 and thereafter........................................        521,843         -              521,843
                                                                 ---------       ---------     ----------
Total minimum lease payments                                     1,169,188        $911,784     $2,080,972
                                                                                 =========     ==========
Less amount representing interest                                 (344,188)
                                                                 ---------
Total obligations under capital leases                             825,000
Less current maturities of obligations under capital leases        (60,000)
                                                                 ---------
Obligations under capital leases payable after one year         $  765,000
                                                                 =========


                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


7.       INCOME TAXES

The elements of income tax expense (benefit) are as follows:


                                                         2002                2001
                                                         ----                ----
                 Current                                $      0           $      0
                 Deferred                                428,160            373,350
                                                       ----------         ----------

                                                        $428,160           $373,350
                                                       ==========         ==========

The Company's net operating loss carryforwards are used to offset the current tax expense by decreasing the deferred tax asset

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

                                                                                      2002          2001
                                                                                      ----          ----
       U.S. federal statutory tax rate                                                34%           34%
       State statutory tax rate                                                        4%            4%
       Effect of the utilization of net operating loss carryforwards                  (3)%          (3)%
       Miscellaneous                                                                  (1)%          (1)%
                                                                                    -------       -------

       Effective tax rate                                                             34%           34%
                                                                                    =======       =======


Reconciliation of deferred tax asset:

                                                                  2002                    2001
                                                                  ----                    ----
       Beginning balance, January 1                             $ 495,825             $ 854,066
       Deferred income tax (expense) benefit                     (428,160)             (373,350)
                                                               ------------          ------------

       Balance, June 30                                         $  67,665             $ 480,716
                                                               ============          ============


Expiration dates of net operating loss carryforwards:

                                                2020            $ 199,015

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


8.   EMPLOYEE BENEFIT PLANS

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to 15% of their compensation. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for periods ended June 30, 2002 and 2001.

9.   CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at several banks. On June 30, 2002 and 2001, the Company had account balances of $330,465 and $2,803,085, respectively, with one bank which exceeds the $100,000 insurance limit of the Federal Deposit Insurance Corporation.

The Company sells participation loans to several banks. On June 30, 2002, the Company had participation loans sold of $22,401,435 to one bank. This represents 50.4% of participations sold at June 30, 2002.

10.  SEGMENT AND RELATED INFORMATION

The Company's two reportable segments as of and for the years ended June 30, 2002 and 2001 consisted of its insurance agency business and its financial services business. The insurance agency business includes the Company's wholly-owned subsidiaries which are licensed insurance agencies operating in the states of Arizona, Colorado, Florida, Iowa, Illinois, Kansas, Louisiana, Missouri, Nebraska, Nevada, New Mexico, Oklahoma, Texas, and Utah. The Company sells insurance through its network of exclusive franchise agents, franchise sub-agents, non-exclusive brokers and insurance producers. The finance services business includes the Company's wholly-owned subsidiary, which is a licensed finance company. The Company originates loans to Brooke Corporation's franchise agents, franchise sub-agents, insurance producers and insurance policyholders. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "other corporate expenses". Management evaluates the performance of its segments and allocates resources to them based on the net income before income taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

The table below reflects summarized financial information concerning the Company's reportable segments for the years ended June 30, 2002 and 2001:



                                         INSURANCE       FINANCIAL    ELIMINATION OF
                                          AGENCY          SERVICES     INTERSEGMENT       CONSOLIDATED
                                         BUSINESS         BUSINESS       ACTIVITY             TOTALS
                                         --------        ---------    --------------      ------------
  2002
  Insurance commissions                $ 13,497,693   $    -         $    -               $ 13,497,693
  Interest income                            23,268        654,652       (241,722)             436,198
  Gain on sale of notes receivable                       1,190,892                           1,190,892
  Interest expense                           72,880        248,199        -                    321,079
  Commissions expense                    11,210,737        -              -                 11,210,737
  Depreciation and amortization             226,656         79,199        -                    305,855
  Segment assets                         19,541,976      7,132,555     (4,940,000)          21,734,531
  Expenditures for segment assets           739,547        -              -                    739,547


                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


10.      SEGMENT AND RELATED INFORMATION (CONT.)


                                              INSURANCE      FINANCIAL      ELIMINATION OF
                                                AGENCY        SERVICES       INTERSEGMENT     CONSOLIDATED
                                               BUSINESS       BUSINESS         ACTIVITY          TOTALS
                                              ---------      ---------      -------------     ------------
  2001
  Insurance commissions                       $10,252,831   $    -          $    -             $10,252,831
  Interest income                                  19,077        252,291        (151,429)          119,939
  Gain on sale of notes receivable                -              286,145         -                 286,145
  Interest expense                                 90,026        138,217         -                 228,243
  Commissions expense                           7,377,527        -               -               7,377,527
  Depreciation and amortization                   211,352         19,296         -                 230,648
  Segment assets                               11,437,843      3,818,629      (3,944,998)       11,311,474
  Expenditures for segment assets                  84,406        -               -                  84,406




              PROFIT (LOSS)                                     2002               2001
                                                                ----               ----

              Insurance Agency profit                       $2,010,688          $2,593,003
              Financial Services profit                      1,276,424             229,494
                                                         --------------       -------------
              Total segment profit                           3,287,112           2,822,497
              Unallocated amounts:
                  Finders fees                                 661,271             175,000
                  Buyer assistance plan fees                 1,677,627             317,203
                  Gain on sale of agencies                     128,103             449,580
                   Gain on extinguishment of debt              397,306           -
                  Other corporate expenses                  (4,892,126)         (2,666,192)
                                                         --------------       -------------

                Income before income taxes                  $1,259,293         $ 1,098,088
                                                         ==============       =============

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


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

In August 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS" which supersedes FASB No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF", and the accounting and reporting provisions of APB Opinion No. 30, "REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS". SFAS 144 also amends ARB No. 51 "Consolidated Financial Statements". SFAS 144 has been applied to the second quarter 2002 financial statements.

12.  SUBSEQUENT EVENTS

Brooke Bancshares did not receive regulatory approval to consummate its agreement of February 22, 2002 to purchase a Kansas bank prior to the agreement termination date of June 30, 2002, so Brooke Bancshares withdrew its regulatory application in July 2002.

Brooke Acceptance Company LLC is a limited liability company organized under the laws of the state of Delaware on July 31, 2002. It is a bankruptcy-remote special purpose entity of Brooke Credit Corporation and is the anticipated purchaser of Brooke Credit Corporation loans and issuer of certain floating rate asset backed notes. Its registered office is in Wilmington, Delaware and its principal office is in Overland Park, Kansas.

CJD & Associates, L.L.C., of which 100% ownership interest was acquired by the Company on July 1, 2002, is a limited liability company organized under the laws of the state of Kansas on June 11, 1997. It is a licensed insurance agency that sells insurance programs and "targeted market" policies though the Company's network of agents and through agents not necessarily affiliated with the Company under the trade name of Davidson-Babcock. Its registered and principal offices are in Overland Park, Kansas.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


13.  RELATED PARTY INFORMATION

Robert D. Orr, Leland G. Orr and Michael Hess (the principals) own 100% of the voting stock of GI Agency, Inc. GI Agency, Inc. owns franchise agencies which purchase Master Agent services and obtain loans from the Company at the same general prices and general terms as provided to other unaffiliated franchise agents. As of June 30, 2002, the total outstanding balance of all loans made to GI Agency, Inc. by the Company's finance subsidiary, Brooke Credit Corporation, was $1,285,849. Except for retained principal loan balances totaling $76,616, all GI Agency, Inc. loans made by Brooke Credit Corporation have been sold without recourse to an unaffiliated lender. As such, the total loss exposure to the Company for loans made to GI Agency totals $76,616. All GI Agency, Inc. borrowings are secured by hypothecation of certain shares of the Company's common stock owned by Brooke Holdings, Inc. which currently represents 67.87% of the total shares outstanding. Because of the relationships described above, certain conflicts of interest may arise between the Company and its agents in attempting to resolve disputes that occur as a result of such relationships.

In its role of matching agency buyers and sellers, the Company from time to time executes purchase agreements to acquire agency assets and assigns them to prospective or existing franchise agents. On occasion, the Company has assigned all of its rights, title and interest in agreements to purchase insurance agencies to GI Agency, Inc., without consideration from GI Agency, Inc. From January 1, 2002 through June 30, 2002, GI Agency collected no commissions on assets subject to such assignments.

Robert D. Orr, Leland G. Orr and Michael Hess have, in some cases, each guaranteed amounts due suppliers under certain agency agreements. The amounts guaranteed under such agency agreements varies depending on the value of premiums to be collected under such agency agreements. The continuance of these guarantees is important to the Company's prospects.

The Company has extended a $495,000 line of credit loan to Brooke Holdings, Inc. which owns 67.87% of the Company's common stock. This line of credit is unsecured and was renewed on December 31, 2001 bearing interest at a rate of 9.5% per annum and maturing on December 31, 2002. The outstanding principal balance on the line of credit as of June 30, 2002 was $495,000. An additional loan bearing interest at 9.5% per annum, and maturing on December 31, 2002, in the amount of $11,909 was made to Brooke Holdings, Inc. during the quarter ending June 30, 2002.

Robert Orr, Leland Orr, Michael Hess, and Shawn Lowry have each guaranteed the promissory note of Austin Agency, Inc., of Brownsville, Texas, to Brooke Credit Corporation. The four guarantors have each acquired 5% of the outstanding stock of Austin Agency, Inc. as consideration for their guarantees. The loan to Austin Agency, Inc. was executed on May 15, 2000 for $1,200,000 and is scheduled to mature on August 1, 2010. As of June 30, 2002 the principal balance of the loan was $1,080,926. This loan is sold to an unaffiliated lender without recourse so the Company does not have a loss exposure on this loan.

Mr. Hess has one loan with Brooke Credit Corporation in the amount of $10,000 bearing interest at 9.50%. This loan was executed on January 2, 2002 and is scheduled to mature on January 2, 2003. The outstanding principal balance as of June 30, 2002 was $10,000.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


13.  RELATED PARTY INFORMATION (CONT.)

Shawn Lowry is the sole manager of First Financial Group, L.C., a Kansas limited liability company. Michael Lowry is the sole member of First Financial Group, L.C. The business purpose of First Financial includes investing in agencies and guaranteeing loans made by Brooke Credit Corporation to franchise agents who have bought agencies from the Company. On June 1, 2001, First Financial Group, L.C., guaranteed 65% of the Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas. In consideration for this guaranty, First Financial Group, L.C. received a 15% profit interest in Palmer, L.L.C. The loan was executed on June 1, 2001 and is scheduled to mature on September 1, 2011. As of June 30, 2002, the loan principal balance was $731,005. The Company maintains retained principal loan balances totaling $2,068. Of the amounts sold, $595,290 is sold with recourse and $133,645 is sold without recourse. As such, the Company's exposure to loss is limited to the retained loan balance and its recourse obligation. First Financial Group's obligation with regards to Palmer, L.L.C. loans is indirect and the Company believes its exposure to loss from First Financial Group's failure to honor its guarantee is limited.

On September 28, 2001, First Financial Group, L.C. guaranteed 25% of the outstanding principal balance of two Brooke Credit Corporation loans to R&F, L.L.C. of Kansas City, Missouri. In consideration for these guarantees, First Financial Group received 5% profit interest in R&F, L.L.C. Both loans were executed on September 28, 2001 and both mature on December 1, 2013. As of June 30, 2002 the principal balances of both loans totaled $636,458. The Company maintains retained principal loan balances totaling $73,586. Of the amounts sold, $461,896 is sold with recourse and $100,975 is sold without recourse. As such, the Company's exposure to loss is limited to its recourse obligation. First Financial Group's obligation with regards to R&F, L.L.C. loans is indirect and the Company believes its exposure to loss from First Financial Group's failure to honor its guarantee is limited.

Kyle Garst is the sole manager and sole member of American Financial Group, L.C., a Kansas limited liability company. The business purpose of American Financial Group, L.C., includes investing in agencies and guaranteeing loans made by Brooke Credit Corporation to franchise agents who have bought agencies from the Company. On October 15, 2001 American Financial Group, L.C. and First Financial Group, L.C. each guaranteed 50% of the outstanding principal balance of The Wallace Agency, L.L.C. of Wanette, Oklahoma. In consideration of this guarantee, First Financial Group receives a 7.5% profit interest in The Wallace Agency, L.L.C. and American Financial Group, L.C. receives a 7.5% profit interest in The Wallace Agency, L.L.C. This loan was executed on October 15, 2001 and matures on January 1, 2014. As of June 30, 2002 the loan principal balance was $433,872. This loan is sold to an unaffiliated lender without recourse so the Company does not have a loss exposure on this loan.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


13.  RELATED PARTY INFORMATION (CONT.)

Anita Larson is married to John Arensberg, a partner in Arensberg Insurance of Lawrence, Kansas and Overland Park, Kansas. The Company and Arensberg Insurance have entered into a franchise agreement pursuant to which Arensberg Insurance participates in the Company's Master Agent program. In addition, the Company's finance subsidiary, Brooke Credit Corporation, has made one loan to Arensberg Insurance. As of June 30, 2002, the total outstanding balance of such loan was $750,994. This loan bears interest at a rate adjusted annually and equal to 3.0% per annum over the New York prime rate. The loan is scheduled to mature on October 1, 2009. Except for retained principal loan balances totaling $55,925, the Arensberg Insurance loan made by Brooke Credit Corporation has been sold to unaffiliated lenders, including $245,940 without recourse and $449,128 with recourse. As such, the Company's exposure to loss is limited to the retained loan balance and its recourse obligation. The Company entered into a franchise agreement and made loan advances to Arensberg Insurance partnership well before Anita Larson was employed by the Company. Anita Larson is not a partner of Arensberg Insurance. The partners of Arensberg Insurance are established and credible businessmen so the Company's believes its exposure to loss from its retained loan balance and recourse obligation is limited.

Brooke Credit Corporation made a loan to Anita Larson for the purpose of acquiring stock in the Company. The loan bears interest at a rate adjusted annually and equal to 2.5% per annum over the New York prime rate, which as of June 30, 2002 was 12%. The loan is scheduled to mature on August 1, 2005. The outstanding balance of this loan as of June 30, 2002 was $24,526. The entire loan balance has been sold without recourse to an unaffiliated lender so the Company does not have any loss exposure.

Anita Lowry is a sister to Robert D. Orr and Leland G. Orr and the mother of Shawn Lowry and Michael Lowry and is married to Don Lowry who is a franchisee. Don & Anita Lowry are shareholders of American Heritage Agency, Inc. which owns an agency in Hays, Kansas and previously owned agencies in Great Bend, Kansas and Omaha, Nebraska. The Company and American Heritage Agency, Inc. entered into a franchise agreement on February 28, 1999 pursuant to which American Heritage Agency, Inc. participates in the Company's Master Agent program. As of June 30, 2002, American Heritage Agency had four loans outstanding to Brooke Credit Corporation with total outstanding balances of $503,779. The outstanding loans to American Heritage Agency currently have maturity dates of September 1, 2010, January 16, 2005, April 1, 2014, and February 1, 2014. All of the loans bear interest at a rate adjusted annually to 3.5% over the New York prime rate. Except for retained principal loan balances totaling $68,088, all American Heritage Agency loans made by Brooke Credit Corporation have been sold to unaffiliated lenders, including $173,500 without recourse and $262,191 with recourse. As such, the Company's exposure to loss is limited to the retained loan balance and its recourse obligation. Don Lowry is an experienced businessman with proven insurance sales skills, so the Company believes its exposure to loss from its retained loan balance and recourse obligation is limited.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

13.     RELATED PARTY INFORMATION (CONT.)

Brooke Credit Corporation made an unsecured loan to American Financial Group, L.C. The loan bears interest at a fixed rate of 9%. The loan is scheduled to mature on January 16, 2008. The outstanding balance of this loan as of June 30, 2002 was $32,355. The entire loan balance has been sold without recourse to an unaffiliated lender so the Company does not have any loss exposure.

Anita Lowry is a sister of Robert D. Orr and Leland G. Orr and the mother of Shawn Lowry and Michael Lowry. Brooke Credit Corporation made an unsecured loan to Anita Lowry. The loan bears interest at a fixed rate of 9%. The loan is scheduled to mature on January 16, 2005. The outstanding balance of this loan as of June 30, 2002 was $2,191. The entire loan balance has been sold without recourse to an unaffiliated lender so the Company does not have any loss exposure.

Shawn Harding is the son-in-law of Michael Hess. Brooke Credit Corporation made an unsecured loan to Shawn Harding. The loan bears interest at a fixed rate of 9.5%. The loan is scheduled to mature on July 1, 2003. The outstanding balance of this loan as of June 30, 2002 was $10,000. The entire loan balance has been sold without recourse to an unaffiliated lender so the Company does not have any loss exposure.

Principals and their immediate family have purchased Brooke Credit Corporation Bonds totaling $140,000. Members of this group have also purchased loan participations totaling $114,494.

The Company sells insurance to its Board of Directors and its employees. The aggregate of these transactions is not significant to the financial statements.

The fair value of Robert Orr's services was estimated at $40,000, or (one half) of the compensation of the Company's most senior managers (Leland Orr and Mike Hess). This value was established after analysis of the time Robert Orr spent on Company activities and not necessarily the amount of contribution made by Robert Orr, the importance of Robert Orr's contributions, or the Company's dependence on Robert Orr. Robert Orr is an author and is currently working on a revised addition of his previous reference book. Additionally, Robert Orr maintains a secondary residence in Boulder, CO and is absent from the company's offices on a frequent basis.

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

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

15.      ACQUISITIONS AND DIVESTITURES

On June 30, 2000, the Company acquired 900 shares of Interstate Insurance Group, LTD from Gerald Lanio and William Tyer. These shares represented 100% of the shares outstanding. The total purchase price was estimated to be $1,200,000 plus Interstate's net tangible book value. However, that portion of the purchase price exceeding net tangible book value was contingent upon future revenues. Therefore, in accordance with paragraph 80 of APB 16, the purchase price was recorded as an asset when cash payments were made to the sellers. Cash payments of $300,000 and $162,877 were recorded in 2000 and 2001, respectively, as Excess Cost of Purchased Subsidiary. As disclosed in footnote 1 (g) to these financial statements, these amounts were subsequently written off as impaired.

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

17.      STOCK-BASED COMPENSATION

The Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123:


                                                                           2002
                                                                       ----------
         Net income:
              As reported                                               $ 831,133
              Pro forma                                                   647,736
         Basic earnings per share:
              As reported                                                     .98
              Pro forma                                                       .73
         Diluted earnings per share:
              As reported                                                     .95
              Pro forma                                                       .73


         The fair value of the options granted during 2002 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

                                                                           2002
                                                                        ---------
         Expected term                                                  2.7 years
         Expected stock volatility                                            30%
         Risk-free interest rate                                               5%
         Dividend                                                              1%
         Fair value per share                                              $ 5.85


                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

17.      STOCK-BASED COMPENSATION (CONT.)

The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under a shareholder-approved plan. The Brooke Corporation 2001 Compensatory Stock Option Plan authorizes the issuance of up to 47,500 shares of the Company's common stock, for use in paying incentive compensation awards in the form of stock options. Unless otherwise required by law, the options are granted at fair value at the date of grant and become partially exercisable immediately. The options expire five to ten years from the date of grant. At June 30, 2002, there were 42,500 additional shares available for granting stock options under the stock plan.


                                                      SHARES UNDER              WEIGHTED AVERAGE
                                                         OPTION                  EXERCISE PRICE
         ----------------------------------------------------------------------------------------
         Outstanding, Jan. 1, 2002                             -                    $     -
         Granted                                          47,500                      25.32
         Exercised                                             -                          -
         Terminated and expired                                -                          -
         -----------------------------------------------------------------------------------------
         Outstanding, June. 30, 2002                      47,500                    $ 25.32
         =========================================================================================


         Options to purchase 2,100 shares were exercisable at June 30, 2002. The following table summarizes information concerning outstanding and exercisable options at June 30, 2002.


                                                  OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
         -------------------------------------------------------------------------------------------------------
                                                       REMAINING       WEIGHTED                     WEIGHTED
                                                      CONTRACTUAL       AVERAGE                      AVERAGE
                                         NUMBER          LIFE          EXERCISE         NUMBER      EXERCISE
         RANGE OF EXERCISABLE PRICES   OUTSTANDING     IN YEARS          PRICE        EXERCISABLE     PRICE
         -------------------------------------------------------------------------------------------------------
               $ 25-27.50                 47,500            2.7        $ 25.32           2,100         $ 25


                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

18.      GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS No. 141, "BUSINESS COMBINATIONS," and SFAS No. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS", collectively referred to as the "Standards," which were effective for the Company as of January 1, 2002. SFAS No. 141 supercedes APB No. 16, "BUSINESS COMBINATIONS." The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) required that un-amortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supercedes APB No. 17, "INTANGIBLE ASSETS," and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

The following table adjusts reported net income and earnings per share for the six months ended June 30, 2001 (prior to the adoption date) to exclude amortization of goodwill and other intangible assets with indefinite useful lives:

                                                  Net Income        Basic EPS      Diluted EPS
As reported                                          $724,738            1.03            1.01
Amortization of goodwill                                1,890             .00             .00
                                                  ------------ --------------- ---------------

                                                     $726,628            1.03            1.01
                                                   ============ =============== ===============


There are no intangible assets with indefinite useful lives, other than goodwill, as of June 30, 2002, and June 30, 2001. The intangible assets with definite useful lives have a value of $1,379,887 and $932,602 as of June 30, 2002, and June 30, 2001, respectively. These assets are included in "Other Assets" in the balance sheet. Amortization expense was $165,855 and $90,648 for the period ended June 30, 2002 and 2001, respectively.

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

19.      SUPPLEMENTAL CASH FLOW DISCLOSURES


SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest                                              $  321,079          $  228,243
                                                                   =================  ==================
     Cash paid for income tax                                            $        -          $        -
                                                                   =================  ==================
     Non cash financing activity - additional paid in
        Capital for contributed services                                 $   20,000          $   20,000
                                                                   =================  ==================


During the six month period ending June 30, 2002, the statement of cash flows reflect the purchase of agencies into inventory totaling $3,096,443 and the sale of agencies from inventory totaling $7,508,820. Agency inventory decreased $272,874 from the December 31, 2001 to June 30, 2002, however net cash of $4,412,377 was provided by the Company's agency inventory activities because $4,139,503 of the purchase price of agency inventory was provided by sellers per table below.


                                                                                  June 30, 2002
               Purchase of insurance agency inventory                          $  (3,096,443)
               Sale of insurance agency inventory                              $   7,508,820
                                                                               --------------------

               Net cash provided (used) from sale of agency inventory          $   4,412,377
               Cash (provided) by sellers of agency inventory                  $ ( 4,139,503)
                                                                               --------------------

               Decrease in inventory on balance sheet                          $     272,874
                                                                               ====================


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

         The Company's finance subsidiary generates most of its revenues from interest margins resulting from the origination of loans to the Company's agents and from gains on the sale of agent loan participations. The finance subsidiary funds its loan portfolio primarily through the sale of loan participation interests to other lenders and the sale of bonds to investors. The finance subsidiary also expects to issue asset backed notes and has recently organized two special purpose entities for this purpose. Covenants related to the issue of bonds by the finance company restrict the payment of dividends by the finance company subsidiary.

         On February 22, 2002, the Company, through a wholly-owned subsidiary, entered into an agreement to purchase Centerville State Bank in Centerville, Kansas. However, regulatory approval of the proposed acquisition was not obtained prior to the agreement termination date of June 30, 2002 so the acquisition was not consummated. The Company continues to explore ways, such as bank acquisitions, to offer banking services through its agents.

         On May 23, 2002, the Company entered into an agreement with Colin and Julie Davidson to acquire on July 1, 2002 a 100% ownership interest in CJD & Associates, L.L.C. for $2,024,816 and additional undetermined amounts that are contingent upon the acquired company's future agency revenues. CJD & Associates, L.L.C. operates an insurance agency wholesaler that sells insurance programs and excess surplus lines insurance.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

         Net income for the second quarter of 2002 was $273,653 or $.27 per share, compared with net income in the second quarter of 2001 of $231,079 or $.32 per share. Total revenues for the second quarter of 2002 were $9,581,651, which is an increase of approximately 46% from total revenues of $6,546,606 during the comparable period of the prior year.

         Payroll and other operating expenses also increased primarily as a result of the Company's expansion of its insurance agency operations. Payroll expenses increased to $1,525,640 in the second quarter of 2002 from $968,148 in the second quarter of 2001, which is an increase of approximately 58%. Other operating expenses increased to $1,154,096 in the second quarter of 2002 from $451,130 in the second quarter of 2001, which is an increase of approximately 156%.

         Depreciation and amortization expenses increased to $160,365 in the second quarter of 2002 from $118,565 in the second quarter of 2001, which is an increase of approximately 35%.

         The Company's effective tax rate on income was 34.0% in the second quarter of 2002 and 34.0% in the second quarter of 2001. The Company has recorded deferred tax assets of $67,665 and $480,716 as of June 30, 2002 and June 30, 2001 respectively. Based on the Company's recent profitability and management's projections of continued profitability in 2002, the Company expects the deferred tax asset to be fully realized.

         On June 30, 2002, the Company's largest asset category was accounts and notes receivables, which totaled $8,760,500 and was comprised of notes receivable balances, accrued interest on notes receivables and customer receivable balances. Although a loss allowance was made for the Company's long-term loss exposure related to its recourse liability on loans sold to participating lenders, no loss allowance has been made for the Company's accounts and notes receivables because these assets have a short term exposure to loss and the Company has experienced minimal credit losses. All of the Company's notes receivables are held for sale and typically sold within a short period of time. Most of the Company's accounts receivables are agent obligations that are paid at the next monthly statement settlement so accounts receivables are typically paid within 30 days.

         On June 30, 2002, customer receivables were $5,862,128, which is an increase of approximately 67% from $3,517,710 at June 30, 2001. Customer receivables increased at a slightly lower rate than the rate at which Company's revenues increased. On June 30, 2002, notes receivables were $2,521,610, which is an increase of approximately 468% from $444,082 at June 30, 2001. Notes receivables increased significantly, primarily as a result of management's decision to temporarily retain more loans in its "held for sale" portfolio. On June 30, 2002, accrued interest on notes receivables was $376,762, which is a decrease of approximately 26% from $509,531 at June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Net income for the six months ended June 30, 2002 was $831,133 or $.98 per share, compared with net income for the comparable period of the prior year of $724,738 or $1.03 per share. Total revenues for the six months ended June 30, 2002 were $18,003,120, which is an increase of approximately 55% from total revenues of $11,600,698 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations.

         Payroll and other operating expenses also increased primarily as a result of the Company's expansion of its insurance agency operations. Payroll expenses increased to $2,984,151 for the six months ended June 30, 2002 from $1,832,972 in the comparable period of the prior year, which is an increase of approximately 63%. Other operating expenses increased to $1,922,005 for the six months ended June 30, 2002 from $833,220 in the comparable period of the prior year, which is an increase of approximately 131%. Other operating expenses increased much faster than revenues largely as a result of opening additional insurance service center locations.

         Depreciation and amortization expenses increased to $305,855 for the six months ended June 30, 2002 from $230,648 in the comparable period of the prior year, which is an increase of approximately 33%. The increase is primarily attributable to amortization expense associated with the Company's recent loan participation sales activity.

ANALYSIS BY SEGMENT

         The Company separates insurance agency operations from finance company operations when analyzing performance. In the first six months of 2002 and 2001, most of the Company's revenues were generated from its insurance agency operations. However, most of the profits for the first six months of 2002 were generated from finance company operations.

INSURANCE AGENCY SEGMENT

         For performance comparisons of insurance agency operations, the Company typically analyzes operating profits and operating profit margins. Operating profits for the Company's insurance agency operations are defined as earnings before interest, taxes, depreciation and amortization. The Company typically expects operating profit margins, including insurance related facilitator profits, from insurance agency operations in excess of 10%. For the three months ending June 30, 2002, the Company's insurance agency operating profits, including insurance related facilitator profits, were $62,570 on insurance commissions and fees of $8,833,374, resulting in an operating profit margin of approximately 1%. During the comparable period of 2001, insurance agency operating profits, including insurance related facilitator profits, were $356,946 on insurance commissions and fees of $6,324,144, resulting in an operating profit margin of approximately 6%. For the six months ending June 30, 2002, the Company's insurance agency operating profits, including insurance related facilitator profits, were $342,473 on insurance commissions and fees of $16,376,030, resulting in an operating profit margin of approximately 2%. During the comparable period of 2001, insurance agency operating profits, including insurance related facilitator profits, were $1,150,895 on insurance commissions and fees of $11,194,614, resulting in an operating profit margin of approximately 10%. The significant decrease of operating profit margins in the first six months of 2002 from the comparable period in 2001 occurred because insurance commission income increased at a much slower rate than expenses for this segment, especially other operating expenses and commissions expense paid to agents.

         Insurance commission income in the second quarter of 2002 increased to $7,441,079 or approximately 34%, from $5,557,361 in the second quarter of 2001. Insurance commissions increased primarily as a result of the Company's recent expansion. Commissions expense paid to the Company's agents in the second quarter of 2002 increased to $6,174,404 or approximately 36%, from $4,547,920 in the second quarter of 2001. Insurance commission income in the first six months of 2002 increased to $13,497,693 or approximately 32%, from $10,252,831 in the comparable period of 2001. Commissions expense paid to the Company's agents in the first six months of 2002 increased to $11,210,737, or approximately 52%, from $7,377,527 in the comparable period of the prior year. Commissions expense paid to agents increased at a faster rate than insurance commission income because the Company has increased the share of sales commissions paid to agents and because a smaller share of the Company's insurance commissions result from the sales of "targeted market" policies for which the commission rates paid to agents are generally less.

         Included in insurance commission income are profit sharing commissions, which are the Company's share of insurance company profits on policies written by the Company's agents. Profit sharing commissions were $54,807 for the three-month period ending June 30, 2002 or approximately 1% of insurance commission income. During the comparable period of 2001, profit sharing commissions were $158,064 or approximately 3% of insurance commission income. Profit sharing commissions were $497,349 for the six-month period ending June 30, 2002 or approximately 4% of insurance commission income. During the comparable period of 2001, profit sharing commissions were $632,552 or approximately 6% of insurance commission income.

         Insurance commission income is reduced by the estimated amount of commission refunds resulting from future policy cancellations and revenue was correspondingly reduced by $13,307 and $13,844 for the quarters ending June 30, 2002 and June 30, 2001, respectively and reduced by $29,464 and $33,651 for the six month periods ending June 30, 2002 and June 30, 2001, respectively. A corresponding liability has been accrued in the amounts of $326,306 and $267,217 as of June 30, 2002 and June 30, 2001 respectively.

         Fee income from the Company's insurance related facilitator activities, such as consulting, agency finders fees, gains on agency sales and agency seller discounts increased to $1,392,295 in the second quarter of 2002 from $766,783 in the comparable period of the prior year and increased to $2,878,337 for the first six months of 2002 from $941,783 in the comparable period of the prior year. Revenues from buyer's finder fees have been differentiated from revenues for gains on sale of agencies because finder's fees represent amounts received from prospective agency buyers for the Company's efforts in locating an agency to acquire from an unaffiliated third party seller. In these instances, the Company does not purchase the agency into inventory. On the other hand, gains on sale of agencies represent the net gains received for the sale of agencies directly acquired by the Company and held in its inventory. Revenues from finders fees, gains on sale of agencies and seller discounts are recognized immediately because the Company has no continuing obligation. The Company provides consulting and other assistance to agency owners during the first months of agency ownership through a Buyers Assistance Plan ("BAP") program. The Company records BAP income using the percentage of completion accounting method, so $1,270,697 of BAP fees were deferred as of June 30, 2002 and a corresponding liability was recorded by the Company.

         During the first six months of 2002, William Tyer and Gerald Lanio agreed to cancel any debt owed to them by the Company resulting from the Company's acquisition of Interstate Insurance Group, LTD in June 2000. Messrs. Tyer and Lanio were motivated to cancel this debt because the purchase agreement structure resulted in some potential adverse income tax consequences to the sellers. As consideration for the cancellation of debt, the Company amended Messrs. Tyer's and Lanio's employment agreements to provide for bonus payments equal to a percentage of net commissions received.

FINANCE COMPANY SEGMENT

         Finance company operations consist primarily of lending to insurance agents. Agent loans are typically annually adjustable rate loans made for the purpose of acquiring insurance agencies. Net interest income and gross servicing income for the quarters ending June 30, 2002 and June 30, 2001 were $217,670 and $121,507 respectively. Net interest income and gross servicing income for the six months ending June 30, 2002 and June 30, 2001 were $436,198 and $119,939 respectively.

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

         Revenues of $542,367 and $143,944 were recorded during the quarters ending June 30, 2002 and June 30, 2001 to realize a gain on the sale of notes receivables from recognition of the servicing asset and interest receivable asset resulting from the sale of loan participation. Revenues of $1,295,555 and $267,867 were recorded during the six month periods ending June 30, 2002 and June 30, 2001 to realize a gain on the sale of notes receivables from recognition of the servicing asset and interest receivable asset resulting from the sale of loan participation.

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

         In all sales of participations in insurance agent loans, the Company retains servicing responsibilities for which it typically receives annual servicing fees ranging from .25% to 1.375% of the outstanding balance. A gain is recognized immediately upon the sale of a loan participation when the annual servicing fees exceed the cost of servicing, which is estimated at ..25% of the outstanding loan balance. In those instances where annual service fees received by the Company are less than the cost of servicing, a loss is immediately recorded. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions. For the quarters ending June 30, 2002 and June 30, 2001, the net gains from loan servicing totaled $212,537 and $37,632 respectively which included gains from servicing benefits of $216,233 and $56,735 respectively and losses from servicing liabilities of $3,696 and $19,103 respectively. For the six month periods ending June 30, 2002 and June 30, 2001, the net gains from loan servicing totaled $527,433 and $147,864 respectively which included gains from servicing benefits of $535,278 and $166,967 respectively and losses from servicing liabilities of $7,845 and $19,103 respectively.

         In addition to loan servicing fees, the Company often retains interest income when participations in insurance agent loans are sold. The Company records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans. The Company's right to interest income is not subordinate to the investor's interests and the Company shares interest income with investors on a prorata basis. Although not subordinate to investor's interests, the Company's retained interest is subject to credit and prepayment risks on the transferred financial assets. In those instances where the Company provides recourse, a loss is recorded based on a present value calculation of future cash flows of the underlying loans. For the quarters ending June 30, 2002 and June 30, 2001, the net gains from interest benefits totaled $285,815 and $63,323 respectively which included gross gains from interest benefits of $297,329 and $108,503 respectively and losses from recourse liabilities of $11,514 and $45,180 respectively. For the six month periods ending June 30, 2002 and June 30, 2001, the net gains from interest benefits totaled $663,459 and $138,281 respectively which included gross gains from interest benefits of $684,618 and $234,939 respectively and losses from recourse liabilities of $21,159 and $96,658 respectively. Gains from servicing and interest benefits are typically non-cash gains as the Company receives cash equal to the carrying value of the loans sold. The Company has allocated the previous carrying amount between the assets sold and the corresponding retained interests, however cash in excess of the previous carrying amount is not generated by loan sales. A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities.

         Underlying assumptions used in the initial determination of future cash flows on the participation loans accounted for as sales include the following:

                                                Agency Loans                         Agency Loans
                                          (Adjustable Rate Stratum)              (Fixed-Rate Stratum)

Prepayment speed*                                    10%                                 10%
Weighted average life*                          101.18 months                            N/A
Expected credit losses*                             5.0%                                 5.0%
Discount Rate*                                      8.5%                                11.00%


*Annual rates


Gain-on-sale accounting requires management to make assumptions regarding prepayment speeds and credit losses for the participated loans. The performances of these loans are extensively monitored, and adjustments to these assumptions will be made if necessary.

         The impact from the sale of loan participations can be seen in several areas of the Company's balance sheet. The most significant has been the removal of insurance agent loans that the Company continues to service. On June 30, 2002 and June 30, 2001, the balances of those off-balance sheet managed assets totaled $44,547,040 and $29,653,127 respectively. During the quarters ending June 30, 2002 and June 30, 2001, the Company sold $16,069,194 and $4,801,451, respectively, of participations in insurance agent loans. During the six month periods ending June 30, 2002 and June 30, 2001, the Company sold $27,564,256 and $9,055,783, respectively, of participations in insurance agent loans.

         In connection with the recognition of non-cash gains for the servicing benefits of loan participation sales, the present value of future cash flows were recorded as a servicing asset. Components of the servicing asset as of June 30, 2002 were as follows:


Estimated cash flows from loan servicing fees                                     $1,463,888
Less:
  Servicing Expense                                                                (384,292)
  Discount to Present Value                                                        (363,827)
                                                                               -------------
Carrying Value of Retained Servicing Interest in Loan Participations                $715,769


         In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows were recorded as a servicing liabilities. Components of the servicing liability as of June 30, 2002 were as follows:


Estimated cash flows from loan servicing fees                                             $ -0-
Less:
  Servicing expense                                                                      70,327
  Discount to present value                                                            (23,928)
                                                                                  -------------
Carrying Value of Retained Servicing Liability in Loan Participations                   $46,399


         In connection with the recognition of non-cash gains for the interest benefits of loan participation sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities. Components of the interest receivable asset as of June 30, 2002 were as follows:


Estimated cash flows from interest income                                       $1,383,320
Less:
  Estimated credit losses *                                                      (193,670)
  Discount to present value                                                      (293,184)
                                                                             -------------



Carrying Value of Retained Interest in Loan Participations                        $896,466


* Estimated credit losses from liability on sold recourse loans with balances totaling $9,993,743 on June 30, 2002. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

         The following table presents a summary of various indicators of the credit quality of off-balance sheet recourse loans at June 30, 2002:


   Net charge offs*                                                                     $-0-
   Recourse loans sold                                                            $9,993,743
   Estimated credit losses provided for                                             $193,670
   Estimated credit losses to recourse loans sold at period end                        1.94%
Estimated Credit Loss Rates:
   Annual basis                                                                        5.00%
   Percentage of original balance                                                      1.69%
Delinquency rates:
   30 to 89 days*                                                                         0%
   90 days or more*                                                                       0%


*Although no amounts of recourse loans were charged off for the three month and six month periods ending June 30, 2002 and no loans were delinquent 30 days or more as of June 30, 2002, it is likely that loan delinquencies and loan charge offs will occur during the life of the sold recourse loans.

LIQUIDITY AND CAPITAL RESOURCES

         The balances of the Company's cash and cash equivalents were $4,753,902 and $3,853,166 at June 30, 2002 and June 30, 2001 respectively.
The Company's current ratios (current assets to current liabilities) were
1.90 and 1.32 at June 30, 2002 and June 30, 2001 respectively. The Company has improved its current ratio and increased its cash balances to take advantage of business opportunities such as increasing agency inventory, negotiating seller discounts and attracting suppliers. Correspondingly, the Company's current ratio and cash balances will be adversely affected if agency inventory increases or seller loan balances are prepaid.

         For the six-month period ending June 30, 2002, net cash of $2,608,361 was used in operating activities. Cash of $1,534,584 was used to fund an increase in customer receivables and cash of $1,500,000 was used to fund an increase in prepaid expenses and other assets for a deposit made towards the purchase of CJD & Associates, L.L.C. Although the Company's business includes the buying and selling of insurance agencies held in inventory, a $128,103 gain on the sale of inventory was excluded as an operating source of cash because changes in inventory have been classified as an investing activity. For the six-month period ending June 30, 2002, net cash of $4,169,526 was provided by investing activities. A large net cash inflow of $4,412,377 resulted from insurance agency inventory transactions. Cash proceeds of $7,508,820 from sales of agency inventory exceeded cash payments of $3,096,443 for purchases of agency inventory primarily because cash payments for part of the agency purchase prices were deferred. For the six-month period ending June 30, 2002, net cash of $1,595,132 was used in financing activities, with the most significant portion of the cash used for payments on long-term seller debt. The Company's cash balances decreased by $33,967 from December 31, 2001 to June 30, 2002.

         For the six-month period ending June 30, 2001, net cash of $242,305 was provided by operating activities. The largest use of operating cash was $1,766,506, which was used to fund an increase in accounts and notes receivables. For the six-month period ending June 30, 2001, net cash of $814,754 was provided by investing activities and net cash of $1,597,204 was provided by financing activities primarily from the issuance of bonds by the Company's finance company subsidiary. The Company's cash balances increased by $2,169,653 from December 31, 2000 to June 30, 2001.

         If necessary, the Company believes it can increase cash flow within a relatively short period of time by liquidating its notes receivable inventory or by liquidating its insurance agency inventory.

         The Company's "Other Assets" account balance totaled $1,812,244 and $1,416,492 on June 30, 2002 and June 30, 2001 respectively. Included in Other Assets are intangible accounts such as goodwill, excess of cost over fair value of net asset, deferred tax assets and servicing assets. If the Company's total assets are adjusted to exclude Other Assets, then the Company's adjusted total assets exceeded its total liabilities by $1,779,415 on June 30, 2002, and the Company's total liabilities exceeded adjusted total assets by $1,114,542 on June 30, 2001. Future Company acquisitions will likely increase the Other Assets account balances and could result in total liabilities exceeding adjusted total assets in future periods. The Company's "Investment in Agencies" account balances of $594,446 and $-0- represent the cost, or market value if lower, of insurance agencies held in inventory for resale to franchise agents on June 30, 2002 and June 30, 2001, respectively. Although intangible, the Company believes that agency inventory assets differ from other intangible assets, such as goodwill, because agency inventory is held for a relatively short period of time and has a recently demonstrated value.

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

RELATED PARTY LOANS

         The Company's related party loans and other information are summarized in footnote number 13 to the Company's Consolidated Financial Statements for the fiscal quarter ended June 30, 2002.

CRITICAL ACCOUNTING POLICIES

         The Company established accounting policies are summarized in footnote number 1 to the Company's Consolidated Financial Statements for the fiscal quarter ended June 30, 2002. As part of its oversight responsibilities, management continually evaluates the propriety of its accounting methods as new events occur. Management believes that its policies are applied in a manner which is intended to provide the user of the company's financial statements a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles.

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

EFFECT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Footnote numbers 11 and 18 to the Company's Consolidated Financial Statements for the fiscal quarter ended June 30, 2002 provide additional information on the effect to the Company of the following recently issued accounting pronouncements: SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS 143, "Accounting for Asset Retirement Obligations" and SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On February 27, 2001, the Company commenced the offering of 100,000 shares of its 2002 Convertible Preferred Stock, par value $25.00 per share (the "2002 Convertible Preferred Stock"). For the first quarter period ending March 31, 2002, the Company sold 26,350 shares of 2002 Convertible Preferred Stock for an aggregate purchase price of $658,750. The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147. The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas. The Company's offering of 2002 Convertible Preferred Stock was terminated on February 14, 2002 and therefore no shares were sold during the second quarter period ending June 30, 2002.

         Prior to April 1, 2002, the holders of 2002 Convertible Preferred Stock had the right, at their option, to convert all or part of their 2002 Convertible Preferred Stock to common stock of the Company ("Common Stock"). In the event that a holder of 2002 Convertible Preferred Stock elected to convert its shares to Common Stock, one share of 2002 Convertible Preferred Stock would be exchanged for one share of Common Stock. The conversion of shares would occur immediately upon written notice to the Company. At any time after April 1, 2002, the Company has the option to redeem its 2002 Convertible Preferred Stock by paying $27.50 for each share held. As of March 31, 2002 51,153 shares of 2002 Convertible Preferred Stock had been converted to Common Stock. No shares were converted during the period ending June 30, 2002. The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11 ) and Rule 147. The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal places of business are within the State of Kansas.

         On January 31, 2002, the Company commenced the offering of 10,000 shares of its 2002A Convertible Preferred Stock, par value $25.00 per share (the "2002A Convertible Preferred Stock"). For the first quarter period ending March 31, 2002, the Company sold 10,000 shares of 2002A Convertible Preferred Stock for an aggregate purchase price of $250,000. The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147. The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas. The Company's offering of 2002A Convertible Preferred Stock was terminated on February 15, 2002, accordingly no shares were sold during the period ending June 30, 2002.

         On or prior to April 1, 2002, the holders of 2002A Convertible Preferred Stock had the right, at their option, to convert all or part of their 2002A Convertible Preferred Stock to Common Stock. In the event that a holder of 2002A Convertible Preferred Stock elected to convert its shares to Common Stock, one share of 2002A Convertible Preferred Stock would be exchanged for one share of Common Stock. The conversion of shares would occur immediately upon written notice to the Company. At any time after April 1, 2002, the Company has the option to redeem its 2002A Convertible Preferred Stock by paying $27.50 for each share held. As of March 31, 2002, 9,180 shares of 2002A Convertible Preferred Stock had been converted to Common Stock. There were no 2002A Convertible Preferred Stock shares converted into Common Stock during the second quarter ending June 30, 2002.

         On March 4, 2002, the Company commenced the offering of 34,375 shares of its 2002B Convertible Preferred Stock, par value $32.00 per share (the "2002B Convertible Preferred Stock"). For the first quarter period ending March 31, 2002, the Company sold 13,663 shares of 2002B Convertible Preferred Stock for an aggregate purchase price of $437,216. For the second quarter period ending June 30, 2002, the Company sold 20,490 shares 2002B Convertible Preferred Stock at $32.00 per share for an aggregate purchase price of $655,680. The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147. The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas. The Company's offering of 2002B Convertible Preferred Stock was terminated on April 30, 2002.

         On or prior to May 15, 2002, the holders of 2002B Convertible Preferred Stock have the right, at their option, to convert all or part of their 2002B Convertible Preferred Stock to Common Stock. In the event that a holder of 2002B Convertible Preferred Stock elected to convert its shares to Common Stock, one share of 2002B Convertible Preferred Stock would be exchanged for one share of Common Stock. The conversion of shares would occur immediately upon written notice to the Company. At any time after May 15, 2002, the Company has the option to redeem its 2002B Convertible Preferred Stock by paying $35.20 for each share held. As of March 31, 2002, no shares of 2002B Convertible Preferred Stock had been converted to Common Stock. As of June 30, 2002 9,822 shares of 2002B Convertible Preferred Stock had been converted to Common Stock.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's annual shareholders' meeting was held on April 30, 2002. The following table sets forth each of the proposals the stockholders were asked to vote upon and the results of the meeting:


                           PROPOSAL                                    RESULTS
                           --------                                    -------
1.  Proposal for election of Robert D. Orr, Michael Hess,     For               550,768
    Leland G. Orr, John Allen, and Derrol Hubbard as          Against              0
    Board of Directors                                        Abstain              0


2.  Proposal to ratify the selection of Summers,              For               550,768
    Spencer, & Cavanaugh, CPA's, Chartered as the             Against              0
    Company's independent auditors for the fiscal             Abstain              0
    Year ending December 31, 2002.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-B:


         EXHIBIT NO.                DESCRIPTION
         -----------                -----------
         23.1                       Consent of Accountants(1)


---------------------------------

(1)   Filed herewith.

(b) REPORTS ON FORM 8-K. During the second quarter of 2002, no reports on Form 8-K were filed.

                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 19, 2002                               BROOKE CORPORATION


                                                     By:  /s/ Robert D. Orr
                                                          --------------------------------------------
                                                             Robert D. Orr, Chief Executive Officer


                                                     By:  /s/ Leland G. Orr
                                                          ---------------------------------------------
                                                             Leland G. Orr, Chief Financial Officer


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