Form 10QSB/A
period 2002-06-30
BROOKE CORP
filed 2002-09-05
CIK 834408

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

/X/ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM _______________TO ________________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Check One): Yes /X/ No /_/

As of June 30, 2002 there were 763,123 shares of the registrant's sole class of common stock outstanding.

Transitional Small Business Disclosure Format  (Check One):  Yes  / /    No  /X/

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL INFORMATION

                               BROOKE CORPORATION
                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001


Contents
-------------------------------------------------------------------------------------------------------------------
INDEPENDENT ACCOUNTANTS' REPORT                                                                                 2

CONSOLIDATED FINANCIAL STATEMENTS                                                                               3

   CONSOLIDATED BALANCE SHEETS..................................................................................4-5
   CONSOLIDATED STATEMENTS OF INCOME - THREE MONTHS ENDED.......................................................6
   CONSOLIDATED STATEMENTS OF INCOME - SIX MONTHS ENDED.........................................................7
   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY...................................................8
   CONSOLIDATED STATEMENTS OF CASH FLOWS........................................................................9
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................................................10-42




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

     As discussed in Note 20 to the financial statements, certain errors resulting in understatement of previously reported income were discovered by management of the Company during the current period. Accordingly, the financial statements have been restated to correct the errors.


Summers, Spencer & Cavanaugh, CPAs, Chartered
Topeka, Kansas
August 15, 2002


--------------------------------------------------------------------------------
                                                                               3

                               BROOKE CORPORATION

                        CONSOLIDATED FINANCIAL STATEMENTS

                               BROOKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             JUNE 30, 2002 AND 2001

                                           ASSETS

                                                                 2002               2001
                                                                 ----               ----
 CURRENT ASSETS
     Cash                                                    $ 4,753,902         $ 3,853,166
     Accounts and notes receivable, net                        8,760,500           4,471,323
     Note receivable, parent company                             506,909             267,075
     Other receivables                                         1,349,123             358,346
     Securities                                                    1,198               1,198
     Interest-only strip receivable                              896,466             144,343
     Deposits                                                  1,531,187              50,769
     Prepaid expenses                                            312,486             102,707
                                                        -----------------  ------------------

       TOTAL CURRENT ASSETS                                   18,111,771           9,248,927
                                                        -----------------  ------------------

 INVESTMENT IN AGENCIES                                          594,446                   -
                                                        -----------------  ------------------

 PROPERTY AND EQUIPMENT
     Cost                                                      3,108,394           2,351,501
     Less: Accumulated depreciation                          (1,892,324)         (1,705,446)
                                                        -----------------  ------------------

       NET PROPERTY AND EQUIPMENT                              1,216,070             646,055
                                                        -----------------  ------------------

 OTHER ASSETS
     Excess of cost over fair value of net assets                892,848             892,848
     Less: Accumulated amortization                            (295,189)           (215,749)
     Prepaid commission guarantee                                 14,100              48,134
     Covenants not to compete                                          -               4,888
     Goodwill                                                          -               3,174
     Prepaid finders fee                                          14,086              14,594
     Contract database                                            38,275              41,108
     Servicing asset                                             715,769             146,779
     Restricted cash                                             364,690                   -
     Deferred tax asset                                           50,136             480,716
                                                        -----------------  ------------------

       NET OTHER ASSETS                                        1,794,715           1,416,492
                                                        -----------------  ------------------

 TOTAL ASSETS                                               $ 21,717,002        $ 11,311,474
                                                        =================  ==================


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS'    5
REVIEW REPORT.

                               BROOKE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                             JUNE 30, 2002 AND 2001

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            2002               2001
                                                                            ----               ----
 CURRENT LIABILITIES
     Accounts payable                                                   $ 1,141,858        $  1,012,229
     Premiums payable to insurance companies                              1,971,048           2,518,691
     Unearned buyer assistance plan fees                                  1,270,697             100,846
     Accrued commission refunds                                             326,306             267,217
     Short-term debt                                                        793,431             986,674
     Current maturities of long-term debt                                 4,090,121           2,141,277
                                                                    ----------------  ------------------

       TOTAL CURRENT LIABILITIES                                          9,593,461           7,026,934

 NON-CURRENT LIABILITIES
     Servicing liability                                                     46,399              18,211
     Long-term debt less current maturities                               8,451,455           3,964,379
                                                                    ----------------  ------------------

 TOTAL LIABILITIES                                                       18,091,315          11,009,524
                                                                    ----------------  ------------------

 STOCKHOLDERS' EQUITY
     Common stock, $1 par value, 9,500,000 shares
       authorized, 774,173 and 704,018 shares issued
       and 763,123 and 692,968 shares outstanding                           774,173             704,018
     Preferred stock, $75 par value, 1,000 shares
       authorized, 781 shares issued and outstanding                         58,600              58,600
     Preferred stock, $25 par value, 464,625 shares
       authorized, 49,667 and 17,639 shares issued
       and outstanding                                                    1,241,675            440,975
     Preferred stock, $32 par value, 34,375 shares
       authorized, 24,331 shares issued and outstanding                     778,592                   -
     Less: Treasury stock, 11,050 shares at cost                           (39,500)            (39,500)
     Additional paid-in capital                                           2,105,839             951,989
     Retained earnings                                                  (1,325,966)         (1,820,194)
     Accumulated other comprehensive income                                  32,274               6,062
                                                                    ----------------  ------------------

       TOTAL STOCKHOLDERS' EQUITY                                         3,625,687             301,950
                                                                    ----------------  ------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 21,717,002        $ 11,311,474
                                                                    ================  ==================

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS'    6
REVIEW REPORT.

                               BROOKE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    THREE MONTHS ENDED JUNE 30, 2002 AND 2001



                                                               2002               2001
                                                               ----               ----
 OPERATING INCOME
      Insurance commissions                                $ 7,441,079        $ 5,557,361
      Interest income (net)                                    217,670            121,507
      Finder's fee                                             336,106                  -
      Gain on sale of agencies                                  93,119            449,580
      Buyer assistance plan fees                               616,558            317,203
      Gain on sale of notes receivable                         530,607            100,955
      Gain on extinguishment of debt                           397,306                  -
      Other income                                               8,164                  -
                                                       ----------------   ----------------

          TOTAL OPERATING INCOME                             9,640,609          6,546,606
                                                       ----------------   ----------------

 OPERATING EXPENSES
      Commissions expense                                    6,174,404          4,547,920
      Payroll expense                                        1,525,640            968,148
      Depreciation and amortization                            160,365            118,565
      Other operating expenses                               1,154,096            451,130
      Bond interest expense                                    122,574             78,518
                                                       ----------------   ----------------

          TOTAL OPERATING EXPENSES                           9,137,079          6,164,281
                                                       ----------------   ----------------

 INCOME FROM OPERATIONS                                        503,530            382,325
                                                       ----------------   ----------------

 OTHER EXPENSES
      Interest expense                                          37,347             32,205
                                                       ----------------   ----------------

          TOTAL OTHER EXPENSES                                  37,347             32,205
                                                       ----------------   ----------------

 INCOME BEFORE INCOME TAXES                                    466,183            350,120

          Income tax expense                                   158,502            119,041
                                                       ----------------   ----------------

 NET INCOME                                                 $  307,681         $  231,079
                                                       ================   ================

      NET INCOME PER SHARE:
          Basic                                                    .35                .32
          Diluted                                                  .32                .31



--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS'    7
REVIEW REPORT.

                               BROOKE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001



                                                               2002               2001
                                                               ----               ----
 OPERATING INCOME
      Insurance commissions                                $13,497,693        $10,252,831
      Interest income (net)                                    436,198            119,939
      Finder's fee                                             661,271            175,000
      Gain on sale of agencies                                 187,061            449,580
      Buyer assistance plan fees                             1,677,627            317,203
      Gain on sale of notes receivable                       1,190,892            286,145
      Gain on extinguishment of debt                           397,306                  -
      Other income                                              14,030                  -
                                                       ----------------   ----------------

          TOTAL OPERATING INCOME                            18,062,078         11,600,698
                                                       ----------------   ----------------

 OPERATING EXPENSES
      Commissions expense                                   11,210,737          7,377,527
      Payroll expense                                        2,984,151          1,832,972
      Depreciation and amortization                            305,855            230,648
      Other operating expenses                               1,922,005            833,220
      Bond interest expense                                    248,199            138,217
                                                       ----------------   ----------------

          TOTAL OPERATING EXPENSES                          16,670,947         10,412,584
                                                       ----------------   ----------------

 INCOME FROM OPERATIONS                                      1,391,131          1,188,144
                                                       ----------------   ----------------

 OTHER EXPENSES
      Interest expense                                          80,281             90,026
                                                       ----------------   ----------------

          TOTAL OTHER EXPENSES                                  80,281             90,026
                                                       ----------------   ----------------

 INCOME BEFORE INCOME TAXES                                  1,310,850          1,098,088

          Income tax expense                                   445,689            373,350
                                                       ----------------   ----------------

 NET INCOME                                                 $  865,161         $  724,738
                                                       ================   ================

      NET INCOME PER SHARE:
          Basic                                                   1.03               1.03
          Diluted                                                  .99               1.01


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS'    8
REVIEW REPORT.

                               BROOKE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001



                                                                    NOTES                                 ACCUMULATED
                                                                  RECEIVABLE                 RETAINED        OTHER
                              COMMON     PREFERRED    TREASURY       FOR       ADD'L PAID-   EARNINGS    COMPREHENSIVE
                              STOCK       STOCK        STOCK     COMMON STOCK  IN CAPITAL    (DEFICIT)       INCOME        TOTAL
                              ------     ---------    --------   ------------  ----------    ---------   -------------     -----
BALANCES, DECEMBER 31, 2000  $704,018   $    58,600   $(39,500)  $   --       $ 1,103,702  $(2,452,773)  $      --      $ (625,953)
Dividends paid                                                                                 (92,159)                    (92,159)
Preferred stock issued                      440,975                                                                         440,975
Fair market value of
    contributed services                                                           20,000                                    20,000
Deferred charges                                                                (171,713)                                 (171,713)
Comprehensive income:
    Interest-only strip
    receivable, fair
    market value                                                                                                6,062         6,062
Net income                                                                                      724,738                     724,738
                             --------   -----------   ---------  ---------    -----------  ------------  ------------   -----------
BALANCES, JUNE 30, 2001      $704,018   $   499,575   $(39,500)  $   --       $   951,989  $(1,820,194)  $      6,062   $   301,950
                             ========   ===========   =========  =========    ===========  ============  ============   ===========
BALANCES, DECEMBER 31, 2001  $704,018   $ 1,899,850   $(39,500)  $ (8,193)    $   703,023  $(1,990,093)  $      7,311   $ 1,276,416
 Dividends paid                                                                               (201,034)                   (201,034)
 Preferred stock issued                   2,001,646                                                                       2,001,646
 Fair market value of
     contributed services                                                          20,000                                    20,000
 Equity conversion             70,155   (1,822,629)                             1,752,474                                         -
 Loan proceeds for common
     stock issuances                                                 8,193                                                    8,193
 Deferred charges                                                               (369,658)                                 (369,658)
 Comprehensive income:
     Interest-only strip
     receivable, fair
     market value                                                                                              24,963        24,963
 Net income                                                                                     865,161                     865,161
                             --------   -----------   ---------  ---------    -----------  ------------  ------------   -----------
 BALANCES, JUNE 30, 2002     $774,173   $ 2,078,867   $(39,500)  $   --       $ 2,105,839  $(1,325,966)  $     32,274   $ 3,625,687
                             ========   ===========   =========  =========    ===========  ============  ============   ===========


--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS'    9
REVIEW REPORT.

                               BROOKE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                                            2002               2001
                                                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     NET INCOME                                                          $  865,161          $  724,738
 ADJUSTMENTS TO RECONCILE NET INCOME TO
     NET CASH FLOWS FROM OPERATING ACTIVITIES:
     Depreciation                                                           140,000             140,000
     Amortization                                                           165,855              90,648
     Fair market value of contributed services                               20,000              20,000
     (Gain) loss on sale of inventory                                     (187,061)           (449,580)
     Deferred income tax expense                                            445,689             373,350
     Gain on sale of notes receivable                                   (1,190,892)           (286,145)
     (INCREASE) DECREASE IN ASSETS:
        Accounts and notes receivables, net                             (1,019,053)         (1,766,506)
        Other receivables                                                 (470,031)           (338,818)
        Prepaid expenses and other assets                               (1,514,761)             (5,834)
     INCREASE (DECREASE) IN LIABILITIES:
        Accounts and expenses payable                                        50,487             569,549
        Other liabilities                                                    86,245             686,293
                                                                   -----------------  ------------------
     NET CASH USED IN OPERATING ACTIVITIES                              (2,608,361)           (242,305)
                                                                   -----------------  ------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Cash payments for property and equipment                             (242,851)            (84,406)
     Purchases of insurance agency inventory                            (3,096,443)         (3,343,642)
     Proceeds from sales of insurance agency inventory                    7,508,820           4,242,802
                                                                   -----------------  ------------------
     NET CASH PROVIDED BY INVESTING ACTIVITIES                            4,169,526             814,754
                                                                   -----------------  ------------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Deferred charges                                                     (369,658)           (171,713)
     Dividends paid                                                       (201,034)            (92,159)
     Cash proceeds from bond issuance                                       580,000           1,575,000
     Cash proceeds from preferred stock issuance                          2,001,646             440,975
     Payments on bond maturities                                          (975,000)                   -
     Advances on short-term borrowing                                             -             898,649
     Payments on short-term borrowing                                      (78,890)           (738,514)
     Payments on long-term debt                                         (2,552,196)           (315,034)
                                                                   -----------------  ------------------
     NET CASH PROVIDE BY (USED IN) FINANCING ACTIVITIES                 (1,595,132)           1,597,204
                                                                   -----------------  ------------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      (33,967)           2,169,653
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           4,787,869           1,683,513
                                                                   -----------------  ------------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                               $ 4,753,902         $ 3,853,166
                                                                   =================  ==================

--------------------------------------------------------------------------------
SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS AND INDEPENDENT ACCOUNTANTS'   10
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

--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            11

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

(d) ALLOWANCE FOR BAD DEBTS

The Company considers all accounts and notes receivable to be fully collectible, therefore no allowance has been recognized for uncollectible amounts.


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            12

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

--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            13

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

(i) INVESTMENT IN AGENCIES

The assets included in the "Investment in Agencies" category is the purchase price paid for agency assets. These assets are available for sale and are carried at the lower of cost or market. The Company acquires insurance agency assets to hold in inventory for sale to its agents. The number of agencies purchased for this purpose for the period ending June 30, 2002 and 2001 was 15 and 10, respectively. Correspondingly the number of agencies sold from inventory for the period ending June 30, 2002 and 2001 was 16 and 10, respectively. At June 30, 2002 the "Investment in Agencies" inventory consisted of a Texas agency purchased during 2001, at a total cost of $594,446.

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

--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            14

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


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            15

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



                                                                                   2002              2001
                                                                                   ----              ----
BASIC EARNINGS PER SHARE
Net Income                                                                      $   865,161       $  724,738
Less: Preferred Stock Dividends                                                   (114,299)          (8,979)
                                                                         ------------------------------------
Income Available to Common Stockholders                                             750,862          715,759
Average 2002 Common Stock Shares                                 739,431
Less: 2002 Treasure Stock Shares                                (11,050)            728,381          692,968
                                                               ----------------------------------------------

Basic Earnings Per Share                                                         $     1.03        $    1.03
                                                                         ====================================




DILUTED EARNINGS PER SHARE                                                         2002              2001
                                                                                   ----              ----
Net Income                                                                       $  865,161        $ 724,738
Less: 2002 Preferred Stock Dividends on Non-Convertible Shares                     (48,828)                -
                                                                         ------------------------------------
Income Available to Common Stockholders                                             816,333          724,738
Average 2002 Common Stock Shares                                 739,431
Less: 2002 Treasure Stock Shares                                (11,050)
Plus: Allowance for Shares Converted During 2002                  34,742
Plus: Assumed Conversion of Convertible Preferred Shares in       10,153
 2002
Plus: Assumed Exercise of 47,500 Stock Options Shares in 2002     47,500            820,776          721,437
                                                               ----------------------------------------------

Diluted Earnings Per Share                                                         $    .99        $    1.01
                                                                         ====================================


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            16

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

--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            17

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

2.  NOTES RECEIVABLE

At June 30, 2002 and 2001, notes receivable consist of the following:


                                               06/30/2002         06/30/2001
                                               ----------         ----------
Agency loans                                  $ 46,912,632       $ 29,941,485
Less: Agency loan participation               (44,468,620)       (29,497,403)
Equipment loans                                          0                941
Less: Equipment loan participation                       0              (941)
Consumer loans                                     156,017            154,783
Less: Consumer loan participation                 (78,419)          (154,783)
                                              ------------       ------------

          Total notes receivable, net            2,521,610            444,082
Interest earned not collected on notes *           376,762            509,531
Customer receivables                             5,862,128          3,517,710
                                              ------------       ------------

Total accounts and notes receivable, net      $  8,760,500       $  4,471,323
                                              ============       ============


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

--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            18

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


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            19

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

Key economic assumptions used in measuring the retained interests and recourse obligations at the date of loan participation sales completed during the year were as follows (rates per annum):


                                                   Agency Loans                               Agency Loans
                                                 (Adjustable Rate                              (Fixed-Rate
                                                     Stratum)*                                   Stratum)
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

At June 30, 2002, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:


                                                                   Agency Loans                 Agency Loans
                                                                 (Adjustable Rate               (Fixed Rate
                                                                     Stratum)                     Stratum)
PREPAYMENT SPEED ASSUMPTION (ANNUAL RATE)                              10%                          N/A
  Impact on fair value of 10% adverse change                        $(51,304)                       N/A
  Impact on fair value of 20% adverse change                        $(88,501)                       N/A

EXPECTED CREDIT LOSSES (ANNUAL RATE)                                    5%                          N/A
  Impact on fair value of 10% adverse change                        $(10,382)                       N/A
  Impact on fair value of 20% adverse change                        $(21,049)                       N/A

DISCOUNT RATE (ANNUAL)                                                 8.5%                         N/A
  Impact on fair value of 10% adverse change                        $(53,118)                       N/A
  Impact on fair value of 20% adverse change                        $(92,341)                       N/A


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            20

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


10% ADVERSE CHANGE IN PREPAYMENT SPEED ON RETAINED SERVICING INTEREST:
----------------------------------------------------------------------
Estimated cash flows from loan servicing fees @ 11% prepay speed                                   $1,425,129
Servicing expense @ 11% prepay speed                                                                  373,150
Discount of estimated cash flows to present value @ 8.5% discount rate                                365,575
Carrying value of retained servicing interest in loan participations (adverse)                        686,404
Carrying value of retained servicing interest in loan participations (normal)                         715,769
Decrease of carrying value due to adverse change                                                    $  29,365

20% ADVERSE CHANGE IN PREPAYMENT SPEED ON RETAINED SERVICING INTEREST
---------------------------------------------------------------------

Estimated cash flows from loan servicing fees @ 12% prepay speed                                   $1,388,350
Servicing expense @ 12% prepay speed                                                                  362,587
Discount of estimated cash flows to present value @ 8.5% discount rate                                357,267
Carrying value of retained servicing interest in loan participations (adverse)                        668,496
Carrying value of retained servicing interest in loan participations (normal)                         715,769
Decrease of carrying value due to adverse change                                                     $ 47,273


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            21

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

2.  NOTES RECEIVABLE (CONT.)


10% ADVERSE CHANGE IN PREPAYMENT SPEED ON RETAINED INTEREST (STRIP RECEIVABLE):
-------------------------------------------------------------------------------
Estimated cash flows from interest income @ 11% prepay speed                                     $ 1,347,240
Estimated credit loss on recourse loans @ 5% credit loss/11% prepay speed                            187,782
Discount of estimated cash flows to present value @ 8.5% discount rate                               284,931
Carrying value of retained interest in loan participations (adverse)                                 874,527
Carrying value of retained interest in loan participations (normal)                                  896,466
Decrease of carrying value due to adverse change                                                   $  21,939

20% ADVERSE CHANGE IN PREPAYMENT SPEED ON RETAINED INTEREST (STRIP RECEIVABLE):
-------------------------------------------------------------------------------

Estimated cash flows from interest income @ 12% prepay speed                                     $ 1,313,005
Estimated credit loss on recourse loans @ 5% credit loss/12% prepay speed                            182,189
Discount of estimated cash flows to present value @ 8.5% discount rate                               275,578
Carrying value of retained interest in loan participations (adverse)                                 855,238
Carrying value of retained interest in loan participations (normal)                                  896,466
Decrease of carrying value due to adverse change                                                    $ 41,228

10% ADVERSE CHANGE IN CREDIT LOSS RATE ON RETAINED INTEREST (STRIP RECEIVABLE):
-------------------------------------------------------------------------------

Estimated cash flows from interest income @ 10% prepay speed                                      $1,383,320
Estimated credit loss on recourse loans @ 5.5% credit loss/10% prepay sp                             207,138
Discount of estimated cash flows to present value @ 8.5% discount rate                               290,098
Carrying value of retained interest in loan participations (adverse)                                 886,084
Carrying value of retained interest in loan participations (normal)                                  896,466
Decrease of carrying value due to adverse change                                                    $ 10,382


20% ADVERSE CHANGE IN CREDIT LOSS RATE ON RETAINED INTEREST (STRIP RECEIVABLE):
-------------------------------------------------------------------------------

Estimated cash flows from interest income @ 10% prepay speed                                      $1,383,320
Estimated credit losses on recourse loans @ 6% credit loss /10% prepay sp                            220,605
Discount of estimated cash flows to present value @ 8.5% discount rate                               287,298
Carrying value of retained interest in loan participations (adverse)                                 875,417
Carrying value of retained interest in loan participations (normal)                                  896,466
Decrease of carrying value due to adverse change                                                    $ 21,049

--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            22

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

2.  NOTES RECEIVABLE (CONT.)


10% ADVERSE CHANGE IN DISCOUNT RATE ON RETAINED SERVICING INTEREST:
--------------------------------------------------------------------
Estimated cash flows from loan servicing fees @ 10% prepay speed                                   $1,463,888
Servicing expense @ 10% prepay speed                                                                  384,292
Discount of estimated cash flows to present value @ 9.35% discount rate                               393,710
Carrying value of retained servicing interest in loan participations (adverse)                        685,886
Carrying value of retained servicing interest in loan participations (normal)                         715,769
Decrease of carrying value due to adverse change                                                     $ 29,883

20% ADVERSE CHANGE IN DISCOUNT RATE ON RETAINED SERVICING INTEREST:
--------------------------------------------------------------------

Estimated cash flows from loan servicing fees @ 10% prepay speed                                   $1,463,888
Servicing expense at 10% prepay speed                                                                 384,292
Discount of estimated cash flows to present value @ 10.2% discount rate                               412,256
Carrying value of retained servicing interest in loan participations (adverse)                        667,340
Carrying value of retained servicing interest in loan participations (normal)                         715,769
Decrease of carrying value due to adverse change                                                     $ 48,429

10% ADVERSE CHANGE IN DISCOUNT RATE ON RETAINED INTEREST (STRIP RECEIVABLE):
----------------------------------------------------------------------------

Estimated cash flows from interest income @ 10% prepay speed                                     $ 1,383,320
Estimated credit losses on recourse loans @ 5% loss rate                                             193,670
Discount of estimated cash flows to present value @ 9.35% discount rate                              316,419
Carrying value of retained interest in loan participations (adverse)                                 873,231
Carrying value of retained interest in loan participations (normal)                                  896,466
Decrease of carrying value due to adverse change                                                    $ 23,235

20% ADVERSE CHANGE IN DISCOUNT RATE ON RETAINED INTEREST (STRIP RECEIVABLE):
----------------------------------------------------------------------------

Estimated cash flows from interest income @ 10% prepay speed                                     $ 1,383,320
Estimated credit losses on recourse loans @ 5% loss rate                                             193,670
Discount of estimated cash flows to present value @ 10.2% discount rate                              337,096
Carrying value of retained interest in loan participations (adverse)                                 852,554

Carrying value of retained interest in loan participations (normal)                                  896,466
Decrease of carrying value due to adverse change                                                    $ 43,912


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            23

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


The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse as of and for the period ended June 30:

                                                  TOTAL PRINCIPAL AMOUNT       PRINCIPAL AMOUNTS        NET CREDIT
                                                         OF LOANS               60 OR MORE DAYS          LOSSES***
                                                                                  PAST DUE*
TYPE OF LOAN                                       2002             2001        2002      2001       2002        2001
Participations Sold with Recourse               $9,993,743      $7,993,732       $0         $0        $0          $0
Portfolio Loans                                  2,521,609         444,082       $0         $0        $0          $0
                                               -----------      ----------      ---        ---       ---         ---

Total Loans Managed**                          $12,515,352      $8,437,814       $0         $0        $0          $0
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


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            24

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

3.  PROPERTY AND EQUIPMENT

A summary of property and equipment and depreciation is as follows:


                                           2002             2001
                                           ----             ----
Furniture and fixtures                $    368,825     $    304,855
Office and computer equipment            1,561,602        1,460,891
Automobiles                                714,525          585,755
Building, construction in process          463,442             --
                                      ------------     ------------
                                         3,108,394        2,351,501
Less:  Accumulated depreciation        (1,892,324)      (1,705,446)
                                      ------------     ------------
Property and equipment, net           $  1,216,070     $    646,055
                                      ============     ============
Depreciation expense                  $    140,000     $    140,000
                                      ============     ============




--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            25

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

4.  BANK LOANS, NOTES PAYABLE, AND OTHER LONG-TERM OBLIGATIONS


                                                                                             2002                 2001
                                                                                             ----                 ----
First National Bank & Trust, Phillipsburg, KS, line of credit, $960,000 available, $0 not utilized. Due January 2003. Interest rate is 8%.
Collateralized by accounts receivable.                                                   $    960,000          $   600,000

State Bank of Colwich, Colwich, KS, due August 2004. Interest rate is 11.75%,
payable $1,435 monthly. Collateralized by insurance agency assets.                             31,475               44,173

Chrysler Financial, Overland Park, KS, due February 2001 to December 2003.
Interest rates are 7.80% to 8.94%, payable monthly. Collateralized  by automobiles.           159,490              145,213

Colonial Pacific, Portland, OR, due December 2001. Interest rate is 14.811%
payable $2,083 monthly. Collateralized by personal guaranty of certain officers
of Brooke Corporation.                                                                        -                     11,766

Brooke Investments, Inc., Phillipsburg, KS, due February 2007. Interest rate is 10.00%, payable $1,718 monthly. Note is sold to participating bank.
Collateralized by certain agency assets acquired by Brooke Investments, Inc.                   76,457               88,751

David Patterson, Sr., Phoenix, AZ, due March 2008. Interest rate is 0%, payable $1,112 monthly. Unsecured deferred compensation  agreement provided by
The American Agency, Inc.                                                                     -                      6,672

Premier Insurance Agency, Poplar Bluff, MO. Interest rate is 5.00%, balance due January 2002. Collateralized by certain agency assets acquired by Brooke
Corporation.                                                                                  -                    639,737

Stewart Insurance, Monroe, LA, due August 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired
by Brooke Corporation.                                                                        -                    252,245

APB Insurers, Crane, MO, due July 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired  by
Brooke Corporation.                                                                           -                     77,445

McCrory & Associates, due October 2005. Interest rate is 0%, payable $30,000
annually. Collaterized by certain agency assets by Brooke Corporation.                       -                      10,000

Anderson  Insurance Agency,  Inc.,  Ballwin,  MO, due June 2006.  Interest rate is 7%, first installment of $146,805 due July 2001, and annual  installments of
$133,250  thereafter.  Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                                  -                    693,225

Anderson Insurance Agency,  Inc., Ballwin,  MO, due June 2006. Interest rate is
7%,  first  installment  of $7,543 due July 2001,  and annual  installments  of
$6,708  thereafter.  Collaterized  by certain agency assets  acquired by Brooke
Corporation.                                                                                  -                     35,000

Ely Insurance  Services,  Inc., Tampa, FL, due June 2002.  Interest rate is 0%, entire  balance  is due at  maturity.  Collaterized  by certain  agency  assets
acquired by Brooke Corporation.                                                               -                     82,549

--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            26

Roppolo Insurance,  Shreveport,  LA, due July 2001. Interest rate is 0%, entire balance is due at maturity.  Collateralized  by certain agency assets  acquired
by Brooke Corporation.                                                                       -                     115,285

Dawn Insurance Agency, Inc.  Strasburg,  CO, due May 2003. Interest rate is 0%, payable $43,322  annually.  Collateralized by certain agency assets acquired by
Brooke Corporation.                                                                      $     43,322            $  86,644

Phares and Lites Agency,  Inc.,  Many, LA, due June 2001.  Interest rate is 0%, entire  balance  is due at  maturity.  Collaterized  by certain  agency  assets
acquired by Brooke Corporation.                                                              -                     207,825

Bruner  Insurance  Agency,  Marianna,  FL, due June 2004.  Interest rate is 5%, payable  $101,900  annually.  Collaterized by certain agency assets acquired by
Brooke Corporation.                                                                          -                     277,500

Lalumondier  Insurance,  Inc.,  Kearney,  MO, due  September 1, 2004.  Interest
rate is 5%,  annual  installments  of  $68,219  thereafter.  Collateralized  by
certain agency assets acquired by Brooke Corporation.                                         204,656             -

Anderson  Insurance Agency,  Inc, Ballwin,  MO, due May 2002.  Interest rate is
7.5%,  entire  balance is due at  maturity.  Collateralized  by certain  agency
assets acquired by Brooke Corporation.                                                       -                     163,300

Bond-Pyatt  Insurance  Agency,  Inc., St. Louis, MO, due August 2006.  Interest
rate at prime rate,  first  installment of $89,465 due January 2002, and annual installments  of $89,465  thereafter.  Collateralized  by certain agency assets
acquired by Brooke Corporation.                                                               447,326             -

All  Drivers  Insurance  Inc.,  Colorado  Springs,   CO,  due  September  2003.
Interest rate is 5%,  annual  payments of $112,500.  Collateralized  by certain
agency assets acquired by Brooke Corporation.                                                 225,000             -

Gateway Realty of Columbus,  Inc.,  Columbus,  NE, due September 2010. Interest
rate is 7%, annual  principal  payments of $67,345.  Collateralized  by certain
agency assets acquired by Brooke Corporation.                                                 606,109             -

Gary Karch & Associates  A-1  Insurance,  Mt.  Vernon,  IL, due December  2002.
Interest rate is 0%.  Collaterized  by certain agency assets acquired by Brooke
Corporation.                                                                                   67,500             -

Kohn-Senf  Insurance Agency,  Inc., St. Louis, MO, due December 2002.  Interest
rate is 5%,  entire  balance due at maturity.  Collaterized  by certain  agency
assets acquired by Brooke Corporation.                                                         80,500             -

Sun Century Insurance Agency,  Inc.,  Phoenix,  AZ, due December 2003. Interest
rate is 5%,  annual  principal  payments  of $67,333.  Collaterized  by certain
agency assets acquired by Brooke Corporation.                                                 134,667             -

W.I. of Florida,  Inc.,  Tampa,  FL, due December  2003.  Interest  rate is 0%, annual  payments of $73,176.  Collaterized  by certain  agency assets  acquired
by  Brooke Corporation. Discount is based on imputed interest rate of 5.75%                   134,632             -

--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            27

Auto Insurors, due October, 2002.  Interest rate is 0%, and one payment of remaining balance is due October, 2002.  Collaterized by certain agency assets
acquired by Brooke Corporation.                                                          $     60,000             -

Barry James Christensen, due January 2005.  Interest rate is 0%, annual payments of $93,333.  Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                                  210,667             -

Service First Insurance, due January 2005.  Interest rate is 0%, annual payments of $281,375.  Collaterized by certain agency assets acquired by
Brooke Corporation.                                                                           636,305             -

Goodman Insurance, due February 2004.  Interest rate is 0%, annual payments of
$186,063.  Collaterized by certain agency assets acquired by Brooke
Corporation.                                                                                  293,710             -

JD Failla & Associates, due February 2003.  Interest rate is 0%, quarterly payments of $127,188.  Collaterized by certain agency assets acquired by
Brooke Corporation.                                                                           395,431             -

Donna Sue Saffel, due March 2003.  Interest rate is 0%, annual payments of
$62,500.  Collaterized by certain agency assets acquired by Brooke Corporation.                62,500             -

All Insurance, due March 2005.  Interest rate is 0%, annual payments of
$25,196.  Collaterized by certain agency assets acquired by Brooke
Corporation.  Discount is based on imputed interest rate of 5.75%                              67,663             -

Jim Bob Nation Insurance, due March 2005.  Interest rate is 0%, annual payments of $116,746.  Collaterized by certain agency assets acquired by
Brooke Corporation.                                                                           260,000             -

Able Insurance, due March 2006.  Interest rate is 0%, annual payments of
$45,867.  Collaterized by certain agency assets acquired by Brooke
Corporation.  Discount is based on imputed interest rate of 5.75%                             159,849             -

Rebel Auto Insurance, Inc., due May, 2003.  Interest rate is 0% and one payment of remaining balance is due May, 2003.  Collaterized by certain agency
assets acquired by Brooke Corporation.                                                         87,500             -

Crouch Insurance Agency, LLC due May 2004.  Interest rate is 0%, annual pay payments of $97,970.  Collaterized by certain agency assets acquired by Brooke
Corporation.  Discount is based on imputed interest rate of 5.75%                             180,249             -

Turner Insurance, Inc., due May, 2003.  Interest rate is 0% and one payment of remaining balance is due May, 2003.  Collaterized by certain agency assets
acquired by Brooke Corporation.                                                                40,000             -

NCMIC Finance Corporation, due August, 2002.  Interest rate is 7.75% and one
payment of remaining balance is due August, 2002.  Loan is unsecured.                       1,500,000             -
                                                                                       ---------------      ---------------

Total bank loans and notes payable                                                          7,125,008            3,537,330
Bonds payable (See Note 5) and Capital lease obligation (See Note 6)                        6,210,000            3,555,000
                                                                                       ---------------      ---------------

Total bank loans, notes payable and other long-term obligations                            13,335,008            7,092,330
Less:  Current maturities and short-term debt

Total bank loans, notes payable and other long-term obligations                           (4,883,552)          (3,127,951)
                                                                                       ---------------      ---------------

Total long-term debt                                                                     $  8,451,456         $  3,964,379
                                                                                       ===============      ===============




--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            28

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



Interest incurred on bank loans, notes payable and other long-term obligations for the period ended June 30, 2002 and 2001 is $328,480 and $228,243, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets.



Bank loans, notes payable and other long-term obligations mature as follows:



     TWELVE MONTHS ENDING        BANK LOANS &                                  BONDS
           JUNE 30               NOTES PAYABLE         CAPITAL LEASE           PAYABLE             TOTAL
             2003                   $ 4,458,552           $ 60,000           $  365,000         $4,883,552
             2004                     1,673,046             65,000             -                 1,738,046
             2005                       323,196             70,000            5,020,000          5,413,196
             2006                       222,541             75,000             -                   297,541
             2007                       178,289             80,000             -                   258,289
          Thereafter                    269,384            475,000             -                   744,384
                                ----------------    ---------------     ----------------    ---------------

                                    $ 7,125,008           $825,000          $ 5,385,000        $13,335,008
                                ================    ===============     ================    ===============



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            29

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

At June 30, 2002 and 2001, the bonds payable consist of:


                                                                                     2002                    2001
                                                                                   PRINCIPAL               PRINCIPAL
      BOND SERIES              RATE                     MATURITY                     VALUE                   VALUE
      -----------              ----                     --------                     -----                   -----
         1997B               10.250%                January 1, 2002              $       -                 $155,000
         1997C               10.500%                January 1, 2003                    365,000              245,000
         1997D               10.125%                  July 1, 2001                     -                    715,000
         1998E               10.125%                January 1, 2002                    -                    820,000
         2001F                9.125%                  July 1, 2004                   5,020,000              890,000
                                                                                 --------------      --------------

         Total                                                                      $5,385,000           $2,825,000
                                                                                 ==============      ==============


Interest payable is $248,199 and $138,217 at June 30, 2002 and 2001, respectively.



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            30

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

Future capital lease payments and long term operating lease payments are as follows:

                                                                     CAPITAL        OPERATING
                                                                      REAL            REAL
                            PERIOD                                   ESTATE           ESTATE          TOTAL
                                                                     ------         ---------         -----
2002..........................................................       $ 54,063        $260,296       $314,359
2003..........................................................        115,163         327,159        442,322
2004..........................................................        121,450         139,858        261,308
2005..........................................................        117,119          83,368        200,487
2006..........................................................        122,450          80,764        203,214
2007..........................................................        117,100          20,339        137,439
2008 and thereafter........................................           521,843               -        521,843
                                                                -------------- --------------  --------------
Total minimum lease payments                                        1,169,188        $911,784     $2,080,972
                                                                                     ========       ========
Less amount representing interest                                   (344,188)
                                                                 ------------
Total obligations under capital leases                                825,000
Less current maturities of obligations under capital leases          (60,000)
                                                                 ------------
Obligations under capital leases payable after one year              $765,000
                                                                     ========



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            31

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
7.  INCOME TAXES

The elements of income tax expense (benefit) are as follows:



                                                                      2002                  2001
                                                                      ----                  ----
                 Current                                           $       0              $      0
                 Deferred                                            445,689               373,350
                                                                -------------         -------------
                                                                   $ 445,689              $373,350
                                                                =============         =============


The Company's net operating loss carryforwards are used to offset the current tax expense by decreasing the deferred tax asset

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:


                                                                                      2002               2001
                                                                                      ----               ----
       U.S. federal statutory tax rate                                                34%                34%
       State statutory tax rate                                                        4%                 4%
       Effect of the utilization of net operating loss carryforwards                  (3%)               (3%)
       Miscellaneous                                                                  (1%)               (1%)
                                                                                    ---------          ---------

       Effective tax rate                                                             34%                34%
                                                                                    =========          =========

Reconciliation of deferred tax asset:



                                                                         2002                   2001
                                                                         ----                   ----
           Beginning balance, January 1                                $ 495,825              $ 854,066
           Deferred income tax (expense) benefit                       (445,689)              (373,350)
                                                                   --------------         --------------

           Balance, June 30                                             $ 50,136               $480,716
                                                                   ==============         ==============


Expiration dates of net operating loss carryforwards:



       2020              $181,486



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            32

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

The table below reflects summarized financial information concerning the Company's reportable segments for the years ended June 30, 2002 and 2001:



                                       INSURANCE       FINANCIAL    ELIMINATION OF
                                        AGENCY         SERVICES      INTERSEGMENT       CONSOLIDATED
                                       BUSINESS        BUSINESS        ACTIVITY            TOTALS
  2002                                 ---------       ---------    --------------      ------------

Insurance commissions                $13,497,693     $      --       $      --        $13,497,693
Interest income                           23,268         654,652        (241,722)         436,198
Gain on sale of notes receivable                       1,190,892                        1,190,892
Interest expense                          80,281         248,199            --            328,480
Commissions expense                   11,210,737            --              --         11,210,737
Depreciation and amortization            226,656          79,199            --            305,855
Segment assets                        19,524,447       7,132,555      (4,940,000)      21,717,002
Expenditures for segment assets          739,547            --              --            739,547



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            33

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001

10.  SEGMENT AND RELATED INFORMATION (CONT.)


                                           INSURANCE             FINANCIAL         ELIMINATION OF
                                             AGENCY              SERVICES           INTERSEGMENT           CONSOLIDATED
                                            BUSINESS             BUSINESS            ACTIVITY                TOTALS
2001                                       ---------             ---------         ---------------         ------------
Insurance commissions                     $10,252,831           $     --            $      --             $10,252,831
Interest income                                19,077              252,291             (151,429)              119,939
Gain on sale of notes receivable                 --                286,145                 --                 286,145
Interest expense                               90,026              138,217                 --                 228,243
Commissions expense                         7,377,527                 --                   --               7,377,527
Depreciation and amortization                 211,352               19,296                 --                 230,648
Segment assets                             11,437,843            3,818,629           (3,944,998)           11,311,474
Expenditures for segment assets                84,406                 --                   --                  84,406




                   PROFIT (LOSS)                                     2002               2001
                                                                     ----               ----
                   Insurance Agency profit                            $2,003,287         $2,593,003
                   Financial Services profit                           1,276,424            229,494
                                                              ------------------- ------------------
                   Total segment profit                                3,279,711          2,822,497
                   Unallocated amounts:
                       Finders fees                                      661,271            175,000
                       Buyer assistance plan fees                      1,677,627            317,203
                       Gain on sale of agencies                          187,061            449,580
                       Gain on extinguishment of debt                    397,306                  -
                       Other corporate expenses                      (4,892,126)        (2,666,192)
                                                              ------------------- ------------------

                   Income before income taxes                         $1,310,850        $ 1,098,088
                                                              =================== ==================



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            34

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



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            35

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



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            36

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

13.  RELATED PARTY INFORMATION (CONT.)

Shawn Lowry is the sole manager of First Financial Group, .L.C., a Kansas limited liability company. Michael Lowry is the sole member of First Financial Group, .L.C.. The business purpose of First Financial includes investing in agencies and guaranteeing loans made by Brooke Credit Corporation to franchise agents who have bought agencies from the Company. On June 1, 2001, First Financial Group, L.C., guaranteed 65% of the Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas. In consideration for this guaranty, First Financial Group, .L.C. received a 15% profit interest in Palmer, L.L.C. The loan was executed on June 1, 2001 and is scheduled to mature on September 1, 2011. As of June 30, 2002, the loan principal balance was $731,005. The Company maintains retained principal loan balances totaling $2,068. Of the amounts sold, $595,290 is sold with recourse and $133,645 is sold without recourse. As such, the Company's exposure to loss is limited to the retained loan balance and its recourse obligation. First Financial Group's obligation with regards to Palmer, L.L.C. loans is indirect and the Company believes its exposure to loss from First Financial Group's failure to honor its guarantee is limited.

On September 28, 2001, First Financial Group, .L.C. guaranteed 25% of the outstanding principal balance of two Brooke Credit Corporation loans to R&F, L.L.C. of Kansas City, Missouri. In consideration for these guarantees, First Financial Group received 5% profit interest in R&F, L.L.C. Both loans were executed on September 28, 2001 and both mature on December 1, 2013. As of June 30, 2002 the principal balances of both loans totaled $636,458. The Company maintains retained principal loan balances totaling $73,586. Of the amounts sold, $461,896 is sold with recourse and $100,975 is sold without recourse. As such, the Company's exposure to loss is limited to its recourse obligation. First Financial Group's obligation with regards to R&F, L.L.C. loans is indirect and the Company believes its exposure to loss from First Financial Group's failure to honor its guarantee is limited.

Kyle Garst is the sole manager and sole member of American Financial Group ..L.C., a Kansas limited liability company. The business purpose of American Financial Group .L.C., includes investing in agencies and guaranteeing loans made by Brooke Credit Corporation to franchise agents who have bought agencies from the Company. On October 15, 2001 American Financial Group .L.C. and First Financial Group, .L.C. each guaranteed 50% of the outstanding principal balance of The Wallace Agency, L.L.C. of Wanette, Oklahoma. In consideration of this guarantee, First Financial Group receives a 7.5% profit interest in The Wallace Agency, L.L.C. and American Financial Group receives a 7.5% profit interest in The Wallace Agency, L.L.C. This loan was executed on October 15, 2001 and matures on January 1, 2014. As of June 30, 2002 the loan principal balance was $433,872. This loan is sold to an unaffiliated lender without recourse so the Company does not have a loss exposure on this loan.



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            37

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



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            38

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


--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            39

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

17.  STOCK-BASED COMPENSATION

The Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS No. 123:



                                                                             2002
         ------------------------------------------------------------------------
         Net income:
              As reported                                               $ 865,161
              Pro forma                                                   681,764
         Basic earnings per share:
              As reported                                                    1.03
              Pro forma                                                       .78
         Diluted earnings per share:
              As reported                                                     .99
              Pro forma                                                       .77



         The fair value of the options granted during 2002 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:


                                                                             2002
                                                                             ----
         Expected term                                                  2.7 years
         Expected stock volatility                                            30%
         Risk-free interest rate                                               5%
         Dividend                                                              1%
         Fair value per share                                              $ 5.85



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            40

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


                                                                      SHARES UNDER              WEIGHTED AVERAGE
                                                                         OPTION                  EXERCISE PRICE
---------------------------------------------------------------------------------------------------------------
         Outstanding, Jan. 1, 2002                                              -                      $   -
         Granted                                                           47,500                      25.32
         Exercised                                                              -                          -
         Terminated and expired                                                 -                          -
         ---------------------------------------------------------------------------------------------------
         Outstanding, June. 30, 2002                                       47,500                    $ 25.32
         ===================================================================================================

         Options to purchase 2,100 shares were exercisable at June 30, 2002. The following table summarizes information concerning outstanding and exercisable options at June 30, 2002.

                                                         OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
         -------------------------------------------------------------------------------------------------------------
                                                              REMAINING       WEIGHTED                      WEIGHTED
                                                             CONTRACTUAL      AVERAGE                       AVERAGE
                                                NUMBER          LIFE          EXERCISE         NUMBER       EXERCISE
         RANGE OF EXERCISABLE PRICES          OUTSTANDING     IN YEARS         PRICE        EXERCISABLE      PRICE
         ------------------------------------------------------------------------------------------------------------
                      $ 25-27.50                 47,500            2.7        $ 25.32           2,100         $ 25



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            41

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



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            42

                               BROOKE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001

19.  SUPPLEMENTAL CASH FLOW DISCLOSURES


SUPPLEMENTAL DISCLOSURES:
     Cash paid for interest                                    $  321,079          $228,243
                                                               ==========          ========
     Cash paid for income tax                                  $     --            $   --
                                                               ==========          ========
     Non cash financing activity - additional paid in
        Capital for contributed services                       $   20,000          $ 20,000
                                                               ==========          ========

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


                                                                                  JUNE 30, 2002
                  Purchase of insurance agency inventory                          $  (3,096,443)
                  Sale of insurance agency inventory                              $   7,508,820
                                                                                  --------------------

                  Net cash provided (used) from sale of agency inventory          $  4,412,377
                  Cash (provided) by sellers of agency inventory                  $ (4,139,503)
                                                                                  --------------------

                  Decrease in inventory on balance sheet                          $     272,874
                                                                                  ====================


20.  PRIOR PERIOD ADJUSTMENT

The Company has recorded prior period adjustments for the correction of errors.

Specifically the Company has discounted zero-percent notes payable to the present value. This is accomplished by imputing interest on those debt instruments.

The Company has adjusted the deferred tax asset, income tax expense and income tax benefit for the tax effect of the prior period adjustment.

The effect of the prior period adjustment is recapped below:




                                         06/30/2002            06/30/2002          06/30/2002       06/30/2002
                                          RETAINED                 NET              EARNINGS        DILUT. EARN.
                                          EARNINGS                INCOME            PER SHARE        PER SHARE
 As previously reported                  $(1,359,994)          $   831,133           $   0.98        $   0.95
 Discount zero-percent
  notes payable to present value               51,557               51,557               0.07            0.06
 Prior period adjustments
  affect for deferred tax assets             (17,529)             (17,529)             (0.02)          (0.02)
                                         ------------          -----------           --------        --------
 As adjusted                             $(1,325,966)          $   865,161           $   1.03        $   0.99
                                         ============          ===========           ========        ========



--------------------------------------------------------------------------------
BROOKE CORPORATION                                                            43

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


         On May 23, 2002, the Company entered into an agreement with Colin and Julie Davidson to acquire a 100% ownership interest in CJD & Associates, L.L.C. for $2,024,816 and the transaction was closed on July 1, 2002. The Company, or its officers, directors or affiliates did not have any prior relationship with the sellers and the purchase negotiations were conducted at arms-length. No finder's fees or brokers fees were paid to any person in connection with this transaction.

         CJD & Associates operates an insurance agency wholesaler under the trade name of Davidson Babcock. As a wholesaler, Davidson Babcock agency typically sells insurance policies through retail agents and not directly to consumers. Davidson Babcock specializes in insurance programs for durable medical equipment dealers and excess surplus lines insurance for hard to place insurance policies. The Company has other subsidiaries, such as Interstate Insurance Group, LTD, that sells insurance programs through retail agents but has different specialties than the Davidson Babcock agency.

         The sellers of CJD & Associates, Colin and Julie Davidson, are entitled to additional future contingency payments equal to 30% of the acquired agency's monthly net revenues from September 1, 2003 to September 1, 2007. If CJD & Associates' monthly net revenues during the contingency payment period are the same as CJD & Associates' average net monthly revenues during 2001, then additional monthly payments of $51,676 would be paid to the sellers for each of the forty eight months of the contingency payment period. To help ensure that net revenue calculations are accurate and to preserve the value of the seller's security interest in CJD & Associates assets, the Company has agreed to restrict the transfer of services and policies from the acquired agency during the contingency payment period.

         The Company's valuation analysis of CJD & Associates was based on its experience in the operation of insurance agency wholesalers, its knowledge of comparable sales for this type of agency asset and the value of the acquired company's non-agency assets. The portion of the purchase price allocated to the Davidson Babcock agency was $1,500,000 and the reasonableness of this valuation was analyzed by estimating the durability of Davidson Babcock revenues for the next 13 months and applying a commission revenue multiple consistent with comparable sales.

         Due to the uncertain nature of the insurance agency wholesaler business, Davidson Babcock revenues beyond 13 months were not considered in this valuation analysis. The portion of the purchase price allocated to the value of CJD & Associates assets, other than the Davidson Babcock agency, was $524,816. The reasonableness of this valuation was made by analysis of CJD & Associates' balance sheet assets as of the closing date. CJD & Associates total assets are less than 20% of the Company's total assets so total assets of the combined entity will not result in a significant increase of the Company's assets. Although the purchase price of CJD & Associates is less than 10% of the Company's total assets, a significant portion of the purchase price will be recorded as an intangible asset and the Company's other assets balance sheet category, which is comprised primarily of intangible assets, will increase by approximately 80%-90%. Although commission revenues beyond 13 months are uncertain, if commission revenues during the 13 months after acquisition meet expectations, then the acquisition could increase Company's profits during this period by 20-25% over pre-acquisition projections.

         On July 31, 2002, Brooke Acceptance Company LLC, a limited liability company, was organized under the laws of the state of Delaware. This is a bankruptcy remote special purpose entity ("SPE") wholly owned by Brooke Credit Corporation. Bankruptcy remote SPEs are the commonly used vehicles of choice in structured-financing transactions. They offer protections to investors by isolating the assets of the issuer of securities, reducing the risk of the issuer declaring bankruptcy, and reducing the risk of the issuer being consolidated in an affiliated company's bankruptcy. These protections are often built into the SPE's operating agreements in the form of restrictive covenants. Rating agencies generally require bankruptcy remote SPEs for securitizations, such as the floating rate asset backed notes we intend to offer (the "securitization"). In order to secure a favorable rating of the securitization from a rating organization, the loans originated by Brooke Credit Corporation included in the securitization must be sold and assigned to Brooke Acceptance Company, LLC ("BAC"). BAC's primary purpose will be to hold the securitized loans, pledge them as security for the benefit of investors, and issue the floating rate asset backed notes to investors. Although BAC is wholly owned by Brooke Credit Corporation and thus a member of the Brooke group of companies, BAC's operating agreement will contain restrictive covenants designed to preserve the separate operating identity and independence of BAC from its affiliated companies.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001


         Net income for the second quarter of 2002 was $307,681 or $.35 per share, compared with net income in the second quarter of 2001 of $231,079 or $.32 per share. Total revenues for the second quarter of 2002 were $9,640,609, which is an increase of approximately 47% from total revenues of $6,546,606 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations.

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

         Bond interest expense increased to $122,574 in the second quarter of 2002 from $78,518 in the second quarter of 2001, which is an increase of approximately 56%. The increase is primarily attributable to the sale of additional bonds by the Company's finance company subsidiary.

         The Company's effective tax rate on income was 34.0% in the second quarter of 2002 and 34.0% in the second quarter of 2001. The Company has recorded deferred tax assets of $50,136 and $480,716 as of June 30, 2002 and June 30, 2001 respectively. The Company's deferred tax asset decreases as tax benefits resulting from prior period losses are used to offset current tax expense. Based on the Company's recent profitability and management's projections of continued profitability in 2002, the Company expects the deferred tax asset to be fully realized.


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

         On June 30, 2002, customer receivables were $5,862,128, which is an increase of approximately 67% from $3,517,710 at June 30, 2001. Customer receivables increased because total revenues increased, however customer receivables increased at a slightly lower rate than the rate at which Company's revenues increased. On June 30, 2002, notes receivables were $2,521,610, which is an increase of approximately 468% from $444,082 at June 30, 2001. Notes receivables increased significantly, primarily as a result of management's decision to temporarily retain more loans in its "held for sale" portfolio because the Company had the funds temporarily available to retain additional loans and the investment returns on these loans were greater than alternative investments. Furthermore, with funds temporarily available to retain loans longer, the Company can spend more time marketing and seasoning these loans which typically improves the Company's prospects for profits when the loans are ultimately sold. On June 30, 2002, accrued interest on notes receivables was $376,762, which is a decrease of approximately 26% from $509,531 at June 30, 2001. This decrease is primarily attributable to the scheduling of more frequent interest payments from borrowers.


On June 30, 2002, other receivables were $1,349,123, which is an increase of approximately 276% from $358,346 at June 30, 2001. This increase is primarily attributable to the increased level of agent advances that are due more than 30 days from the date of the advance and therefore not included in agents' monthly statement balances that must be paid each month. The due date for these advances is extended beyond 30 days because these advances are typically repaid from receipts that have been delayed. The most common source of delayed receipts is the delayed payment of commissions by insurance companies during the transition period when an agency is first purchased and the increased level of agency sales is the primary reason for the increased level of delayed receipts.

On June 30, 2002, deposits were $1,531,187, which is a significant increase from $50,769 at June 30, 2001 and is attributable to a $1,500,000 deposit made in conjunction with the CJD & Associates, L.L.C. acquisition.

On June 30, 2002, prepaid expenses were $312,486, which is an increase of approximately 204% from $102,707 at June 30, 2001. This increase is primarily attributable to expenses associated with the sale of the Company's public offering of bonds and are amortized over a period ending at bond maturity.

On June 30, 2002, premiums payable to insurance companies were $1,971,048, which is a decrease of approximately 22% from $2,518,691 at June 30, 2001. This decrease is primarily attributable to an acceleration of premium payment due dates that results from an increase in the proportion of agent billed policies written through managing general agents and excess surplus lines agents.

On June 30, 2002, current maturities of long-term debt were $4,121,307, which is an increase of approximately 92% from $2,141,277 at June 30, 2001. This increase is primarily attributable to agreements entered into by the Company near the end of the second quarter to prepay remaining amounts due to sellers after the beginning of the third quarter if the remaining balances were discounted.


SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

         Net income for the six months ended June 30, 2002 was $865,161 or $1.03 per share, compared with net income for the comparable period of the prior year of $724,738 or $1.03 per share. Total revenues for the six months ended June 30, 2002 were $18,062,078, which is an increase of approximately 56% from total revenues of $11,600,698 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations.

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


         Bond interest expense increased to $248,199 in the second quarter of 2002 from $138,217 in the second quarter of 2001, which is an increase of approximately 80%. The increase is primarily attributable to the sale of additional bonds by the Company's finance company subsidiary.


ANALYSIS BY SEGMENT

         The Company separates insurance agency operations from finance company operations when analyzing performance. In the first six months of 2002 and 2001, most of the Company's revenues were generated from its insurance agency operations. However, most of the profits for the first six months of 2002 were generated from finance company operations.

INSURANCE AGENCY SEGMENT

         For performance comparisons of insurance agency operations, the Company typically analyzes operating profits and operating profit margins. Operating profits for the Company's insurance agency operations are defined as earnings before interest, taxes, depreciation and amortization. The Company typically expects operating profit margins, including insurance related facilitator profits, from insurance agency operations in excess of 10%. For the three months ending June 30, 2002, the Company's insurance agency operating profits, including insurance related facilitator profits, were $38,192 on insurance commissions and fees of $8,892,332, resulting in an operating profit margin of approximately 0%. During the comparable period of 2001, insurance agency operating profits, including insurance related facilitator profits, were $356,946 on insurance commissions and fees of $6,324,144, resulting in an operating profit margin of approximately 6%. For the six months ending June 30, 2002, the Company's insurance agency operating profits, including insurance related facilitator profits, were $318,095 on insurance commissions and fees of $16,434,988, resulting in an operating profit margin of approximately 2%. During the comparable period of 2001, insurance agency operating profits, including insurance related facilitator profits, were $1,150,895 on insurance commissions and fees of $11,194,614, resulting in an operating profit margin of approximately 10%. The significant decrease of operating profit margins in the three months and six months periods ending June 30, 2002 from the comparable periods in 2001 occurred because insurance commission income increased at a much slower rate than expenses for this segment, especially other operating expenses and commissions expense paid to agents.


         Insurance commission income in the second quarter of 2002 increased to $7,441,079 or approximately 34%, from $5,557,361 in the second quarter of 2001. Insurance commissions in the second quarter increased primarily as a result of the Company's recent expansion. Commissions expense paid to the Company's agents in the second quarter of 2002 increased to $6,174,404 or approximately 36%, from $4,547,920 in the second quarter of 2001. Commission expense increased because insurance commission income increased and agents are typically paid a share of insurance commissions income. Insurance commission income in the first six months of 2002 increased to $13,497,693 or approximately 32%, from $10,252,831 in the comparable period of 2001. Insurance commissions in the first six months of 2002 increased primarily as a result of the Company's recent expansion. Commissions expense paid to the Company's agents in the first six months of 2002 increased to $11,210,737, or approximately 52%, from $7,377,527 in the comparable period of the prior year. Commission expense increased because insurance commission income increased and agents are typically paid a share of insurance commissions income, however, commissions expense paid to agents increased at a faster rate than insurance commission income because the Company has increased the share of sales commissions paid to agents and because a smaller share of the Company's insurance commissions result from the sales of "targeted market" policies for which the commission rates paid to agents are generally less.


         Included in insurance commission income are profit sharing commissions, which are the Company's share of insurance company profits on policies written by the Company's agents. Profit sharing commissions were $54,807 for the three-month period ending June 30, 2002 or approximately 1% of insurance commission income. During the comparable period of 2001, profit sharing commissions were $158,064 or approximately 3% of insurance commission income. Profit sharing commissions were $497,349 for the six-month period ending June 30, 2002 or approximately 4% of insurance commission income. During the comparable period of 2001, profit sharing commissions were $632,552 or approximately 6% of insurance commission income. Profit sharing commissions received by the Company decreased in the three months and six months periods ending June 30, 2002 from the comparable periods in 2001 because insurance company profits on policies written by the Company's agents decreased.

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


Fee income from the Company's insurance related facilitator activities, such as consulting, agency finders fees, gains on agency sales and agency seller discounts increased to $1,451,253 in the second quarter of 2002 from $766,783 in the comparable period of the prior year and increased to $2,937,295 for the first six months of 2002 from $941,783 in the comparable period of the prior year. Facilitator fee income increased in the three months and six months periods ending June 30, 2002 from the comparable periods in 2001 because of the Company's increasing emphasis on fee income and increased agency sales activity. Revenues from buyer's finder fees have been differentiated from revenues for gains on sale of agencies because finder's fees represent amounts received from prospective agency buyers for the Company's efforts in locating an agency to acquire from an unaffiliated third party seller. In these instances, the Company does not purchase the agency into inventory. On the other hand, gains on sale of agencies represent the net gains received for the sale of agencies directly acquired by the Company and held in its inventory. When the Company purchases agencies directly into its inventory, a portion of the purchase price is usually deferred. Several months after the agency purchase, if the Company is reasonably confident that the purchase agreement representations were accurate and no significant transitioning problems are identified, then the Company offers to prepay the remaining amounts due to sellers if the remaining balance is discounted. Although recorded as "Gains on extinguishment of debt", seller discounts are not considered extraordinary income because they occur frequently and are considered recurring factors in the evaluation of the Company's operating processes. During the three months ended June 30, 2002, the Company negotiated discounts of five seller obligations, with discount rates ranging from 14% to 30% of the principal balances, totaling $397,306. Revenues from finders fees, gains on sale of agencies and seller discounts are recognized immediately because the Company has no continuing obligation. The Company provides consulting and other assistance to agency owners during the first months of agency ownership through a Buyers Assistance Plan ("BAP") program. The Company records BAP income using the percentage of completion accounting method, so $1,270,697 of BAP fees were deferred as of June 30, 2002 and a corresponding liability was recorded by the Company. The Company's profitability is substantially the result of fee income from its facilitator activities which are typically associated with the purchase and sale of insurance agencies.

As such, the value of those agencies and the financial performance of insurance agency buyers are important to the Company's prospects. The Company is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of its agencies. The performance of the Company's loan portfolio appears to substantiate this conclusion.

         The Company's business includes the buying and selling of insurance agencies held in inventory. None of the agencies, bought or sold by the Company during the six months ended June 30, 2002, were previously sold by the Company in a prior period. When the Company sells agencies from its inventory, agency value is usually dependent to a significant extent on the cooperation of the original agency seller during ownership transition. Although the seller's cooperation is provided for in the corresponding purchase agreement, it is the Company's experience that seller cooperation is more likely and enthusiastic if the seller has a continuing financial investment. As such, the Company negotiates to defer payment of a portion of the purchase price as additional leverage for seller cooperation. Sellers usually prefer that the Company, not the ultimate agency buyer, remain obligated for the amounts due sellers because sellers have indicated that they believe repayment is more likely from the Company than from agency buyers. However, the Company does not receive any reimbursement from agency buyers for interest expenses on amounts due to sellers, so the Company negotiates with sellers for low interest rates, preferably zero interest rates. The Company does not pay off sellers when an agency is sold to the ultimate agency buyer but instead waits until such time as the Company believes that no significant ownership transitioning issues remain.

         During the first six months of 2002, William Tyer and Gerald Lanio agreed to cancel any debt owed to them by the Company resulting from the Company's acquisition of Interstate Insurance Group, LTD in June 2000. Messrs. Tyer and Lanio were motivated to cancel this debt because the purchase agreement structure resulted in some potential adverse income tax consequences to the sellers. As consideration for the cancellation of the remaining principal balance of $643,246 owed by the Company to Messrs. Tyer and Lanio, the Company amended Tyer's and Lanio's employment agreements to provide for bonus payments equal to 30% of the amount that Interstate Insurance Group's net quarterly commissions exceed $20,691 during the period beginning on June 30, 2002 and ending June 30, 2005.


FINANCE COMPANY SEGMENT

         Finance company operations consist primarily of lending to insurance agents. Agent loans are typically annually adjustable rate loans made for the purpose of acquiring insurance agencies. Net interest income and gross servicing income for the quarters ending June 30, 2002 and June 30, 2001 were $194,402 and $102,430 respectively. Net interest income and gross servicing income for the six months ending June 30, 2002 and June 30, 2001 were $412,930 and $100,862 respectively.


         The increase in net interest margins and gross servicing income for the three months and six months periods ending June 30, 2002 from the comparable periods in 2001 is primarily the result of a larger loan portfolio and the resulting loan participation sales. When analyzing the impact that net interest margins and gross servicing income have on the Company's overall finance company operations, consideration should be given to amortization of the Company's servicing asset and subsequent adjustments to the Company's interest receivable asset referenced in the following discussion on loan participation sales.


         Revenues of $530,607 and $100,955 were recorded during the quarters ending June 30, 2002 and June 30, 2001 to realize a gain on the sale of notes receivables from recognition of the servicing asset and interest receivable asset resulting from the sale of loan participation. Revenues of $1,190,892 and $286,145 were recorded during the six month periods ending June 30, 2002 and June 30, 2001 to realize a gain on the sale of notes receivables from recognition of the servicing asset and interest receivable asset resulting from the sale of loan participation. The increase in revenues from gains on sales of notes receivables for the three months and six months periods ending June 30, 2002 from the comparable periods in 2001 is primarily the result of a larger loan portfolio and the resulting loan participation sales.


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


         In all sales of participations in insurance agent loans, the Company retains servicing responsibilities for which it typically receives annual servicing fees ranging from .25% to 1.375% of the outstanding balance. A gain is recognized immediately upon the sale of a loan participation when the annual servicing fees exceed the cost of servicing, which is estimated at ..25% of the outstanding loan balance. In those instances where annual service fees received by the Company are less than the cost of servicing, a loss is immediately recorded. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions. For the quarters ending June 30, 2002 and June 30, 2001, the net gains from loan servicing totaled $212,537 and $37,632 respectively which included gains from servicing benefits of $216,233 and $56,735 respectively and losses from servicing liabilities of $3,696 and $19,103 respectively. For the six month periods ending June 30, 2002 and June 30, 2001, the net gains from loan servicing totaled $527,433 and $147,864 respectively which included gains from servicing benefits of $535,278 and $166,967 respectively and losses from servicing liabilities of $7,845 and $19,103 respectively. The increase in net gains from loan servicing benefits and servicing losses for the three months and six months periods ending June 30, 2002 from the comparable periods in 2001 is primarily the result of a larger loan portfolio and the resulting loan participation sales.

         In addition to loan servicing fees, the Company often retains interest income when participations in insurance agent loans are sold. The Company records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans. The Company's right to interest income is not subordinate to the investor's interests and the Company shares interest income with investors on a prorata basis. Although not subordinate to investor's interests, the Company's retained interest is subject to credit and prepayment risks on the transferred financial assets. In those instances where the Company provides recourse, a loss is recorded based on a present value calculation of future cash flows of the underlying loans. For the quarters ending June 30, 2002 and June 30, 2001, the net gains from interest benefits totaled $318,070 and $63,323 respectively which included gross gains from interest benefits of $329,584 and $108,503 respectively and losses from recourse liabilities of $11,514 and $45,180 respectively. For the six month periods ending June 30, 2002 and June 30, 2001, the net gains from interest benefits totaled $663,459 and $138,281 respectively which included gross gains from interest benefits of $684,618 and $234,939 respectively and losses from recourse liabilities of $21,159 and $96,658 respectively. The increase in net gains from interest benefits for the three months and six months periods ending June 30, 2002 from the comparable periods in 2001 is primarily the result of a larger loan portfolio and the resulting loan participation sales. Gains from servicing and interest benefits are typically non-cash gains as the Company receives cash equal to the carrying value of the loans sold. The Company has allocated the previous carrying amount between the assets sold and the corresponding retained interests, however cash in excess of the previous carrying amount is not generated by loan sales. A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities.


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

         The impact from the sale of loan participations can be seen in several areas of the Company's balance sheet. The most significant has been the removal of insurance agent loans that the Company continues to service. On June 30, 2002 and June 30, 2001, the balances of those off-balance sheet managed assets totaled $44,547,040 and $29,653,127 respectively. During the quarters ending June 30, 2002 and June 30, 2001, the Company sold $16,069,194 and $4,801,451, respectively, of participations in insurance agent loans. During the six month periods ending June 30, 2002 and June 30, 2001, the Company sold $27,564,256 and $9,055,783, respectively, of participations in insurance agent loans. The increased level of off-balance sheet managed assets and loan participation sales for the three months and six months periods ending June 30, 2002 from the comparable periods in 2001 is primarily the result of a larger loan portfolio and the resulting loan participation sales.


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

LIQUIDITY AND CAPITAL RESOURCES


         The balances of the Company's cash and cash equivalents were $4,753,902 and $3,853,166 at June 30, 2002 and June 30, 2001 respectively.
The Company's current ratios (current assets to current liabilities) were
1.89 and 1.32 at June 30, 2002 and June 30, 2001 respectively. The Company has improved its current ratio and increased its cash balances to take advantage of business opportunities such as increasing agency inventory, negotiating seller discounts and attracting suppliers. Correspondingly, the Company's current ratio and cash balances will be adversely affected if agency inventory increases or seller loan balances are prepaid.



         For the six-month period ending June 30, 2002, net cash of $2,608,361 was used in operating activities. Cash of $1,534,584 was used to fund an increase in customer receivables and cash of $1,500,000 was used to fund an increase in prepaid expenses and other assets for a deposit made towards the purchase of CJD & Associates, L.L.C. Although the Company's business includes the buying and selling of insurance agencies held in inventory, a $187,061 gain on the sale of inventory was excluded as an operating source of cash because changes in inventory have been classified as an investing activity. For the six-month period ending June 30, 2002, net cash of $4,169,526 was provided by investing activities. A large net cash inflow of $4,412,377 resulted from insurance agency inventory transactions. Cash proceeds of $7,508,820 from sales of agency inventory exceeded cash payments of $3,096,443 for purchases of agency inventory primarily because cash payments for part of the agency purchase prices were deferred. For the six-month period ending June 30, 2002, net cash of $1,595,132 was used in financing activities, with the most significant portion of the cash used for payments on long-term seller debt. The Company's cash balances decreased by $33,967 from December 31, 2001 to June 30, 2002.

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


         The Company's "Other Assets" account balance totaled $1,794,715 and $1,416,492 on June 30, 2002 and June 30, 2001 respectively. Included in Other Assets are intangible accounts such as goodwill, excess of cost over fair value of net asset, deferred tax assets and servicing assets. If the Company's total assets are adjusted to exclude Other Assets, then the Company's adjusted total assets exceeded its total liabilities by $1,830,972 on June 30, 2002, and the Company's total liabilities exceeded adjusted total assets by $1,114,542 on June 30, 2001. Future Company acquisitions will likely increase the Other Assets account balances and could result in total liabilities exceeding adjusted total assets in future periods. The Company's "Investment in Agencies" account balances of $594,446 and $-0- represent the cost, or market value if lower, of insurance agencies held in inventory for resale to franchise agents on June 30, 2002 and June 30, 2001, respectively. Although intangible, the Company believes that agency inventory assets differ from other intangible assets, such as goodwill, because agency inventory is held for a relatively short period of time and has a recently demonstrated value.


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
     Year ending December 31, 2002.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS. The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-B:


EXHIBIT NO.          DESCRIPTION
2.0                  Stock Purchase  Agreement dated February 22, 2002, by and between Brooke Bancshares and
                     1st Financial Bancshares, Inc.(2)

2.1                  Purchase Agreement,  dated May 23,  2002, by and between Colin J. Davidson and Julie
                     A. Davidson and the Company(1)

10.1                 Waiver and Release dated March 28, 2002, by and between the Company and William Tyer(3)

10.2                 Waiver and Release dated April 18, 2002, by and between the Company and Gerald Lanio(3)

23.1                 Consent of Accountants(1)

--------------------
(1) Filed herewith. All attachments thereto omitted pursuant to Item 601 of Regulation S-B.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2002.

(b) REPORTS ON FORM 8-K. During the second quarter of 2002, no reports on Form 8-K were filed.

                                   SIGNATURES

         In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: September ____, 2002           BROOKE CORPORATION


                                     By:  /s/ Robert D. Orr
                                        ----------------------------------------
                                          Robert D. Orr, Chief Executive Officer


                                     By:  /s/ Leland G. Orr
                                        ----------------------------------------
                                          Leland G. Orr, Chief Financial Officer

                                  EXHIBIT LIST

EXHIBIT NO.          DESCRIPTION
2.0                  Stock Purchase  Agreement dated February 22, 2002, by and between Brooke Bancshares and
                     1st Financial Bancshares, Inc.(2)

2.1                  Purchase Agreement,  dated May 23,  2002, by and between Colin J. Davidson and Julie
                     A. Davidson and the Company(1)

10.1                 Waiver and Release dated March 28, 2002, by and between the Company and William Tyer(3)

10.2                 Waiver and Release dated April 18, 2002, by and between the Company and Gerald Lanio(3)

23.1                 Consent of Accountants(1)

--------------------
(1) Filed herewith. All attachments thereto omitted pursuant to Item 601 of Regulation S-B.
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.
(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 2002.