Form 10QSB/A
period 2002-06-30
BROOKE CORP
filed 2002-10-02
CIK 834408

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment 2

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number: 000-31789

BROOKE CORPORATION
(Exact name of small business issuer as specified in its charter)

Kansas	48-1009756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10895 Grandview Drive, Suite 250, Overland Park, Kansas 66210
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (913) 661-0123

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Check One): Yes ☒    No ☐

        As of June 30, 2002 there were 763,123 shares of the registrant's sole class of common stock outstanding.

        Transitional Small Business Disclosure Format (Check One): Yes ☐    No ☒

SIGNATURES

        In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 2, 2002	BROOKE CORPORATION
	By:	/s/ ROBERT D. ORR Robert D. Orr, Chief Executive Officer
	By:	/s/ LELAND G. ORR Leland G. Orr, Chief Financial Officer

CERTIFICATIONS

I, Robert D. Orr, Chief Executive Officer of Brooke Corporation, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Brooke Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 1, 2002

/s/ ROBERT D. ORR Robert D. Orr Chief Executive Officer

I, Leland G. Orr, Chief Financial Officer of Brooke Corporation, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Brooke Corporation;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: October 1, 2002

/s/ LELAND G. ORR Leland G. Orr Chief Financial Officer

QuickLinks

SIGNATURES
CERTIFICATIONS