Form 10QSB
period 2002-09-30
BROOKE CORP
filed 2002-11-14
CIK 834408

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-31789

BROOKE CORPORATION
(Exact name of small business issuer as specified in its charter)

Kansas (State or other jurisdiction of incorporation or organization)	48-1009756 (I.R.S. Employer Identification No.)

10895 Grandview Drive, Suite 250, Overland Park, Kansas 66210
(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (913) 661-0123

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Check One): Yes ☒    No ☐

        As of September 30, 2002 there were 763,123 shares of the registrant's sole class of common stock outstanding.

        Transitional Small Business Disclosure Format (Check One): Yes ☐    No ☒

PART I—FINANCIAL INFORMATION

Item 1. Financial Information

Brooke Corporation

Consolidated Financial Statements

For the Nine Months Ended September 30, 2002 and 2001

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors
Brooke Corporation:

We have reviewed the accompanying consolidated balance sheets of

BROOKE CORPORATION

as of September 30, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the nine month periods then ended. These financial statements are the responsibility of the Company's management.

        We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

        Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

Summers, Spencer & Cavanaugh, CPAs, Chartered

Topeka, Kansas

November 4, 2002

Brooke Corporation

Consolidated Balance Sheets

(unaudited)

SEPTEMBER 30, 2002 AND 2001

	2002	2001
ASSETS
Current Assets
Cash	$5,121,129	$4,212,022
Accounts and notes receivable, net	7,597,138	6,024,478
Note receivable, parent company	608,189	150,462
Other receivables	1,743,222	406,314
Securities	1,198	1,198
Interest-only strip receivable	1,223,126	171,177
Deposits	50,156	50,769
Prepaid expenses	230,714	311,782

Total Current Assets	16,574,872	11,328,202

Investment in Agencies	—	999,584

Property and Equipment
Cost	4,037,562	2,384,434
Less: Accumulated depreciation	(2,149,528)	(1,775,446)

Net Property and Equipment	1,888,034	608,988

Other Assets
Excess of cost over fair value of net assets	2,309,627	892,848
Less: Accumulated amortization	(350,469)	(235,609)
Prepaid commission guarantee	7,050	38,167
Goodwill	—	2,229
Prepaid finders fee	13,959	14,467
Contract database	37,564	40,400
Servicing asset	876,904	176,317
Agency assets	323,717	—
Restricted cash	27,273	—
Deferred tax asset	—	452,122

Net Other Assets	3,245,625	1,380,941

Total Assets	$21,708,531	$14,317,715

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

	2002	2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,246,417	$1,023,268
Premiums payable to insurance companies	3,579,581	2,499,368
Unearned buyer assistance plan fees	1,893,745	648,972
Accrued commission refunds	320,846	279,132
Short term debt	1,481,247	468,625
Current maturities of long-term debt	1,661,500	2,246,363

Total Current Liabilities	10,183,336	7,165,728
Non-current Liabilities
Servicing liability	55,421	43,986
Income taxes payable	112,889	—
Long-Term debt less current maturities	7,598,443	6,314,013

Total Liabilities	17,950,089	13,523,727

Stockholders' Equity
Common stock, $1 par value, 9,500,000 shares authorized, 774,173 and 704,018 shares issued and 763,123 and 692,968 shares outstanding	774,173	704,018
Preferred stock, $75 par value, 1,000 shares authorized, 781 shares issued and outstanding	58,600	58,600
Preferred stock, $25 par value, 464,625 shares authorized, 49,667 and 43,137 shares issued and outstanding	1,241,675	1,078,425
Preferred stock, $32 par value, 34,375 shares authorized, 24,331 shares issued and outstanding	778,592	—
Less: Treasury stock, 11,050 shares at cost	(39,500)	(39,500)
Notes receivable for common stock	—	(11,788)
Additional paid-in capital	1,976,552	821,207
Retained earnings	(1,175,563)	(1,824,558)
Accumulated other comprehensive income	143,913	7,584

Total Stockholders' Equity	3,758,442	793,988

Total Liabilities and Stockholders' Equity	$21,708,531	$14,317,715

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

Brooke Corporation

Consolidated Statements of Income

(unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	2002	2001
Operating Income
Insurance commissions	$8,712,811	$5,409,844
Interest income (net)	43,640	204,732
Finder's fee	527,653	28,000
Loss on sale of agencies	(191,504)	—
Buyer assistance plan fees	949,708	705,967
Gain on sale of notes receivable	505,448	43,971
Other income	655	2,500

Total Operating Income	10,548,411	6,395,014

Operating Expenses
Commissions expense	6,599,645	4,360,995
Payroll expense	1,946,650	1,045,636
Depreciation and amortization	238,600	123,064
Other operating expenses	1,088,860	483,581
Bond interest expense	124,099	88,725

Total Operating Expenses	9,997,854	6,102,001

Impairment loss	—	162,877

Income from Operations	550,557	130,136

Other Expenses
Interest expense	71,074	46,036

Total Other Expenses	71,074	46,036

Income Before Income Taxes	479,483	84,100
Income tax expense	163,025	28,597

Net Income	$316,458	$55,503

Net Income per Share:
Basic	0.34	0.06
Diluted	0.31	0.04

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

Brooke Corporation

Consolidated Statements of Income

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	2002	2001
Operating Income
Insurance commissions	$22,210,504	$15,662,675
Interest income (net)	479,838	324,671
Finder's fee	1,188,924	203,000
Gain (loss) on sale of agencies	(4,443)	449,580
Buyer assistance plan fees	2,627,335	1,023,170
Gain on sale of notes receivable	1,696,340	330,116
Gain on extinguishment of debt	397,306	—
Other income	14,685	2,500

Total Operating Income	28,610,489	17,995,712

Operating Expenses
Commissions expense	17,810,382	11,738,522
Payroll expense	4,930,801	2,878,608
Depreciation and amortization	544,455	353,712
Other operating expenses	3,010,865	1,316,801
Bond interest expense	372,298	226,942

Total Operating Expenses	26,668,801	16,514,585

Impairment loss	—	162,877

Income from Operations	1,941,688	1,318,250

Other Expenses
Interest expense	151,355	136,062

Total Other Expenses	151,355	136,062

Income Before Income Taxes	1,790,333	1,182,188
Income tax expense	608,714	401,944

Net Income	$1,181,619	$780,244

Net Income per Share:
Basic	1.37	1.09
Diluted	1.30	1.05

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

Brooke Corporation

Consolidated Statements of Changes in Stockholders' Equity

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	Common Stock	Preferred Stock	Treasury Stock	Notes Receivable for Common Stock	Add'l Paid- in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2000	$704,018	$58,600	$(39,500)	$—	$1,103,702	$(2,452,773)	$—	$(625,953)
Dividends paid						(152,029)		(152,029)
Preferred stock issued		1,078,425						1,078,425
Fair market value of contributed services					30,000			30,000
Loans for common stock issuances				(11,788)				(11,788)
Deferred charges					(312,495)			(312,495)
Comprehensive income:
Interest-only strip receivable, fair market value							7,584	7,584
Net income						780,244		780,244

Balances, September 30, 2001	$704,018	$1,137,025	$(39,500)	$(11,788)	$821,207	$(1,824,558)	$7,584	$793,988

Balances, December 31, 2001	$704,018	$1,899,850	$(39,500)	$(8,193)	$703,023	$(1,990,093)	$7,311	$1,276,416
Dividends paid						(367,089)		(367,089)
Preferred stock issued		2,001,646						2,001,646
Fair market value of contributed services					30,000			30,000
Equity conversion	70,155	(1,822,629)			1,752,474			—
Loan proceeds for common stock issuances				8,193				8,193
Deferred charges					(508,945)			(508,945)
Comprehensive income:
Interest-only strip receivable, fair market value							136,602	136,602
Net income						1,181,619		1,181,619

Balances, September 30, 2002	$774,173	$2,078,867	$(39,500)	$—	$1,976,552	$(1,175,563)	$143,913	$3,758,442

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

Brooke Corporation

Consolidated Statements of Cash Flows

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

	2002	2001
Cash flows from operating activities:
Net income	$1,181,619	$780,244
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	226,450	210,000
Amortization	318,005	143,712
Fair market value of contributed services	30,000	30,000
(Gain) loss on sale of inventory	4,443	(449,580)
Deferred income tax expense (benefit)	608,714	401,944
Impairment loss	—	162,877
Gain on sale of notes receivable	(1,696,340)	(330,116)
(Increase) decrease in assets:
Accounts and other receivables	43,029	(3,133,166)
Other receivables	(864,150)	(209,386)
Prepaid expenses and other assets	48,042	(214,909)
Increase (decrease) in liabilities:
Accounts and expenses payable	155,046	580,588
Other liabilities	2,312,366	1,227,011

Net cash provided by (used in) operating activities	2,367,224	(800,781)

Cash flows from investing activities:
Cash payments for property and equipment	(531,660)	(117,339)
Purchase of subsidiary and agency assets	(2,224,816)	—
Purchase of insurance agency inventory	(3,833,605)	(6,534,390)
Proceeds from sales of insurance agency inventory	9,553,106	6,092,825

Net cash provided by (used in) investing activities	2,963,025	(558,904)

Cash flows from financing activities:
Deferred charges	(508,945)	(312,495)
Dividends paid	(367,089)	(152,029)
Cash proceeds from bond issuance	580,000	2,065,000
Cash proceeds from preferred stock issuance	2,001,646	1,078,425
Payments on bond maturities	(30,000)	—
Line of credit advance	—	960,000
Advances on short-term borrowing	—	996,149
Payments on short-term borrowing	(695,515)	(826,539)
Advances on long-term debt	58,825	2,757,350
Payments on long-term debt	(6,035,911)	(2,677,667)

Net cash provided by (used in) financing activities	(4,996,989)	3,888,194

Net increase in cash and cash equivalents	333,260	2,528,509
Cash and cash equivalents, beginning of period	4,787,869	1,683,513

Cash and cash equivalents, end of period	$5,121,129	$4,212,022

See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001

1.    Summary of Significant Accounting Policies

(a)    Organization

        Brooke Corporation was incorporated under the laws of the State of Kansas on January 17, 1986. The Company's registered offices are located in Phillipsburg, Kansas. Brooke Holdings, Inc. owns 67.2% of the Company's common stock. The Company recruits fully vested franchise agents to sell insurance and financial services. Most of the Company's revenues result from the sale of property and casualty insurance; however, the Company also offers life and health insurance services, investment services and credit services.

        All of the Company's subsidiaries are 100% owned and controlled by the Company. Separate financial statements are prepared for Brooke Credit Corporation, Interstate Insurance Group, LTD and CJD & Associates, L.L.C. Annual audited financial statements are prepared for Brooke Credit Corporation primarily because it borrows money in its own right through the issuance of bonds. Annual audited financial statements were prepared for Interstate Insurance Group, LTD and CJD & Associates, L.L.C. as part of the SEC disclosures required when a significant acquisition is made. The Company anticipates preparing separate audited financial statements in the future for Interstate Insurance Group, LTD, Brooke Credit Corporation and CJD & Associates, L.L.C. as each subsidiary is expected to operate independently from each other and the Company to perform its specific business purpose. Separate unaudited financial statements will also be prepared for Brooke Acceptance Company LLC and Brooke Agency Services Company LLC.

        The Company's subsidiaries are grouped according to their primary business purpose of providing: 1) master agent services, or franchising, 2) facilitator services, or those activities primarily associated with the transfer of agency ownership, 3) and brokerage services, or those activities primarily associated with the sale of insurance and financial services on a wholesale basis.

Subsidiaries in the Master Agent group include:

        Interstate Insurance Group, LTD, is a Missouri corporation. The Company anticipates amending its articles of incorporation to change its name from Interstate Insurance Group, LTD to Brooke Franchise Corporation so that the corporate name better identifies the subsidiary's business purpose. CJD & Associates, L.L.C.'s insurance business is similar to that of this subsidiary. Therefore, although this subsidiary is a licensed insurance agency, substantially all of the insurance program business of this subsidiary has been consolidated into CJD & Associates, L.L.C. and the Company expects the business purpose of this subsidiary to change to franchising.

        Brooke Agency, Inc., a Kansas corporation, is a licensed insurance agency that sells property and casualty insurance through the Company's network of franchise agents, subagents and insurance producers.

        Brooke Investments, Inc., a Kansas corporation, may offer insurance annuities and mutual funds for sale through the Company's network of franchise agents, subagents and insurance producers. Brooke Investments, Inc. will determine whether registration as a broker-dealer is required and will register, if required, before investment services and securities are offered.

See accompanying independent accountants' review report.

        Brooke Corporation of Nevada, is a licensed Nevada insurance agency that sells insurance through the Company's network of franchise agents, subagents and insurance producers. This subsidiary may also sell insurance programs and "targeted market" policies in Nevada through the Company's network of agents and through agents not necessarily affiliated with the Company.

        Brooke Agency Services Company LLC is a limited liability company organized under the laws of the state of Delaware on June 24, 2002. It is a bankruptcy-remote special purpose entity, is licensed as an insurance agency and was created to offer property, casualty, life and health insurance through certain agents with loans originated by Brooke Credit Corporation.

        First Brooke Insurance and Financial Services, Inc.    is a Texas corporation controlled through an agreement with stockholders. The corporation is used for licensing purposes and is consolidated with the Company for financial statement reporting.

Subsidiaries in the Facilitator group include:

        Brooke Credit Corporation, a Kansas corporation, is a licensed finance company that originates loans primarily to the Company's agents. This subsidiary also plans to sell loans, other than loans made to agents, on a wholesale basis to participating lenders and other investors.

        The American Agency, Inc., a Kansas corporation, consults with agent sellers and brokers agency sales under the trade name of Agency Business Brokers. Although The American Agency, Inc. is a licensed insurance agency, substantially all of the insurance program business of this subsidiary has been consolidated into CJD & Associates, L.L.C. because its insurance business is similar to that of this subsidiary.

        The American Heritage, Inc., a Kansas corporation, consults with and otherwise assists agent buyers under the trade name of Heritage Agency Consultants. Although The American Heritage, Inc. is a licensed insurance agency, substantially all of the insurance program business of this subsidiary has been consolidated into CJD & Associates, L.L.C. because its insurance business is similar to that of this subsidiary.

        Brooke Acceptance Company LLC is a limited liability company organized under the laws of the state of Delaware on July 31, 2002. It is a bankruptcy-remote special purpose entity of Brooke Credit Corporation and is the anticipated purchaser of Brooke Credit Corporation loans and issuer of certain floating rate asset backed notes.

Subsidiaries in the Brokerage group include:

        CJD & Associates, L.L.C. is a limited liability company organized under the laws of the state of Kansas. This subsidiary is a licensed insurance agency that sells insurance programs and excess surplus insurance on a wholesale basis, under the trade name of Davidson-Babcock, through the Company's network of agents and through agents not necessarily affiliated with the Company.

        Brooke Life and Health, Inc., a Kansas corporation, is a licensed insurance agency that sells life and health insurance through the Company's network of franchise agents, subagents and insurance producers.

        Brooke Bancshares, Inc. was incorporated as a Kansas corporation in January of 2002 for the specific purpose of acquiring and owning one or more commercial banks that will distribute banking services and products through the Company's agents. If the Company is successful in acquiring a bank, this subsidiary will become a bank holding company as defined pursuant to the Bank Holding Company Act of 1956, as amended.

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

        The following are significant estimates made by management: accrued commission refund obligations, reimbursement from agents for commission refund obligations, Buyers Assistance Program unearned and earned percentages, the fair value assumptions utilized for interest-only strip receivables and Buyers Assistance Program net cash flow expenditures associated with commission performance. It is at least reasonably possible these estimates will change in the near term.

(c)    Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all cash on hand, cash in banks and short-term investments purchased with a maturity of three months or less to be cash and cash equivalents. Restricted cash is not included in cash equivalents.

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

        In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $320,846 and $279,132 as of September 30, 2002 and 2001, respectively.

        Through its subsidiary The American Heritage, Inc., the Company provides consulting, marketing and cash flow assistance to agency owners during the first months of agency ownership through a Buyers Assistance Plan ("BAP") program. The Company has allocated the fees paid by agents for BAP assistance to each of the services provided by the Company and the fee associated with a particular service is recognized as revenue using the percentage of completion accounting method by referencing the costs incurred to date. Many of the BAP services (inspection reports, operations analysis, marketing plan development) are provided by the Company before, or within thirty days after, agency acquisition so approximately 51.5% of BAP fees are immediately recognized as revenue. An additional 26.5% of BAP and related fees are typically recognized during the first year of agency ownership leaving approximately 22% of related fees unearned, and the revenue recognized, after the BAP period expires. The allocation of fees may change if the nature, or timing, of BAP related services change. Unearned BAP fees and franchise fees were $1,893,745 and $648,972 at September 30, 2002 and 2001, respectively.

        Revenues from finders fees, gains on sale of agencies and seller discounts are recognized immediately because the Company has no continuing obligation.

(f)    Property and Equipment

        Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

(g)    Excess Cost of Purchased Subsidiary

        Included in other assets are unamortized costs of purchased subsidiaries (Brooke Life and Health, Inc., The American Agency, Inc. and CJD & Associates, L.L.C.) in excess of the fair value of underlying net tangible assets acquired. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization was $95,000 for the period ended September 30, 2002. The "excess cost of purchased subsidiary" resulted from the purchase of a subsidiary corporation. In 2001, management elected to reclassify Investment in Agencies of $316,520 to this account because management's intention was no longer to sell these agencies, which, primarily consisted of an agency doing business as Brooke Life/Health.

        On July 1, 2002, the Company acquired 100% of the outstanding shares of CJD & Associates, L.L.C. from Colin and Julie Davidson for an initial purchase price of $2,024,816. $1,416,779 of the initial purchase price for CJD & Associates, L.L.C. has been allocated to Excess Cost of Purchased Subsidiary. The sellers are entitled to an increase of the initial purchase price equal to 30% of CJD & Associates monthly net revenues during the contingency period of September 1, 2003 to September 1, 2007. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 80 of APB 16, "Business Combinations", the payment shall be recorded as Excess Cost of Purchased Subsidiary when made.

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

(i)    Investment in Agencies

        The assets included in the "Investment in Agencies" category is the purchase price paid for agency assets. These assets are available for sale and are carried at the lower of cost or market. The Company acquires insurance agency assets to hold in inventory for sale to its agents. The number of agencies purchased for this purpose for the period ending September 30, 2002 and 2001 was 18 and 20, respectively. Correspondingly the number of agencies sold from inventory for the period ending September 30, 2002 and 2001 was 20 and 17, respectively. At September 30, 2002 the Company did not have any "Investment in Agencies" inventory. In 2001, the Company elected to reclassify Investment in Agencies of $316,520 to Other Assets because management's intention was no longer to sell these agencies, which primarily consists of an agency doing business as Brooke Life and Health.

        On August 1, 2002 the Company acquired insurance agency assets operating under the trade-name of Bornstein Financial Group. Because the Company does not intend to sell this agency asset, it was included in the "Other Asset "category as an agency asset instead of the Investment in Agencies category.

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

(l)    Deferred Charges

        Deferred charges relate to costs associated with the public offering of preferred stock and bonds. Selling expenses, auditor fees, legal costs and filing charges associated with the Company's public offering of stock totaled $949,624 and have been offset against stock proceeds. Similar costs associated with the Company's public offering of bonds totaled $291,371 and are classified as prepaid expenses that are amortized over a period ending at bond or debenture maturity. Net of amortization, the balance of all such prepaid expenses as of September 30, 2002 was $165,084.

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

(n)    Per Share Data

        Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company's common stock outstanding. Total preferred stock dividends declared during the periods ended September 30, 2002 and 2001 were $164,228 and $27,259, respectively. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company's common stock outstanding.

		2002	2001
Basic Earnings Per Share
Net Income		$1,181,619	$780,244
Less: Preferred Stock Dividends		(164,228)	(27,259)

Income Available to Common Stockholders		1,017,391	752,985
Average 2002 Common Stock Shares	751,855
Less: 2002 Treasure Stock Shares	(11,050)	740,805	692,968

Basic Earnings Per Share		$1.37	$1.09

		2002	2001
Diluted Earnings Per Share
Net Income		$1,181,619	$780,244
Less: 2002 Preferred Stock Dividends on Non-Convertible Shares		(98,757)	—

Income Available to Common Stockholders		1,082,862	780,244
Average 2002 Common Stock Shares	751,855
Less: 2002 Treasure Stock Shares	(11,050)
Plus: Allowance for Shares Converted During 2002	10,153
Plus: Assumed Conversion of Convertible Preferred Shares in 2002	34,742
Plus: Assumed Exercise of 45,500 Stock Options Shares in 2002	45,500	831,200	746,258

Diluted Earnings Per Share		$1.30	$1.05

(o)    Buyer Assistance Plan

        Through its subsidiary The American Heritage, Inc., the Company introduced a consulting program (Buyer Assistance Plan or "BAP") to provide assistance to agency buyers during the first months of insurance agency ownership. Although most of the BAP services provided by the Company are performed in the first month of agency ownership, some of the BAP services are performed later and a portion of BAP fees are therefore deferred until the cost of providing the service is incurred. Unearned buyer assistance plan and franchise fees are $1,893,745 and $648,972 at September 30, 2002 and 2001, respectively. Expenditures for cash flow assistance provided by the Company pursuant to a BAP are expensed as incurred except for cash flow assistance related to commission performance, which is recognized as an expense at the end of the BAP period, because of the uncertain timing of commission payments during ownership transition. Although not determinable until the end of the BAP period, the amount of the Company's net cash flow assistance expenditures associated with commission performance becomes more certain as the BAP period progresses. As such, if the amount of cumulative net cash flow assistance provided by the Company exceeds 200% of the monthly gross cash flow assistance then an allowance for any such excess amount is immediately charged to expense and the amount recognized as expense at the end of the BAP period adjusted accordingly. The Company has estimated this balance at September 30, 2002 to be $132,901.

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

(s)    Advertising

        The Company expenses the costs of advertising as they are incurred. Total advertising expense for the period ending September 30, 2002 and 2001 was $406,811 and $152,011, respectively.

(t)    Restricted Cash

        Cash payments are made monthly to First National Bank of Phillipsburg as trustee for the Industrial Revenue Bonds. These funds are held by the trustee for payment of semi-annual interest and principal payments to bond holders on January 1st and July 1st.

(u)    Compensated Absences

        The Company has not accrued compensated absences, however, the total amount is not deemed to be material.

(v)    Agency Assets

        Included in other assets are unamortized costs of agency assets. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization expense was $6,591 for the period ended September 30, 2002.

        On August 1, 2002 the Company acquired insurance agency assets operating under the trade-name of Bornstein Financial Group for an initial purchase price of $200,000. The sellers are entitled to a $400,000 increase of the initial purchase price if premiums remain at certain minimum levels during the contingency period of March, 2003 through February, 2005. Any such purchase price increase shall be paid to the sellers semiannually during the contingency period and, in accordance with paragraph 80 of APB 16, "Business Combinations", the payment shall be recorded as an asset when made. The balance of this agency asset is being amortized over a 15-year period using an accelerated 150% declining balance method.

        As a result of the acquisition of CJD & Associates, L.L.C. on July 1, 2002, the Company recorded additional agency assets of $130,308 (net of accumulated amortization of $65,155). CJD & Associates, L.L.C. had previously amortized this agency asset balance using a straight-line method over a 15-year period and the Company switched to an accelerated 150% declining balance method over a 15-year period.

2.    Notes Receivable

        At September 30, 2002 and 2001, notes receivable consist of the following:

	09/30/2002	09/30/2001
Agency loans	$50,523,509	$34,453,839
Less: Agency loan participation	(49,033,045)	(33,373,101)
Equipment loans	0	427
Less: Equipment loan participation	0	(427)
Consumer loans	5,785	152,080
Less: Consumer loan participation	(5,785)	(147,980)

Total notes receivable, net	1,490,464	1,084,838
Interest earned not collected on notes *	338,948	675,523
Customer receivables	5,767,726	4,264,117

Total accounts and notes receivable, net	$7,597,138	$6,024,478

*
The Company has a corresponding liability for interest payable to participating lenders in the amounts of $218,055 and $376,435 at September 30, 2002 and 2001, respectively.

        Loan participation represents the transfer of notes receivable, by sale, to "participating" banks and finance companies. The Company receives consideration from the participating entities. In accordance with SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", these transfers are accounted for as sales. The transferred assets (i.e. notes receivable) are isolated from the Company. The participating companies obtain the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivables. In addition, the Company does not maintain control over the transferred assets and the transfer agreements do not entitle the Company or obligate the Company to repurchase or redeem the notes receivable before their maturity. Based on management's experience the carrying value for notes receivable approximates the fair value.

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

        During the period ended September 30, 2002, the Company sold $40,921,663 (207) loan participations for which servicing rights and interest receivable was retained. Corresponding pre-tax gains of $1,696,340 were recorded for the period ending September 30, 2002. During the period ended September 30, 2001, the Company sold $14,864,351 (79) loan participations for which servicing rights and interest receivable was retained. Corresponding pre-tax gains of $330,116 were recorded for the period ending September 30, 2001. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income. Additionally, impairment of the servicing asset is subsequently evaluated and measured. Subsequent to the initial recording at fair value, interest only receivables are measured as debt securities classified as available for sale.

        Of the agency loans at September 30, 2002 and 2001, $10,797,768 and $8,805,900, respectively, are sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. Brooke Credit Corporation is not obligated, under any circumstances, to repurchase any loans sold to participating lenders prior to maturity or final resolution. All such recourse loans: a) have no balances more than 60 days past due; b) have adequate collateral; c) and are not in default.

        The expense provision associated with the Company's recourse obligation is based on the estimated fair value of the obligation. During the periods ended September 30, 2002 and September 30, 2001, the Company sold $3,797,834 and $3,150,933, respectively, of loan participations for which the Company provided recourse.

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

        The fair value of the interest-only strip receivable is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following table. The fair value of the interest-only strip receivable is reduced by the amount of estimated credit losses, which are calculated using the estimated credit loss percentage noted in the following table. On September 30, 2002 and 2001, the fair value of the interest-only strip receivable recorded by the Company was $1,223,126 and $171,177, respectively. The Company has classified the interest-only receivable asset as available for sale.

        The fair value of the "Servicing Asset" (or liability) is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the following table. On September 30, 2002 and 2001, the fair value of the servicing asset recorded by the Company was $876,904 and $176,317, respectively.

        Key economic assumptions used in measuring the retained interests and recourse obligations at the date of loan participation sales completed during the year were as follows (rates per annum):

	Agency Loans (Adjustable Rate Stratum)*	Agency Loans (Fixed-Rate Stratum)
Prepayment speed	10%	10%
Weighted average life (months)	103.2	N/A
Expected credit losses	5%	5%
Discount rate	8.5%	11.00%

*
Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans, the rate is adjusted annually on December 31st.

        At September 30, 2002, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed Rate Stratum)
Prepayment speed assumption (annual rate)	10%	N/A
Impact on fair value of 10% adverse change	$(69,661)	N/A
Impact on fair value of 20% adverse change	$(136,126)	N/A
Expected credit losses (annual rate)	5%	N/A
Impact on fair value of 10% adverse change	$(17,821)	N/A
Impact on fair value of 20% adverse change	$(35,643)	N/A
Discount rate (annual)	8.5%	N/A
Impact on fair value of 10% adverse change	$(86,766)	N/A
Impact on fair value of 20% adverse change	$(135,917)	N/A

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

        The above adverse changes are calculated on the Company's retained interests in loans sold to participating lenders totaling $49,038,829 and excludes unsold loans totaling $1,476,100. The above adverse changes for expected credit losses are calculated on the Company's retained interests in loans sold with recourse to participating lenders totaling $10,797,768 and excludes unsold and non-recourse loans totaling $39,717,161.

        The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions (prepayment speed of 10%, credit loss rate of 5% and discount rate of 8.5%).

10% Adverse Change in Prepayment Speed on Retained Servicing Interest:

Estimated cash flows from loan servicing fees @ 11% prepay speed	$1,677,436
Servicing expense @ 11% prepay speed	412,797
Discount of estimated cash flows to present value @ 8.5% discount rate	419,625

Carrying value of retained servicing interest in loan participations (adverse)	845,014
Carrying value of retained servicing interest in loan participations (normal)	876,904

Decrease of carrying value due to adverse change	$31,890

20% Adverse Change in Prepayment Speed on Retained Servicing Interest

Estimated cash flows from loan servicing fees @ 12% prepay speed	$1,617,772
Servicing expense @ 12% prepay speed	397,675
Discount of estimated cash flows to present value @ 8.5% discount rate	405,516

Carrying value of retained servicing interest in loan participations (adverse)	814,581
Carrying value of retained servicing interest in loan participations (normal)	876,904

Decrease of carrying value due to adverse change	$62,323

10% Adverse Change in Prepayment Speed on Retained Interest (strip receivable):

Estimated cash flows from interest income @ 11% prepay speed	$1,749,708
Estimated credit loss on recourse loans @ 5% credit loss/11% prepay speed	217,985
Discount of estimated cash flows to present value @ 8.5% discount rate	343,772

Carrying value of retained interest in loan participations (adverse)	1,187,951
Carrying value of retained interest in loan participations (normal)	1,223,126

Decrease of carrying value due to adverse change	$35,175

20% Adverse Change in Prepayment Speed on Retained Interest (strip receivable):

Estimated cash flows from interest income @ 12% prepay speed	$1,688,284
Estimated credit loss on recourse loans @ 5% credit loss/12% prepay speed	209,999
Discount of estimated cash flows to present value @ 8.5% discount rate	326,367

Carrying value of retained interest in loan participations (adverse)	1,151,918
Carrying value of retained interest in loan participations (normal)	1,223,126

Decrease of carrying value due to adverse change	$71,208

10% Adverse Change in Credit Loss Rate on Retained Interest (strip receivable):

Estimated cash flows from interest income @ 10% prepay speed	$1,814,437
Estimated credit loss on recourse loans @ 5.5% credit loss/10% prepay sp	249,033
Discount of estimated cash flows to present value @ 8.5% discount rate	357,504

Carrying value of retained interest in loan participations (adverse)	1,207,900
Carrying value of retained interest in loan participations (normal)	1,223,126

Decrease of carrying value due to adverse change	$15,226

20% Adverse Change in Credit Loss Rate on Retained Interest (strip receivable):

Estimated cash flows from interest income @ 10% prepay speed	$1,814,437
Estimated credit losses on recourse loans @ 6% credit loss /10% prepay sp	352,687
Discount of estimated cash flows to present value @ 8.5% discount rate	271,672

Carrying value of retained interest in loan participations (adverse)	1,190,078
Carrying value of retained interest in loan participations (normal)	1,223,126

Decrease of carrying value due to adverse change	$33,048

10% Adverse Change in Discount Rate on Retained Servicing Interest:

Estimated cash flows from loan servicing fees @ 10% prepay speed	$1,740,306
Servicing expense @ 10% prepay speed	428,741
Discount of estimated cash flows to present value @ 9.35% discount rate	457,936

Carrying value of retained servicing interest in loan participations (adverse)	853,629
Carrying value of retained servicing interest in loan participations (normal)	876,904

Decrease of carrying value due to adverse change	$23,275

20% Adverse Change in Discount Rate on Retained Servicing Interest:

Estimated cash flows from loan servicing fees @ 10% prepay speed	$1,740,306
Servicing expense at 10% prepay speed	428,741
Discount of estimated cash flows to present value @ 10.2% discount rate	480,323

Carrying value of retained servicing interest in loan participations (adverse)	831,242
Carrying value of retained servicing interest in loan participations (normal)	876,904

Decrease of carrying value due to adverse change	$45,662

10% Adverse Change in Discount Rate on Retained Interest (strip receivable):

Estimated cash flows from interest income @ 10% prepay speed	$1,814,437
Estimated credit losses on recourse loans @ 5% loss rate	271,672
Discount of estimated cash flows to present value @ 9.35% discount rate	380,535

Carrying value of retained interest in loan participations (adverse)	1,162,230
Carrying value of retained interest in loan participations (normal)	1,223,126

Decrease of carrying value due to adverse change	$60,896

20% Adverse Change in Discount Rate on Retained Interest (strip receivable):

Estimated cash flows from interest income @ 10% prepay speed	$1,814,437
Estimated credit losses on recourse loans @ 5% loss rate	271,672
Discount of estimated cash flows to present value @ 10.2% discount rate	407,299

Carrying value of retained interest in loan participations (adverse)	1,135,466
Carrying value of retained interest in loan participations (normal)	1,223,126

Decrease of carrying value due to adverse change	$87,660

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

        The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse as of and for the period ended September 30:

	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses***
Type of Loan
	2002	2001	2002	2001	2002	2001
Participations Sold with Recourse	$10,797,768	$8,805,900	$0	$0	$0	$0
Portfolio Loans	1,476,100	1,084,838	$0	$0	$0	$0

Total Loans Managed**	$12,273,868	$9,890,738	$0	$0	$0	$0

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

        As an employment incentive, Brooke Credit Corporation has loaned money to certain employees for the purpose of acquiring the Company's common stock. Of the consumer loans at September 30, 2002 and 2001, $0 and $191,139, respectively, have been made to employees for this purpose. All such loans have been sold to unaffiliated third parties without recourse.

3.    Property and Equipment

        A summary of property and equipment and depreciation is as follows:

	2002	2001
Furniture and fixtures	$368,825	$309,038
Office and computer equipment	1,939,669	1,489,641
Automobiles	742,110	585,755
Building, construction in process	986,958	—

	4,037,562	2,384,434
Less: Accumulated depreciation	(2,149,528)	(1,775,446)

Property and equipment, net	$1,888,034	$608,988

Depreciation expense	$226,450	$210,000

        No depreciation has been taken on construction in process.

4.    Bank Loans, Notes Payable, and Other Long-Term Obligations

	2002	2001
First National Bank & Trust, Phillipsburg, KS, line of credit, $960,000 available, $960,000 not utilized. Due January 2003. Interest rate is 8%. Collateralized by accounts receivable.	$—	$960,000
First National Bank of Kansas, Overland Park, KS, line of credit, $700,000 available, $700,000 not utilized. Due March, 2003. Interest rate is 5.75%. Collateralized by CJD & Associates premium finance agreements and other such assets.	—	—
State Bank of Colwich, Colwich, KS, due August 2004. Interest rate is 11.75%, payable $1,435 monthly. Collateralized by insurance agency assets.	28,068	41,146
Chrysler Financial, Overland Park, KS, due February 2001 to December 2003. Interest rates are 7.80% to 8.94%, payable monthly. Collateralized by automobiles.	160,313	122,786
Colonial Pacific, Portland, OR, due December 2001. Interest rate is 14.811% payable $2,083 monthly. Collateralized by personal guaranty of certain officers of Brooke Corporation.	—	5,881
Brooke Investments, Inc., Phillipsburg, KS, due February 2007. Interest rate is 10.00%, payable $1,718 monthly. Note is sold to participating bank. Collateralized by certain agency assets acquired by Brooke Investments, Inc.	73,187	85,791
David Patterson, Sr., Phoenix, AZ, due March 2008. Interest rate is 0%, payable $1,112 monthly. Unsecured deferred compensation agreement provided by The American Agency, Inc.	—	3,336
Premier Insurance Agency, Poplar Bluff, MO. Interest rate is 5.00%, balance due January 2002. Collateralized by certain agency assets acquired by Brooke Corporation.	—	523,961

Ely Insurance Services, Inc., Tampa, FL, due June 2002. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	—	82,549
Della Bell Agency, Fowler, CO, March 2002. Interest rate is 0%, entire balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	—	97,500
Mid Florida Insurance, Inc., Ocala, FL, due September 2003. Interest rate is 0%, annual payments of $356,149. Collateralized by certain agency assets acquired by Brooke Corporation.	—	712,298
Hawkeye Insurance Associates, Inc., Chandler, AZ, due August 2005. Interest rate is 0%, annual payments of $66,086. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	177,469	—
Charles Compton, Carthage, MO, due March 2004. Interest rate is 0% and annual payments of $133,333. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	245,312
Carol Klinger, Inc., Ocala, FL, due July 2003. Interest rate is 0%, balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	77,500	—
Slaton Insurance of Jacksonville, Inc., Jacksonville, FL, due August 2003. Interest rate is 0% and entire balance, subject to retention of revenue, due at maturity. Collateralized by certain agency assets by Brooke Corporation.	100,000	—
Eric W. Schoenig, Jacksonville, FL, due June 2005. Interest rate is 8%, payable $6,991 monthly. Collateralized by certain agency assets acquired by Brooke Corporation.	206,476	—
Benny J. Ossi, Jacksonville, FL, due February 2004. Interest rate is 8%, payable $8,137 monthly. Collateralized by certain agency assets acquired by Brooke Corporation.	130,285	—
Rio Valley Insurance Group, Inc., Las Cruces, NM, due February 2004. Interest rate is 0% and the remaining balance is paid semi-annually with the 1stpayment of $70,000 and the remaining two payments of $67,000. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	192,890	—
Dawn Insurance Agency, Inc. Strasburg, CO, due May 2003. Interest rate is 0%, payable $43,322 annually. Collateralized by certain agency assets acquired by Brooke Corporation.	43,322	86,644
Phares and Lites Agency, Inc., Many, LA, due June 2001. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	—	207,825
Bruner Insurance Agency, Marianna, FL, due September 2004. Interest rate is 5%, payable $101,900 annually. Collateralized by certain agency assets acquired by Brooke Corporation.	—	277,500

Lalumondier Insurance, Inc., Kearney, MO, due September 1, 2004. Interest rate is 5%, annual installments of $68,219 thereafter. Collateralized by certain agency assets acquired by Brooke Corporation.	136,437	245,587
Anderson Insurance Agency, Inc, Ballwin, MO, due May 2002. Interest rate is 7.5%, entire balance is due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	—	163,300
Bond-Pyatt Insurance Agency, Inc., St. Louis, MO, due August 2006. Interest rate at prime rate, first installment of $89,465 due January 2002, and annual installments of $89,465 thereafter. Collateralized by certain agency assets acquired by Brooke Corporation.	357,861	536,791
All Drivers Insurance Inc., Colorado Springs, CO, due September 2003. Interest rate is 5%, annual payments of $112,500. Collateralized by certain agency assets acquired by Brooke Corporation.	112,500	225,000
Gateway Realty of Columbus, Inc., Columbus, NE, due September 2010. Interest rate is 7%, annual principal payments of $67,345. Collateralized by certain agency assets acquired by Brooke Corporation.	538,763	606,106
Gary Karch & Associates A-1 Insurance, Mt. Vernon, IL, due December 2002. Interest rate is 0%. Collateralized by certain agency assets acquired by Brooke Corporation.	67,500	—
Kohn-Senf Insurance Agency, Inc., St. Louis, MO, due December 2002. Interest rate is 5%, entire balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	80,500	—
Sun Century Insurance Agency, Inc., Phoenix, AZ, due December 2003. Interest rate is 5%, annual principal payments of $67,333. Collateralized by certain agency assets acquired by Brooke Corporation.	134,667	—
W.I. of Florida, Inc., Tampa, FL, due December 2003. Interest rate is 0%, annual payments of $73,176. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%	134,632	—
Auto Insurors, Littleton, CO, due October, 2002. Interest rate is 0%, and one payment of remaining balance is due October, 2002. Collateralized by certain agency assets acquired by Brooke Corporation.	60,000	—
Cooper Insurance Agency, Inc., Liberty, MO, due August 2003. Interest rate is 0%, balance is due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	310,420	—
JD Failla & Associates, Omaha, NE, due February 2003. Interest rate is 0%, quarterly payments of $127,188. Collateralized by certain agency assets acquired by Brooke Corporation.	263,621	—
Donna Sue Saffel, Rule, TX, due March 2003. Interest rate is 0%, annual payments of $62,500. Collateralized by certain agency assets acquired by Brooke Corporation.	62,500	—
All Insurance, Tampa, FL, due March 2005. Interest rate is 0%, annual payments of $25,196. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	67,663	—

Able Insurance, Tampa, FL, due March 2006. Interest rate is 0%, annual payments of $45,867. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	159,849	—
Rebel Auto Insurance, Inc., Las Vegas, NV, due May, 2003. Interest rate is 0% and one payment of remaining balance is due May, 2003. Collateralized by certain agency assets acquired by Brooke Corporation.	87,500	—
Crouch Insurance Agency, LLC, Jay, OK, due May 2004. Interest rate is 0%, annual pay payments of $97,970. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	180,249	—
Turner Insurance, Inc., Las Vegas, NV, due May, 2003. Interest rate is 0% and one payment of remaining balance is due May, 2003. Collateralized by certain agency assets acquired by Brooke Corporation.	40,000	—
NCMIC Finance Corporation, Des Moines, IA, due June,2002. Interest rate is 7.75% and nine monthly payments of $38,017. Collaterialized by unearned insurance premium.	331,706	—

Total bank loans and notes payable	4,561,190	4,984,001
Bonds payable (See Note 5) and Capital lease obligation (See Note 6)	6,180,000	4,045,000

Total bank loans, notes payable and other long-term obligations	10,741,190	9,029,001
Less: Current maturities and short-term debt Total bank loans, notes payable and other long-term obligations	(3,142,747)	(2,714,988)

Total long-term debt	$7,598,443	$6,314,013

        None of the bank loans, notes payable and other long term obligations contain covenants that: require the Company to maintain minimum financial ratios or net worth; restrict management's ability to pay dividends; restrict management's ability to buy or sell assets; restrict management's ability to incur additional debt; or contain any subjective acceleration clauses.

        Interest incurred on bank loans, notes payable and other long-term obligations for the period ended September 30, 2002 and 2001 is $523,653 and $363,004, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets.

        Bank loans, notes payable and other long-term obligations mature as follows:

Twelve Months Ending September 30	Bank Loans & Notes Payable	Capital Lease	Bonds Payable	Total
2003	$2,717,747	$60,000	$365,000	$3,142,747
2004	967,535	70,000	5,020,000	6,057,535
2005	379,450	70,000	—	449,450
2006	218,955	80,000	—	298,955
2007	75,465	80,000	—	155,465
Thereafter	202,038	435,000	—	637,038

	$4,561,190	$795,000	$5,385,000	$10,741,190

5.    Long-Term Debt, Bonds Payable

        Brooke Credit Corporation has offered bonds (series 1997A, 1997B and 1997C) for sale to institutional investors in $5,000 denominations. Brooke Credit Corporation has also offered bonds (series 1998E, and 2001F) for sale to the public in $5,000 denominations. These bonds are issued in registered form with interest payable semi-annually on January 1st and July 1st of each year. These bonds are not callable by Brooke Credit Corporation and are not redeemable by the bondholder until maturity.

        Brooke Credit Corporation covenants to use all bond proceeds for the purposes of funding loans or purchasing receivables. Brooke Credit Corporation has no debt and covenants not to incur obligations superior to its obligations to bondholders. Therefore, the obligation to bondholders is guaranteed by the assets and the equity of Brooke Credit Corporation.

        At September 30, 2002 and 2001, the bonds payable consist of:

Bond Series	Rate	Maturity	2002 Principal Value	2001 Principal Value
1997B	10.250%	January 1, 2002	$—	$155,000
1997C	10.500%	January 1, 2003	365,000	245,000
1997D	10.125%	July 1, 2001	—	715,000
1998E	10.125%	January 1, 2002	—	820,000
2001F	9.125%	July 1, 2004	5,020,000	890,000

Total			$5,385,000	$2,825,000

        Interest payable is $124,099 and $88,725 at September 30, 2002 and 2001, respectively. Brooke Corporation

6.    Long-Term Debt, Capital Leases

        Phillips County, Kansas has issued Industrial Revenue Bonds for the purpose of purchasing, renovating, and equipping an office building in Phillipsburg, Kansas for use as a processing center. The total bonds issued were $825,000 with various maturities through 2012. As of September 30, 2002, all bond proceeds had been released for payment to various contractors and vendors. Although occupied on September 30, 2002, the office building remains under construction.

        The Company leases the building from Phillips County, Kansas. It may be purchased for a nominal amount at the expiration of the lease agreement. The Company is required to provide insurance coverage on the building as specified by the lessor. Under the criteria established by SFAS 13, "Accounting for Leases" this asset has been capitalized in the Company's financial statements.

        Future capital lease payments and long term operating lease payments are as follows:

Period	Capital Real Estate	Operating Real Estate	Total
2002	$—	$115,485	$115,485
2003	115,163	447,798	562,961
2004	121,450	269,604	391,054
2005	117,119	216,908	334,027
2006	122,450	136,406	258,856
2007	117,100	20,339	137,439
2008 and thereafter	521,843	—	521,843

Total minimum lease payments	1,115,125	$1,206,540	$2,321,665

Less amount representing interest	(320,125)

Total obligations under capital leases	795,000
Less current maturities of obligations under capital leases	(60,000)

Obligations under capital leases payable after one year	$735,000

7.    Income Taxes

        The elements of income tax expense (benefit) are as follows:

	2002	2001
Current	$112,889	$0
Deferred	495,825	401,944

	$608,714	$401,944

        The Company's net operating loss carryforwards are used to offset the current tax expense by decreasing the deferred tax asset

        Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation's effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	2002	2001
U.S. federal statutory tax rate	34%	34%
State statutory tax rate	4%	4%
Effect of the utilization of net operating loss carryforwards	(3)%	(3)%
Miscellaneous	(1)%	(1)%

Effective tax rate	34%	34%

        Reconciliation of deferred tax asset:

	2002	2001
Beginning balance, January 1	$495,825	$854,066
Deferred income tax (expense) benefit	(495,825)	(401,944)

Balance, September 30	$0	$452,122

8.    Employee Benefit Plans

        The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to 15% of their compensation. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for periods ended September 30, 2002 and 2001.

9.    Concentration of Credit Risk

        The Company maintains cash balances at several banks. On September 30, 2002 and 2001, the Company had account balances of $987,025 and $4,058,853 respectively, with one bank which exceeds the $100,000 insurance limit of the Federal Deposit Insurance Corporation.

        The Company sells participation loans to several banks. On September 30, 2002, the Company had participation loans sold of $27,661,597 to one bank. This represents 56.4% of participations sold at September 30, 2002.

10.  Segment and Related Information

        The Company's two reportable segments as of and for the years ended September 30, 2002 and 2001 consisted of its insurance agency business and its financial services business. The insurance agency business includes the Company's wholly-owned subsidiaries which are licensed insurance agencies primarily operating in the states of Arizona, Colorado, Florida, Georgia, Iowa, Illinois, Kansas, Louisiana, Missouri, Nebraska, Nevada, New Mexico, Oklahoma, Tennessee, Texas, and Utah. However, the Company's subsidiaries that sell program and "target market" policies such as CJD and Associates, L.L.C. conduct business in additional states. The Company sells insurance through its network of exclusive franchise agents, franchise sub-agents, non-exclusive brokers and insurance producers. The finance services business includes the Company's wholly-owned subsidiary, which is a licensed finance company. The Company originates loans to Brooke Corporation's franchise agents, franchise sub-agents, insurance producers and insurance policyholders. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as "other corporate expenses". Management evaluates the performance of its segments and allocates resources to them based on the net income before income taxes. The segments' accounting policies are the same as those described in the summary of significant accounting policies.

        The table below reflects summarized financial information concerning the Company's reportable segments for the years ended September 30, 2002 and 2001:

2002	Insurance Agency Business	Financial Services Business	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$22,210,504	$—	$—	$22,210,504
Interest income	44,267	968,784	(533,213)	479,838
Gain on sale of notes receivable	—	1,696,340	—	1,696,340
Interest expense	151,355	372,298	—	523,653
Commissions expense	17,810,382	—	—	17,810,382
Depreciation and amortization	352,983	191,472	—	544,455
Segment assets	20,025,283	6,997,666	(5,314,418)	21,708,531
Expenditures for segment assets	2,756,476	—	—	2,756,476
2001	Insurance Agency Business	Financial Services Business	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$15,662,675	$—	$—	$15,662,675
Interest income	25,205	402,440	(102,974)	324,671
Gain on sale of notes receivable	—	330,116	—	330,116
Interest expense	136,062	226,942	—	363,004
Commissions expense	11,738,522	—	—	11,738,522
Depreciation and amortization	353,712	—	—	353,712
Segment assets	12,557,354	5,700,361	(3,940,000)	14,317,715
Expenditures for segment assets	772,322	—	—	772,322
Profit (Loss)	2002	2001
Insurance Agency profit	$3,940,051	$3,459,584
Financial Services profit	1,568,141	402,640

Total segment profit	5,508,192	3,862,224
Unallocated amounts:
Finders fees	1,188,924	203,000
Buyer assistance plan fees	2,627,335	1,023,170
Gain on sale of agencies	(4,443)	449,580
Gain on extinguishment of debt	397,306	—
Other income	14,685	2,500
Impairment loss	—	(162,877)
Other corporate expenses	(7,941,666)	(4,195,409)

Income before income taxes	$1,790,333	$1,182,188

11.  New Accounting Standard

        In September 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which amends SFAS No. 19 "Financial Accounting and Reporting by Oil and Gas Producing Companies". This statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The provisions of SFAS 143 are required to be applied starting with fiscal years beginning after June 15, 2002. Management continues to evaluate the impact that adoption of SFAS 143 will have on its consolidated financial statements.

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

12.  Subsequent Events

        In the fourth quarter of 2002, the Company filed a Form SB-2 with the Securities and Exchange Commission to offer up to $5,000,000 in principal amount of Unsecured Subordinated Debentures Series A & Series B with anticipated maturities of three and five years, respectively. There is no minimum amount of debentures that must be sold before the Company can use the proceeds or terminate the offering. The debentures will rank equally with the Company's unsecured debt and will be subordinate to all of its secured debt. The Company has engaged Chapman Securities, Inc. a registered broker-dealer and a member of the NASD, to sell the debentures on a best efforts basis.

        In the fourth quarter of 2002, a Form 211 was filed by an Over the Counter Bulletin Board market maker to permit posting of bids and offers for sale of the Company's common stock on the OTC Bulletin Board, a quotation medium for subscribing members.

        In the fourth quarter of 2002, the Company consummated insurance agency inventory purchases and sales as the result of purchase and sale agreements entered into on or before September 30, 2002. Pursuant to the terms of these agreements to acquire insurance agencies, the Company has or may incur additional liabilities to sellers in the fourth quarter of 2002 of $1,197,754.

13.  Related Party Information

        Robert D. Orr, Leland G. Orr and Michael Hess (the principals) own 100% of the voting stock of GI Agency, Inc. GI Agency, Inc. owned franchise agencies that purchased master agent services and obtained loans from the Company at the same general prices and general terms as provided to other unaffiliated franchise agents. In its role of matching agency buyers and sellers, the Company from time to time, executes purchase agreements to acquire agency assets and assigns them to prospective or existing franchise agents. On occasion, the Company has assigned all of its rights, title and interest in agreements to purchase insurance agencies to GI Agency, Inc., without consideration from GI Agency, Inc. From January 1, 2002 through September 30, 2002, GI Agency, Inc., collected no commissions on assets subject to such assignments. As of September 30, 2002, the total outstanding balance of all loans made to GI Agency, Inc. by the Company's finance subsidiary, Brooke Credit Corporation, was $1,951,522. Except for retained principal loan balances totaling $849,427, all GI Agency, Inc. loans made by Brooke Credit Corporation have been sold without recourse to an unaffiliated lender. As such, the total loss exposure to the Company for loans made to GI Agency totals $849,427. All GI Agency, Inc. borrowings are secured by hypothecation of certain shares of the Company's common stock owned by Brooke Holdings, Inc, which currently represents 67.22% of the total shares outstanding. Because of the relationships described above, certain conflicts of interest may arise between the Company and its agents in attempting to resolve disputes that occur as a result of such relationships.

        Robert D. Orr, Leland G. Orr and Michael Hess have, in some cases, each guaranteed amounts due suppliers under certain agency agreements. The amounts guaranteed under such agency agreements vary depending on the value of premiums to be collected under such agency agreements. The continuance of these guarantees is important to the Company's prospects.

        The Company has extended a $495,000 line of credit loan to Brooke Holdings, Inc., which owns 67.22% of the Company's common stock. This line of credit is unsecured and was renewed on December 31, 2001 bearing interest at a rate of 9.5% per annum and maturing on December 31, 2002. The outstanding balance on the line of credit as of September 30, 2002 was $495,000. An additional loan bearing interest at 9.5% per annum and maturing on December 31, 2002, in the amount of $11,909 was made to Brooke Holdings, Inc. during the quarter ending June 30, 2002. An additional loan bearing interest at 9.5% per annum and maturing on December 31, 2002, in the amount of $101,280 was made to Brooke Holdings, Inc. in July, 2002 and no additional advances have been subsequently made.

        Robert Orr, Leland Orr, Michael Hess, and Shawn Lowry have each guaranteed the promissory note of Austin Agency, Inc., of Brownsville, Texas, to Brooke Credit Corporation. The four guarantors have each acquired 5% of the outstanding stock of Austin Agency, Inc. as consideration for their guarantees. The loan to Austin Agency, Inc. was executed on May 15, 2000 for $1,200,000 and is scheduled to mature on August 1, 2010. As of September 30, 2002 the principal balance of the loan was $1,060,546. This loan has been sold to an unaffiliated lender without recourse so the Company does not have a loss exposure on this loan.

        Shawn Lowry is the sole manager of First Financial Group, L.C., a Kansas limited liability company. Michael Lowry and Shawn Lowry are the co-members of First Financial Group, L.C. The business purpose of First Financial Group, L.C. includes investing in agencies and guaranteeing loans made by Brooke Credit Corporation to franchise agents who have bought agencies from the Company. On June 1, 2001, First Financial Group, L.C., guaranteed 65% of the Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas. In consideration for this guaranty, First Financial Group, L.C. received a 15% profit interest in Palmer, L.L.C. The loan was executed on June 1, 2001 and is scheduled to mature on September 1, 2011. As of September 30, 2002, the principal balance of the loan was $714,077. The Company maintains retained principal loan balances totaling $3,744. Of the amount sold to unaffiliated lenders, $518,511 is sold with recourse and $128,822 is sold without recourse. As such, the Company's exposure to loss is limited to the retained loan balances and its recourse obligation. First Financial Group L.C.'s obligation with regard to Palmer, L.L.C. loans is indirect and the Company believes its exposure to loss from First Financial Group, L.C.'s failure to honor its guarantee is limited.

        On August 30, 2002, First Financial Group, L.C. guaranteed 50% of the Brooke Credit Corporation loan to Stein and Associates, L.L.C. of Kearney, Missouri. In consideration for this guaranty, First Financial Group, L.C. received a 10% profit interest in Stein and Associates, L.L.C. The loan was executed on August 30, 2002, and is scheduled to mature on August 15, 2014. As of September 30, 2002 the principal balance of the loan was $554,796. Of the amount sold to unaffiliated lenders, $138,699 is sold without recourse and $416,097 is sold with recourse. As such, the Company's exposure to loss is limited to its recourse obligation. First Financial Group, L.C.'s obligation with regard to Stein and Associates, L.L.C. is indirect and the Company believes its exposure to loss from First Financial Group, L.C.'s failure to honor its guarantee is limited.

        Kyle Garst is the sole manager and sole member of American Financial Group, L.C., a Kansas limited liability company. The business purpose of American Financial Group, L.C., includes investing in agencies and guaranteeing loans made by Brooke Credit Corporation to franchise agents who have bought agencies from the Company. On October 15, 2001 American Financial Group, L.C. and First Financial Group, L.C. each guaranteed 50% of the outstanding principal balance of The Wallace Agency, L.L.C. of Wanette, Oklahoma. In consideration for this guaranty, First Financial Group, L.C. and American Financial Group, L.C. each received a 7.5% profit interest in The Wallace Agency. This loan was executed on October 15, 2001 and is scheduled to mature on January 1, 2014. As of September 30, 2002 the principal balance of the loan was $428,901. Of the amount sold to unaffiliated lenders, $134,314 is sold without recourse and $294,586 is sold with recourse. As such, the Company's exposure to loss is limited to its recourse obligation. American Financial Group, L.C. and First Financial Group, L.C.'s obligation with regard to The Wallace Agency, L.L.C. is indirect and the Company believes its exposure to loss from American Financial Group, L.C. and First Financial Group, L.C.'s failure to honor its guarantee is limited.

        Anita Larson is married to John Arensberg, a partner in Arensberg Insurance of Lawrence, Kansas and Overland Park, Kansas. The Company and Arensberg Insurance have entered into a franchise agreement pursuant to which Arensberg Insurance participates in the Company's master agent program. In addition, the Company's finance subsidiary, Brooke Credit Corporation, has one loan outstanding to Arensberg Insurance. As of September 30, 2002, the total outstanding balance of such loan was $733,943. This loan bears interest at a rate adjusted annually and equal to 3.0% per annum over the New York prime rate. This loan is scheduled to mature on October 1, 2009. Of the amount sold to unaffiliated lenders, $241,738 is sold without recourse and $492,205 is sold with recourse. As such, the Company's exposure to loss is limited to its recourse obligation. The Company entered into a franchise agreement and made loan advances to Arensberg Insurance partnership prior to Ms. Larson's employment by the Company. Ms. Larson is not a partner of Arensberg Insurance. The Company believes that the partners of Arensberg Insurance are established and credible businessmen and therefore believes its exposure to loss from its recourse obligation is limited.

        Anita Lowry is a sister to Robert D. Orr and Leland G. Orr and the mother of Shawn Lowry and Michael Lowry and is married to Don Lowry who is a franchisee. Don and Anita Lowry are shareholders of American Heritage Agency, Inc., which owns an agency in Hays, Kansas and previously owned agencies in Great Bend, Kansas and Omaha, Nebraska. The Company and American Heritage Agency, Inc. entered into a franchise agreement on February 28, 1999 pursuant to which American Heritage Agency, Inc. participates in the Company's master agent program. As of September 30, 2002, American Heritage Agency had five loans outstanding to Brooke Credit Corporation with total outstanding balances of $501,106. The outstanding loans to American Heritage Agency currently have maturity dates of October 15, 2002, January 16, 2005, September 1, 2010, February 1, 2014 and April 1, 2014. All of the loans bear interest at a rate adjusted annually to 3.5% over the New York prime rate, with the exception of two loans with balances of $1,997 and $3,178, which bear interest at the fixed rates of 9% and 10%, respectively. Except for retained principal loan balances totaling $71,082, all American Heritage Agency loans made by Brooke Credit Corporation have been sold to unaffiliated lenders without recourse. As such, the Company's exposure to loss is limited to its retained loan balance. The Company believes that Don Lowry is an experienced businessman with proven insurance sales skills and therefore believes its exposure to loss from its retained loan balance is limited.

        Shawn Harding is the son-in-law of Michael Hess. Brooke Credit Corporation made an unsecured loan to Mr. Harding. The loan bears interest at a fixed rate of 9.50% and is scheduled to mature on July 1, 2003. The outstanding balance of this loan as of September 30, 2002 was $8,512. The entire loan balance has been sold without recourse to an unaffiliated lender so the Company does not have any loss exposure.

        Principals and their immediate family have purchased Brooke Credit Corporation Bonds totaling $140,000.

        For the nine month period ended September 30, 2002, the fair value of Robert Orr's services was estimated at $30,000 even though he did not receive direct compensation from the Company. This value was established after analysis of the time Robert Orr spent on Company activities and not necessarily the amount of contribution made by Robert Orr, the importance of Robert Orr's contributions, or the Company's dependence on Robert Orr. On October 1, 2002, Robert Orr began receiving direct compensation from the Company at the rate of $15,000 per month as a result of the increased commitment required from Robert Orr to implement the Company's plans.

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

14.  Acquisitions and Divestitures

        On June 30, 2000, the Company acquired 900 shares of Interstate Insurance Group, LTD from Gerald Lanio and William Tyer. These shares represented 100% of the shares outstanding. The total purchase price was estimated to be $1,200,000 plus Interstate's net tangible book value. However, that portion of the purchase price exceeding net tangible book value was contingent upon future revenues. Therefore, in accordance with paragraph 80 of APB 16, "Business Combinations", the purchase price was recorded as an asset when cash payments were made to the sellers. Cash payments of $300,000 and $162,877 were recorded in 2000 and 2001, respectively, as Excess Cost of Purchased Subsidiary. As disclosed in footnote 1 (g) to these financial statements, these amounts were subsequently written off as impaired.

        On July 1, 2002, the Company acquired 100% of the outstanding shares of CJD & Associates, L.L.C. from Colin and Julie Davidson for an initial purchase price of $2,024,816. A portion of the initial purchase price has been allocated to Excess Cost of Purchased Subsidiary as disclosed in footnote 1 (g). The sellers are entitled to an increase of the initial purchase price equal to 30% CJD & Associates monthly net revenues during the contingency period of September 1, 2003 to September 1, 2007. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 80 of APB 16, "Business Combinations", the payment shall be recorded as an asset when made. CJD & Associates, L.L.C. operates an insurance agency wholesaler under the trade name of Davidson Babcock. As an insurance agency wholesaler, Davidson Babcock typically sells insurance policies through retail agents and not directly to consumers. With regards to the acquisition of CJD & Associates, L.L.C., the Company has compiled the following pro forma information.

        The following summary consolidated actual and pro forma financial information should be read in conjunction with our consolidated financial statements and their related notes. The consolidated statement of operations data for the period ended September 30, 2002 and year ended December 31, 2001 labeled "Actual" are derived from, and are qualified by reference to, the audited financial statements included. The consolidated statement of operations data for the period ended September 30, 2002 and year ended December 31, 2001 labeled "Pro Forma" are unaudited. The consolidated balance sheet data at September 30, 2002 and December 31, 2001 labeled "Actual" are derived from, and are qualified by reference to, the audited financial statements included. The consolidated balance sheet data at September 30, 2002 and December 31, 2001 labeled "Pro Forma" are unaudited.

Consolidated Statement of Operations Data:

	Period Ended September 30, 2002		Year Ended December 31, 2001
	Actual	Pro Forma	Actual	Pro Forma
Operating income	$28,610,489	$30,856,866	$24,494,157	$27,585,452
Operating expenses	26,668,801	28,270,658	23,270,947	25,658,556
Other (income) expenses	151,355	90,808	169,561	235,369
Income tax expense (benefit)	608,714	848,437	358,241	575,119
Net income (loss)	1,181,619	1,646,963	695,408	1,116,408
Net income (loss) per share:
Basic	1.37	2.00	0.91	1.52
Diluted	1.30	1.86	0.90	1.44

Consolidated Balance Sheet Data:

	September 30, 2002		December 31, 2001
	Actual	Pro Forma	Actual	Pro Forma
Cash	$5,121,129	$5,121,129	$4,787,869	$5,175,931
Accounts and notes receivable, net	8,205,327	8,205,327	7,810,688	10,016,270
Other current assets	3,248,416	3,248,416	1,831,262	1,858,607

Current Assets	16,574,872	16,574,872	14,429,819	17,050,808
Net property and equipment	1,888,034	1,888,034	649,776	754,304
Other noncurrent assets	3,245,625	3,245,625	2,377,316	3,506,709

Total Assets	$21,708,531	$21,708,531	$17,456,911	$21,311,821

Accounts payable	$1,246,417	$1,246,417	$1,091,371	$1,336,546
Premiums payable to insurance companies	3,579,581	3,579,581	2,256,732	4,237,671
Unearned buyer assistance plan fees	1,893,745	1,893,745	928,232	928,232
Current maturities of long-term debt	3,142,747	3,142,747	3,470,608	5,067,549
Other current liabilities	320,846	320,846	992,357	1,024,212

Current Liabilities	10,183,336	10,183,336	8,739,300	12,594,210
Long-term debt	7,598,443	7,598,443	7,398,935	7,398,935
Other noncurrent liabilities	168,310	168,310	42,260	42,260

Total Liabilities	17,950,089	17,950,089	16,180,495	20,035,405

Common stock	774,173	774,173	704,018	704,018
Preferred stock	2,078,867	2,078,867	1,899,850	1,899,850
Paid in capital	1,976,552	1,976,552	703,023	703,023
Treasury stock	(39,500)	(39,500)	(39,500)	(39,500)
Retained earnings	(1,175,563)	(1,175,563)	(1,990,093)	(1,990,093)
Notes receivable for common stock	—	—	(8,193)	(8,193)
Accumulated other comprehensive income	143,913	143,913	7,311	7,311

Total Liabilities and Stockholders' Equity	$21,708,531	$21,708,531	$17,456,911	$21,311,821

15.  Stock-Based Compensation

        The Company's net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company's stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of No. 123, "Accounting for Stock-Based Compensation":

2002
Net income:
As reported	$1,181,619
Pro forma	1,016,755
Basic earnings per share:
As reported	1.37
Pro forma	1.15
Diluted earnings per share:
As reported	1.30
Pro forma	1.10

        The fair value of the options granted during 2002 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

2002
Expected term	2.4 years
Expected stock volatility	30%
Risk-free interest rate	5%
Dividend	1%
Fair value per share	$5.49

        The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under a shareholder-approved plan. The Brooke Corporation 2001 Compensatory Stock Option Plan authorizes the issuance of up to 90,000 shares of the Company's common stock, for use in paying incentive compensation awards in the form of stock options. Unless otherwise required by law, the options are granted at fair value at the date of grant and, except for stock options awarded to selected officers and directors, become partially exercisable immediately. The options expire five to ten years from the date of grant. At September 30, 2002, there were 44,500 additional shares available for granting stock options under the stock plan.

	Shares Under Option	Weighted Average Exercise Price
Outstanding, Jan. 1, 2002	—	$—
Granted	47,500	25.00
Exercised	—	—
Relinquished	2,000	27.50
Terminated and expired	—	—
Outstanding, September. 30, 2002	45,500	$25.00

        Options to purchase 2,100 shares were exercisable at September 30, 2002. The following table summarizes information concerning outstanding and exercisable options at September 30, 2002.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$25-27.50	45,500	2.4	$25.00	2,100	$25

        On September 20, 2002, Robert Orr relinquished the 2,000 options granted to him by the Company's Compensation Committee.

16.  Goodwill and Other Intangible Assets

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

        The following table adjusts reported net income and earnings per share for the nine months ended September 30, 2001 (prior to the adoption date) to exclude amortization of goodwill and other intangible assets with indefinite useful lives:

	Net Income	Basic EPS	Diluted EPS
As reported	$780,244	1.09	1.05
Amortization of goodwill	2,835.00		.00

	$783,079	1.09	1.05

        There are no intangible assets with indefinite useful lives, other than goodwill, as of September 30, 2002, and September 30, 2001. The intangible assets with definite useful lives have a value of $2,341,448 and $657,239 as of September 30, 2002, and September 30, 2001, respectively. These assets are included in "Other Assets" in the balance sheet. Amortization expense was $126,533 and $109,520 for the period ended September 30, 2002 and 2001, respectively.

17.  Supplemental Cash Flow Disclosures

Supplemental disclosures:
Cash paid for interest	$523,653	$363,004

Cash paid for income tax	$—	$—

Non cash financing activity—additional paid in Capital for contributed services	$30,000	$30,000

        During the nine month period ending September 30, 2002, the statement of cash flows reflect the purchase of agencies into inventory totaling $3,833,605 and the sale of agencies from inventory totaling $9,553,106. Agency inventory decreased $867,320 from the December 31, 2001 to September 30, 2002, however net cash of $5,719,501 was provided by the Company's agency inventory activities because $4,852,181 of the purchase price of agency inventory was provided by sellers per table below.

September 30, 2002
Purchase of insurance agency inventory	$(3,833,605)
Sale of insurance agency inventory	9,553,106

Net cash provided from sale of agency inventory	5,719,501
Cash provided by sellers of agency inventory	(4,852,181)

Decrease in inventory on balance sheet	$867,320

18.  Reclassifications

        Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

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

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

        Net income for the third quarter of 2002 was $316,458 or $.34 per share, compared with net income in the third quarter of 2001 of $55,503 or $.06 per share. Total operating income for the third quarter of 2002 was $10,548,411, which is an increase of approximately 65% from total operating income of $6,395,014 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations.

        Payroll and other operating expenses also increased primarily as a result of the Company's expansion of its insurance agency operations and the recent acquisition of CJD & Associates. Payroll expenses increased to $1,946,650 in the third quarter of 2002 from $1,045,636 in the third quarter of 2001, which is an increase of approximately 86%. Other operating expenses increased to $1,088,860 in the third quarter of 2002 from $483,581 in the third quarter of 2001, which is an increase of approximately 125%. Other operating expenses increased much faster than revenues largely as a result of opening additional insurance service center locations.

        Depreciation and amortization expenses increased to $238,600 in the third quarter of 2002 from $123,064 in the third quarter of 2001, which is an increase of approximately 94%. The increase is primarily attributable to amortization expense associated with the Company's recent loan participation sales activity and the recent acquisition of CJD & Associates.

        Bond interest expense increased to $124,099 in the third quarter of 2002 from $88,725 in the third quarter of 2001, which is an increase of approximately 40%. The increase is primarily attributable to the sale of additional bonds by the Company's finance company subsidiary.

        The Company's effective tax rate on income was 34% in the third quarter of 2002 and 34.0% in the third quarter of 2001. The Company has recorded income tax payable of $112,889 as of September 30, 2002 and a deferred tax asset of $452,122 as of September 30, 2001. The Company's deferred tax asset decreased as tax benefits resulting from prior period losses were used to offset current tax expense.

        On September 30, 2002, the Company's largest asset category was accounts and notes receivables, which totaled $7,597,138 and was comprised of notes receivable balances, accrued interest on notes receivables and customer receivable balances. Although a loss allowance was made for the Company's long-term loss exposure related to its recourse liability on loans sold to participating lenders, no loss allowance has been made for the Company's accounts and notes receivables because these assets have a short term exposure to loss and the Company has experienced minimal credit losses. All of the Company's notes receivables are held for sale and typically sold within a short period of time. Most of the Company's accounts receivables are agent obligations that are paid at the next monthly statement settlement so accounts receivables are typically paid within 30 days.

        On September 30, 2002, customer receivables were $5,767,726, which is an increase of approximately 35% from $4,264,117 at September 30, 2001. Customer receivables increased because total revenues increased, however customer receivables increased at a lower rate than the rate at which Company's revenues increased. On September 30, 2002, notes receivables were $1,490,464, which is an increase of approximately 37% from $1,084,838 at September 30, 2001. Notes receivables increased primarily as a result of management's decision to temporarily retain more loans in its "held for sale" portfolio because the Company had the funds temporarily available to retain additional loans and the investment returns on these loans were greater than alternative investments. Furthermore, with funds temporarily available to retain loans longer, the Company can spend more time marketing and seasoning these loans which typically improves the Company's prospects for profits when the loans are ultimately sold.    On September 30, 2002, accrued interest on notes receivables was $338,948, which is a decrease of approximately 50% from $675,523 at September 30, 2001. This decrease is primarily attributable to the scheduling of more frequent interest payments from borrowers.

        On September 30, 2002, other receivables were $1,743,222, which is an increase of approximately 329% from $406,314 at September 30, 2001. This increase is primarily attributable to the increased level of agent advances that are due more than 30 days from the date of the advance and therefore not included in agents' monthly statement balances that must be paid each month. The due date for these advances is extended beyond 30 days because these advances are typically repaid from receipts that have been delayed. The most common source of delayed receipts is the delayed payment of commissions by insurance companies during the transition period when an agency is first purchased and the increased level of agency sales is the primary reason for the increased level of delayed receipts.

        On September 30, 2002, deposits were $50,156, which is a decrease of approximately 1% from $50,769 at September 30, 2001.

        On September 30, 2002, prepaid expenses were $230,714, which is a decrease of approximately 26% from $311,787 at September 30, 2001. This decrease is primarily attributable to expenses associated with the sale of the Company's public offering of bonds that are amortized over a period ending at bond maturity.

        On September 30, 2002, premiums payable to insurance companies were $3,579,581, which is an increase of approximately 43% from $2,499,368 at September 30, 2001. This increase is primarily a result of the Company's expansion of its insurance agency operations and the recent acquisition of CJD & Associates.

        On September 30, 2002, current maturities of long-term debt were $1,661,500, which is a decrease of approximately 26% from $2,246,363 at September 30, 2001. This decrease is primarily attributable to the prepayment of balances due to sellers in return for seller discounts.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

        Net income for the nine months ended September 30, 2002 was $1,181,619 or $1.37 per share, compared with net income for the comparable period of the prior year of $780,244 or $1.09 per share. Total operating income for the nine months ended September 30, 2002 was $28,610,489, which is an increase of approximately 59% from total operating income of $17,995,712 during the comparable period of the prior year. This increase is primarily the result of the Company's recent expansion of its insurance agency operations.

        Payroll and other operating expenses also increased primarily as a result of the Company's expansion of its insurance agency operations and the recent acquisition of CJD & Associates. Payroll expenses increased to $4,930,801 for the nine months ended September 30, 2002 from $2,878,608 in the comparable period of the prior year, which is an increase of approximately 71%. Other operating expenses increased to $3,010,865 for the nine months ended September 30, 2002 from $1,316,801 in the comparable period of the prior year, which is an increase of approximately 129%. Other operating expenses increased much faster than revenues largely as a result of opening additional insurance service center locations.

        Depreciation and amortization expenses increased to $544,455 for the nine months ended September 30, 2002 from $353,712 in the comparable period of the prior year, which is an increase of approximately 54%. The increase is primarily attributable to amortization expense associated with the Company's recent loan participation sales activity and the recent acquisition of CJD & Associates.

        Bond interest expense increased to $372,298 for the nine months ended September 30, 2002 from $226,942 in the comparable period of the prior year, which is an increase of approximately 64%. The increase is primarily attributable to the sale of additional bonds by the Company's finance company subsidiary.

Analysis by Segment

        The Company separates insurance agency operations from finance company operations when analyzing performance. In the first nine months of 2002 and 2001, most of the Company's revenues were generated from its insurance agency operations. However, most of the profits for the first nine months of 2002 were generated from finance company operations.

Insurance Agency Segment

        For performance comparisons of insurance agency operations, the Company typically analyzes operating profits and operating profit margins. Operating profits for the Company's insurance agency operations are defined as earnings before interest, taxes, depreciation and amortization. The Company typically expects operating profit margins, including insurance related facilitator profits, from insurance agency operations in excess of 10%. For the three months ending September 30, 2002, the Company's insurance agency operating profits, including insurance related facilitator profits, were $385,167 on insurance commissions and fees of $10,013,353, resulting in an operating profit margin of approximately 3.9%. During the comparable period of 2001, insurance agency operating profits, including insurance related facilitator profits, were $99,350 on insurance commissions and fees of $5,983,434, resulting in an operating profit margin of approximately 1.7%. For the nine months ending September 30, 2002, the Company's insurance agency operating profits, including insurance related facilitator profits, were $726,530 on insurance commissions and fees of $26,434,311, resulting in an operating profit margin of approximately 2.7%. During the comparable period of 2001, insurance agency operating profits, including insurance related facilitator profits, were $1,269,322 on insurance commissions and fees of $17,178,048, resulting in an operating profit margin of approximately 7.4%. The significant decrease of operating profit margins in the three months and nine month periods ending September 30, 2002 from the comparable periods in 2001 occurred because insurance commission income increased at a much slower rate than expenses for this segment, especially other operating expenses and commissions expense paid to agents.

        Insurance commissions in the third quarter of 2002 increased to $8,712,811 or approximately 61%, from $5,409,844 in the third quarter of 2001. Insurance commissions in the third quarter increased primarily as a result of the Company's recent expansion. Commissions expense paid to the Company's agents in the third quarter of 2002 increased to $6,599,645 or approximately 51%, from $4,360,995 in the third quarter of 2001. Commission expense increased because insurance commission income increased and agents are typically paid a share of insurance commissions income. Insurance commission income in the first nine months of 2002 increased to $22,210,504 or approximately 42%, from $15,662,675 in the comparable period of 2001. Insurance commissions in the first nine months of 2002 increased primarily as a result of the Company's recent expansion. Commissions expense paid to the Company's agents in the first nine months of 2002 increased to $17,810,382, or approximately 52%, from $11,738,522 in the comparable period of the prior year. Commission expense increased because insurance commission income increased and agents are typically paid a share of insurance commissions income, however commissions expense paid to agents increased at a faster rate than insurance commission income because the Company has increased the share of sales commissions paid to agents and because a smaller share of the Company's insurance commissions result from the sales of "targeted market" policies for which the commission rates paid to agents are generally less.

        Included in insurance commission income are profit sharing commissions, which are the Company's share of insurance company profits on policies written by the Company's agents. Profit sharing commissions were $95,145 for the three-month period ending September 30, 2002 or approximately 1.1% of insurance commission income. During the comparable period of 2001, profit sharing commissions were $57,681 or approximately 1.1% of insurance commission income. Profit sharing commissions were $592,494 for the nine month period ending September 30, 2002 or approximately 2.7% of insurance commission income. During the comparable period of 2001, profit sharing commissions were $690,233 or approximately 4.4% of insurance commission income. Profit sharing commissions received by the Company decreased in the three months and nine month periods ending September 30, 2002 from the comparable periods in 2001 because insurance company profits on policies written by the Company's agents decreased.

        Insurance commissions are reduced by the estimated amount of commission refunds resulting from future policy cancellations and revenue was correspondingly increased by $5,460 and reduced by $11,915 for the quarters ending September 30, 2002 and September 30, 2001, respectively and reduced by $24,004 and $45,566 for the nine month periods ending September 30, 2002 and September 30, 2001, respectively. A corresponding liability has been accrued in the amounts of $320,846 and $279,132 as of September 30, 2002 and September 30, 2001 respectively.

        Fee income from the Company's insurance related facilitator activities, such as consulting, agency finders fees, gains on agency sales and agency seller discounts increased to $1,286,512 in the third quarter of 2002 from $573,590 in the comparable period of the prior year and increased to $4,223,807 for the first nine months of 2002 from $1,515,373 in the comparable period of the prior year. Facilitator fee income increased in the three months and nine month periods ending September 30, 2002 from the comparable periods in 2001 because of the Company's increasing emphasis on fee income and increased agency sales activity. Revenues from buyer's finder fees have been differentiated from revenues for gains on sale of agencies because finder's fees represent amounts received from prospective agency buyers for the Company's efforts in locating an agency to acquire from an unaffiliated third party seller. In these instances, the Company does not purchase the agency into inventory. On the other hand, gains on sale of agencies represent the net gains received for the sale of agencies directly acquired by the Company and held in its inventory. When the Company purchases agencies directly into its inventory, a portion of the purchase price is usually deferred. Several months after the agency purchase, if the Company is reasonably confident that the purchase agreement representations were accurate and no significant transitioning problems are identified, then the Company offers to prepay the remaining amounts due to sellers if the remaining balance is discounted. Although recorded as "Gains on extinguishment of debt", seller discounts are not considered extraordinary income because they occur frequently and are considered recurring factors in the evaluation of the Company's operating processes.    Revenues from finders fees, gains on sale of agencies and seller discounts are recognized immediately because the Company has no continuing obligation. The Company provides consulting and other assistance to agency owners during the first months of agency ownership through a Buyers Assistance Plan ("BAP") program. The Company records BAP income using the percentage of completion accounting method, so $1,893,745 of BAP fees were deferred as of September 30, 2002 and a corresponding liability was recorded by the Company. The Company's profitability is substantially the result of fee income from its facilitator activities which are typically associated with the purchase and sale of insurance agencies. As such, the value of those agencies and the financial performance of insurance agency buyers are important to the Company's prospects. The Company is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of its agencies. The performance of the Company's loan portfolio appears to substantiate this conclusion.

        The Company's business includes the buying and selling of insurance agencies held in inventory. One of the agencies sold by the Company during the nine months ended September 30, 2002, was previously sold by the Company in a prior period. The Company re-acquired this agency into its inventory in 2001 and sold it in 2002 for a $223,402 loss. When the Company sells agencies from its inventory, agency value is usually dependent to a significant extent on the cooperation of the original agency seller during ownership transition. Although the seller's cooperation is provided for in the corresponding purchase agreement, it is the Company's experience that seller cooperation is more likely and enthusiastic if the seller has a continuing financial investment. As such, the Company negotiates to defer payment of a portion of the purchase price as additional leverage for seller cooperation. Sellers usually prefer that the Company, not the ultimate agency buyer, remain obligated for the amounts due sellers because sellers have indicated that they believe repayment is more likely from the Company than from agency buyers. However, the Company does not receive any reimbursement from agency buyers for interest expenses on amounts due to sellers, so the Company negotiates with sellers for low interest rates, preferably zero interest rates. The Company does not pay off sellers when an agency is sold to the ultimate agency buyer but instead waits until such time as the Company believes that no significant ownership transitioning issues remain.

        During the first nine months of 2002 William Tyer and Gerald Lanio agreed to cancel any debt owed to them by the Company resulting from the Company's acquisition of Interstate Insurance Group, LTD in June 2000. Messrs. Tyer and Lanio were motivated to cancel this debt because the purchase agreement structure resulted in some potential adverse income tax consequences to the sellers. As consideration for the cancellation of the remaining principal balance of $643,246 owed by the Company to Messrs. Tyer and Lanio, the Company amended Tyer's and Lanio's employment agreements to provide for bonus payments equal to 30% of the amount that Interstate Insurance Group's net quarterly commissions exceed $20,691 during the period beginning on June 30, 2002 and ending June 30, 2005.

Finance Company Segment

        Finance company operations consist primarily of lending to insurance agents. Agent loans are typically annually adjustable rate loans made for the purpose of acquiring insurance agencies. Net interest income and gross servicing income for the quarter ending September 30, 2002 was a net expense of $101,458 and for the quarter ending September 30, 2001 was a net income of $109,879 The significant reduction of net interest income resulted from a temporary increase in interest expense paid to loan participants. Net interest income and gross servicing income for the nine months ending September 30, 2002 and September 30, 2001 were $63,273 and $72,524 respectively.

        The decrease in net interest margins and gross servicing income for the three month and nine month periods ending September 30, 2002 from the comparable periods in 2001 is primarily the result of a larger loan portfolio and the resulting loan participation sales. When analyzing the impact that net interest margins and gross servicing income have on the Company's overall finance company operations, consideration should be given to amortization of the Company's servicing asset and subsequent adjustments to the Company's interest receivable asset referenced in the following discussion on loan participation sales.

        Revenues of $505,448 and $43,971 were recorded during the quarters ending September 30, 2002 and September 30, 2001 respectively, to realize a gain on the sale of notes receivables from recognition of the servicing asset and interest receivable asset resulting from the sale of loan participation. Revenues of $1,696,340 and $330,116 were recorded during the nine month periods ending September 30, 2002 and September 30, 2001 to realize a gain on the sale of notes receivables from recognition of the servicing asset and interest receivable asset resulting from the sale of loan participation. The increase in revenues from gains on sales of notes receivables for the three month and nine month periods ending September 30, 2002 from the comparable periods in 2001 is primarily the result of a larger loan portfolio and the resulting loan participation sales.

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

        In all sales of participations in insurance agent loans, the Company retains servicing responsibilities for which it typically receives annual servicing fees ranging from .25% to 1.375% of the outstanding balance. A gain is recognized immediately upon the sale of a loan participation when the annual servicing fees exceed the cost of servicing, which is estimated at .25% of the outstanding loan balance. In those instances where annual service fees received by the Company are less than the cost of servicing, a loss is immediately recorded. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions. For the quarters ending September 30, 2002 and September 30, 2001, the net gains from loan servicing totaled $234,506 and $18,659 respectively which included gains from servicing benefits of $245,685 and $46,203 respectively and losses from servicing liabilities of $11,179 and $27,544 respectively. For the nine month periods ending September 30, 2002 and September 30, 2001, the net gains from loan servicing totaled $761,939 and $166,523 respectively which included gains from servicing benefits of $780,963 and $213,170 respectively and losses from servicing liabilities of $19,024 and $46,647 respectively. The increase in net gains from loan servicing benefits and servicing losses for the three month and nine month periods ending September 30, 2002 from the comparable periods in 2001 is primarily the result of a larger loan portfolio and the resulting loan participation sales.

        In addition to loan servicing fees, the Company often retains interest income when participations in insurance agent loans are sold. The Company records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans. The Company's right to interest income is not subordinate to the investor's interests and the Company shares interest income with investors on a prorata basis. Although not subordinate to investor's interests, the Company's retained interest is subject to credit and prepayment risks on the transferred financial assets. In those instances where the Company provides recourse, a loss is recorded based on a present value calculation of future cash flows of the underlying loans. For the quarters ending September 30, 2002 and September 30, 2001, the net gains from interest benefits totaled $270,942 and $25,312 respectively which included gross gains from interest benefits of $341,345 and $34,273 respectively and losses from recourse liabilities of $70,403 and $8,961 respectively. For the nine month periods ending September 30, 2002 and September 30, 2001, the net gains from interest benefits totaled $934,401 and $163,593 respectively which included gross gains from interest benefits of $1,055,885 and $183,373 respectively and losses from recourse liabilities of $121,484 and $19,780 respectively. The increase in net gains from interest benefits for the three month and nine month periods ending September 30, 2002 from the comparable periods in 2001 is primarily the result of a larger loan portfolio and the resulting loan participation sales. Gains from servicing and interest benefits are typically non-cash gains as the Company receives cash equal to the carrying value of the loans sold. The Company has allocated the previous carrying amount between the assets sold and the corresponding retained interests, however cash in excess of the previous carrying amount is not generated by loan sales. A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities.

        Underlying assumptions used in the initial determination of future cash flows on the participation loans accounted for as sales include the following:

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed-Rate Stratum)
Prepayment speed*	10%	10%
Weighted average life*	103.2 months	N/A
Expected credit losses*	5.0%	5.0%
Discount Rate*	8.5%	11.00%

*
Annual rates

        Gain-on-sale accounting requires management to make assumptions regarding prepayment speeds and credit losses for the participated loans. The performances of these loans are extensively monitored, and adjustments to these assumptions will be made if necessary.

        The impact from the sale of loan participations can be seen in several areas of the Company's balance sheet. The most significant has been the removal of insurance agent loans that the Company continues to service. On September 30, 2002 and September 30, 2001, the balances of those off-balance sheet managed assets totaled $49,038,829 and $33,521,508 respectively. During the quarters ending September 30, 2002 and September 30, 2001, the Company sold $13,357,407 and $4,679,532, respectively, of participations in insurance agent loans. During the nine month periods ending September 30, 2002 and September 30, 2001, the Company sold $40,921,663 and $14,864,351, respectively, of participations in insurance agent loans. The increased level of off-balance sheet managed assets and loan participation sales for the three month and nine month periods ending September 30, 2002 from the comparable periods in 2001 is primarily the result of a larger loan portfolio and the resulting loan participation sales.

        In connection with the recognition of non-cash gains for the servicing benefits of loan participation sales, the present value of future cash flows were recorded as a servicing asset. Components of the servicing asset as of September 30, 2002 were as follows:

Estimated cash flows from loan servicing fees	$1,740,306
Less:
Servicing Expense	(421,741)
Discount to Present Value	(434,661)

Carrying Value of Retained Servicing Interest in Loan Participations	$876,904

        In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows were recorded as a servicing liabilities. Components of the servicing liability as of September 30, 2002 were as follows:

Estimated cash flows from loan servicing fees	$0
Less:
Servicing expense	71,431
Discount to present value	(16,010)

Carrying Value of Retained Servicing Liability in Loan Participations	$55,421

        In connection with the recognition of non-cash gains for the interest benefits of loan participation sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities. Components of the interest receivable asset as of September 30, 2002 were as follows:

Estimated cash flows from interest income	$1,814,437
Less:
Estimated credit losses*	(271,672)
Discount to present value	(319,639)

Carrying Value of Retained Interest in Loan Participations	$1,223,126

*
Estimated credit losses from liability on sold recourse loans with balances totaling $10,797,768 on September 30, 2002. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

        The following table presents a summary of various indicators of the credit quality of off-balance sheet recourse loans at September 30, 2002:

Net charge offs*	$0
Recourse loans sold	$10,797,768
Estimated credit losses provided for	$271,672
Estimated credit losses to recourse loans sold at period end	2.51%
Estimated Credit Loss Rates:
Annual basis	5.00%
Percentage of original balance	2.15%
Delinquency rates:
30 to 89 days*	0%
90 days or more*	0%

*
Although no amounts of recourse loans were charged off for the three month and nine month periods ending September 30, 2002 and no loans were delinquent 30 days or more as of September 30, 2002, it is likely that loan delinquencies and loan charge offs will occur during the life of the sold recourse loans.

Liquidity and Capital Resources

        The balances of the Company's cash and cash equivalents were $5,121,129 and $4,212,022 at September 30, 2002 and September 30, 2001 respectively. The Company's current ratios (current assets to current liabilities) were 1.63 and 1.58 at September 30, 2002 and September 30, 2001 respectively. The Company has improved its current ratio and increased its cash balances to take advantage of business opportunities such as increasing agency inventory, negotiating seller discounts and attracting suppliers. Correspondingly, the Company's current ratio and cash balances will be adversely affected if agency inventory increases or seller loan balances are prepaid.

        For the nine month period ending September 30, 2002, net cash of $2,367,224 was provided from operating activities. Cash of $1,322,849 was provided by an increase in premiums due to insurance companies and cash of $965,513 was provided by an increase in unearned buyers assistance plan fees. Cash of $864,150 was used to fund an increase in other receivables. For the nine month period ending September 30, 2002, net cash of $2,963,025 was provided by investing activities. A large net cash inflow resulted from insurance agency inventory transactions as cash proceeds of $9,553,106 from sales of agency inventory exceeded cash payments of $3,833,605 for purchases of agency inventory primarily because cash payments for part of the agency purchase prices were deferred. Cash payments of $2,224,816 were used for purchases of long term investments in agencies that were not classified as inventory. For the nine month period ending September 30, 2002, net cash of $4,996,989 was used in financing activities with $6,035,911 of cash used for payments on long-term seller debt. The Company's cash balances increased by $333,260 from December 31, 2001 to September 30, 2002.

        For the nine month period ending September 30, 2001, net cash of $800,781 was used by operating activities. The largest use of operating cash was $3,133,166, which was used to fund an increase in accounts and notes receivables. For the nine month period ending September 30, 2001, net cash of $558,904 was used by investing activities and net cash of $3,888,194 was provided by financing activities primarily from the issuance of bonds by the Company's finance company subsidiary. The Company's cash balances increased by $2,528,509 from December 31, 2000 to September 30, 2001.

        If necessary, the Company believes it can increase cash flow within a relatively short period of time by liquidating its notes receivable inventory or by liquidating its insurance agency inventory.

        The Company's "Other Assets" account balance totaled $3,245,625 and $1,380,941 on September 30, 2002 and September 30, 2001 respectively. Included in Other Assets are intangible accounts such as goodwill, excess of cost over fair value of net asset, deferred tax assets and servicing assets. If the Company's total assets are adjusted to exclude Other Assets, then the Company's adjusted total assets exceeded its total liabilities by $512,817 on September 30, 2002, and the Company's total liabilities exceeded adjusted total assets by $586,953 on September 30, 2001. Future Company acquisitions will likely increase the Other Assets account balances and could result in total liabilities exceeding adjusted total assets in future periods. The Company's "Investment in Agencies" account balances of $0 and $999,584 represent the cost, or market value if lower, of insurance agencies held in inventory for resale to franchise agents on September 30, 2002 and September 30, 2001, respectively. Although intangible, the Company believes that agency inventory assets differ from other intangible assets, such as goodwill, because agency inventory is held for a relatively short period of time and has a recently demonstrated value.

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

Related Party Loans

        The Company's related party loans and other information are summarized in footnote number 13 to the Company's Consolidated Financial Statements for the fiscal quarter ended September 30, 2002.

Critical Accounting Policies

        The Company established accounting policies are summarized in footnote number 1 to the Company's Consolidated Financial Statements for the fiscal quarter ended September 30, 2002. As part of its oversight responsibilities, management continually evaluates the propriety of its accounting methods as new events occur. Management believes that its policies are applied in a manner which is intended to provide the user of the company's financial statements a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles.

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

Effect of Recently Issued Accounting Pronouncements

        Footnote numbers 11 and 14 to the Company's Consolidated Financial Statements for the fiscal quarter ended September 30, 2002 provide additional information on the effect to the Company of the following recently issued accounting pronouncements: SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS 143, "Accounting for Asset Retirement Obligations" and SFAS No 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

Item 3. Controls and Procedures.

        Our principal executive officer and principal financial officer have evaluated the effectiveness of our "disclosure controls and procedures," as that term is defined in Rule 15d-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act"), within 90 days of the filing date of this Quarterly Report on Form 10-Q. Based on their evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by us in those reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

        There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings

        During the third quarter of 2000 no legal proceedings were commenced to which the Company is a party or to which its property is subject that will result in a judgment against the Company for an amount in excess of 10% of the current assets of the Company, nor to the best of the Company's knowledge are any material legal or other governmental proceedings contemplated.

Item 2—Changes in Securities and Use of Proceeds

        During the third quarter of 2002, there were no changes in securities.

Item 3—Default Upon Senior Securities

        There have been no defaults upon senior securities.

Item 4—Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of shareholders in the third quarter of 2002.

Item 5—Other Information

        None.

Item 6—Exhibits and Reports on Form 8-K

  (a)
  Exhibits. The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-B:

Exhibit No.	Description
23.1	Consent of Accountants(1)

(1)
Filed herewith.

(b)
Reports on Form 8-K. During the third quarter of 2002, no reports on Form 8-K were filed.

SIGNATURES

        In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2002	BROOKE CORPORATION
	By:	/s/ ROBERT D. ORR Robert D. Orr, Chief Executive Officer
	By:	/s/ LELAND G. ORR Leland G. Orr, Chief Financial Officer

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

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ ROBERT D. ORR Robert D. Orr Chief Executive Officer

CERTIFICATIONS

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

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely effect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ LELAND G. ORR Leland G. Orr Chief Financial Officer

EXHIBIT LIST

Exhibit No.	Description
23.1	Consent of Accountants(1)

(1)
Filed herewith.

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Information
Brooke Corporation Consolidated Financial Statements For the Nine Months Ended September 30, 2002 and 2001
INDEPENDENT ACCOUNTANTS' REPORT
Brooke Corporation Consolidated Balance Sheets (unaudited) SEPTEMBER 30, 2002 AND 2001
Brooke Corporation Consolidated Statements of Income (unaudited) THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
Brooke Corporation Consolidated Statements of Income (unaudited) NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
Brooke Corporation Consolidated Statements of Changes in Stockholders' Equity (unaudited) NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
Brooke Corporation Consolidated Statements of Cash Flows (unaudited) NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
Brooke Corporation Notes to Consolidated Financial Statements (unaudited) NINE MONTHS ENDED SEPTEMBER 30, 2002 and 2001
  Item 2. Management's Discussion and Analysis or Plan of Operation
  Item 3. Controls and Procedures.
PART II—OTHER INFORMATION
  Item 1—Legal Proceedings
  Item 2—Changes in Securities and Use of Proceeds
  Item 3—Default Upon Senior Securities
  Item 4—Submission of Matters to a Vote of Security Holders
  Item 5—Other Information
  Item 6—Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS
EXHIBIT LIST