Form 10KSB
period 2002-12-31
BROOKE CORP
filed 2003-03-27
CIK 834408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-31789

BROOKE CORPORATION
(Exact name of small business issuer as specified in its charter)

Kansas	48-1009756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10895 Grandview Drive, Suite 250, Overland Park, Kansas 66210
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (913) 661-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $1.00 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.   ☒

Issuer’s revenues for its fiscal year ending December 31, 2002 were $ 40,395,273.

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

As of February 28, 2003 the number of shares outstanding of issuer’s common stock was 774,973.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check One):  Yes  ☐   No  ☒

FORWARD-LOOKING STATEMENTS

The following cautionary statement is made for the purpose of taking advantage of any defenses that may exist under the law, including common law.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements that are not statements of historical facts.  This document contains forward-looking statements which can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” or “expect” or other similar statements.  These forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  Brooke Corporation’s (the “Company”) expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and data available from third parties.  However, there can be no assurance that management’s expectations, beliefs or projections will occur or be achieved or accomplished. In addition to other factors and matters discussed elsewhere, the following are important factors that, in the view of the Company, could cause actual results to differ materially from those discussed in the forward-looking statements:

(a)           the growth projected by the Company, if achieved, must be efficiently and effectively managed;

(b)           the Company’s financial results will depend upon the success of its marketing efforts and its ability to attract and retain key personnel;

(c)           recently enacted federal legislation (Financial Services Modernization Act) may impact the Company’s agents in ways that are not anticipated; and

(d)           the Company must use the Internet and other technology to manage projected growth.

The Company does not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1                                                        DESCRIPTION OF BUSINESS

Nature of the Business.  The Company engages primarily in the business of selling insurance and financial services through franchisees or franchise agents.  More specifically, most of the Company’s revenues are currently derived from the sale of property and casualty insurance policies.  Franchise agents are sometimes referred to as “vested producers” by those in the property and casualty insurance industry.

The Company sells insurance and financial services through franchise agents that are business owners because the Company’s philosophy emphasizes the motivation provided by business ownership.  The Company’s primary mission is to make business ownership, especially insurance agency ownership, more attainable, more valuable and more liquid.  Therefore, the Company makes loans to franchise agents to acquire insurance agencies and consults with franchise agents on the buying and selling of insurance agencies.  The Company is exploring the expansion of its franchise activities to service related businesses other than insurance.

For a share of sales commissions, the Company provides franchisor services to its franchise agents in accordance with the “Master Agent” program pioneered by the Company.  The basic premise of the Company’s Master Agent program is that franchise agents must outsource certain administrative activities to a Master Agent that can generate sufficient economies of scale to reduce administrative expenses and increase franchise agent productivity.  Administrative and processing services provided by the Company to the agents under the Master Agent program include, but are not limited to, accounting, data maintenance and payment services.

In connection with the Master Agent program, the Company prepares, reconciles and distributes monthly statements to each of its franchise agents.  Such monthly statements list all credits and debits and represent a comprehensive reconciliation of Company commissions, receipts from agent’s customers, checks issued to an agent’s customer and vendors, and pass-through or journal entries for amounts due the Company in its capacity as Master Agent.

The Master Agent program also promotes agency efficiency through data maintenance services.  All customer account documents are provided to the Company for imaging or other electronic storage.  Agents are then provided passwords so documents associated with an agency may be viewed by such agency’s personnel from any location via the Company’s website.

In addition, the Company provides marketing assistance to its network of agents through brand name development.  By participating in the Master Agent program, agents gain the power of a common brand name through the Company.  The Company believes that associating products and services with a trusted brand name can result in additional sales, much like additional sales that can result from a product endorsement.  Although a trusted brand name may attract an Internet customer, because of the complexity of many insurance products and financial services, the assistance of a local franchise agent to provide individualized customer support is often required.  The Company believes that franchise agents with a trusted brand name, local agency presence and Master Agent support are well-positioned to compete with Internet and telephone sales of insurance and financial services.

Another aspect of the Master Agent program that the Company believes is advantageous to the agents is the Company’s purchasing power.  By consolidating purchasing activities, the Company believes that a Master Agent is able to negotiate better commissions and has access to more insurance companies.

The Company also provides loans to independent insurance agents for acquisition of insurance agencies and consults with agency buyers and sellers.  The Company believes that independent insurance agents, as small business owners, distribute financial services less expensively because they are more motivated and willing to defer some of their compensation until the agency business is sold.  Therefore, as part of the effort to make agents more efficient, the Company attempts to make ownership more attractive by facilitating ownership transfers through development of detailed legal standards, increasing credit availability by developing agency lending standards, and making ownership value easier to measure with standards for appraisals for insurance agencies.

Business History.  The Company was incorporated under the laws of the State of Kansas on January 17, 1986, under the name of Brooke Financial Services, Inc.  The Company subsequently amended its articles of incorporation, changing its name to Brooke Corporation.  The Company is controlled by Brooke Holdings, Inc., which owned approximately 66.01% of the outstanding common stock of the Company as of February 28, 2003.

In the early years of the Company’s operations, the Company sold its services primarily to bank insurance agencies; however, the bank market was limited because only the smallest banks were authorized to sell insurance.  Therefore, the Company began focusing on the sale of its services to independent insurance agents.

Several significant events occurred in 1996 which affected the Company’s operations, including: (1) the expansion of the Company’s processing center into a larger facility in Phillipsburg, Kansas, (2) the adoption of a “franchise” approach to expansion, and (3) the development of a lending program for agency acquisition by franchise agents.

From 1996 to 1999, the Company spent significant resources researching and developing the processing standards and marketing plans described herein, which represent the foundation of the Company’s Master Agent program.  During this period of time, the Company also rewrote its document management and commissions accounting software to accommodate these processing standards and began to present document images and commission statements on the Company’s web site.  Since 1999, the Company has maintained a web site at www.brookecorp.com, which provides general information about the Company and hyperlinks to other related web sites.  In addition, the Company maintains a web site at www.brookeprocessing.com, which the Company utilizes to provide document and commission information to its franchise agents.  The contents of such web sites (including any web site connected by hyperlink) are not incorporated into this Annual Report by reference.

In 1998, the Company developed a sales organization which had a full support staff in each state where the Company conducted operations.  The result was the creation of a sales and support organization that was expensive and required more management resources than the Company could afford.  In 2000, a regional office approach was adopted to consolidate state office facilities and staff.  Regional offices are currently located in the Kansas City, Missouri, Dallas, Texas, Denver, Colorado and Nashville, Tennessee metropolitan areas.  In 2001, the Company’s national office in Overland Park, Kansas was expanded to provide additional marketing support to the Company’s regional offices.  In 2001, customer service centers were opened in Dallas and Brownsville, Texas to assist agents, for an additional fee, in the servicing of their clients.  In 2002, additional customer service centers were opened in Omaha, Nebraska, Las Vegas, Nevada, Tarpon Springs, Florida and Phoenix, Arizona.

Also in 2000, the Company elected to register its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended.  The Company believes that such registration provides, among other things, a familiar and consistent format for disclosure to the Company’s existing and future shareholders, a familiar and consistent format for disclosure to the existing and future holders of bonds issued by the Company’s finance company subsidiary, Brooke Credit Corporation, and promotes shareholder liquidity by facilitating a possible future listing of the Company’s securities on a national exchange, as reporting company status is required in connection therewith.

During 2001, the Company improved its methods for assisting agencies in transferring agency ownership, which typically resulted in increased agency value and liquidity for those agencies.  The Company refers to these methods, or group of activities, as “facilitator” activities and includes, in addition to the lending division established in 1996, separate divisions established in 2001 for consulting with agency sellers under the trade name of “Agency Business Consultants” and for consulting with agency buyers under the trade name of “Heritage Agency Consultants.”

During 2002, the Company tailored its franchise disclosures to accommodate agent specialization, using the Master Agent concept, in financial services other than property and casualty insurance.  Also during 2002, the Company acquired a property in Phillipsburg, Kansas for renovation into a new processing center facility with increased office space and improved security.  Also during 2002, the Company significantly expanded its insurance brokerage operations with the acquisition of CJD & Associates, LLC which does business under the trade name of Davidson-Babcock and the acquisition of Bornstein Financial Group.  Davidson-Babcock is a property casualty general agency and Bornstein Financial Group is a life health agency that specializes in annuities.

Business Strategy.  The Company believes that independently owned and operated agencies represent an increasingly popular means for distributing certain insurance and financial services and that the Company’s Master Agent concept will become increasingly important to the future success of those agents.  As such, the Company expects the demand for its Master Agent services to grow rapidly.  Accordingly, if independently owned and operated agencies becomes a more popular means for distributing insurance and financial services, then demand for the Company’s ancillary products, such as facilitator and brokerage services, should grow correspondingly.

The Company, through its franchise company subsidiary, is a franchisor that provides services in accordance with the Master Agent concept pioneered by the Company for the sale of insurance through independent franchise agent owners.  Some of the primary Master Agent services provided by the Company include commissions accounting, document management, reliable supplier access and brand name recognition.  Additionally, the Company acquires agencies for sale to its franchise agents and manages service centers from which franchise agents can operate.  Agents and regional suppliers are served from the Company’s regional offices.  The Company’s national office coordinates regional office activities and manages national supplier relationships.

The independent agency system used in the insurance industry to sell insurance policies appears well suited to sell other financial services primarily because this system provides ownership to those professionals with the direct, or retail, customer relationship.  Agent specialization is a term used by the Company to describe the process of applying the expertise it has acquired from the distribution of insurance to the distribution of other financial services.  As it has done for insurance agency owners for many years, the Company intends to provide ownership to other financial services professionals for whom ownership opportunities were not previously available.  Accordingly, the Company plans to offer franchise agent opportunities for financial services such as lending and investment services.

The Company’s franchise agents are encouraged to share their product expertise by networking with other franchise agents through customer introductions and customer sharing.  Networking through customer account brokering is also encouraged, but must be specifically authorized by the Company because, when brokering, those franchise agents with supplier relationships do not sell directly to customers.  Categorizing franchise agents by specialty promotes agent networking because the Company believes that franchise agents with different specialties do not typically compete for customers.

The Company’s franchise agents are also encouraged to share facilities, staff and marketing expertise by recruiting subagents, with the same specialty as the franchise agent, to sell exclusively through the franchise agent.  As a result of the Company’s efforts to legally “carve out” and define a subagent’s ownership interest, subagents typically enjoy the same ownership benefits as franchise agents.  To control agent quality and ensure supplier approval, all subagent appointments must be authorized by the Company.

The Company believes that the motivation provided by business ownership will make the Company’s franchise agents and subagents more successful.  Therefore, the Company’s strategy includes facilitating ownership transfers and increasing agency value by lending to agents and consulting with agent buyers and agent sellers.  The Company believes that its facilitator activities will constitute an increasing share of its overall revenues.  Facilitator services are typically sold by the Company in conjunction with an ownership transfer.

While the Company’s Master Agent services do not typically involve any contact with the franchise agent’s customers, the Company believes that it can help franchise agents increase agency revenues and profitability by brokering policies to its franchise agent’s customers through one of Company’s brokerage subsidiaries.  For these brokerage services, the Company receives a share of commissions in addition to commissions received for Master Agent services.

Services and Products.  The Company has three product lines, the first of which is its franchisor services, which is based on the Company’s Master Agency program and which the Company believes is unique to the insurance and financial services industries.  The Company’s second line of products is its facilitator services which includes agency lending, agency consulting and other such services to facilitate agency ownership.  The Company’s third line of products is its brokerage services.   Brokerage services encompass the sale of insurance and financial services by the Company on a wholesale basis through exclusive franchise agents and other non-exclusive broker agents.  During 2002, the Company did not develop any new product lines, but did continue to revise, expand and redefine its existing product lines.  For instance, the

Company has extended its three product lines to include a financial services specialty in addition to the existing property and casualty specialty.

The Company’s first product line is franchisor services offered through its franchise subsidiary, Brooke Credit Corporation.  Document management and commissions accounting are an agency’s primary administrative functions and may be outsourced to the Company’s processing center as part of the Master Agent services offered by the Company as a franchisor.  Documents and accounting information are presented to franchise agents by the processing center through the processing center’s web site at www.brookeprocessing.com (the contents of which are not incorporated by reference into this Annual Report).  The Master Agent program also provides for the development of a national brand name for agents and the consolidation of an agent’s purchasing power with insurance companies and other financial services suppliers.

The Company’s second product line is facilitator services, which primarily encompasses the activities associated with the transfer of agency ownership.  Facilitator services include lending to agents for the purpose of acquiring and operating agencies.  The Company has developed a unique set of “Collateral Preservation” tools that has made the Company’s finance company subsidiary, Brooke Credit Corporation, a leader in the area of agency lending.  To accommodate the unusual collateral characteristics of franchise agent loans, the finance company retains the Company, as Master Agent, to: (1) maintain trust accounts for customer receipts; (2) centrally store collateral (customer files); (3) control supplier relationships; (4) account for and disburse revenues; and, (5) generally cooperate in preservation and, if necessary liquidation, of collateral.  The Company’s business includes the buying and selling of insurance agencies held in inventory.  As a result of its collateral liquidation activities, insurance agencies may be purchased by the Company into inventory, and sold by the Company from inventory on an ongoing basis.  The Company typically purchases from borrowers all such agencies because its experience in negotiating and consummating agreements for the purchase of intangible insurance agency assets makes agency value estimates more reliable and generally expedites collateral liquidation.  The lender typically reimburses the Company for any expenses or losses associated with collateral liquidation.  As described in the following paragraphs, although the Company may generate revenues from providing certain consulting services in conjunction with its collateral liquidation activities, it does not expect to generate future revenues from selling such agencies from its inventory at a profit.

Facilitator services include consulting with agent buyers.  The first year of ownership for all business owners is typically the most difficult.  As such, a “Buyers Assistance Plan” (“BAP”) is typically provided to consult with and otherwise assist franchise agents during their first months of ownership.  Some of the benefits provided by a BAP include: (1) pre-closing inspection reports; (2) marketing and training plan development; (3) operation analysis consulting; and, (4) cash flow assistance.  BAPs are provided through a wholly-owned subsidiary of the Company, The American Heritage, Inc. (“Heritage”), under the trade name Heritage Agency Consulting.  In addition to providing buyers assistance after an agency is acquired, Heritage also provides “Buyers Qualification Plans” which prepare and qualify prospective franchise agents for ownership.

Although there is demand for BAP consulting services from insurance agents, lenders are often interested in agent borrowers purchasing BAP consulting services.  The collateral for loans to agents is typically the intangible “book of business” or revenue stream that comprises the agencies’ value.  Without tangible assets to liquidate, it is important to lenders that the agent borrowers preserve collateral values by properly managing their business.

Since their introduction in 2001, the Company has made certain adjustments to pricing, added some additional features and permitted some BAP consulting services to be purchased on an “a la carte” basis.  The BAP services provided by the Company have been divided into four categories: (1) due diligence inspections before closing, (2) marketing and training consulting after closing, (3) operational consulting after closing and (4) right of buyer to rescind the agency purchase anytime within the first 30 days.

BAP services include an inspection report that is delivered to the buyer prior to closing so it can be used as part of buyer’s due diligence process.  Inspection reports are the compilation of information gathered from the agency seller and based on well-defined guidelines set forth in the exhibits to the BAP agreements.  BAP services include marketing and training consulting.  During the first 30 days after closing, a marketing plan is developed to guide the buyer’s marketing and training activities during the crucial first year of business.  BAP assistance includes payment for certain signage, mass media advertising and direct mail advertising expenses. If the buyer complies with the marketing plan, then the BAP provides marketing cash flow assistance that includes payment for commissions that are less than projected using information provided by the agency seller.  BAP services include operational consulting.  During the first 30 days after execution of the BAP, an operations report is compiled to help the buyer improve agency operations and historical commissions data is reconciled.  Some operational cash flow assistance is provided, as BAP services include arrangement for prepayment of certain Master Agent fees and accounts receivable funding.  BAP services include a protective rescission provision that allows buyers to rescind the agency purchase within 30 days.  This 30-day recession provision is exercised infrequently but provides comfort to both buyers and lenders.

BAP purchase prices have been allocated to each of the four categories of BAP services referenced above.  These allocations are based on factors such as consulting time expended and direct cash outlays.  The three BAP services categories for due diligence inspections, operational consulting and recession rights are generally provided within 30 days before or after execution of the BAP, so revenues associated with these services are typically recognized soon after execution of the BAP agreement.  The portion of the BAP purchase price that has been allocated to the marketing consulting services category has been further allocated into the following five subcategories to more accurately recognize revenue for marketing activities that are not performed within 30 days of BAP execution: (1) marketing plan development, which is immediately recognized as revenue because the plan is compiled within 30 days of the execution of the BAP, (2) mass media advertising, which is recognized as revenue evenly over the BAP period, (3) direct mail advertising, which is recognized as revenue evenly over the BAP period, (4) signage, which is immediately recognized as revenue because signage is installed within 30 days of the execution of the BAP, and (5) cash flow assistance, which is recognized as revenue evenly over the BAP period.

Facilitator services include consulting with agent sellers.  A Company subsidiary, under the trade name Agency Business Consultants, consults with franchise and non-franchise agents regarding the sale of their agencies.   Because the selling process is typically more difficult for a non-franchise agent, Agency Business Consultants offers a variety of consulting and brokerage services to non-franchise agents including: (1) agency profiles, (2) commission tabulations, (3) legal agreement examples, and (4) general sale preparation.  Additionally, the Company retains Agency Business Consultants, as its exclusive buyer representative, to find agencies to purchase from non-franchise agents for eventual sale to franchise agents.

The Company’s third product line is brokerage services, which includes brokerage of property casualty insurance and life health insurance through exclusive franchise agents and non-exclusive broker agents.  Although, with the Company’s permission, franchise agents are encouraged to share expertise by brokering customer accounts through other franchise agents.  The Company also offers brokerage services to franchise agents for certain niches that may not be adequately served through agent networking.

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

Most of the Company’s transactions are currently related to the sale of insurance policies, therefore a typical insurance transaction is described and other characteristics specific to insurance sales are discussed below.  A typical transaction occurs when an insurance policy is sold by one of the Company’s agents and the premium is paid by the customer directly to an insurance company.  On a periodic (usually monthly) basis, insurance companies pay commissions to the Company for the sale of insurance policies which the Company records as commission income.  The Company then pays a share of sales commissions to its franchise agents which is recorded by the Company as commission expense.

The Company is solely responsible for payment to insurance companies of premiums collected from customers for the sale of insurance policies even if its agents mishandle premium collection.  Accordingly, the Company is the recipient and owner of all commissions paid by insurance companies resulting from the sale of insurance policies by the Company’s agents.  The Company’s agents have an exclusive contractual relationship with the Company and generally do not have any contractual relationship with the insurance companies.  As such, payment of a share of sales commissions to the agents is an obligation of the Company and is not an obligation of any insurance company.  Furthermore, for income tax purposes, the Company is required to record all commissions received from insurance companies as income and correspondingly reports to the appropriate tax authorities all commissions expense paid to agents.

Commission expenses as a percentage of commission income has increased from approximately 69.0% in 2000 to approximately 77.6% in 2001 to approximately 82.6% in 2002, primarily because the Company has consistently increased the share of sales commissions paid to franchise agents.

The typical transaction outlined above provides for the billing and collection of premiums directly by insurance companies because, when available, the Company’s agents are required to use direct insurance company billing.  However, in those instances where direct company billing is not available, the Company is responsible to the insurance company for billing and collecting the full premium from customers.  The Company then remits to insurance companies the amount of the customer’s premiums, net of sales commissions, when the Company is billed by insurance companies.  As a result, the Company records an account receivable for the amount owed by the customer to the Company and simultaneously records a payable for the amount owed by the Company to the related insurance company.

Customer receivables are included in the balance sheet category for accounts and notes receivable.  This category also includes receivables from insurance companies for commissions on direct company billed policies, profit sharing commissions and certain notes receivables held by the Company’s finance company subsidiary, Brooke Credit Corporation.  Customer receivables result when the Company assumes responsibility for the billing and collection of premiums that is typically the responsibility of the insurance companies.  To accommodate customers when direct company billing is not available, the Company sometimes permits flexible premium payments by not requiring full premium payment prior to policy delivery.  This resembles the premium payment flexibility offered by insurance companies when premiums are direct company billed.  Consequences to the Company of providing this flexibility include collection risk and reduced cash balances from payment of premiums to insurance companies prior to premium collection from customers.

Customers.  The Company’s customers are typically entrepreneurial individuals with experience in the sale of insurance or financial services and a desire to be business owners.  Because the Company’s revenues are currently derived almost exclusively from insurance sales, the Company’s customers have historically been independent insurance agents.  The Company currently sells insurance through approximately 180 agency locations that employ or retain over 425 agents in Arizona, Colorado, Florida, Georgia, Illinois, Iowa, Kansas, Louisiana, Missouri, Nebraska, Nevada, New Mexico, Oklahoma, Tennessee, Texas, and Utah.  However, if the Company is successful in its plans to sell financial services, other than insurance, through independent agents then the Company’s customers may include loan brokers, securities brokers and other such entrepreneurs.

The Company’s franchise services, facilitator services and brokerage services have historically been sold to agents with an insurance specialty.  However these product lines are now available to agents that specialize in the sale of financial services other than insurance.

Insurance Market.  Most of the Company’s revenues result from sales of insurance policies.  Although the Company’s revenues are comprised primarily of the sales commission portion of insurance premiums, most industry analysis is based on premiums.  Based on typical sales commission rates, the Company has estimated that its gross annualized premiums will be $350 to $375 million for the 2003 fiscal year.  The Company estimates that its typical sales commission rate will be 12.5% in the 2003 fiscal year, which has been derived from an analysis of the Company’s actual historical commission rates and the Company’s knowledge of industry practices.  Although sales commission rates vary by supplier and by type of product, most of the Company’s commission rates with suppliers range between 10% and 15% and management believes that the Company’s sales commission rates are similar to others in the industry.  The Company reconciled, or allocated to agents, $231 million in actual premiums during 2002, however gross premiums for 2002, on an annualized basis, would be more as a result of agency acquisitions made during the year for which premiums were collected for only part of the year.  Based on the amount of commissions reconciled, the Company’s actual commission rate for 2002 was approximately 12.53%.  As a result of the Company’s geographical and personnel expansion in recent years, the Company expects insurance commissions, and correspondingly premiums, to increase in 2003 at rates similar to 2000 (57%), 2001 (52%) and 2002 (47%), which provides the basis for the Company’s projection of increased gross annualized premiums in 2003.

According to A.M. Best Company, Inc. total premiums in the United States in the property and casualty sector totaled approximately $299.6 billion in 2000 and $323.4 billion in 2001 for an increase of approximately 7.9%.  Life and health premiums totaled approximately $435.4 billion in 2000 and $472.7 billion in 2001 for an increase of approximately 8.6%. The Company’s agents sell insurance to both personal and commercial customers; however, as a group, the agents sell more commercial insurance than personal insurance.

Competition.  Because the Company’s franchise product line using the Master Agent program is relatively unique, the Company is unaware of any significant direct competitors in the United States for the franchisor services that are offered to independent agents.

With regards to the Company’s franchisor services that are marketed to agents specializing in insurance, the Company is aware of insurance agency competitors that have “vested producer” programs, but it is not aware of any such competing insurance agencies that structure their relationship in a manner that facilitates the transfer of vested ownership interests to third parties to the extent that the Company does.  The Company believes the easier and safer that ownership transfers become, the more agency liquidity and value are likely to increase.  The Company is also aware of insurance company principals, or suppliers, that offer Master Agent type services to insurance agents but, to the best of the Company’s knowledge, such services do not allow agents exclusive agency ownership and/or require that such agents sell exclusively for one insurance company.  Also, insurance company suppliers sometimes offer assistance to agents’ policyholders that have purchased policies from their specific insurance company.  However, there does not appear to be a service, such as the Company’s Master Agent type services for insurance specialists, that attempts to provide a comprehensive solution to the efficiency problems encountered by independent insurance agents.  Competitors for the franchisor services that the Company markets to agents specializing in financial services, includes independent securities brokers, life insurance brokers and securities dealers.  However, the Company is not aware of any significant competitors that offer the type of Master Agent services that the Company markets to agents specializing in financial services.  Although agents specializing in loan brokerage would compete with a large number of independent loans brokers, finance companies and other lending institutions, the Company is not aware of any significant competitors that offer the type of Master Agent services that the Company intends to eventually market to agents specializing in loan brokerage.

Competitors to the Company’s facilitator product line are wide, varied and formidable.  Because virtually all of the Company’s facilitator activities have been related to agents specializing in insurance, the following discussion regarding competition for facilitator services focuses on competitors with an expertise in insurance and a limited number of competitors that have developed expertise in the Company’s primary facilitator services of lending to insurance agents, consulting with insurance agents and matching insurance agency buyers with sellers.  The competition for agency loans comes primarily from banks and other traditional lenders, many of which are larger and have more resources than that of the Company.  However, the Company is not aware of any lenders that have developed the comprehensive legal and lending standards that are required to protect and preserve the intangible assets that serve as collateral for agency loans originated by the Company.  Additionally, as previously noted, the Company’s Master Agent services are critical to collateral preservation.

The competition for consulting with insurance agent buyers and sellers comes from management consulting firms, accounting firms and legal firms.  There are several competitors that specialize in insurance agent consulting, although the Company is not aware of any competitors that dominate this market.  With regards to consulting with agency sellers, there are several business broker competitors that specialize in insurance agency brokerage, but to the best of the Company’s knowledge, most generally serve a limited local market.  The Company is aware of at least two larger investment banking firms that specialize in this area and serve a national market.

The Company’s brokerage product line is not unique and therefore generally it has much more competition for the sale of brokerage services, especially insurance programs, than it does for the sale of services included in its franchise product line.  All of the Company’s brokerage services are oriented to insurance specialists and the Company currently has no plans to offer any programs other than insurance programs.  Many independent insurance agents and insurance brokers have developed insurance programs for specific market niches and provide significant competition.  However, those that purchase the Company’s Master Agent services are considered by the Company to be a receptive audience for the Company’s brokerage services which the Company believes provides a significant advantage within its franchise organization.

Sales and Marketing.  Most of the Company’s marketing activities are currently conducted from its Kansas City, Dallas, Nashville, or Denver regional offices. However, certain marketing activities are also conducted from the Company’s national office in Overland Park, Kansas.

The Company’s regional franchise sales personnel, in coordination with the Company’s national office, market the Company’s franchise services, under the trade name of Brooke Insurance and Financial Services, to independent agents using a description of “franchise agents” because, as a part of the Master Agent program, agents use a common trade name and share many other characteristics of a franchise relationship.  Accordingly, the Company discloses information relating to the Master Agent program to prospective agents using the Uniform Franchise Offering Circular format.  Franchise sales personnel currently market Master Agent services to agents that specialize in insurance and financial services.

The Company encourages franchise agents to share their expertise by networking with other franchise agents.  The Company also encourages its franchise agents to recruit subagents to purchase Master Agent services through franchise agents.  Franchise agents can build a sales organization of subagents and, because of growth and size bonuses, receive a larger share of commissions from the Company.

The Company’s national office personnel market the lending segment of the Company’s facilitator services, under the trade name of Brooke Credit Corporation, to franchise agent and other borrowers.  The Company’s regional agency sales personnel, in coordination with the Company’s national office, market the seller consulting segment of the Company’s facilitator services, under the trade name of Agency Business Consultants, to franchise and non-franchise agent sellers.  The Company’s regional agency sales personnel, in coordination with the Company’s national office, market the buyer consulting segment of the Company’s facilitator services under the trade name of Heritage Agency Consultants, to franchise agent buyers.

The Company’s brokerage personnel market the Company’s brokerage services under several trade names including Davidson-Babcock and Bornstein Financial Group.

Employees.  The Company currently employs a total of approximately 227 employees of which a significant number are temporary employees employed by the processing center.  On a full-time equivalency basis (those employees who regularly work 37.5 hours or more per week), the Company employs approximately 177 individuals.

Suppliers.  Most of the Company’s revenues currently result from sales of insurance policies and as such, the Company’s primary suppliers are insurance companies and the Company has agency relationships with a large number of insurance companies.  The Company has direct agency relationships with five of the leading writers of commercial insurance in the United States.  The Company’s largest suppliers include Safeco Insurance Company, Allied Insurance Company, Employers Mutual Companies, Columbia Insurance Company, Progressive Insurance Company and Travelers Insurance Company.  The Company has entered into agency agreements with each of the suppliers listed above.

Regulations.  The Company’s insurance activities are generally regulated by the insurance departments of individual states. The Company must maintain valid insurance agency licenses in most of the states in which the Company transacts its insurance and financial services business.  Periodically, agency insurance licenses must be renewed by and license fees must be remitted to the individual states.

The Company’s finance company subsidiary’s lending activities are targeted to businesses and are generally unregulated. Although the Company does not typically make consumer loans, the Company’s finance company subsidiary, Brooke Credit Corporation, is licensed as a consumer finance company in Kansas.  The Company’s franchising activities are also regulated, to a certain extent, by the Federal Trade Commission and state regulators.  As a reporting company, the Company’s reporting activities are regulated by the Securities and Exchange Commission.  Offerings of the Company’s securities are subject to provisions of the Kansas Securities Act and regulations administered and enforced by the Office of the Securities Commissioner of Kansas and are also subject to provisions of the federal securities laws administered by the Securities and Exchange Commission.  The Company believes that it is currently in compliance with all state and federal regulations to which it is subject and is unaware of any pending or threatened investigation, action or proceeding by any state or federal regulatory agency involving the Company.

Corporate Structure.  All of the Company’s subsidiaries are 100% owned and controlled by the Company.  Subsidiaries are grouped into one of three segments that correspond to the Company’s three product lines: (1) franchising using the Master Agent program, (2) facilitator services, or those activities primarily associated with the transfer of agency ownership, and (3) brokerage services, or those activities primarily associated with the sale of insurance on a wholesale basis.  Although the Company has multiple subsidiaries, the Company’s services are sold and performed by one of three primary subsidiaries: Brooke Franchise Corporation (formerly Interstate Insurance Group, LTD), Brooke Credit Corporation and CJD & Associates, L.L.C.

Separate annual audited financial statements are typically prepared for Brooke Franchise Corporation, Brooke Credit Corporation and CJD & Associates, L.L.C.  Each primary subsidiary operates independently from each other and from the Company, to perform its specific business purpose.  Each primary subsidiary is also responsible for its own obligations, maintains its own separate funds, generates revenue in its own right, hires its own employees, and maintains separate boards of directors.  The Company provides accounting, administrative and legal support for the activities of its three primary subsidiaries and Company’s revenues are typically limited to dividends and administrative fees from the primary subsidiaries.

Subsidiaries in the franchise group include:

Brooke Franchise Corporation, a Missouri corporation, which on November 15, 2002 changed its name from Interstate Insurance Group, LTD to Brooke Franchise Corporation so that the corporate name better identifies the subsidiary’s business purpose.  The primary business purpose of this subsidiary is franchising and providing services to franchise agents through its network of regional offices and service centers.  Effective December 31, 2002, Brooke Franchise Corporation became a franchisor and the assignee of franchise fees to be received by the Company pursuant to certain franchise agreements previously executed.

Brooke Agency, Inc., a Kansas corporation, is a licensed insurance agency that sells property and casualty insurance through the Company’s network of franchise agents.  Although Brooke Agency, Inc. may be a party to contracts pursuant to which it receives revenues, it does not conduct any operations and does not have any revenues because all such revenues have been assigned to Brooke Franchise Corporation for performance of any associated obligations.

Brooke Investments, Inc., a Kansas corporation, may offer insurance annuities and mutual funds for sale through the Company’s network of franchise agents.  Brooke Investments, Inc. will determine whether registration as a broker-dealer is required and will register, if required, before investment services and securities are offered.  Although Brooke Investments, Inc. may be a party to contracts pursuant to which it receives revenues, it does not conduct any operations and does not have any revenues because all such revenues have been assigned to Brooke Franchise Corporation for performance of any associated obligations.

Brooke Agency Services Company of Nevada, LLC, a licensed Nevada insurance agency, sells insurance through the Company’s network of franchise agents.  On November 18, 2002, the Company changed the subsidiary name from Brooke Corporation of Nevada to Brooke Agency Services Company of Nevada, LLC.  This subsidiary is used for licensing purposes.  Although

Brooke Agency Services Company of Nevada, LLC may be a party to contracts pursuant to which it receives revenues, it does not conduct any operations and does not have any revenues because all such revenues have been assigned to Brooke Franchise Corporation for performance of any associated obligations.

Brooke Agency Services Company LLC, a Delaware limited liability company, is a bankruptcy-remote special purpose entity, that is licensed as an insurance agency and was created to offer property, casualty, life and health insurance through certain agents with loans originated by Brooke Credit Corporation.  It is anticipated that Brooke Agency Services Company LLC will acquire ownership of franchise agreements from the Company and/or Brooke Franchise Corporation as part of an arrangement to preserve collateral on behalf of Brooke Credit Corporation.  It is also anticipated that Brooke Agency Services Company LLC will contract with the Company and/or Brooke Franchise Corporation for performance of any obligations to agents associated with all such franchise agreements.

First Brooke Insurance and Financial Services, Inc., a Texas corporation, is controlled through an agreement with stockholders. This subsidiary is used for licensing purposes.  Although First Brooke Insurance and Financial Services, Inc. may be a party to contracts pursuant to which it receives revenues, it does not conduct any operations and does not have any revenues because all such revenues have been assigned to Brooke Franchise Corporation for performance of any associated obligations.

Subsidiaries in the Facilitator group include:

Brooke Credit Corporation, a Kansas corporation, is a licensed finance company that originates loans primarily to the Company’s franchise agents.   This subsidiary also originates other types of loans through independent loan brokers and loan agents.  Loans originated by Brooke Credit Corporation and its loan brokers are sold on a wholesale basis to participating lenders and other investors.

The American Agency, Inc., a Kansas corporation, consults with agent sellers under the trade name of Agency Business Consultants.  Although The American Agency, Inc. is a licensed insurance agency, substantially all of the insurance program business of this subsidiary has been consolidated into CJD & Associates, L.L.C. because its insurance business is similar to that of this subsidiary.  Although The American Agency, Inc. may be a party to consulting and other agreements, it does not conduct any operations and does not have any revenues because all such consulting and other fees have been assigned to Brooke Franchise Corporation as part of an agreement for Brooke Franchise Corporation to perform these consulting services on behalf of The American Agency through its regional offices and service center network.

The American Heritage, Inc., a Kansas corporation, consults with and otherwise assists agent buyers under the trade name of Heritage Agency Consultants.  Although The American Heritage, Inc. is a licensed insurance agency, substantially all of the insurance program business of this subsidiary has been consolidated into CJD & Associates, L.L.C. because its insurance business is similar to that of this subsidiary.  Although The American Heritage, Inc. may be a party to consulting and other agreements, it does not conduct any operations and does not have any revenues because all such consulting and other fees have been assigned to Brooke Franchise Corporation as part of an agreement for Brooke Franchise Corporation to perform these consulting services on behalf of The American Heritage through its regional offices and service center network.

Brooke Acceptance Company LLC, a Delaware limited liability company, is a bankruptcy-remote special purpose entity of Brooke Credit Corporation and is the anticipated purchaser of Brooke Credit Corporation loans and issuer of certain floating rate asset backed notes.

Subsidiaries in the Brokerage group include:

CJD & Associates, L.L.C., a Kansas limited liability company, is a licensed insurance agency that sells insurance programs and excess surplus insurance on a wholesale basis, under the trade name of Davidson-Babcock, through the Company’s network of agents and through agents not necessarily affiliated with the Company.

Brooke Life and Health, Inc., a Kansas corporation, is a licensed insurance agency that sells life and health insurance through the Company’s network of franchise agents, subagents and insurance producers.  Although Brooke Life and Health, Inc. may be a party to contracts pursuant to which it receives revenues, it does not conduct any operations and does not have any revenues because all such revenues have been assigned to Brooke Franchise Corporation for performance of any associated obligations.

Brooke Bancshares, Inc., a Kansas corporation, was incorporated for the specific purpose of acquiring and owning one or more commercial banks.  However, the Company does not have plans for any such acquisitions so this subsidiary does not have, and is not expected to have, any revenues or operations.

Special Characteristics of the Company’s Operations.  The following items represent distinct or special characteristics of the Company’s operations which may have a material impact upon the Company’s future financial performance:

Market Uncertainties.  One of the primary markets for the Company’s services is independent property and casualty insurance agents.  The popularity of Internet sales may adversely impact independent property and casualty insurance agents and result in a general decline in the demand for the Company’s services.  In addition, the recent enactment of the Financial Services Modernization Act allows highly capitalized competitors, such as banks, to offer certain insurance services, where in the past, such entities were more restricted in their ability to engage in insurance related activities.

Production Uncertainties.  The processing services provided by the Company are primarily completed at a processing center located in Phillipsburg, Kansas.  Although contrary to the Company’s expectations, the processing center’s management, facilities, and labor force may be insufficient to accommodate the Company’s expected growth.  Also, although the Company has safeguards for emergencies, it does not have back-up facilities to process information if the processing center in Phillipsburg, Kansas is not functioning.  The occurrence of a major catastrophic event or other system failure at the Company’s processing center in Phillipsburg, Kansas could interrupt document processing or result in the loss of stored data.

Dependence on Internet.  The Company relies heavily on the Internet in conducting its operations.  A main component of the Master Agent program is providing agency personnel access to agency documents over the Internet.  Such service requires efficient operation of Internet connections from agencies and agency personnel to the Company’s system.  These connections, in turn, depend on efficient operation of Web browsers, Internet service providers and Internet backbone service providers, all of which have experienced periodic operational problems or outages in the past. Any system delays, failures or loss of data, whatever the cause, could reduce customer satisfaction with the services and products offered by the Company.  Moreover, despite the implementation of security measures, the Company’s computer system may be vulnerable to computer viruses, program errors, attacks by third parties or similar disruptive problems.  Such events could have a material adverse effect on the Company’s operations and its ability to meet customer expectations.

Guarantees.  The Company has guaranteed the repayment of bonds issued by its finance company subsidiary and, if the finance company incurs significant loan losses or its ability to repay the bonds is otherwise impaired, then the Company’s financial condition may be adversely affected.  In some instances, the Company’s finance company subsidiary, Brooke Credit Corporation, has sold loans to investors with full recourse which may cause an adverse financial effect on the Company in the event it is required to repurchase loans of poor quality.  In addition, in connection with the Company’s activities of matching agency purchasers and sellers, the Company sometimes guarantees payments to agency sellers, which may cause an adverse financial effect on the Company in the event such a purchaser defaults on its obligations to such a seller.

Agency Collateral.  The Company makes loans to agents primarily for the purpose of agency acquisition which are secured by, among other things, insurance and other agency assets.  Agency assets in some cases are intangible, and the value of such assets may rapidly deteriorate if borrowers do not adequately serve their customers or if the services offered are not competitively priced.  Reduction in the value of the agency’s assets would result in a reduction of the value of the Company’s secured interest.  This could result in these loans being under secured which could adversely affect the Company in the event of default on such loans.

Variable Interest Rates On Loans.  The interest rate on most of the Company’s existing loans varies annually to an outside index that is not controlled by the Company.  Although most of the Company’s existing loans have been sold to loan participants, if the Company repurchases these variable rate loans or makes additional variable rate loans and market interest rates decrease, then the Company may collect less interest than it pays on its bonds or other funding sources.

Dependence On Suppliers.  The Company is dependent on others, particularly property and casualty insurance companies, to supply the products sold by its agents.  A majority of the Company’s products are supplied by five property and casualty insurance companies.  The Company’s contracts with these suppliers can be terminated by the supplier without cause upon advance written notice.  The loss of the representation of any one of these companies, for any reason, would adversely affect the financial condition of the Company.  While the Company believes it maintains strong relationships with these companies, there can be no assurance that these companies will not impose conditions to the relationship, such as lower commission rates, larger premium volume requirements, or loss ratios that the Company will not be able to satisfy.

Dependence On Professional Liability Carrier.  Without professional liability insurance, it is unlikely that the Company can continue its relationships with its major suppliers.  Although the Company has a good claims history and believes it has a good relationship with its professional liability insurance carrier, termination of the Company’s professional liability insurance policy may adversely impact the Company’s financial prospects.

Bank Obligations and Regulations.  As the parent company of Brooke Bancshares, the Company could be required to inject significant additional capital into any bank owned by Brooke Bancshares in the event such bank experiences adverse financial results, has a financial condition deemed unacceptable by its regulators, or is the subject of an unsatisfactory audit.  Furthermore, in addition to being required to inject additional significant capital, such adverse financial results, unacceptable financial condition or unsatisfactory audit could result in the Company being subject to increased regulatory scrutiny and/or increased restrictions on the conduct of its business which could decrease the Company’s profitability or otherwise have an adverse effect on the Company’s condition.

Competition.  The Company’s agents face significant competition.  The popularity of Internet sales and passage of the Financial Services Modernization Act has increased the number of potential competitors.  If the Company’s prediction that agent distribution will become more widespread is accurate, then the Company will face greater competition for the services it provides to its agents.  Many of the Company’s potential competitors have greater financial resources and market acceptance than the Company.

Dependence Upon Management.  The Company is dependent upon the continued services of senior management, particularly the services of Robert D. Orr, Leland G. Orr and Michael Hess.  The loss of the services of any of these key personnel, by termination, death or disability, could have a material adverse affect on the Company.

Control by Brooke Holdings, Inc.  Through their ownership interest in Brooke Holdings, Inc., Robert D. Orr, Leland G. Orr, and Michael Hess control all aspects of the Company and, even if all shares of the Company’s preferred stock are converted into common stock, will be in a position to elect all of the directors of the Company.

Bond Repayment.  Loans made by Brooke Credit Corporation are usually amortized for a period of 12 years.  If, as expected, the Company funds an increasing portion of its loan portfolio with bonds maturing in 4 years or less, then the Company will be adversely effected if the Company’s finance company subsidiary, Brooke Credit Corporation, does not have alternative sources of funds to repay bonds as they mature.

Government Regulation.  The activities of the Company are subject to comprehensive regulation including regulation in the various states in which it does business.  The success of the

Company will depend in part upon its ability to satisfy such regulations and to obtain and maintain all required licenses and permits.

ITEM 2                                                        DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at 10895 Grandview Drive, Building 24, Suite 250, Overland Park, Kansas 66210, and its telephone number is (913) 661-0123.  In addition to serving as the principal executive offices of the Company, this facility also functions as both the Company’s national sales office and as the Kansas City regional sales offices.  The facility consists of over 6,000 square feet of office space, leased for $12,754 per month.  The lease expires on December 31, 2003.

The Company also maintains a processing center and three additional regional offices.  The processing center is located in Phillipsburg, Kansas, and consists of approximately 22,000 square feet of office space.  Total project costs for the acquisition and renovation of the processing center is approximately $1,100,000.  Most of the project was funded with $825,000 industrial revenue bonds issued by Phillips County, Kansas, in February 2002, which the Company is required to repay.  The industrial revenue bonds have various maturities extending through 2012.  The processing center is leased from Phillips County, Kansas, which the Company may purchase for a nominal amount at the expiration of the lease agreement.

Three additional regional offices are located in Dallas, Texas, Denver, Colorado and Nashville, Tennessee.  The Denver regional office located in Colorado Springs, Colorado is subject to a lease payment of $2,478 per month.  The lease on the Colorado Springs facility will expire on February 28, 2005.  The Nashville regional office located in Nashville, Tennessee is subject to a lease payment of $3,597 per month.  The lease on the Nashville facility will expire on February 28, 2008.   The Dallas regional office located in Dallas, Texas is subject to a lease payment of $3,928.16 per month.  The lease on the Dallas facility will expire on June 30, 2003.

Management believes that the Company’s facilities will be adequate for current and proposed operations.  In management’s opinion, adequate insurance has been purchased for each of the above referenced properties.

The Company purchased a one-third (1/3) interest in an airplane in January 2002 for a total purchase price of $65,000 from Kyle Railroad Company, an entity unaffiliated with the Company or any of its affiliates.  The primary purpose for this purchase is to provide transportation for the Company’s regional staffs, prospective agents and the Company’s management to and from the Company’s processing center in Phillipsburg, Kansas.  The airplane has not and will not be utilized for the personal use of the Company’s employees, officers or directors without full reimbursement by said individuals for operating costs.

ITEM 3                                                        LEGAL PROCEEDINGS.

None.

ITEM 4                                                        SUBMISSION OR MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2002.

PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company obtained a listing for its common stock on November 1, 2002 on the OTC Bulletin Board (“OTCBB”).  During the fourth quarter of 2002, the high and low prices for the Company’s stock on the OTCBB were $30.00 and $11.00.  As of February 28, 2003, the high and low prices were $26.00 and $14.00.  As of February 28, 2003, the number of record holders and beneficial owners of the Company’s common stock was 465.  These numbers do not include an indeterminate number of stockholders whose shares are held by brokers or “nominees” or in street name.  During the last two fiscal years, the Company paid quarterly dividends in the amount of $0.06 per share of common stock during the year 2001 and $0.06, $0.06, $0.15, and $0.15 per share of common stock, respectively for the first, second, third, and fourth quarters of 2002.

EQUITY COMPENSATION PLAN

On February 26, 2002 the Company filed a Form S-8 with the SEC to register 90,000 shares of the Company’s common stock under the Company’s 2001 Compensatory Stock Option Plan.  This plan was approved by the Company’s shareholders on February 27, 2001.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	41,350	$25.00 -$27.50	47,850

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	41,350	$25.00 -$27.50	47,850

Recent Sales of Unregistered Equity Securities.

On February 27, 2001, the Company commenced the offering of 100,000 shares of its 2002 Convertible Preferred Stock, par value $25.00 per share (the “2002 Convertible Preferred Stock”).  For the first quarter period ending March 31, 2002, the Company sold 26,350 shares of 2002 Convertible Preferred Stock for an aggregate purchase price of $658,750.  The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147.  The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas.  The Company’s offering of 2002 Convertible Preferred Stock was terminated on February 14, 2002 and therefore no shares were sold during the second quarter, third or fourth quarter of 2002.

Prior to April 1, 2002, the holders of 2002 Convertible Preferred Stock had the right, at their option, to convert all or part of their 2002 Convertible Preferred Stock to common stock of the Company (“Common Stock”).  In the event that a holder of 2002 Convertible Preferred Stock elected to convert its shares to Common Stock, one share of 2002 Convertible Preferred Stock would be exchanged for one share of Common Stock.  The conversion of shares would occur immediately upon written notice to the Company.  At any time after April 1, 2002, the Company has the option to redeem its 2002 Convertible Preferred Stock by paying $27.50 for each share held.  As of December 31, 2002, 51,153 shares of 2002 Convertible Preferred Stock had been converted to Common Stock.    The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147.  The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal places of business are within the State of Kansas.

The Company did not sell any unregistered equity securities, other than the 2002 Preferred Stock during the years 1999, 2000 and 2001.

On January 31, 2002, the Company commenced the offering of 10,000 shares of its 2002A Convertible Preferred Stock, par value $25.00 per share (the “2002A Convertible Preferred Stock”).  For the first quarter period ending March 31, 2002, the Company sold 10,000 shares of 2002A Convertible Preferred Stock for an aggregate purchase price of $250,000.  The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147.  The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas.  The Company’s offering of 2002A Convertible Preferred Stock was terminated on February 15, 2002, accordingly no shares were sold subsequent to February 15, 2002.

On or prior to April 1, 2002, the holders of 2002A Convertible Preferred Stock had the right, at their option, to convert all or part of their 2002A Convertible Preferred Stock to Common Stock.  In the event that a holder of 2002A Convertible Preferred Stock elected to convert its shares to Common Stock, one share of 2002A Convertible Preferred Stock would be exchanged for one share of Common Stock.  The conversion of shares would occur immediately upon written notice to the Company.  At any time after April 1, 2002, the Company has the option to redeem its 2002A Convertible Preferred Stock by paying $27.50 for each share held.  As of December 31, 2002, 9,180 shares of 2002A Convertible Preferred Stock had been converted to Common Stock.

On March 4, 2002, the Company commenced the offering of 34,375 shares of its 2002B Convertible Preferred Stock, par value $32.00 per share (the “2002B Convertible Preferred Stock”).  For the first quarter period ending March 31, 2002, the Company sold 13,663 shares of 2002B Convertible Preferred Stock for an aggregate purchase price of $437,216.  For the second quarter period ending June 30, 2002, the Company sold 20,490 shares 2002B Convertible Preferred Stock at $32.00 per share for an aggregate purchase price of $655,680.  The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147.  The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas.  The Company’s offering of 2002B Convertible Preferred Stock was terminated on April 30, 2002.

On or prior to May 15, 2002, the holders of 2002B Convertible Preferred Stock had the right, at their option, to convert all or part of their 2002B Convertible Preferred Stock to Common Stock.  In the event that a holder of 2002B Convertible Preferred Stock elected to convert its shares to Common Stock, one share of 2002B Convertible Preferred Stock would be exchanged for one share of Common Stock.  The conversion of shares would occur immediately upon written notice to the Company.  At any time after May 15, 2002, the Company has the option to redeem its 2002B Convertible Preferred Stock by paying $35.20 for each share held.  As of December 31, 2002, 9,822 shares of 2002B Convertible Preferred Stock had been converted to Common Stock.

ITEM 6.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Although the Company plans to eventually market its franchise, brokerage and facilitator services to entrepreneurs engaged in other businesses, currently virtually all of the Company’s business activity originates from the sale of Master Agent services as part of its franchise program and results in revenues from agent insurance sales, lending to insurance agents and consulting with insurance agents.  Management has organized a portion of its discussion and analysis into three segments:  (1) an insurance franchise, or Master Agent, segment which discusses the Company’s retail insurance activities, (2) an insurance brokerage segment which discusses the Company’s wholesale insurance activities, and (3) a facilitator segment which discusses the Company’s insurance lending and consulting activities.

Most of the Company’s revenues are from commissions paid to one of the Company’s insurance agency subsidiaries by insurance companies for the sale of insurance policies on a retail basis through exclusive franchise agents or on a wholesale basis through non-exclusive broker agents.  Commission revenues typically represent a percentage of insurance premiums paid by policyholders.  Premium amounts and commission percentage rates are established by insurance companies, so the Company has little or no control of the commission amount generated from the sale of a specific insurance policy.  The Company primarily relies on the recruitment of additional franchise agents and broker agents to increase commission revenue.

The Company’s finance subsidiary, Brooke Credit Corporation, generates most of its revenues from interest margins resulting from the origination of loans to the Company’s insurance agents and from gains on the sale of insurance agent loan participations.  Brooke Credit Corporation funds its loan portfolio primarily through the sale of loan participation interests to other lenders.

The Company’s consulting subsidiaries generate most of their revenues from consulting with agency buyers during the first months of agency ownership and consulting with agency sellers on the sale of their insurance agencies.

At December 31, 2002, the Company accrued a liability for estimated commissions due to its producers in order to better match commission revenues with corresponding commission expenses.  Because an accrual for this liability had not been made in previous accounting periods, adjustments were made for the accounting periods ending December 31, 2001 and 2000.  Although recording this liability did not affect previously reported 2001 net earnings, it did result in a $360,897 reduction in the net earnings previously reported for 2000.  Footnote number 18 to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2002 provides additional information on the related prior period adjustments.

Results of Operations

The Company’s consolidated results of operations have been significantly impacted by the Company’s expansion of territory and personnel in recent years.  Revenues are expected to continue to increase in 2003 as a result of the foregoing.

The Company incurred a net profit of $1,449,875 or $1.66 per share in 2002, compared to a net profit in 2001 of $695,408 or $.91 per share and a net loss in 2000 of $848,195 or $1.23 per share.  Net profits have increased primarily because an increasing share of the Company’s revenues result from the sale of consulting and lending services which typically have larger profit margins than those generated by the Company’s insurance activities.

Total Company operating revenues increased to $40,395,273 in 2002 from $24,494,157 in 2001 and $14,057,770 in 2000.  This represents an increase in total operating revenues of approximately 64.9% in 2002, approximately 74.2% in 2001 and approximately 53.8% in 2000.  The increase in 2002 operating revenues is primarily attributable to an increase in insurance commissions.  However, fees from consulting and other facilitator activities also increased significantly.  This increase is primarily the result of the Company’s continued expansion of its insurance agency operations.

Payroll expenses also increased primarily as a result of the Company’s expansion of its insurance agency operations, the opening of additional service centers and the recent acquisition of CJD & Associates.  Footnote number 13 to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2002 provides additional information on the CJD & Associates acquisition.  Payroll expenses increased $2,901,885 in 2002, $1,355,098 in 2001 and $921,536 in 2000.  This represents an increase in payroll expenses of approximately 70.6% in 2002, approximately 49.1% in 2001 and approximately 50.2% in 2000.  Payroll expenses, as a percentage of total operating revenue, increased to approximately 17.4% in 2002 from approximately 16.8% in 2001 and decreased from approximately 19.6% in 2000.

Other operating expenses also increased primarily as a result of the Company’s expansion of its insurance agency operations, the opening of additional service centers and the recent acquisition of CJD & Associates.  Other operating expenses increased $2,279,524 in 2002, increased $532,322 in 2001 and increased $485,461 in 2000.  This represents an increase in operating expenses of approximately 114.5% in 2002, approximately 36.5% in 2001 and approximately 49.9% in 2000.  Other operating expenses, as a percentage of total operating revenue, were approximately 10.6% in 2002, approximately 8.1% in 2001 and approximately 10.4% in 2000.

Bond interest expense incurred by the Company’s finance company subsidiary, Brooke Credit Corporation, is considered by the Company to be an operating expense because these funds are used to partially fund the Company’s lending activities.  Bond interest expense increased $152,985 in 2002, increased $159,431 in 2001 and increased $40,416 in 2000. This represents an increase in bond interest expenses of approximately 44.5% in 2002, approximately 86.5% in 2001 and approximately 28.1% in 2000.  The increase is primarily attributable to the sale of additional bonds by the Company’s finance company subsidiary, Brooke Credit Corporation.

Interest expenses, other than bond interest expense, are considered by the Company to be non-operating expense.  Interest expense increased $82,656 in 2002, decreased $31,170 in 2001 and increased $23,980 in 2000. This represents an increase in interest expenses of approximately 48.7% in 2002, a decrease of approximately 15.5% in 2001 and an increase of approximately 13.6% in 2000.  This interest expense comparison excludes participating interest expense paid by the Company’s finance company subsidiary, Brooke Credit Corporation, because all such interest is recorded as a reduction from interest income.  Interest expense increased more in 2002 than in prior years primarily as a result of increased notes payable balances to agency sellers.

The following tables provide information regarding quarterly fluctuations during 2002 and 2001 in the Company’s Notes Receivables, Notes Participation, Notes Payables and Bonds & Debentures Payables principal balances and in the corresponding weighted interest rates.

(i)            Notes Receivables Balances and Weighted Interest Rates

	2002 Principal	2002 Weighted Rate	2001 Principal	2001 Weighted Rate
1st Quarter	$44,624,455	8.66%	$24,659,364	12.43%
2nd Quarter	$47,068,649	8.93%	$30,097,209	12.08%
3rd Quarter	$50,529,294	8.71%	$34,606,346	11.74%
4th Quarter	$60,353,368	8.70%	$37,943,469	11.46%

(ii)           Notes Participations Balances and Weighted Interest Rates

	2002 Principal	2002 Weighted Rate	2001 Principal	2001 Weighted Rate
1st Quarter	$41,118,345	7.49%	$24,185,280	11.84%
2nd Quarter	$44,547,039	7.87%	$29,653,127	11.44%
3rd Quarter	$49,038,830	8.05%	$33,521,508	11.01%
4th Quarter	$59,516,316	8.49%	$34,922,295	10.37%

(iii)          Notes Payables Balances and Weighted Interest Rates

	2002 Principal	2002 Weighted Rate	2001 Principal	2001 Weighted Rate
1st Quarter	$6,384,691	3.45%	$2,522,639	5.363%
2nd Quarter	$7,125,008	4.96%	$3,587,330	5.664%
3rd Quarter	$4,561,190	5.01%	$4,984,001	5.535%
4th Quarter	$6,384,738	5.79%	$5,785,058	4.930%

(iv)          Bonds & Debentures Payables Balances and Weighted Interest Rates

	2002 Principal	2002 Weighted Rate	2001 Principal	2001 Weighted Rate
1st Quarter	$5,385,000	9.218%	$2,825,000	9.849%
2nd Quarter	$5,385,000	9.218%	$3,555,000	9.701%
3rd Quarter	$5,385,000	9.218%	$4,045,000	9.495%
4th Quarter	$6,490,000	9.077%	$5,780,000	9.384%

Amortization expense increased $306,356 in 2002, increased $79,321 in 2001 and increased $431 in 2000. This represents an increase in amortization expenses of approximately 153.6% in 2002, approximately 66.0% in 2001 and a relatively insignificant increase in 2000.  Amortization expenses increased more in 2002 than in prior years primarily as a result of the Company’s acquisition of CJD & Associates.  Amortization expenses have also increased in 2002 as a result of the Company’s reclassification of its investment in Brooke Life and Health, Inc. and amortization of the Company’s servicing asset.

Depreciation expense increased $62,240 in 2002, decreased $44,442 in 2001 and increased $25,590 in 2000. This represents an increase in depreciation expenses of approximately 25.8% in 2002, a decrease of approximately 15.6% in 2001 and an increase of approximately 9.8% in 2000.  Depreciation expense increased in 2002  as a result of the Company acquisition of CJD and Associates, L.L.C. and the aquisition/renovation of the Company’s processing center facility in Phillipsburg, Kansas.

The accounts and notes receivable asset category is comprised of customer receivable balances, notes receivable balances and accrued interest on notes receivables.  Customer receivables were $7,970,282, $4,327,544 and $2,331,352 on December 31, 2002, 2001 and 2000, respectively.  This represents an increase in customer receivables of approximately 84.2% in 2002, 85.6% in 2001 and 123.1% in 2000.  Customer receivables increased primarily because total revenues increased, however customer receivables have increased at a faster rate than Company’s revenues primarily as a result of an increase of agency bill policies.  Notes receivables were $837,052, $3,021,174 and $177,827 on December 31, 2002, 2001 and 2000, respectively.  This represents a decrease in notes receivables of approximately 72.3% in 2002, an increase of approximately 1,598.9% in 2001 and a decrease of approximately 45.8% in 2000.  Notes receivables balances vary, sometimes significantly, from year to year as the result of management’s decision to temporarily retain more, or less, loans in its “held for sale” portfolio based on the funds available to the Company.  Accrued interest was $429,211, $461,970 and $195,638 on December 31, 2002, 2001 and 2000, respectively.  This represents a decrease in accrued interest of approximately 7.1% in 2002, an increase of approximately 136.1% in 2001 and an increase of approximately 52.7% in 2000.  Accrued interest decreased in 2002 primarily as a result of lower interest rates.  Although a loss allowance was made for the Company’s long-term loss exposure related to its recourse liability on loans sold to participating lenders, no loss allowance has been made for the Company’s accounts and notes receivables because these assets have a short term exposure to loss and the Company has experienced minimal credit losses.  All of the Company’s notes receivables are held for sale and typically sold within a short period of time. Most of the Company’s accounts receivables are agent obligations that are paid at the next monthly statement settlement so accounts receivables are typically paid within 30 days.

Other receivables were $2,220,619, $879,072 and $196,928 on December 31, 2002, 2001 and 2000, respectively.  This represents an increase in other receivables of approximately 152.6% in 2002, 346.4% in 2001 and 2.3% in 2000.  Agent advances comprise the largest part of the other receivables asset category and recent increases are primarily attributable to the increased level of agent advances that are due more than 30 days from the date of the advance and therefore not included in agents’ monthly statement balances that must be paid to the Company each month.  The due date for these advances is extended beyond 30 days because these advances are typically repaid from receipts that have been delayed.  The most common source of delayed receipts is the delayed payment of commissions by insurance companies during the transition period when an agency is first purchased and the increased level of agency acquisitions by agents is the primary reason for the increased level of delayed receipts.

Deposits were $58,141, $0 and $0 on December 31, 2002, 2001 and 2000, respectively.  The deposit asset category had a balance in 2002 primarily as a result of the Company making earnest money deposits to purchase additional insurance agency inventory.

Prepaid expenses were $503,899, $328,912 and $147,642 on December 31, 2002, 2001 and 2000, respectively.  This represents an increase in prepaid expenses of approximately 53.2% in 2002, an increase of approximately 122.8% in 2001 and an increase of approximately 63.1% in 2000.  The prepaid expense asset category is primarily comprised of expenses attributable to the Company’s public offering and sale of bonds and debentures that are amortized over a period ending at bond or debenture maturity.  Fees for professional expenses associated with the development of a securitization program for the sale of “rated loan participations” are also included in the amount of $130,663.  These fees will be amortized over a 60 month period or the estimated life of the program.

Accounts payable were $5,181,975, $2,299,366 and $1,650,675 on December 31, 2002, 2001 and 2000, respectively.  This represents an increase in accounts payable of approximately 125.4% in 2002, an increase of approximately 39.3% in 2001 and a decrease of approximately 26.7% in 2000.  The accounts payable liability category is comprised of producer payables, payroll payables and other accrued expenses.  The increase in payables results from expansion of the Company’s operations and an accrual for estimated commission expense due producers that increases as the Company’s insurance commissions increases.

Premiums payable were $4,415,188, $2,256,732 and $1,966,895 on December 31, 2002, 2001 and 2000, respectively.  This represents an increase in premiums payable of approximately 95.6% in 2002, an increase of approximately 14.7% in 2001 and an increase of approximately 202.6% in 2000. The premiums payable liability category is comprised of amounts due to insurance companies for premiums that are billed and collected by the Company's agents.  This liability has increased primarily as a result of the expansion of the Company's operations and the acquisition of CJD and Associates.

During 2002, William Tyer and Gerald Lanio agreed to cancel any debt owed to them by the Company resulting from the Company’s acquisition of Interstate Insurance Group, LTD in June 2000.  Messrs. Tyer and Lanio were motivated to cancel this debt because the purchase agreement structure resulted in some potential adverse income tax consequences to the sellers.  As consideration for the cancellation of the remaining principal balance of $643,246 owed by the Company to Messrs. Tyer and Lanio, the Company amended Tyer’s and Lanio’s employment agreements to provide for bonus payments equal to 30% of the amount that Interstate Insurance Group LTD’s net quarterly commissions exceed $20,691 during the period beginning on June 30, 2002 and ending June 30, 2005.

Income Taxes

The Company’s effective tax rate on income was 34.0% in 2002, 34.0% in 2001 and 34.0% in 2000.  The Company has recorded a deferred tax asset of $159,637 as of December 31, 2002.  Based on the Company’s profitability in 2002 and management’s projections of continued profitability in 2003, the Company expects the deferred tax asset to be fully realized.  The Company’s deferred tax asset decreased as tax benefits resulting from prior period losses were used to offset current tax expense.

Analysis by Segment

The Company’s three reportable segments are Insurance Franchise, Insurance Brokerage and Facilitator Services.

The Company has renamed the insurance agency segment as the Insurance Franchise segment.  This segment includes discussion and analysis of the Company’s sale of insurance policies and other financial services to customers through franchisees or franchise agents.

For the year ended December 31, 2002, the Company added an additional segment, named Insurance Brokerage Segment, to break out its insurance brokerage, or wholesale, activities from its insurance franchise, or retail, activities, because insurance commissions from brokerage activities are an increasingly significant part of the Company’s business.  For the years ended December 31, 2001 and 2000, commissions from insurance brokerage sales were not significant, so all brokerage related commissions were reported in the Insurance Franchise segment for those periods.

Consulting and other fees earned by the Company are also an increasingly significant part of the Company’s business.  These fees (finders fees, BAP fees, gains on sales of agencies, gains on seller debt extinguishment) are typically related to insurance agency acquisitions and were discussed in previous filings in the insurance agency segment.  However, contrary to the Company’s insurance activities, these fees are typically for services rendered by the Company to facilitate ownership transfers and are therefore more closely associated with the Company’s lending activities which also facilitate ownership transfers.  As such, the Company has renamed the lending segment as the Facilitator Services segment and included in this segment discussions and analysis on lending, consulting and similar activities.

Insurance Franchise Segment

Insurance commissions, primarily from policies sold on a retail basis through franchise agents, increased $7,070,905 in 2002, increased $7,144,152 in 2001 and increased $4,996,347 in 2000. This represents an increase in retail insurance commissions of approximately 33.8% in 2002, approximately 51.9% in 2001 and approximately 57.1% in 2000.  Retail insurance commissions have increased primarily as a result of the Company’s recent expansion.

Commission expense paid to franchise agents increased $7,986,759 in 2002, increased $6,184,158 in 2001 and increased $4,208,289 in 2000. This represents an increase in franchise agent commission expense of approximately 49.2% in 2002, approximately 61.6% in 2001 and approximately 72.2% in 2000.  Commission expense increased because commission income increased and franchise agents are typically paid a share of commission income.  Commission expense increased at a faster rate than commission income because the Company has increased the share of sales commissions paid to franchise agents.  Commission expense represents approximately 86.6% of 2002 retail insurance commissions, approximately 77.6% of 2001 retail insurance commissions and approximately 69.0% of 2000 retail insurance commissions.

Profit sharing commissions, or the Company’s share of insurance company profits on policies written by franchise agents, decreased $90,117 in 2002, increased $233,956 in 2001 and decreased $217,307 in 2000. This represents a decrease in profit sharing commissions of approximately 12.8% in 2002, an increase of approximately 49.7% in 2001 and approximately 31.6% in 2000.  Profit sharing commissions represent approximately 2.2% of 2002 retail insurance commissions, approximately 3.4% of 2001 retail insurance commissions and approximately 3.4% of 2000 retail insurance commissions.  Profit sharing commissions decreased because insurance company profits decreased on policies written by franchise agents.

Retail insurance commissions are reduced by the estimated amount of commission refunds resulting from future policy cancellations and revenue was correspondingly decreased by $30,563, $63,276 and $128,578 for 2002, 2001 and 2000 respectively.  A commission refund liability has been accrued in the amounts of $327,405, $296,842 and $233,566 on December 31, 2002, 2001 and 2000, respectively.  This represents an increase in the commission refund liability of approximately 10.3% in 2002, an increase of approximately 27.1% in 2001 and an increase of approximately 122.5% in 2000.  The commission refund liability increased at a slower rate than commission income because the Company's cancellation rates have improved.

In previous filings, the Company provided an analysis of operating profit margins from insurance operations.  However, this analysis appears less relevant because the Company is willing to accept increasingly lower operating profit margins from the Insurance Franchise segment to create revenues for the Facilitator Services segment at relatively high profit margins.

Insurance Brokerage Segment

Insurance brokerage operations have become a significant part of the Company’s business as a result of the Company’s acquisition of CJD & Associates in 2002.  Prior to 2002, commissions from insurance brokerage were not considered significant enough to warrant discussion in a separate segment and were therefore discussed in the Insurance Franchise segment.  Insurance brokerage commission revenues were $2,573,606 in 2002.  Insurance brokerage commission expense paid to agents was $1,148,456 in 2002 and represents approximately 44.6% of 2002 insurance brokerage commissions.  Insurance brokerage profit sharing commissions were $0 in 2002.

Brokerage insurance commissions are reduced by the estimated amount of commission refunds resulting from future policy cancellations.  Revenue for 2002 was correspondingly decreased by $42,972 and a commission refund liability of $106,436 was recorded on December 31, 2002.

Facilitator Services Segment

Facilitator services include agency acquisition lending, agency seller consulting, agency buyer consulting and other such services that are typically provided to entrepreneurs to facilitate business ownership.

One of the most significant of the Company’s facilitator services is lending through its finance company subsidiary, Brooke Credit Corporation.  Most of the Company’s loans are made to franchise agents for the purpose of acquiring insurance agencies, although the Company has made an increasing amount of loans to entrepreneurs other than franchise agents.  Net interest income and gross servicing income were $178,855, $74,594 and $104,949 in 2002, 2001 and 2000 respectively, resulting in an increase of approximately 139.8%, a decrease of approximately 28.9% and an increase of 521.1%, respectively.  When analyzing the impact that net interest margins and gross servicing income have on the Company’s overall finance company subsidiary operations, consideration should be given to amortization of the Company’s servicing asset and subsequent adjustments to the Company’s interest receivable asset referenced in the following discussion on loan participation sales.

Revenues of $2,762,673 and $507,670 were recorded during 2002 and 2001 respectively, to realize a gain on the sale of notes receivables from recognition of the servicing asset and interest receivable asset resulting from the sale of loan participations.  The increase in revenues from gains on sales of notes receivables is primarily the result of a larger loan portfolio and the resulting loan participation sales.  Prior to 2001, the Company did not record any gain on sales of notes receivables because any such amounts were not material.

As part of its finance company subsidiary’s operations, the Company typically sells most of the insurance agent loans it originates to participating lenders.  As such, gains or losses were recognized, loans were removed from the balance sheet and residual assets, representing the present value of future cash flows, were recorded.  Loan participation sales have made a significant impact on the Company’s financial condition and results of operations.  The following discussion describes this impact on the Consolidated Statements of Income, Consolidated Balance Sheets and the credit quality of the off-balance sheet loans sold with recourse.

In all sales of participations in insurance agent loans, the Company retains servicing responsibilities for which it typically receives annual servicing fees ranging from .25% to 1.375% of the outstanding balance.  A gain is recognized immediately upon the sale of a loan participation when the annual servicing fees exceed the cost of servicing, which is estimated at .25% of the outstanding loan balance.  In those instances where annual service fees received by the Company are less than the cost of servicing, a loss is immediately recorded.  The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions.  In 2002 and 2001, the net gains from loan servicing totaled $1,244,189 and $304,781, respectively, which included gains from servicing benefits of $1,263,213 and $332,325, respectively, and losses from servicing liabilities of $19,024 and $27,544, respectively.  The increase in net gains from loan servicing benefits and servicing losses is primarily the result of a larger loan portfolio and the resulting loan participation sales.

In addition to loan servicing fees, the Company often retains interest income when participations in insurance agent loans are sold.  The Company records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans.  The Company’s right to interest income is not subordinate to the investor’s interests and the Company shares interest income with investors on a pro rata basis.  Although not subordinate to investor’s interests, the Company’s retained interest is subject to credit and prepayment risks on the transferred financial assets. In those instances where the Company provides recourse, a reduction is recorded based on a present value calculation of future cash flows of the underlying loans.  In 2002 and 2001, the net gains from interest benefits totaled $1,518,484 and $202,889, respectively, which included gross gains from interest benefits of $1,752,596 and $233,500, respectively, and losses from write down of retained interest asset to fair market value of $234,112 and $30,611, respectively.  The increase in net gains from interest benefits is primarily the result of a larger loan portfolio and the resulting loan participation sales.  Gains from servicing and interest benefits are typically non-cash gains as the Company receives cash equal to the carrying value of the loans sold.  The Company has allocated the previous carrying amount between the assets sold and the corresponding retained interests, however cash in excess of the previous carrying amount is not generated by loan sales.  A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities.

Underlying assumptions used in the initial determination of future cash flows on the participation loans accounted for as sales include the following:

	Agency Loans (Adjustable Rate Stratum)		Agency Loans (Fixed-Rate Stratum)
Prepayment speed*	10%		8%
Weighted average life	104.6	months	64.9	months
Expected credit losses*	5%		1.5%
Discount Rate*	8.5%		8.5%

*Annual rates

Gain-on-sale accounting requires management to make assumptions regarding prepayment speeds and credit losses for the participated loans.  The performances of these loans are extensively monitored, and adjustments to these assumptions will be made if necessary.

The impact from the sale of loan participations can be seen in several areas of the Company’s balance sheet.  The most significant has been the removal of loans that the Company continues to service.  On December 31, 2002 and December 31, 2001, the balances of those off-balance sheet managed assets totaled $59,516,316 and $34,922,295 respectively.  During the years ended December 31, 2002 and 2001, the Company had total participations sold of $59,516,316 and $34,922,295, respectively. The increased level of off-balance sheet managed assets and loan participation sales is primarily the result of a larger loan portfolio and the resulting loan participation sales.

In connection with the recognition of non-cash gains for the servicing benefits of loan participation sales, the present value of future cash flows were recorded as a servicing asset.  Components of the servicing asset as of December 31, 2002 were as follows:

Estimated cash flows from loan servicing fees	$2,423,324
Less:
Servicing Expense	(689,785)
Discount to Present Value	(494,555)
Carrying Value of Retained Servicing Interest in Loan Participations	$1,238,984

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows were recorded as a servicing liability.  Components of the servicing liability as of December 31, 2002 were as follows:

Estimated cash flows from loan servicing fees	$0
Less:
Servicing expense	74,295
Discount to present value	(21,003)
Carrying Value of Retained Servicing Liability in Loan Participations	$53,292

In connection with the recognition of non-cash gains for the interest benefits of loan participation sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities.  Components of the interest receivable asset as of December 31, 2002 were as follows:

Estimated cash flows from interest income	$2,800,357
Less:
Estimated credit losses *	(323,312)
Discount to present value	(593,769)
Carrying Value of Retained Interest in Loan Participations	$1,883,276

* Estimated credit losses from liability on sold recourse loans with balances totaling $18,150,555 on December 31, 2002.  Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

The following table presents a summary of various indicators of the credit quality of off-balance sheet recourse loans at December 31, 2002:

Net charge offs*	$0
Recourse loans sold	$18,150,555
Estimated credit losses provided for	$323,312
Estimated credit losses to recourse loans sold at period end	1.78%
Estimated Credit Loss Rates:
Annual basis	.50%
Percentage of original balance	1.67%
Delinquency rates:
30 to 89 days*	0%
90 days or more*	0%

*Although no amounts of recourse loans were charged off for the period ending December 31, 2002 and no loans were delinquent 30 days or more as of December 31, 2002, it is likely that loan delinquencies and loan charge offs will occur during the life of the sold recourse loans.

The Company facilitator services also include consulting with, and otherwise assisting, insurance agency buyers and sellers.  Revenues from consulting related activities, (agency finders fees, gains on agency sales and agency seller discounts) totaled $6,147,630, $2,716,053 and $17,500 for 2002, 2001 and 2000, respectively.  Facilitator fee income increased because of the Company’s increasing emphasis on fee income and increased levels of agency acquisitions by agents.

Revenues from buyer’s finder fees have been differentiated from revenues for gains on sale of agencies because finder’s fees represent amounts received from prospective agency buyers for the Company’s efforts in locating an agency to acquire from an unaffiliated third party seller.  In these instances, the Company does not purchase the agency into inventory.  On the other hand, gains on sale of agencies represent the net gains received for the sale of agencies directly acquired by the Company and held in its inventory.  When the Company purchases agencies directly into its inventory, a portion of the purchase price is usually deferred.  Several months after the agency purchase, if the Company is reasonably confident that the purchase agreement representations were accurate and no significant transitioning problems are identified, then the Company offers to prepay the remaining amounts due to sellers if the remaining balance is discounted.  Although recorded as “Gains on extinguishment of debt”, seller discounts are not considered extraordinary income because they occur frequently and are considered recurring factors in the evaluation of the Company’s operating processes.  Revenues from finders fees, gains on sale of agencies and seller discounts are recognized immediately because the Company has no continuing obligation.

The Company provides consulting and other assistance to agency owners during the first months of agency ownership through a Buyers Assistance Plan (“BAP”) program.  The Company records BAP income using the percentage of completion accounting method, so $1,666,417, $928,232 and $0 of BAP income was deferred as of December 31, 2002, 2001 and 2000, respectively.  The Company’s profitability is substantially the result of fee income from its facilitator activities which are typically associated with the purchase and sale of insurance agencies.  As such, the value of those agencies and the financial performance of insurance agency buyers are important to the Company’s prospects.  The Company is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of its agencies.  The performance of the Company’s loan portfolio appears to substantiate this conclusion.

The Company’s business includes the buying and selling of insurance agencies held in inventory.  None of the agencies purchased by the Company during 2002 and 2000 had been previously purchased by the Company within the prior twenty four month period. However, eight of the agencies purchased by the Company during 2001 had been previously purchased by the Company.  The number of twice-purchased agencies is an important indicator of the Company’s success in recruiting qualified buyers.  The purchase prices of those agencies twice-purchased by the Company totaled $3,946,484 when first purchased into inventory and $3,743,978 when purchased into inventory the second time.  Twice-purchased agencies are typically sold by the Company to unaffiliated third parties soon after purchase.  As the result of the sale by the Company of twice-purchased agencies, the Company recorded a net loss of $223,402, a net gain of $168,121 and a net loss of $159,000 for the years of 2002, 2001 and 2000, respectively.  BAPs are not provided to buyers of agencies that have already transitioned into the Company’s Master Agent system, so BAPs are not typically provided when the Company sells twice-purchased agencies from inventory.

When the Company sells agencies from its inventory, agency value is usually dependent to a significant extent on the cooperation of the original agency seller during ownership transition.  Although the seller’s cooperation is provided for in the corresponding purchase agreement, it is the Company’s experience that seller cooperation is more likely and enthusiastic if the seller has a continuing financial investment.  As such, the Company negotiates to defer payment of a portion of the purchase price as additional leverage for seller cooperation.  Sellers usually prefer that the Company, not the ultimate agency buyer, remain obligated for the amounts due sellers because sellers have indicated that they believe repayment is more likely from the Company than from agency buyers.  However, the Company does not receive any reimbursement from agency buyers for interest expenses on amounts due to sellers, so the Company negotiates with sellers for low interest rates, preferably zero interest rates.  The

Company does not pay off sellers when an agency is sold to the ultimate agency buyer but instead waits until such time as the Company believes that no significant ownership transitioning issues remain.

Liquidity and Capital Resources

The balances of the Company’s cash and cash equivalents were $7,210,318, $4,787,869 and $1,683,513 at December 31, 2002, 2001 and 2000, respectively.  The Company’s current ratios (current assets to current liabilities) were 1.46, 1.45 and .84 at December 31, 2002, 2001 and 2000, respectively.  The increase of the Company’s cash from 2001 to 2002 was primarily the result of liquidation of the Company’s loan portfolio.  The increase of the Company’s cash and current ratio from 2000 to 2001 is primarily due to an increase in long term debt, particularly bond and debentures payables, and seller financing.  The Company has improved its current ratio and increased its cash balances to take advantage of business opportunities such as increasing agency inventory, negotiating seller discounts and attracting suppliers.  Correspondingly, the Company’s current ratio and cash balances will be adversely affected if agency inventory increases or seller loan balances are prepaid.

The Company’s cash and cash equivalents increased a total of $2,422,449 from December 31, 2001 to December 31, 2002.  During 2002, net cash of $3,954,847 was provided from operating activities.  Cash of $2,158,456 was provided by an increase in premiums due to insurance companies and cash of $738,185 was provided by an increase in unearned BAP fees.  Cash of $1,341,547 was used to fund an increase in other receivables. During 2002, net cash of $1,335,069 was provided by investing activities.  A large net cash inflow resulted from insurance agency inventory transactions as cash proceeds of $12,400,359 from sales of agency inventory exceeded cash payments of $7,083,787 for purchases of agency inventory primarily because cash payments for part of the agency purchase prices were deferred. Cash payments of $2,224,816 were used for purchases of long term investments in agencies that were not classified as inventory.  Cash payments of $1,756,687 were used for purchases of property and equipment, primarily associated with the acquisition and renovation of a new processing center facility.  During 2002, net cash of $2,867,467 was used in financing activities with $5,556,573 of cash used for payments on long-term seller debt.

The Company’s cash and cash equivalents increased a total of $3,104,356 from December 31, 2000 to December 31, 2001.  During 2001, net cash of $3,597,808 was used in operating activities.  Cash of $6,088,208 was used to fund an increase in total operating assets that exceeded a $1,930,036 source of cash resulting from an increase in total operating liabilities during the same period.  The increase in operating assets exceeded the increase in operating liabilities largely as a result of a $2,962,270 increase in the Company’s loan portfolio, a $266,332 increase in associated loan interest receivables and a $1,996,192 increase in customer receivables.  During 2001, net cash of $3,273,488 was provided by investing activities.  The Company used cash for the purpose of acquiring $232,450 in property and equipment.  The Company also acquired insurance agencies for resale to agents and an additional $3,505,938 of cash was provided from these activities as $6,546,531 in cash was provided from reduction of agency inventory with $3,040,593 in cash used to fund increases in agency inventory.  During

2001, net cash of $3,428,676 was provided from financing activities with most of the cash provided by net bond issuances of $3,800,000.

The Company’s cash and cash equivalents decreased $219,032 from December 31, 1999 to December 31, 2000.  During 2000, $332,371 in cash was used to fund operating activities.  From the remaining cash amount and from the cash provided by the Company’s financing activities, $259,885 was used to increase insurance agency inventory, $404,147 was used for fixed asset additions, $171,636 was used for payment of dividends, $487,223 was used to decrease short term borrowings and $2,390,075 was used for payments on long term debt.

When analyzing the Company’s cash flow and cash balances, consideration should be given to the factors discussed below.  If necessary, the Company believes it can increase cash flow from operating activities within a relatively short period of time by liquidating its notes receivable portfolio because the sale of note, or loan, participations is one of the Company’s primary business activities.  The Company’s business also includes the buying and selling of insurance agencies held in inventory, however gains on sale of inventory have been excluded as an operating source of cash because changes in inventory have been classified as an investing activity.   The Company believes that it can increase cash flow from investing activities within a relatively short period of time by liquidating its insurance agency inventory.

When analyzing the Company’s intangible assets, consideration should be given to the factors discussed below.  The Company’s “Other Assets” account balances totaled $3,910,810, $1,920,714 and $1,444,130 on December 31, 2002, 2001 and 2000 respectively and are comprised primarily of intangible accounts such as goodwill, excess of cost over fair value of net asset, deferred tax assets and servicing assets.  If the Company’s total assets are adjusted to exclude Other Assets, then the Company’s total liabilities exceeded its total adjusted assets by $870,138, $1,441,575 and $2,070,083 on December 31, 2002, 2001 and 2000, respectively.  Future Company acquisitions will likely increase the Other Assets account balances and will likely result in total liabilities exceeding adjusted total assets in future periods. The Company’s “Investment in Agencies” account balances of $402,703, $867,320 and $316,520 on December 31, 2002, 2001 and 2000, respectively, represent the cost, or market value if lower, of insurance agencies held in inventory for resale to franchise agents.  Although intangible, the Company believes that agency inventory assets differ from other intangible assets, such as goodwill, because agency inventory is held for a relatively short period of time and has a recently demonstrated value.

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

Related Party Loans

The Company’s related party loans and other information are summarized in footnote number 12 to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2002.

Critical Accounting Policies

The Company established accounting policies are summarized in footnote number 1 to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2002.   As part of its oversight responsibilities, management continually evaluates the propriety of its accounting methods as new events occur.  Management believes that its policies are applied in a manner which is intended to provide the user of the company’s financial statements a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles.

When recognizing insurance commission revenues, management makes assumptions regarding future policy cancellations which may result in commission refunds and sets up a corresponding reserve.  When accruing for producer payable expense, management makes assumptions regarding the amount of future producer payments.  When recognizing consulting and other revenues associated with the assistance provided to agent buyers, management makes assumptions regarding when service is performed and the amount of assistance provided.  When recognizing the gain on sale revenues associated with the sale of loan participations, management makes key economic assumptions regarding loan prepayment speeds, credit losses and discount rates as required by SFAS 140. “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The Company applies the purchase method of accounting to its acquisitions.  Under this method, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill.  Such fair market value assessments require judgments and estimates.  Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” amounts recorded as goodwill will be subject to annual evaluation of impairment which can result in declines in the carrying value of assets recorded as goodwill.

With respect to the previously described critical accounting policies, management believes that the application of judgments and assumptions is consistently applied and produces financial information which fairly depicts the results of operations for all years presented.

Effect of Recently Issued Accounting Pronouncements

Footnote number 11 to the Company’s Consolidated Financial Statements for the fiscal year ended December 31, 2002 provide additional information on the effect to the Company of the following recently issued accounting pronouncements: SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”,

SFAS 147, “Acquisition of Certain Financial Institutions”, and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”.

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

ITEM 8                                                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 9                                                        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth certain information with respect to the directors and executive officers of the Company:

Name	Age	Position

Robert D. Orr	49	Chairman of the Board of Directors, Chief Executive Officer and Director

Michael Hess	47	President and Director

Leland G. Orr	40	Treasurer, Chief Financial Officer, Assistant Secretary and Director

Anita Larson	41	Vice President, Secretary, and General Counsel

John Allen	54	Director

Derrol Hubbard	46	Director

Kyle Garst	33	Vice President, National Investment Sales Manager

Shawn Lowry	29	President, Brooke Franchise Corporation

Michael Lowry	27	President, Brooke Credit Corporation

Robert Orr and Leland Orr are brothers.  Shawn Lowry and Michael Lowry are nephews of Robert Orr and Leland Orr.

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  Officers are appointed annually by the Board of Directors and serve until their successors are appointed by the Board of Directors.  Remuneration of the officers is set forth under “REMUNERATION OF DIRECTORS AND OFFICERS” herein.  Biographical résumé of each director and executive officer are set forth below:

Robert D. Orr, 49, Director, Chairman of the Board and Chief Executive Officer, is the founder of the Company.  From 1992 to 1996, Mr. Orr served as President of Farmers State Bank, Phillipsburg, Kansas.  From 1989 to 1991, Mr. Orr served as Chairman of the Board of Brooke State Bank, Jewell, Kansas.  From 1987 to 1989, Mr. Orr served as President of First National Bank, Smith Center, Kansas.   Mr. Orr has also been a self-employed insurance agent for American Family Insurance Company.  Mr. Orr is an honors graduate of Fort Hays State University with a Bachelor of Arts degree in Political Science.  Mr. Orr also completed the Graduate School of Banking program at the University of Colorado.  Mr. Orr is the author of a book on independent insurance agents titled “Death of an Insurance Salesman?” which was written and published in

2000.  From 1996 through the present, Mr. Orr’s business activities have been focused on performing the functions of Chairman of the Board and Chief Executive Officer of the Company.

Leland G. Orr, 40, Director, Assistant Secretary, Treasurer and Chief Financial Officer, has been an officer and director of the Company since its inception.  Mr. Orr is a certified public accountant and, from January 1991 to December 1994, served as President of Brooke State Bank, Jewell, Kansas.  From January 1984 to September 1987, Mr. Orr worked for the accounting firm. Kennedy, McKee & Company (formerly Fox & Company) of Dodge City, Kansas.  Mr. Orr is a graduate of Fort Hays State University with a Bachelor of Science degree in Accounting and is a member of the American Institute of Certified Public Accountants, the Kansas Society of Certified Public Accountants and the Central Kansas Chapter of Certified Public Accountants.  From 1995 through the present, Mr. Orr’s business activities have included performing the functions of Director, Secretary, Assistant Secretary, Treasurer and Chief Financial Officer of the Company.  In addition, during this time period, Mr. Orr has managed the Company’s processing center in Phillipsburg, Kansas.

Michael Hess, 47, Director and President, was an original investor in the Company.  From 1975 to 1989, Mr. Hess was employed by the utility company, Western Resources.  In 1989, Mr. Hess began his employment with the Company as Vice President. As a result of his success within the Company and his familiarity with the Company’s operations, Mr. Hess was appointed President and National Sales Manager of the Company in 1996. Mr. Hess has also owned several small businesses and currently serves as a director of Patrons Insurance Company and Great Plains Mutual Insurance Company.  Since his appointment as President and National Sales Manager in 1996, Mr. Hess’ primary business activities have been the strategic development of the Company’s relationships with suppliers and growth of the Company’s Master Agent program.  In 2000, Mr. Hess ceased performing the functions of National Sales Manager in order to focus his activities as President of the Company on developing relationships with national suppliers and the Company’s specialty programs.

Anita Larson, 41, Vice President, Secretary and General Counsel, joined the Company in 1999.  Prior to joining the Company, Ms. Larson was employed by The Equitable Life Assurance Society of the United States, New York, New York, where she was Vice President and Counsel from May 1996 to May 1999.  From January 1995 to May 1996, Ms. Larson was Chief Administrative Officer of First Security Benefit Life Insurance and Annuity Company of New York.   Ms. Larson started her career at Security Benefit Group, Inc. where she was Second Vice President and Counsel.   Ms. Larson received a bachelor’s degree from the University of Kansas and a Juris Doctorate from the University of Kansas School of Law.

John Allen, 54, became a director of the Company in January 2001.  Mr. Allen is Chief Operating Officer of the Cincinnati Reds.  During Mr. Allen’s career with the Cincinnati Reds, he has served in his current capacity of Chief Operating Officer since October 1999, as Managing Executive from June 1996 to October 1999 and as controller from May 1995 to June 1996.  Prior to joining the Cincinnati Reds, Mr. Allen was director of business operations for the Columbus Clippers, the Class AAA minor league affiliate of the New York Yankees.  Prior to his employment with the Columbus Clippers, Mr. Allen worked for the accounting firm of Arthur Anderson in Kansas City, Missouri and was a partner and senior vice president of GRA, Inc. of Merriam, Kansas.  Mr. Allen earned an undergraduate degree from Kansas State

University and a master’s degree in Sport Management from Ohio State University.  Mr. Allen has been honored with the Certificate of Friendship from the Cincinnati Human Relations Commission and the Community Service Award from the Talbert House.  He also has been honored by Cincinnati Magazine in its annual “Best of Cincinnati” issue.

Derrol Hubbard, 46, became a director of the Company in January 2001.  Mr. Hubbard currently serves in various management capacities with several real estate, gaming and venture capital companies, although since 1998 his primary responsibilities have been as Real Estate Development Manager for R.D. Hubbard Enterprises, Inc.  Mr. Hubbard is also President of DDH Enterprises, LLC, Double D Real Estate, Inc., H & H Development, LLC, Pinnacle Development, LLC, and Pinnacle Development II, all of which are involved in real estate businesses and several of which are involved in residential development around the Bighorn Golf Course in Palm Desert, California.  Mr. Hubbard is also Vice President of HBH Investments, LLC which makes venture capital investments and is managing member of New Mexico Gaming, LLC which operates and distributes gaming machines in New Mexico.  For more than 5 years prior to 1998, Mr. Hubbard was managing officer of DBarD, Inc, a family corporation with agricultural operations in Kansas.

Shawn Lowry, 29, President, Brooke Franchise Corporation, joined the Company in 1996 as a Corporate Sales Representative and in 1998 assumed the position of Missouri State Manager.  Prior to employment with the Company, Mr. Lowry attended Washburn University majoring in business finance and business economics.  In January 2000, Mr. Lowry was promoted to regional manager of the Company’s Dallas region.  In August 2000, Mr. Lowry was promoted to National Sales Manager of the Company.  Mr. Lowry has resigned his position as Vice President and National Sales Manager and effective December 31, 2002 became President of Brooke Franchise Corporation, a company for which he is also a director.

Michael Lowry, 27, President of Brooke Credit Corporation, joined Brooke Credit Corporation in 1998 as a loan officer.  Prior to employment with the Company, Mr. Lowry was an officer for Sunflower Bank in Salina, Kansas.  Mr. Lowry attended Washburn University and Fort Hays State University with an emphasis in business finance.  In January 2000, Mr. Lowry was promoted to Vice President of Brooke Credit Corporation.  On April 25, 2001, Mr. Lowry was promoted to Vice President and Credit Manager of the Company.  Mr. Lowry oversees the day-to-day operations of Brooke Credit Corporation.  Mr. Lowry has resigned his position as Vice President of the Company to focus exclusively on his duties as President and director of Brooke Credit Corporation.

Kyle Garst, 33, Vice President of the Company and National Investment Sales Manager, joined the Company in 1994 as a sales representative.  Mr. Garst is a graduate of Kansas State University with a Bachelor of Science degree in Business Finance.  From January 1997 to March 1999, Mr. Garst worked as a sales representative and profit center leader for Koch Industries.  In March 1999, Mr. Garst returned to the Company as the State Manager for Oklahoma and in August 2000, was named Regional Sales Manager for Texas, Oklahoma, and Louisiana.   In December 2001, Mr. Garst was promoted to National Investment Sales Manager, a position previously occupied by Company Director Michael Hess.  Mr. Garst’s duties under his new title include: investor relations, coordination of Company activities to secure an exchange listing for the Company’s common stock, supervision of the Company’s investment sales group and all investment sales activities.  Mr. Garst has also retained some responsibilities regarding agency related matters.

Section 16(a) Beneficial Ownership Reporting Compliance.  To the Company’s knowledge, the directors and executive officers of the Company complied with all applicable filing requirements of section 16(a) of the Securities Exchange Act of 1934, as of December 31, 2002.

ITEM 10                EXECUTIVE COMPENSATION.

The following table sets forth information concerning the compensation received for the fiscal years ended December 31, 2002, 2001, and 2000 for services rendered to the Company in all capacities by the individual who served as the Company’s Chief Executive Officer at the end of the 2002 fiscal year and other highly compensated executives of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Annual Compensation
		Salary ($)	Bonus ($)	Other ($)

Robert D. Orr(1)(2)	2002	$135,000	$-0-	$7,900
Chief Executive Officer	2001	$-0-	$-0-	$-0-
	2000	$-0-	$-0-	$1,075

Michael Hess(2)	2002	$98,124	$6,314	$460
President	2001	$80,000	$-0-	$0
	2000	$80,000	$-0-	$842

Leland G. Orr(2)	2002	$98,124	$-0-	$2,925
Chief Financial Officer, Treasurer	2001	$80,000	$-0-	$-0-
	2000	$80,000	$-0-	$1,085

Shawn Lowry(3)	2002	$90,000	$13,500	$4,243
President, Brooke Franchise Corporation	2001	$90,000	$-0-	$-0-
	2000	$88,750	$18,609	$-0-

Michael Lowry(3)(4)	2002	$59,000	$35,000	$360
President, Brooke Credit Corporation	2001	$36,000	$69,531	$-0-
	2000	$36,000	$17,694	$-0-

(1)  Robert D. Orr received $90,000 in compensation from Brooke Holdings, Inc. and $45,000 in compensation from the Company for the fiscal year ending December 31, 2002.

(2)  In addition to the compensation set forth above, Robert D. Orr, Leland G. Orr and Michael Hess receive use of a vehicle for personal and commuting use.

(3)  Shawn Lowry and Michael Lowry receive use of a vehicle for commuting purposes.

(4)  Michael Lowry received his bonus from Brooke Credit Corporation, the finance subsidiary of the Company.

Robert Orr, Leland Orr, and Michael Hess each receive cash compensation and other fixed remuneration in their respective capacities as Chief Executive Officer, Treasurer, and President of the Company, respectively, but receive no additional cash compensation or other fixed remuneration in their capacity as directors of the Company.  Directors Allen and Hubbard, however, each receive $2000 plus reasonable travel allowance for each board meeting attended in person, $200 for each board meeting attended via teleconference, and $500 for each board meeting attended via video conference.

Option/SAR Grants in Last Fiscal Year

(Individual Grants)

Name (a)	Number of Securities Underlying Options/SARs granted (#) (b)	Percent of total options/SARs granted to employees in fiscal year (c)	Exercise or base price ($/Sh) (d)	Expiration date (e)

Robert D. Orr(1), Chairman of the Board of Directors and CEO	2,000	4.2%	$27.50	March 13, 2007

Leland G. Orr, Director, Vice President and Treasurer	2,000	4.2%	$27.50	March 13, 2007

Michael Hess, Director, President	2,000	4.2%	$25	March 13, 2007

John Allen, Director	2,000	4.2%	$25	March 13, 2007

Derrol Hubbard, Director	2,000	4.2%	$25	March 13, 2007

Anita Larson, Vice President, General Counsel, Secretary	2,000	4.2%	$25	March 13, 2007

Kyle Garst, Vice President, Investment Sales Manager	2,000	4.2%	$25	March 13, 2007

Shawn Lowry, President, Brooke Franchise Corporation	2,000	4.2%	$25	March 13, 2007

Michael Lowry, President, Brooke Credit Corporation	2,000	4.2%	$25	March 13, 2007

(1) Robert Orr remitted his 2,000 common stock options back to the Company in September 2002.

ITEM 11                SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS VOTING SECURITIES AND PRINCIPAL HOLDERS.

Voting Securities.

Name and Address of Owner	Title of Class	Number of Shares Owned	Percentage of Class(1)

Robert D. Orr(2)(3) Route #2, Box 53 Smith Center, Kansas 66967	Common Stock	526,146	67.89%

Leland G. Orr(2)(4)(11) 501 Berglund Drive Phillipsburg, Kansas 67661	Common Stock	86,023	11.15%

Michael Hess(2)(5)(11) 516 South Grant Smith Center, Kansas 66967	Common Stock	46,277	6.02%

Shawn Lowry(6)(11) 121 Shore Line Dr. Louisburg, Kansas 66053	Common Stock	12,000	1.60%

Michael Lowry(6)(11) 11728 Grant Overland Park, Kansas 66210	Common Stock	10,500	1.41%

Anita Larson(7)(11) 627 Louisiana Street Lawrence, Kansas 66044	Common Stock	12,400	1.65%

Kyle Garst(8)(11) 12726 Flint Lane Overland Park, Kansas 66213	Common Stock	11,386	1.52%

John Allen(9)(11) 100 Main Street Cincinnati, Ohio 45202	Common Stock	0	0.05%

Derrol Hubbard(9)(11) 73-405 El Paso, Suite 32D Palm Desert, California 92260	Common Stock	0	0.05%

All Executive Officers and Directors As a Group(10)(11) (9 persons)	Common Stock	578,112	75.01%

Brooke Holdings, Inc.(2) 210 W. State St. Phillipsburg, Kansas 67661	Common Stock	511,596	66.01%

(1)  All percentages herein are based on 774,973 shares of common stock outstanding as of February 28, 2003

(2)  As of February 28, 2003, Brooke Holdings, Inc., owned 511,596 shares of the Company’s common stock, which represents 66.01% of the 774,973 shares of common stock outstanding.  Robert D. Orr, Leland G. Orr and Michael Hess beneficially own 54.77%, 16.15% and 8.60%, respectively, of the shares of common stock of Brooke Holdings, Inc.

(3)  Robert D. Orr indirectly beneficially owns 511,596 shares of the Company’s common stock through his 54.77% ownership of the common stock of Brooke Holdings, Inc.

(4)  Leland G. Orr beneficially owns 82,623 shares of the Company’s common stock through his 16.15% ownership of the common stock of Brooke Holdings, Inc.

(5)  Michael Hess beneficially owns 43,997 shares of the Company’s common stock through his 8.6% ownership of the common stock of Brooke Holdings, Inc.

(6)  On May 31, 2001, Shawn Lowry transferred his Company’s common stock shares to First Financial Group, L.C., a limited liability company where he serves as manager and co-member with a 53.33% ownership position.   On May 31, 2001 Michael Lowry transferred his Company’s common stock shares to First Financial Group, L.C., where he serves as co-member with a 46.67% ownership position.  Shawn Lowry and Michael Lowry have equal voting power in First Financial.

(7)  Ms. Larson’s shares includes 200 shares owned by Tom Arensberg, Ms. Larson’s husband.  Ms. Larson disclaims beneficial ownership of these shares.

(8)  Kyle Garst beneficially owns 10,706 shares of the Company’s common stock through his sole ownership of American Financial Group, L.L.C., a limited liability company in which Mr. Garst is sole manager and sole member.

(9)  Derrol Hubbard and John Allen do not own any shares of common stock as of February 28, 2003.

(10)  Includes the shares of common stock beneficially owned by Robert D. Orr, Leland G. Orr, Michael Hess, Shawn Lowry, Michael Lowry, Anita Larson, Kyle Garst, John Allen, and Derrol Hubbard.

(11)  Percentage of class figure includes stock options that each individual has the right to acquire within 60 days of February 28, 2003.

Non-Voting Securities.  None of the officers or directors own non-voting securities of the Company.  The Company is unaware of any shareholder who owns more than 10% of the Company’s non-voting securities.

Options, Warrants, and Rights.  On March 13, 2002 Robert D. Orr, Leland G. Orr, Michael Hess, Shawn Lowry, Michael Lowry, Anita Larson, Kyle Garst, John Allen, and Derrol Hubbard were each granted 2,000 stock options in the Company’s common stock.  The price of each option is $25 per share for Michael Hess, Shawn Lowry, Michael Lowry, Anita Larson, Kyle Garst, John Allen, and Derrol Hubbard. The price of each option is $27.50 per share for Rober Orr and Leland Orr.  The options carry a term of five years with level vesting over a five-year period.   In September 2002 Robert Orr remitted back to the Company his grant of 2,000 options.

EQUITY COMPENSATION PLAN

On February 26, 2002 the Company filed a Form S-8 with the SEC to register 90,000 shares of the Company’s common stock under the Company’s 2001 Compensatory Stock Option Plan.  This plan was approved by the Company’s shareholders on February 27, 2001.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	41,350	$25.00 - $27.50	47,850

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	41,350	$25.00 - $27.50	47,850

ITEM 12                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At the request of the Company, Robert D. Orr, Leland G. Orr and Michael Hess have, in some cases, each personally guaranteed payment of amounts due suppliers by the Company under certain agency agreements. The amounts guaranteed under such agency agreements vary depending on the value of premiums to be collected under such agency agreements.  Mr. Orr, Mr. Orr and Mr. Hess have also each personally guaranteed repayment of a $960,000 line of credit loan to First National Bank and Trust of Phillipsburg, Kansas.  No compensation or other benefit is provided to Mr. Orr, Mr. Orr or Mr. Hess for making personal guarantees on behalf of the Company even though the continuance of these guarantees is important to the Company’s prospects.

At the request of the Company, Robert Orr, Leland Orr, Michael Hess, and Shawn Lowry each personally guaranteed repayment to Brooke Credit Corporation of a promissory note made to Austin Agency, Inc., Brownsville, Texas, for the acquisition of an insurance agency.  On December 31, 2002, the Company’s total loss exposure related to this loan was zero because the entire loan balance of $1,036,333 was sold without recourse to an unaffiliated lender.  Without Mr. Orr, Mr. Orr, Mr. Hess and Mr. Lowry’s personal guarantees, Austin Agency did not qualify for credit and the Company would have missed an expansion opportunity.  The four guarantors have each acquired 6.25% of the outstanding stock of Austin Agency, Inc. as consideration for their guarantees although Mr. Orr, Mr. Orr, Mr. Hess and Mr. Lowry have stated their intentions to return their stock to Austin Agency for cancellation as soon as their guarantees are released.

Robert D. Orr, Leland G. Orr and Michael Hess own 100% of the voting stock of GI Agency, Inc. Although GI Agency, Inc. was a franchise agent for the Company in previous years, it is not currently a franchise agent and its business operations do not include insurance sales.   On December 31, 2002, the Company’s total loss exposure related to loans made by Brooke Credit Corporation to GI Agency was zero because all such loan balances, totaling $1,861,601, were sold without recourse to an unaffiliated lender.

Robert D. Orr, Leland G. Orr and Michael Hess own a controlling interest in Brooke Holdings, Inc., which owned 67.1% of the Company’s common stock on December 31, 2002.  Prior to enactment of the Sarbanes-Oxley Act in July, 2002, the Company had extended unsecured credit to Brooke Holdings in the total amount of $608,189 bearing interest at a rate of 9.5% per annum and maturing on December 31, 2002.   Brooke Holdings expects to repay, or refinance with a third party, this credit extension by June 30, 2003.

Shawn Lowry is the sole manager of First Financial Group, L.C., a Kansas limited liability company. Michael Lowry and Shawn Lowry are the co-members of First Financial Group, L.C.  Kyle Garst is the sole manager and sole member of American Financial Group, L.C., a Kansas limited liability company.  First Financial Group, L.C. and American Financial Group, L.C. help insurance agencies qualify for credit by providing loan guarantees, typically in exchange for an ownership interest in the insurance agency.  This activity provides significant benefit to the Company by qualifying more agents for credit.  On June 1, 2001, First Financial Group, L.C., guaranteed 65% of a Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas and received a 15% profit interest in Palmer, L.L.C. as consideration.  The loan was originated on June 1, 2001 and is scheduled to mature on September 1, 2011. As of December 31, 2002, the entire loan principal balance of $694,971 was sold to unaffiliated lenders.  The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $427,475 of loan participation balances.   On August 30, 2002, First Financial Group, L.C. guaranteed 50% of a Brooke Credit Corporation loan to Stein and Associates, L.L.C. of Kearney, Missouri and received a 10% profit interest in Stein and Associates, L.L.C. as consideration.  The loan was originated on August 30, 2002, and is scheduled to mature on August 15, 2014.  As of December 31, 2002 the entire loan principal balance of $547,611 was sold to unaffiliated lenders.   The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $410,703 of loan participation balances.  On October 15, 2001 American Financial Group, L.C. and First Financial Group, L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.5% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014.   As

of December 31, 2002 the entire loan principal balance of $422,454 was sold to unaffiliated lenders.  The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $291,590 of loan participation balances.

On February 7, 2001, Shawn Lowry borrowed $28,000 from Brooke Credit Corporation bearing interest at a rate adjusted annually and equal to 3.5% per annum over the New York prime rate, which as of the last date of determination was 12%.  This loan was scheduled to mature on February 15, 2006 but was paid off by Mr. Lowry on March 28, 2002.  On September 17, 2001, Mr. Lowry borrowed $12,000 from Brooke Credit Corporation bearing interest at 10% with a scheduled maturity date of December 31, 2001.  On October 1, 2001, Mr. Lowry borrowed $2,500 from Brooke Credit Corporation bearing interest at 10% with a maturity date of December 31, 2001.  On October 31, 2001, Mr. Lowry borrowed $79,283 from Brooke Credit Corporation bearing interest at 3.5% per annum over the New York prime rate with a maturity date of November 1, 2011.  The purpose of the loans was to allow Mr. Lowry to purchase stock of the Company and finance the operations of First Financial Group, L.C.  Mr. Lowry paid off each of these loans on March 28, 2002.

Anita Larson is married to John Arensberg, a partner in Arensberg Insurance of Overland Park, Kansas. The Company and Arensberg Insurance have entered into a franchise agreement pursuant to which Arensberg Insurance participates in the Company’s Master Agent program. In addition, Brooke Credit Corporation has extended credit to Arensberg Insurance to acquire an insurance agency.  The loan was made on substantially the same terms and conditions as provided to other agents and is schedule to mature on October 1, 2009.  As of December 31, 2002, the entire loan principal balance of $714,337 was sold to unaffiliated lenders.  The Company’s exposure to loss is limited to a recourse obligation by Brooke Credit Corporation on $245,120 of loan participation balances.  The Company entered into a franchise agreement and made loan advances to Arensberg Insurance partnership prior to Ms. Larson’s employment by the Company.  Furthermore, Ms. Larson is not a partner of Arensberg Insurance. The Company believes that the partners of Arensberg Insurance are established and credible businessmen and therefore believes its exposure to loss from its recourse obligation is limited.

Anita Lowry is a sister to Robert D. Orr and Leland G. Orr and the mother of Shawn Lowry and Michael Lowry and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. The Company and American Heritage Agency, Inc. entered into a franchise agreement on February 28, 1999 pursuant to which American Heritage Agency, Inc. participates in the Company’s Master Agent program.  As of December 31, 2002, Brooke Credit Corporation had six loans outstanding to American Heritage Agency with total principal balances of $557,587.  All such loans were made on substantially the same terms and conditions as provided to other agents and are scheduled to mature on October 15, 2003, August 15, 2003, January 16, 2005, September 1, 2010, February 1, 2014 and April 1, 2014.  The Company’s exposure to loss is limited to retained principal loan balances of $4,997 because all other loan balances have been sold to unaffiliated lenders without recourse.

The Company sells insurance to its Board of Directors and its employees. The aggregate of these transactions is not significant to the financial statements.

Lori Hess is the wife of Michael Hess and has purchased a loan participation from Brooke Credit Corporation through her Individual Retirement Account in the amount of $103,299.  The balance of the loan participation outstanding purchased by Ms. Hess was zero as of December 31, 2002.

Robert D. Orr has purchased a loan participation from Brooke Credit Corporation through his Individual Retirement Account in the amount of $115,911.  The balance of the loan participation outstanding purchased by Mr. Orr was zero as of December 31, 2002.

The Company’s employee handbook contains conflicts of interest guidelines which are applicable to Company management and employees.  The purpose of the guidelines is to prevent an employee in a position to influence a decision regarding the Company to use such influence for personal gain.  Pursuant to the guidelines, an employee in such a position is required to notify an officer of the Company of the existence of such a situation.

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

4.01

Indenture dated as of July 31, 1997 (the “Indenture”), by and between Brooke Credit Corporation and The First National Bank and Trust Company, relating to the issuance of the Brooke Credit Corporation, Series 1997A, Series 1997B and Series 1997C Bonds(1)

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

(1)  Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB filed on October 18, 2000.

(2)  Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(3)  Incorporated by reference to the Registrant’s Amendment No. 4 to its Form 10-SB filed on July 11, 2001.

(4)  Previously Filed.

(5)  Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

(6)  Filed herewith.

(b)  REPORTS ON FORM 8-K

The Company filed two reports on Form 8-K during the fourth quarter of 2002.  On October 9, 2002, the Company filed a report on Form 8-K in response to a request by the Securities and Exchange Commission for financial information relating to the Company's July 1, 2002 acquisition of CJD and Associates, LLC.  Amendments to the report on Form 8-K were filed by the Company on October 16 and October 17, 2002 in response to the Securities and Exchange Commission's request for additional financial information.

On November 20, 2002, the Company filed a report on Form 8-K regarding a press release whereby the Company announced its strategy for selling insurance and financial services through agent entrepreneurs.

ITEM 14.  CONTROLS AND PROCEDURES.

(a)                                  Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer, Robert D. Orr, and Chief Financial Officer, Leland G. Orr, have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report.  Based upon the review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)                                 Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKE CORPORATION

/s/ Robert D. Orr

Robert D. Orr, Chief Executive Officer and Director

Date: March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Michael Hess	President and Director	March 27, 2003
Michael Hess

/s/ Leland G. Orr	Treasurer, Chief Financial Officer,	March 27, 2003
Leland G. Orr	Assistant Secretary and Director

/s/ Robert D.	Chief Executive Officer and Director	March 27, 2003
Orr Robert D. Orr

CERTIFICATIONS

I, Robert D. Orr, (Chief Executive Officer) of Brooke Corporaition certify that:

1. I have reviewed this annual report on Form 10-KSB of Brooke Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: March 27, 2003

/s/ Robert D. Orr
Robert D. Orr
Chief Executive Officer

CERTIFICATIONS

I, Leland G. Orr, (Chief Financial Officer) of Brooke Corporaition certify that:

1. I have reviewed this annual report on Form 10-KSB of Brooke Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: March 27, 2003

/s/ Leland G. Orr
Leland G. Orr
Chief Financial Officer

Brooke Corporation

Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

Brooke Corporation

Consolidated Financial Statements

Years Ended December 31, 2002 and 2001

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Brooke Corporation:

We have audited the accompanying consolidated balance sheets of

BROOKE CORPORATION

as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BROOKE CORPORATION as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Summers, Spencer & Callison, CPAs, Chartered

Topeka, Kansas

February 21, 2003

Brooke Corporation

CONSOLIDATED FINANCIAL STATEMENTS

Brooke Corporation

Consolidated Balance Sheets

DECEMBER 31, 2002 AND 2001

ASSETS

	2002	2001
Current Assets
Cash	$7,210,318	$4,787,869
Accounts and notes receivable, net	9,236,545	7,810,688
Note receivable, parent company	608,189	437,668
Other receivables	2,220,619	879,072
Securities	1,198	1,198
Interest-only strip receivable	1,883,276	184,412
Deposits	58,141	—
Prepaid expenses	503,899	328,912

Total Current Assets	21,722,185	14,429,819

Investment in Agencies	402,703	867,320

Property and Equipment
Cost	4,173,940	2,402,101
Less: Accumulated depreciation	(1,854,952)	(1,752,325)

Net Property and Equipment	2,318,988	649,776

Other Assets
Excess of cost over fair value of net assets	2,309,627	892,848
Less: Accumulated amortization	(405,749)	(255,469)
Prepaid commission guarantee	—	28,200
Goodwill	—	1,284
Prepaid finders fee	13,832	14,340
Contract database	68,855	39,692
Servicing asset	1,238,984	293,276
Agency assets	317,126	—
Restricted cash	208,498	—
Deferred tax asset	159,637	906,543

Net Other Assets	3,910,810	1,920,714

Total Assets	$28,354,686	$17,867,629

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Balance Sheets

DECEMBER 31, 2002 AND 2001

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2002	2001
Current Liabilities
Accounts payable	$5,181,974	$2,299,366
Premiums payable to insurance companies	4,415,188	2,256,732
Unearned buyer assistance plan fees	1,666,417	928,232
Accrued commission refunds	327,405	296,842
Short term debt	991,646	695,515
Current maturities of long-term debt	2,272,159	3,470,608

Total Current Liabilities	14,854,789	9,947,295

Non-current Liabilities
Servicing liability	53,292	42,260
Long-term debt less current maturities	10,405,933	7,398,935

Total Liabilities	25,314,014	17,388,490

Stockholders’ Equity
Common stock, $1 par value, 9,500,000 shares authorized, 774,973 and 704,018 shares issued and 763,923 and 692,968 shares outstanding	774,973	704,018
Preferred stock, $75 par value, 1,000 shares authorized, 781 shares issued and outstanding	58,600	58,600
Preferred stock, $25 par value, 464,625 shares authorized, 49,667 and 43,137 shares issued and outstanding	1,241,675	1,841,250
Preferred stock, $32 par value, 34,375 shares authorized, 24,331 shares issued and outstanding	778,592	—
Less: Treasury stock, 11,050 shares at cost	(39,500)	(39,500)
Notes receivable for common stock	—	(8,193)
Additional paid-in capital	1,875,333	703,023
Retained earnings (deficit)	(1,868,981)	(2,787,370)
Accumulated other comprehensive income	219,980	7,311

Total Stockholders’ Equity	3,040,672	479,139

Total Liabilities and Stockholders’ Equity	$28,354,686	$17,867,629

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Income

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Operating Income
Insurance commissions	$30,539,743	$20,895,232
Interest income (net)	736,715	418,266
Facilitator income	1,589,254	450,000
Gain on sale of agencies	165,226	676,503
Buyer assistance plan fees	3,954,444	1,589,550
Gain on sale of notes receivable	2,762,673	507,670
Gain on extinguishment of debt	438,706	—
Loss on sale of fixed assets	—	(47,397)
Policy fee income	172,717	—
Other income	35,795	4,333

Total Operating Income	40,395,273	24,494,157

Operating Expenses
Commissions expense	25,355,297	16,220,082
Payroll expense	7,014,533	4,112,648
Depreciation and amortization	809,210	440,614
Other operating expenses	4,270,578	1,991,054
Bond interest expense	496,657	343,672

Total Operating Expenses	37,946,275	23,108,070

Impairment loss	—	162,877

Income from Operations	2,448,998	1,223,210

Other Expenses
Interest expense	252,217	169,561

Total Other Expenses	252,217	169,561

Income Before Income Taxes	2,196,781	1,053,649

Income tax expense	746,906	358,241

Net Income	$1,449,875	$695,408

Net Income per Share:
Basic	1.66	.91
Diluted	1.56	.90

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity

YEARS ENDED DECEMBER 31, 2002 AND 2001

	Common Stock	Preferred Stock	Treasury Stock	Notes Receivable for Common Stock	Add’l Paid- In Capital	Retained Earnings	Accum Other Comprehensive Income	Total
Balances, December 31, 2000	$704,018	$58,600	$(39,500)	$—	$1,103,702	$(2,452,773)	$—	$(625,953)
Adjustment to record producer payable	—	—	—	—	—	(797,277)	—	(797,277)
Adjusted Balances, December 31, 2000	704,018	58,600	(39,500)	—	1,103,702	(3,250,050)	—	(1,423,230)
Dividends paid						(232,728)		(232,728)
Preferred stock issued		1,841,250						1,841,250
Fair market value of contributed services					40,000			40,000
Loans for common stock issuances				(8,193)				(8,193)
Deferred charges					(440,679)			(440,679)
Comprehensive income:
Interest-only strip receivable, fair market value							7,311	7,311
Net income						695,408		695,408

Balances, December 31, 2001	$704,018	$1,899,850	$(39,500)	$(8,193)	$703,023	$(2,787,370)	$7,311	$479,139

Balances, December 31, 2001	$704,018	$1,899,850	$(39,500)	$(8,193)	$703,023	$(2,787,370)	$7,311	$479,139
Dividends paid						(531,486)		(531,486)
Preferred stock issued		2,001,646						2,001,646
Fair market value of contributed services					30,000			30,000
Equity conversion	70,155	(1,822,629)			1,752,474			—
Equity issuance	800				19,200			20,000
Loan proceeds for common stock issuances				8,193				8,193
Deferred charges					(629,364)			(629,364)
Comprehensive income:
Interest-only strip receivable, fair market value							212,669	212,669
Net income						1,449,875		1,449,875

Balances, December 31, 2002	$774,973	$2,078,867	$(39,500)	$—	$1,875,333	$(1,868,981)	$219,980	$3,040,672

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Cash Flows

YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
Cash flows from operating activities:
Net income	$1,449,875	$695,408
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	303,407	241,167
Amortization	505,803	199,447
Fair market value of contributed services	30,000	40,000
Gain on sale of inventory	(165,226)	(676,503)
Deferred income tax expense (benefit)	746,906	358,241
Impairment loss	—	162,877
Loss on sale of fixed assets	—	47,397
Gain on sale of notes receivable	(2,762,673)	(507,670)
(Increase) decrease in assets:
Accounts and other receivables	(1,596,378)	(5,224,794)
Other receivables	(1,341,547)	(682,144)
Prepaid expenses and other assets	(233,128)	(181,270)
Increase (decrease) in liabilities:
Accounts and expenses payable	4,090,604	648,691
Other liabilities	2,927,204	1,281,345

Net cash provided by (used in) operating activities	3,954,847	(3,597,808)

Cash flows from investing activities:
Cash payments for property and equipment	(1,756,687)	(232,450)
Purchase of subsidiary and agency assets	(2,224,816)	—
Purchase of insurance agency inventory	(7,083,787)	(3,040,593)
Proceeds from sales of insurance agency inventory	12,400,359	6,546,531

Net cash provided by investing activities	1,335,069	3,273,488

Cash flows from financing activities:
Deferred charges	(629,364)	(440,679)
Dividends paid	(531,486)	(232,728)
Cash proceeds from bond issuance	2,510,000	4,560,000
Cash proceeds from common stock issuance	20,000	—
Cash proceeds from preferred stock issuance	2,001,646	1,841,250
Payments on bond maturities	(1,005,000)	(760,000)
Line of credit advance	960,000	960,000
Advances on short-term borrowing	—	778,064
Payments on short-term borrowing	(695,515)	(909,088)
Advances on long-term debt	58,825	—
Payments on long-term debt	(5,556,573)	(2,368,143)

Net cash provided by (used in) financing activities	(2,867,467)	3,428,676

Net increase in cash and cash equivalents	2,422,449	3,104,356
Cash and cash equivalents, beginning of period	4,787,869	1,683,513

Cash and cash equivalents, end of period	$7,210,318	$4,787,869

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2002 AND 2001

1.                                      Summary of Significant Accounting Policies

(a)                               Organization

Brooke Corporation was incorporated under the laws of the State of Kansas on January 17, 1986.  The Company’s registered offices are located in Phillipsburg, Kansas.  On December 31, 2002, Brooke Holdings, Inc. owned 67.1% of the Company’s common stock.  The Company’s business activities include recruiting franchise agents, lending to franchise agents and consulting with franchise agents through its wholly owned subsidiaries.  Most of the Company’s revenues result from the sale of property and casualty insurance policies through franchise agents.

All of the Company’s subsidiaries are 100% owned and controlled by the Company.  Subsidiaries are grouped into one of three segments that correspond to the Company’s three product lines: 1) master agent services, or franchising, 2) facilitator services, or those activities primarily associated with the transfer of agency ownership, 3) and brokerage services, or those activities primarily associated with the sale of insurance on a wholesale basis.  Although the Company has multiple subsidiaries, the Company’s services are sold and performed by one of three primary subsidiaries: Brooke Franchise Corporation (formerly Interstate Insurance Group, LTD), Brooke Credit Corporation and CJD & Associates, L.L.C.

Separate annual audited financial statements are typically prepared for Brooke Franchise Corporation, Brooke Credit Corporation and CJD & Associates, L.L.C. as each primary subsidiary operates independently from the other two primary subsidiaries, and from the Company, to perform its specific business purpose.    Each primary subsidiary is also responsible for its own obligations, maintains its own separate funds, generates revenue in its own right, hires its own employees and maintains separate boards of directors.  The Company provides accounting, administrative and legal support for the activities of its three primary subsidiaries and Company revenues are typically limited to dividends and administrative fees from the primary subsidiaries.

Subsidiaries in the Master Agent group include:

Brooke Franchise Corporation, is a Missouri corporation.  On November 15, 2002, the Company changed the subsidiary name from Interstate Insurance Group, LTD to Brooke Franchise Corporation so that the corporate name better identifies the subsidiary’s business purpose.  The primary business purpose of this subsidiary is franchising and providing services to franchise agents through its network of regional offices and service centers.  Effective December 31, 2002, Brooke Franchise Corporation became a franchisor and the assignee of franchise fees to be received by the Company pursuant to certain franchise agreements previously executed.

Brooke Agency, Inc., a Kansas corporation, is a licensed insurance agency that sells property and casualty insurance through the Company’s network of franchise agents.  Although Brooke Agency may be a party to contracts pursuant to which it receives revenues, it does not conduct any operations and does not have any revenues because all such revenues have been assigned to Brooke Franchise Corporation for performance of any associated obligations.

Brooke Investments, Inc., a Kansas corporation, may offer insurance annuities and mutual funds for sale through the Company’s network of franchise agents.  Brooke Investments, Inc. will determine whether registration as a broker-dealer is required and will register, if required, before investment services and securities are offered.   Although Brooke Investments may be a party to contracts pursuant to which it receives revenues, it does not conduct any operations and does not have any revenues because all such revenues have been assigned to Brooke Franchise Corporation for performance of any associated obligations.

Brooke Agency Services Company of Nevada, LLC, is a licensed Nevada insurance agency that sells insurance through the Company’s network of franchise agents.  On November 18, 2002, the Company changed the subsidiary name from Brooke Corporation of Nevada to Brooke Agency Services Company of Nevada, LLC.  This subsidiary is used for licensing purposes.  Although Brooke Corporation of Nevada may be a party to contracts pursuant to which it receives revenues, it does not conduct any operations and does not have any revenues because all such revenues have been assigned to Brooke Franchise Corporation for performance of any associated obligations.

Brooke Agency Services Company LLC is a limited liability company organized under the laws of the state of Delaware on June 24, 2002. It is a bankruptcy-remote special purpose entity licensed as an insurance agency created to offer property, casualty, life and health insurance through certain agents with loans originated by Brooke Credit Corporation.  It is anticipated that Brooke Agency Services Company LLC will acquire ownership of franchise agreements from the Company and/or Brooke Franchise Corporation as part of an arrangement to preserve collateral on behalf of Brooke Credit Corporation.  It is also anticipated that Brooke Agency Services Company LLC will contract with the Company and/or Brooke Franchise Corporation for performance of any obligations to agents associated with all such franchise agreements.

First Brooke Insurance and Financial Services, Inc. is a Texas corporation controlled through an agreement with stockholders. This subsidiary is used for licensing purposes.  Although First Brooke Insurance and Financial Services, Inc. may be a party to contracts pursuant to which it receives revenues, it does not conduct any operations and does not have any revenues because all such revenues have been assigned to Brooke Franchise Corporation for performance of any associated obligations.

Subsidiaries in the Facilitator group include:

Brooke Credit Corporation, a Kansas corporation, is a licensed finance company that originates loans primarily to the Company’s franchise agents.   This subsidiary also originates other types of loans through independent loan brokers and loan agents.  Loans originated by Brooke Credit Corporation, and its loan brokers, are sold on a wholesale basis to participating lenders and other investors.

The American Agency, Inc., a Kansas corporation, consults with agent sellers under the trade name of Agency Business Consultants.  Although The American Agency, Inc. is a licensed insurance agency, substantially all of the insurance program business of this subsidiary has been consolidated into CJD & Associates, L.L.C. because its insurance business is similar to that of this subsidiary.  Although The American Agency, Inc. may be a party to consulting and other agreements, it does not conduct any operations and does not have any revenues because all such consulting and other fees have been assigned to Brooke Franchise Corporation as part of an agreement for Brooke Franchise Corporation to perform these consulting services on behalf of The American Agency through its regional offices and service center network.

The American Heritage, Inc., a Kansas corporation, consults with and otherwise assists agent buyers under the trade name of Heritage Agency Consultants.  Although The American Heritage, Inc. is a licensed insurance agency, substantially all of the insurance program business of this subsidiary has been consolidated into CJD & Associates, L.L.C. because its insurance business is similar to that of this subsidiary.   Although The American Heritage, Inc. may be a party to consulting and other agreements, it does not conduct any operations and does not have any revenues because all such consulting and other fees have been assigned to Brooke Franchise Corporation as part of an agreement for Brooke Franchise Corporation to perform these consulting services on behalf of The American Heritage through its regional offices and service center network.

Brooke Acceptance Company LLC is a limited liability company organized under the laws of the state of Delaware on July 31, 2002. It is a bankruptcy-remote special purpose entity of Brooke Credit Corporation and is the anticipated purchaser of Brooke Credit Corporation loans and issuer of certain floating rate asset backed notes.

Subsidiaries in the Brokerage group include:

CJD & Associates, L.L.C. is a limited liability company organized under the laws of the state of Kansas.  This subsidiary is a licensed insurance agency that sells insurance programs and excess surplus insurance on a wholesale basis, under the trade name of Davidson-Babcock, through the Company’s network of agents and through agents not necessarily affiliated with the Company.

Brooke Life and Health, Inc., a Kansas corporation, is a licensed insurance agency that sells life and health insurance through the Company’s network of franchise agents, subagents and insurance producers.  Although Brooke Life and Health may be a party to contracts pursuant to which it receives revenues, it does not conduct any operations and does not have any revenues because all such revenues have been assigned to Brooke Franchise Corporation for performance of any associated obligations.

Brooke Bancshares, Inc. was incorporated as a Kansas corporation in January of 2002 for the specific purpose of acquiring and owning one or more commercial banks.  However, the Company does not have plans for any such acquisitions so this subsidiary does not have, and is not expected to soon have, any revenues or operations.

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

The following are significant estimates made by management: accrued commission refund obligations, reimbursement from agents for commission refund obligations, accrued producer payable expense, useful lives of assets, Buyers Assistance Program unearned and earned percentages, the fair value assumptions utilized for interest-only strip receivables and Buyers Assistance Program net cash flow expenditures associated with commission performance. It is at least reasonably possible these estimates will change in the near term.

(c)                                Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash on hand, cash in banks and short-term investments purchased with a maturity of three months or less to be cash and cash equivalents. Restricted cash is not included in cash equivalents.

(d)                               Allowance for Bad Debts

The Company generally considers all accounts and notes receivable to be fully collectible, therefore no allowance has been recognized for uncollectible amounts.  However, as more fully disclosed in footnote 1.(o), the Company has established an allowance for receivables resulting from the uncertain timing and amounts of commissions payments due to the Company pursuant to the cash flow assistance provisions of the Company’s Buyer’s Assistance Plan.

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

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $327,405 and $296,842 as of December 31, 2002 and 2001, respectively.

Through its brokerage subsidiary, CJD & Associates, L.L.C., the Company receives fees for the placement and issuance of policies that are in addition to, and separate from, any sales commissions paid by insurance companies.  These fees are not refundable and the Company has no continuing obligation.

Through its subsidiary The American Heritage, Inc., the Company provides consulting, marketing and cash flow assistance to agency owners during the first months of agency ownership through a Buyers Assistance Plan (“BAP”) program. The Company has allocated the fees paid by agents for BAP assistance to each of the services provided by the Company and the fee associated with a particular service is recognized as revenue using the percentage of completion accounting method by referencing the costs incurred to date.

Many of the BAP services (inspection reports, operations analysis, marketing plan development) are provided by the Company before, or within thirty days after, agency acquisition.  As such, approximately 82% of those fees related to BAP agreements executed in the fourth quarter of 2002 were immediately recognized as revenue. Any remaining BAP fees are typically recognized throughout the BAP period as the remaining BAP related services are performed.  The allocation of fees for BAP agreements executed in the fourth quarter of 2002 changed from previous quarters as a result of discontinuing one BAP related service and initiating another.  The allocation of future BAP fees may again change if the nature, or timing, of BAP related services change.

Revenues from finders fees, gains on sale of agencies, seller consulting and seller discounts are recognized immediately because the Company has no continuing obligation.

(f)                                   Property and Equipment

Depreciable assets are stated at cost less accumulated depreciation.  Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.   The following summarizes the estimated useful lives used by the Company for various asset categories:

Description	Useful Life
Furniture and fixtures	10 years
Office and computer equipment	5 years
Automobiles	5 years
Buildings	40 years

(g)                               Excess Cost of Purchased Subsidiary

Included in other assets are unamortized costs of purchased subsidiaries (Brooke Life and Health, Inc., The American Agency, Inc. and CJD & Associates, L.L.C.) in excess of the fair value of underlying net tangible assets acquired. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization was $150,280 for the period ended December 31, 2002.  In 2001, management elected to reclassify Investment in Agencies of $316,520 to this account because management’s intention was no longer to sell these agencies, which, primarily consisted of an agency doing business as

Brooke Life/Health.

On July 1, 2002, the Company acquired 100% of the outstanding shares of CJD & Associates, L.L.C. and $1,416,779 of the initial purchase price was allocated to Excess Cost of Purchased Subsidiary. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods.  In accordance with paragraph 80 of APB 16, “Business Combinations”, any such payments for an increased purchase price shall be recorded as Excess Cost of Purchased Subsidiary when made.

In the third and fourth quarters of 2000, Interstate Insurance Group, LTD’s (now Brooke Franchise Corporation pursuant to amended articles of incorporation dated November 15, 2002) primary supplier began exiting the limousine insurance market, which comprised virtually all of Interstate’s insurance business, and revenues began decreasing. Based on these circumstances, revenue and cash flow projections were revised, resulting in the recognition of impairment losses in the Interstate unit of the insurance agency business segment of $300,000 and $162,877 in 2000 and 2001, respectively. The amount of the Interstate impairment losses corresponds to the amounts recorded as Excess Cost of Purchased Subsidiary as disclosed in footnote 13.

(h)                               Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to net operating loss carryforwards that are available to offset future taxable income. The Company files its federal income tax return on a consolidated basis with its subsidiaries.

(i)                                  Investment in Agencies

The amount of assets included in the “Investment in Agencies” category is the total of purchase prices paid, or market prices if lower, for agency assets that the Company acquires to hold in inventory for sale to its agents.  These assets are carried at the lower of cost or market because they are available for sale and not held for investment.  The number of agencies purchased for this purpose for the year ended December 31, 2002 and 2001 was 25 and 23, respectively. Correspondingly, the number of agencies sold from inventory during the same periods was 26 and 21, respectively. In 2001, the Company elected to reclassify Investment in Agencies of $316,520 to Other Assets because management’s intention was no longer to sell these agencies, which primarily consists of an agency doing business as Brooke Life and Health.   At December 31, 2002, the Company’s Investment in Agencies consisted of an Arizona agency purchased in October 2002 for $402,703.   At December 31, 2001, the Company’s Investment in Agencies consisted of a Missouri agency purchased for $272,874 and a Texas agency purchased for $594,446.

(j)                                   Gain or Loss on Sale of Assets

“Investment in Agencies” gains or losses are the difference between the insurance agency’s sales price and the insurance agency’s book value, which is carried at the lower of cost or fair value. Insurance agencies are typically sold in the same units as purchased. However, in instances where a part, or segment, of an insurance agency unit is sold, then management estimates the fair value of the segment of the insurance agency unit being sold and the difference between the sales price and the resulting fair value estimation is the amount of the gain or loss. Any such fair value estimation is evaluated for reasonableness by comparing the market value estimation of the segment to the book value for the entire insurance agency unit. Fair value estimations are based on comparable sales information that takes into consideration agency characteristics such as customer type, customer account size, supplier size and billing methods.

(k)                               Contracts Database

The Contracts Database asset consists of the legal and professional fees associated with development of standardized loan documents by Brooke Credit Corporation. These contracts are available for sale to others that make these types of loans, by first purchasing a license from Brooke Credit Corporation. A complete review and revision is scheduled for all loan documents every five years, therefore, the asset is being amortized over a five year period.

Also included in this asset are the legal and professional fees associated with development of standardized documents relating to the securitization and rating of loan pools in Brooke Credit Corporation’s portfolio.  The development of these contracts creates a new security asset class, or program, whereby Brooke Credit Corporation can securitize multiple loan pools each year with minimal additional legal and professional fees incurred.   This asset is being amortized over a five year period because the benefits of this new asset class are expected to last at least five years and because significant changes to the associated standardized documents will probably not be required for five years.

(l)                                  Deferred Charges

Deferred charges relate to costs associated with the public offering of preferred stock and bonds. Selling expenses, auditor fees, legal costs and filing charges associated with the Company’s public offering of stock totaled $1,070,043 and have been offset against stock proceeds. Similar costs associated with the Company’s public offering of bonds totaled $414,088 and are classified as prepaid expenses that are amortized over a period ending at bond or debenture maturity. Net of amortization, the balance of all such prepaid expenses as of December 31, 2002 was $260,684.

(m)                             Equity Rights and Privileges

Convertible preferred stockholders shall be entitled to a 9% cumulative dividend in cash of the liquidation value of such stock per share per annum, as determined by the Board of Directors. Convertible preferred stock may convert to common stock at a rate of 13 shares of common stock for 1 share of preferred stock. Convertible preferred stock has no voting rights. Holders of convertible preferred stock, upon liquidation or dissolution of the Company, are entitled to be paid an amount equal to $75 for each share of preferred stock not converted into common stock before any amount may be paid to holders of common stock. In addition to the convertible preferred stock, the Company is authorized to issue 499,000 shares of preferred stock. The authorized shares consist of 100,000 shares of 2002 convertible preferred stock, 10,000 shares of 2002A convertible preferred stock, and 34,375 shares of 2002B convertible preferred stock. The remaining 354,625 shares are “undesignated” preferred stock. The holders of the 2002 and 2002A convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 10% of the liquidation value of such stock per share per annum if determined by the Board of Directors. Prior to April 1, 2002, the holders of 2002 and 2002A convertible preferred stock converted 60,333 of their preferred shares into 60,333 shares of common stock. The holders of 2002 and 2002A convertible preferred stock that did not convert their shares to common shares prior to April 1, 2002 have no conversion rights. In the case of liquidation or dissolution of the Company, the holders of the 2002 or 2002A convertible preferred stock shall be entitled to be paid in full the liquidation value, $25 per share, after payment of full liquidation value to the holders of convertible preferred stock and before the holders of common stock. The holders of 2002B convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 9% of the liquidation value of such stock per share per annum if determined by the Board of Directors. On or prior to May 15, 2002, the holders of 2002B convertible stock converted 9,822 of their preferred shares into 9,822 shares of common stock. The holders of 2002B convertible preferred stock that did not convert their shares to common shares on or prior to May 15, 2002 have no conversion rights. In the case of liquidation or dissolution of the Company, the holders of the 2002B convertible preferred stock shall be entitled to be paid in full the liquidation value, $32 per share, after payment of full liquidation value to the holders of convertible preferred stock, 2002 convertible preferred stock, 2002A convertible preferred stock, and before the holders of common stock. The common stockholders shall possess all rights and privileges afforded to capital stock by law, subject to holders of convertible preferred stock.

(n)                               Per Share Data

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the years ended December 31, 2002 and 2001 were $214,157 and $66,381, respectively. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding.

		2002	2001
Basic Earnings Per Share
Net Income		$1,449,875	$695,408
Less: Preferred Stock Dividends		(214,157)	(66,381)

Income Available to Common Stockholders		1,235,718	629,027
Average 2002 Common Stock Shares	757,518
Less: 2002 Treasury Stock Shares	(11,050)	746,468	692,968

Basic Earnings Per Share		$1.66	$.91

		2002	2001
Diluted Earnings Per Share
Net Income		$1,449,875	$695,408
Less: 2002 Preferred Stock Dividends on Non-Convertible Shares		(148,686)	—

Income Available to Common Stockholders		1,301,189	695,408
Average 2002 Common Stock Shares	757,518
Less: 2002 Treasury Stock Shares	(11,050)
Plus: Allowance for Shares Converted During 2002	10,153
Plus: Assumed Conversion of Convertible Preferred Shares in 2002	34,742
Plus: Assumed Exercise of 41,350 Stock Options in 2002	41,350	832,713	776,771

Diluted Earnings Per Share		$1.56	$.90

(o)       Buyer Assistance Plan

Through its subsidiary The American Heritage, Inc., the Company offers a consulting and cash flow assistance program (Buyer Assistance Plan or “BAP”) to provide assistance to agency buyers during the first months of insurance agency ownership. Although most of the BAP services provided by the Company are performed in the first month of agency ownership, some of the BAP services are performed later and a portion of BAP fees are therefore deferred until the cost of providing the service is incurred. Unearned buyer assistance plan and other related fees were $1,666,417 and $928,232 at December 31, 2002 and 2001, respectively.

Net cash flow assistance related to commission performance is recognized as an expense at the end of the BAP period, because of the uncertain timing of commission payments during ownership transition. Although not determinable until the end of the BAP period, the amount of the Company’s net cash flow assistance expenditures associated with commission performance becomes more certain as the BAP period progresses. As such, if the amount of cumulative net cash flow assistance provided by the Company exceeds 200% of the monthly gross cash flow assistance then an allowance for any such excess amount is immediately charged to expense and the amount recognized as expense at the end of the BAP period adjusted accordingly.  If necessary, as the BAP period nears expiration, the Company increases the allowance from that calculated above to the amount of estimated loss.  The Company has estimated this allowance at December 31, 2002 to be $317,619.   No allowance was recorded at December 31, 2001.

(p)       Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation of the financial statements.

(q)       Accounts and Notes Receivable, Net

The net notes receivable included as part of the “Accounts and Notes Receivable, Net” asset category are available for sale and are carried at the lower of cost or market. Accordingly, any changes in the net notes receivable balances are classified as an operating activity.

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

(s)         Advertising

The Company expenses the costs of advertising as they are incurred. Total advertising expense for the period ending December 31, 2002 and 2001 was $843,354 and $300,564, respectively.

(t)          Restricted Cash

Cash payments are made monthly to First National Bank of Phillipsburg as trustee for the Industrial Revenue Bonds. These funds are held by the trustee for payment of semi-annual interest and principal payments to bond holders on January 1st and July 1st.  The Company also holds a $150,000 cash deposit made by a borrower for the purpose of making future loan payments and the use of these funds are restricted to this purpose.

(u)         Compensated Absences

The Company has not accrued compensated absences, however, the total amount is not deemed to be material.

(v)          Agency Assets

Included in other assets are unamortized costs of agency assets. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization expense was $13,182 for the year ended December 31, 2002.

On August 1, 2002 the Company acquired insurance agency assets operating under the trade-name of Bornstein Financial Group for an initial purchase price of $200,000. The sellers may be entitled to an increase of the initial purchase price based on the amount of premiums received in future periods.  In accordance with paragraph 80 of APB 16, “Business Combinations”, any such payments for an increased purchase price shall be recorded as an Agency Asset when made.  The balance of this agency asset is being amortized over a 15-year period using an accelerated 150% declining balance method.

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

(w)       Value of Service Rendered

For the nine month period ended September 30, 2002, the fair value of Robert Orr’s services was estimated at $30,000 even though he did not receive direct compensation from the Company. This value was established after analysis of the time Robert Orr spent on Company activities and not necessarily the amount of contribution made by Robert Orr, the importance of Robert Orr’s contributions, or the Company’s dependence on Robert Orr. On October 1, 2002, Robert Orr began receiving direct compensation from the Company at the rate of $15,000 per month as a result of the increased commitment required from Robert Orr to implement the Company’s plans.

2.                          Notes Receivable

At December 31, 2002 and 2001, notes receivable consist of the following:

	2002	2001
Agency loans	$58,478,811	$37,712,937
Less: Agency loan participations	(57,647,259)	(34,699,956)
Commercial real estate loans	1,869,057	0
Less: Real estate loan participations	(1,869,057)	0
Equipment loans	0	1,927
Less: Equipment loan participations	0	(1,927)
Consumer loans	5,500	228,605
Less: Consumer loan participations	0	(220,412)

Total notes receivable, net	837,052	3,021,174
Interest earned not collected on notes *	429,211	461,970
Customer receivables	7,970,282	4,327,544

Total accounts and notes receivable, net	$9,236,545	$7,810,688

*The Company has a corresponding liability for interest payable to participating lenders in the amounts of $265,678 and $384,046 at December 31, 2002 and 2001, respectively.

Included in customer receivables are notes totaling $1,097,081 which were sold to a third party.  However, this sale was not treated as a transfer of assets in accordance with SFAS 140 because there was no written agreement and it was not sufficiently demonstrated that the Company had surrendered control to the extent required to remove the assets from the Company’s books.  Accordingly, a payable of $1,516,614 was recorded for the amount of the notes and note payments collected but not remitted.

Loan participation represents the transfer of notes receivable, by sale, to “participating” banks and finance companies.  The Company receives consideration from the participating entities.  In accordance with SFAS 140 Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, these transfers are accounted for as sales.  The transferred assets (i.e. notes receivable) are isolated from the Company.  The participating companies obtain the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivables.  In addition, the Company does not maintain control over the transferred assets and the transfer agreements do not entitle the Company or obligate the Company to repurchase or redeem the notes receivable before their maturity.  Based on management’s experience the carrying value for notes receivable approximates the fair value.

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

In all loan participation sales, the Company retains servicing responsibilities for which it typically receives annual servicing fees ranging from .25% to 1.375% of the outstanding balance. In those instances whereby annual service fees received by the Company are less than the cost of servicing, which is estimated at .25% of the outstanding balance, a servicing liability is recorded. Additionally, the Company often retains interest income.  The Company’s right to interest income is not subordinate to the investor’s interests and the Company shares interest income with investors on a prorata basis.  Although not subordinate to investor’s interests, the Company’s retained interest is subject to credit and prepayment risks on the transferred financial assets.

On December 31, 2002, the Company had loan participation balances of $59,516,316 (307 loan participations certificates) for which servicing rights and interest receivable were retained.   Corresponding pre-tax gains of $2,762,673 were recorded for the year ended December 31, 2002.  On December 31, 2001, the Company had loan participation balances of $34,922,295 (111 loan participation certificates) for which servicing rights and interest receivable were retained.  Corresponding pre-tax gains of $507,670 were recorded for the year ended December 31, 2001.  Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income.  Additionally, impairment of the servicing asset is subsequently evaluated and measured.  Subsequent to the initial recording at fair value, interest only receivables are measured as debt securities classified as available for sale.

Of the agency and real estate loans at December 31, 2002 and 2001, $18,150,555 and $10,123,323, respectively, were sold to various participating lenders with recourse to Brooke Credit Corporation.  Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied.  However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments.  Brooke Credit Corporation is not obligated, under any circumstances, to repurchase any loans sold to participating lenders prior to maturity or final resolution. All such recourse loans: a) have no balances more than 60 days past due; b) have adequate collateral; c) and are not in default.   The expense provision associated with the Company’s recourse obligation is based on the estimated fair value of the obligation.

To obtain fair values of retained interests and recourse obligations, quoted market prices are used if available.  However, quotes are generally not available for retained interests, so the Company typically estimates fair value based on the present value of future expected cash flows estimated using management’s best estimates of key assumptions, credit losses, prepayment speed and discount rates commensurate with the risks involved.

The predominant risk characteristics of the underlying loans of the Company’s servicing assets have been analyzed by management to identify how to stratify servicing assets for the purpose of evaluating and measuring impairment.  The underlying loans are very similar in virtually all respects, however management has concluded that those underlying loans with adjustable interest rates should be evaluated separately from loans with fixed interest rates.  Accordingly, different key economic assumptions would be used when determining the fair value of fixed rate loans than have been used for adjustable rate loans.  However, the total amount of underlying loans that are fixed rate is not material so no evaluation of fair value has been made for the fixed rate loan stratum.  As such, all underlying loans are part of the same stratum and have been evaluated using the key economic assumptions identified for adjustable rate loans.  No valuation allowance has been established because the fair value for the adjustable rate loan stratum is not less than the carrying amount of the servicing assets.

Although substantially all of the company’s loans are adjustable, a discount rate has been applied to reflect the net present value of future revenue streams.  As such, changes in the net present value rate, or discount rate, resulting from interest rate variations, would adversely affect the asset’s fair value.

The fair value of the interest-only strip receivable is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following table.  The fair value of the interest-only strip receivable is reduced by the amount of estimated credit losses, which are calculated using the estimated credit loss percentage noted in the following table.  On December 31, 2002 and 2001, the fair value of the interest-only strip receivable recorded by the Company was $1,883,276 and $184,412, respectively.  The Company has classified the interest-only receivable asset as available for sale.

The fair value of the “Servicing Asset” (or liability) is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the following table.  On December 31, 2002 and 2001, the fair value of the servicing asset recorded by the Company was $1,238,984 and $293,276, respectively.

Key economic assumptions used in measuring the retained interests and recourse obligations at the date of loan participation sales completed during the year were as follows (rates per annum):

	Agency Loans (Adjustable Rate Stratum)*	Agency Loans (Fixed-Rate Stratum)
Prepayment speed	10%	8%
Weighted average life (months)	104.6	64.9
Expected credit losses	5%	1.5%
Discount rate	8.5%	8.5%

*Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%).  Contract terms vary but, for most loans, the rate is adjusted annually on December 31st.

At December 31, 2002, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed Rate Stratum)
Prepayment speed assumption (annual rate)	10%	8%
Impact on fair value of 10% adverse change	$(85,378)	$(0)
Impact on fair value of 20% adverse change	$(166,555)	$(0)

Expected credit losses (annual rate)	5%	.21%
Impact on fair value of 10% adverse change	$(23,863)	$(1,578)
Impact on fair value of 20% adverse change	$(47,726)	$(3,157)

Discount rate (annual)	8.5%	8.5%
Impact on fair value of 10% adverse change	$(71,640)	$(3,531)
Impact on fair value of 20% adverse change	$(148,437)	$(6,964)

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

The above adverse changes are calculated on the Company’s retained interests in loans sold to participating lenders totaling $59,516,316 and excludes unsold loans totaling $837,052. The above adverse changes for expected credit losses are calculated on the Company’s retained interests in loans sold with recourse to participating lenders totaling $18,150,555 and excludes unsold and non-recourse loans totaling $42,202,813.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Retained Servicing Interest

	Adjustable Rate Stratum		Fixed Rate Stratum
	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$2,173,224	$2,105,425	$175,638	$172,772
Servicing expense	(503,313)	(487,701)	(166,377)	(163,431)
Discount of estimated cash flows at 8.5% rate	(473,241)	(454,748)	(2,316)	(2,396)
Carrying value of retained interests after effect of increases	1,196,670	1,162,976	6,945	6,945
Carrying value of retained interests before effect of increases	(1,232,039)	(1,232,039)	(6,945)	(6,945)
Decrease of carrying value due to increase in prepayments	$(35,369)	$(69,063)	$0	$0

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Strip Receivable)

	Adjustable Rate Stratum		Fixed Rate Stratum
	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$2,452,402	$2,369,686	$257,176	$254,052
Estimated credit losses on recourse loans	(294,976)	(286,125)	(18,702)	(18,371)
Discount of estimated cash flows at 8.5% rate	(525,089)	(498,707)	(39,514)	(38,637)
Carrying value of retained interests after effect of increases	1,632,337	1,584,854	198,960	197,044
Carrying value of retained interests before effect of increases	(1,682,346)	(1,682,346)	(200,930)	(200,930)
Decrease of carrying value due to increase in prepayments	$(50,009)	$(97,492)	$(1,970)	$3,886)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Strip Receivable)

	Adjustable Rate Stratum		Fixed Rate Stratum
	10% Credit Loss Increase	20% Credit Loss Increase	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$2,539,964	$2,539,964	$260,393	$260,393
Estimated credit losses on recourse loans	(334,696)	(365,124)	(20,947)	(22,851)
Discount of estimated cash flows at 8.5% rate	(546,785)	(540,220)	(40,094)	(39,769)
Carrying value of retained interests after effect of increases	1,658,483	1,634,620	199,352	197,773
Carrying value of retained interests before effect of increases	(1,682,346)	(1,682,346)	(200,930)	(200,930)
Decrease of carrying value due to increase in credit losses	$(23,863)	$(47,726)	$(1,578)	$(3,157)

Effect of Increases in Assumed Discount Rate on Retained Servicing Interest

	Adjustable Rate Stratum		Fixed Rate Stratum
	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$2,244,743	$2,244,743	$178,581	$178,581
Servicing expense	(520,381)	(520,381)	(169,404)	(169,404)
Discount of estimated cash flows	(522,890)	(560,279)	(2,322)	(2,410)
Carrying value of retained interests after effect of increases	1,201,472	1,164,083	6,855	6,767
Carrying value of retained interests before effect of increases	(1,232,039)	(1,232,039)	(6,945)	(6,945)
Decrease of carrying value due to increase in discount rate	$(30,567)	$(67,956)	$(90)	$(178)

Effect of Increases in Assumed Discount Rate on Retained Interest (Strip Receivable)

	Adjustable Rate Stratum		Fixed Rate Stratum
	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$2,539,964	$2,539,964	$260,393	$260,393
Estimated credit losses on recourse loans	(304,269)	(304,269)	(19,043)	(19,043)
Discount of estimated cash flows	(594,422)	(633,830)	(43,861)	(47,206)
Carrying value of retained interests after effect of increases	1,641,273	1,601,865	197,489	194,144
Carrying value of retained interests before effect of increases	(1,682,346)	(1,682,346)	(200,930)	(200,930)
Decrease of carrying value due to increase in credit losses	$(41,073)	$(80,481)	$(3,441)	$(6,786)

The following is an illustration of disclosure of expected static pool credit losses for loan participations sold with recourse to the Company.  “Static pool credit loss” is an analytical tool that matches credit losses with the corresponding loans so that loan growth does not distort or minimize actual loss rates.  The Company discloses static pool loss rates by measuring credit losses for loans originated in each of the last three years.

Agency Recourse Loans Sold in

Actual & Projected Credit Losses (%) as of:	2000	2001	2002
December 31, 2002	0	0	0
December 31, 2001	0	0
December 31, 2000	0

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse as of and for the period ended December 31, 2002 and 2001:

	Total Principal Amount of Loans****		Principal Amounts 60 or More Days Past Due*		Net Credit Losses***
Type of Loan	2002	2001	2002	2001	2002	2001
Participations Sold with Recourse	$18,150,555	$10,123,323	$0	$0	$0	$0
Portfolio Loans	837,052	2,783,523	0	0	0	0

Total Loans Managed**	$18,987,607	$12,906,846	$0	$0	$0	$0

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

As an employment incentive, Brooke Credit Corporation has loaned money to certain employees for the purpose of acquiring the Company’s common stock.  Of the consumer loans at December 31, 2002 and 2001, $0 and $198,862, respectively, have been made to employees for this purpose.

3.                          Property and Equipment

A summary of property and equipment and depreciation is as follows:

	2002	2001

Furniture and fixtures	$451,063	$279,649
Office and computer equipment	1,777,637	1,516,168
Automobiles	774,644	606,284
Building	1,170,596	—

	4,173,940	2,402,101
Less: Accumulated depreciation	(1,854,952)	(1,752,325)

Property and equipment, net	$2,318,988	$649,776

Depreciation expense	$303,407	$241,167

4.                          Bank Loans, Notes Payable, and Other Long-Term Obligations

	2002	2001
First National Bank & Trust, Phillipsburg, KS, line of credit, $960,000 available, $0 not utilized. Due January 2004. Interest rate is 8%. Collateralized by accounts receivable.	$960,000	$960,000
State Bank of Colwich, Colwich, KS, due August 2004. Interest rate is 11.75%, payable $1,435 monthly. Collateralized by insurance agency assets.	24,552	38,016
Chrysler Financial, Overland Park, KS, due February 2001 to December 2003. Interest rates are 7.80% to 8.94%, payable monthly. Collateralized by automobiles.	155,159	183,268
Brooke Investments, Inc., Phillipsburg, KS, due February 2007. Interest rate is 10.00%, payable $1,718 monthly. Note is sold to participating bank. Collateralized by certain agency assets acquired by Brooke Investments, Inc.	68,051	82,757
Premier Insurance Agency Interest rate is 5.00%, balance due January 2002. Collateralized by certain agency assets acquired by Brooke Corporation.	—	518,082
Hawkeye Insurance Associates, Inc. due August 2005. Interest rate is 0%, annual payments of $66,086. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	177,469	—
Charles Compton, due March 2004. Interest rate is 0% and annual payments of $133,333. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	245,312	—
Carol Klinger, Inc., due July 2003. Interest rate is 0%, balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	77,500	—
Watson & Associates Insurance Services, Inc. due November 2004. Interest rate is 0%, annual payments of $57,167. Collateralized by certain agency assets acquired by Brooke Corporation.	—	171,500
JL Rucker Insurance due January 2002. Interest rate is 0%. Collateralized by certain agency assets acquired by Brooke Corporation.	—	270,000
Burt Insurance Services due October 2005. Interest rate is 0% with annual payments of $126,700. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	340,243	—
InsurCare Group Inc. due October 2005. Interest rate is 0% with annual payments of $21,232. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	57,017	—
Arizona Economy Insurance due October 2005. Interest rate 0% with annual payments of $87,342. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	234,550	—

Stratmann Insurance Agency, Inc. due May 2004. Interest rate 0% with annual payments of $7,253 contingent on the renewal of specific policies.	$14,506	$—
Slaton Insurance of Jacksonville, Inc. due August 2003. Interest rate is 0% and entire balance, subject to retention of revenue, due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	100,000	—
Cornutt-McIntire & Ratterman, Inc. due November 2005. Interest rate is 0%, quarterly payments of $20,280. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	222,068	—
R.D. Kennelly Insurance, Inc. due January 2005. Interest rate is 0%. Semi-annual payments of $179,959. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	670,247	—
Eric W. Schoenig, due June 2005. Interest rate is 8%, payable $6,991 monthly. Collateralized by certain agency assets.	189,520	—
Benny J. Ossi, due February 2004. Interest rate is 8%, payable $8,137 monthly. Collateralized by certain agency assets.	108,333	—
Rio Valley Insurance Group, Inc. due February 2004. Interest rate is 0% and the remaining balance is paid semi-annually with the 1stpayment of $70,000 and the remaining two payments of $67,000. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	192,890	—
Dawn Insurance Agency, Inc. due May 2003. Interest rate is 0%, payable $43,322 annually. Collateralized by certain agency assets acquired by Brooke Corporation.	43,322	86,644
Phares and Lites Agency, Inc. due June 2002. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	—	207,825
Bruner Insurance Agency, due September 2002. Interest rate is 5%, balance due September 2002. Collateralized by certain agency assets acquired by Brooke Corporation.	—	280,701
Lalumondier Insurance, Inc., due September 1, 2004. Interest rate is 5%, annual installments of $68,219. Collateralized by certain agency assets acquired by Brooke Corporation.	136,437	204,656
Anderson Insurance Agency, Inc, due May 2002. Interest rate is 7.5%, entire balance is due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	—	163,300
Bond-Pyatt Insurance Agency, Inc., due August 2006. Interest rate at prime rate, first installment of $89,465 due January 2002, and annual installments of $89,465 thereafter. Collateralized by certain agency assets acquired by Brooke Corporation.	357,861	536,791

Della Bell Agency, due March 2002. Interest rate is 0%, entire balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	$—	$97,500
Mid Florida Insurance, Inc., due January 2002. Interest rate is 0%, entire balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	—	645,000
All Drivers Insurance Inc., due September 2003. Interest rate is 5%, annual payments of $112,500. Collateralized by certain agency assets acquired by Brooke Corporation.	112,500	225,000
Gateway Realty of Columbus, Inc., due September 2010. Interest rate is 7%, annual principal payments of $67,345. Collateralized by certain agency assets acquired by Brooke Corporation.	538,763	606,109
Gary Karch & Associates A-1 Insurance, due December 2002. Interest rate is 0%. Collateralized by certain agency assets acquired by Brooke Corporation.	—	67,500
Kohn-Senf Insurance Agency, Inc., due December 2002. Interest rate is 5%, entire balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	—	159,390
Sun Century Insurance Agency, Inc., due December 2003. Interest rate is 5%, annual principal payments of $67,333. Collateralized by certain agency assets acquired by Brooke Corporation.	67,334	134,667
W.I. of Florida, Inc., due December 2003. Interest rate is 0%, annual payments of $73,176. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%	69,197	146,352
Cooper Insurance Agency, Inc., due August 2003. Interest rate is 0%, balance is due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	310,420	—
JD Failla & Associates, due February 2003. Interest rate is 0%, quarterly payments of $127,188. Collateralized by certain agency assets acquired by Brooke Corporation.	131,810	—
Donna Sue Saffel, due March 2003. Interest rate is 0%, annual payments of $62,500. Collateralized by certain agency assets acquired by Brooke Corporation.	62,500	—
All Insurance, due March 2005. Interest rate is 0%, annual payments of $25,196. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	67,663	—
Able Insurance, due March 2006. Interest rate is 0%, annual payments of $45,867. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	159,849	—

Rebel Auto Insurance, Inc., due May, 2003. Interest rate is 0% and one payment of remaining balance is due May, 2003. Collateralized by certain agency assets acquired by Brooke Corporation.	$87,500	$—
Crouch Insurance Agency, LLC, due May 2004. Interest rate is 0%, annual payments of $97,970. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	180,249	—
NCMIC Finance Corporation, Des Moines, IA, due June 2003. Interest rate is 7.75% and nine monthly payments of $38,017. Collateralized by unearned insurance premium.	221,916	—

Total bank loans and notes payable	6,384,738	5,785,058
Bonds and Debentures payable (See Note 5) and Capital lease obligation (See Note 6)	7,285,000	5,780,000

Total bank loans, notes payable and other long-term obligations	13,669,738	11,565,058
Less: Current maturities and short-term debt	(3,263,805)	(4,166,123)

Total long-term debt	$10,405,933	$7,398,935

None of the bank loans, notes payable and other long term obligations contain covenants that: require the Company to maintain minimum financial ratios or net worth; restrict management’s ability to pay dividends; restrict management’s ability to buy or sell assets; restrict management’s ability to incur additional debt; or contain any subjective acceleration clauses.

Interest incurred on bank loans, notes payable and other long-term obligations for the period ended December 31, 2002 and 2001 is $748,874 and $513,193, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets.

Bank loans, notes payable and other long-term obligations mature as follows:

Twelve Months Ending December 31	Bank Loans & Notes Payable	Capital Lease	Bonds & Debentures Payable	Total
2003	$2,838,805	$60,000	$365,000	$3,263,805
2004	2,223,372	70,000	5,020,000	7,313,372
2005	834,424	70,000	725,000	1,629,424
2006	218,754	80,000	—	298,754
2007	67,345	80,000	380,000	527,345
Thereafter	202,038	435,000	—	637,038

	$6,384,738	$795,000	$6,490,000	$13,669,738

5.                          Long-Term Debt, Bonds Payable

Brooke Credit Corporation has offered secured bonds (series 1997A, 1997B and 1997C) for sale to institutional investors in $5,000 denominations. Brooke Credit Corporation has also offered secured bonds (series 1998E, and 2001F) for sale to the public in $5,000 denominations. These bonds are issued in registered form with interest payable semi-annually on January 1st and July 1st of each year. These bonds are not callable by Brooke Credit Corporation and are not redeemable by the bondholder until maturity.  Brooke Credit Corporation covenants to use all bond proceeds for the purposes of funding loans or purchasing receivables. Brooke Credit Corporation has no other debt and covenants not to incur obligations superior to its obligations to bondholders.

The Company is offering unsecured debentures (Series A and Series B) for sale to the public in denominations of $1,000 with a minimum purchase amount of $5,000.  The bonds will be issued in book-entry form and registered in the name of The Depository Trust Company or its nominee.  Interest is paid semi-annually on December 1st and June 1st.  The Series B debentures are callable on the third year anniversary of the issuance of the debentures.  The Company plans to use the debenture sale proceeds to acquire insurance agencies for inventory, make corporate acquisitions, purchase loan participation certificates or make short term working capital loans to insurance agents or our other subsidiaries.

At December 31, 2002 and 2001, the bonds and debentures payable consist of:

Series	Rate	Maturity	2002 Principal Value	2001 Principal Value
1997B Bonds	10.250%	Jan 1, 2002	$—	$155,000
1997C Bonds	10.500%	Jan 1, 2003	365,000	365,000
1998E Bonds	10.125%	Jan 1, 2002	—	820,000
2001F Bonds	9.125%	Jul 1, 2004	5,020,000	4,440,000
Series A Debentures	8.000%	Dec 1, 2005	725,000	—
Series B Debentures	9.250%	Dec 1, 2007	380,000	—

Total			$6,490,000	$5,780,000

Interest payable is $255,962 and $205,415 at December 31, 2002 and 2001, respectively.

6.                                      Long-Term Debt, Capital Leases

Phillips County, Kansas has issued Industrial Revenue Bonds for the purpose of purchasing, renovating, and equipping an office building in Phillipsburg, Kansas for use as a processing center. The total bonds issued were $825,000 with various maturities through 2012. As of December 31, 2002, all bond proceeds had been released for payment to various contractors and building construction was substantially complete.

The Company leases the building from Phillips County, Kansas. It may be purchased for a nominal amount at the expiration of the lease agreement. The Company is required to provide insurance coverage on the building as specified by the lessor. Under the criteria established by SFAS 13, “Accounting for Leases” this asset has been capitalized in the Company’s financial statements.

Future capital lease payments and long term operating lease payments are as follows:

Period	Capital Real Estate	Operating Real Estate	Total
2003	$115,163	$454,160	$569,323
2004	121,450	256,824	378,274
2005	117,119	191,787	308,906
2006	122,450	116,846	239,296
2007	117,100	20,340	137,440
2008 and thereafter	521,843	—	521,843

Total minimum lease payments	$1,115,125	$1,039,957	$2,155,082

Less amount representing interest	(320,125)

Total obligations under capital leases	795,000
Less current maturities of obligations under capital leases	(60,000)

Obligations under capital leases payable after one year	$735,000

7.                                      Income Taxes

The elements of income tax expense (benefit) are as follows:

	2002	2001
Current	$—	$—
Deferred	746,906	358,241

	$746,906	$358,241

The Company used net operating loss carryforwards to offset current tax expense by decreasing the deferred tax asset.

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	2002	2001
U.S. federal statutory tax rate	34%	34%
State statutory tax rate	4%	4%
Effect of the utilization of net operating loss carryforwards	(3)	(3)
Miscellaneous	(1)	(1)

Effective tax rate	34%	34%

Reconciliation of deferred tax asset:

	2002	2001
Beginning balance, January 1	$906,543	$1,264,784
Deferred income tax (expense) benefit	(746,906)	(358,241)

Balance, December 31	$159,637	$906,543

Expiration date of net operating loss carryforward is December 31, 2020 in the amount of $ 469,520.

8.                                      Employee Benefit Plans

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to 15% of their compensation. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for the years ended December 31, 2002 and 2001.

9.                                      Concentration of Credit Risk

The Company maintains cash balances at several banks. On December 31, 2002 and 2001, the Company had account balances of $1,281,038 and $4,943,574 respectively, with one bank which exceeds the $100,000 insurance limit of the Federal Deposit Insurance Corporation.  The Company sells participation loans to several banks. On December 31, 2002, the Company had participation loans sold of $26,038,327 to one financial institution.  This represents 44% of participations sold at December 31, 2002.

10.                               Segment and Related Information

During 2002, the Company acquired CJD & Associates which added an increasingly significant volume of insurance brokerage business to the Company’s existing insurance franchise business.  As such, for the year ended December 31, 2002, the Company has separated the segment previously referred to as Insurance Agency Business into two segments, Insurance Franchise Business and Insurance Brokerage Business.  For the year ended December 31, 2001, commissions from insurance brokerage sales were not significant so all insurance business operations were reported in the Insurance Franchise Business segment and no insurance business operations were reported in the Insurance Brokerage Business segment.

Consulting and other fees earned by the Company are also an increasingly significant part of the Company’s business.  These fees (finders fees, buyers assistance plan fees, gains on sales of agencies, gains on seller debt extinguishment) are typically related to agency ownership transfers and were not previously allocated to any reportable segment.  Because the Company’s lending activities are also typically related to agency ownership transfers, these fees have been allocated to the lending segment previously referred to as Financial Services Business and renamed as Facilitator Services Business segment.

As a result of the changes described above, the Company’s three reportable segments as of and for the years ended December 31, 2002 and 2001 consisted of its Insurance Franchise Business, Insurance Brokerage Business and its Facilitator Services Business.

The Insurance Franchise Business segment includes the sale of insurance on a retail basis primarily through franchise agents in the states of Arizona, Colorado, Florida, Georgia, Iowa, Illinois, Kansas, Louisiana, Missouri, Nebraska, Nevada, New Mexico, Oklahoma, Tennessee, Texas, and Utah.  The Insurance Brokerage Business segment includes the sale of insurance on a wholesale basis through the Company’s franchise agents and other agents not affiliated with the Company.  The Facilitator Services Business segment includes the sale of those services, such as lending and consulting, which facilitate the transfer of insurance agency ownership.

Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “other corporate expenses”. Management evaluates the performance of its segments and allocates resources to them based on the net income before income taxes. The segments’ accounting policies are the same as those described in the summary of significant accounting policies.

The table below reflects summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2002 and 2001:

2002	Insurance Franchise Business	Insurance Brokerage Business	Facilitator Services Business	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$27,966,137	$2,573,606	$—	$—	$30,539,743
Interest income	—	—	914,137	(674,079)	240,058
Gain on sale of notes receivable	—	—	2,762,673	—	2,762,673
Finders fees	—	—	1,589,254	—	1,589,254
Buyers Assistance Plan fees	—	—	3,954,444	—	3,954,444
Gain on sale of agencies	—	—	165,226	—	165,226
Gain on extinguishment of debt	—	—	438,706	—	438,706
Interest expense	252,217	—	—	—	252,217
Commissions expense	24,206,841	1,148,456	—	—	25,355,297
Depreciation and amortization	446,357	53,340	309,513	—	809,210
Segment assets	21,482,153	6,240,969	8,103,345	(7,471,781)	28,354,686
Expenditures for segment assets	1,641,974	114,713	—	—	1,756,687

2001	Insurance Franchise Business	Insurance Brokerage Business	Facilitator Services Business	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$20,895,232	$—	$—	$—	$20,895,232
Interest income	(343,632)	—	578,302	(160,076)	74,594
Gain on sale of notes receivable	—	—	507,670	—	507,670
Finders fees	—	—	450,000	—	450,000
Buyers Assistance Plan fees	—	—	1,589,550	—	1,589,550
Gain on sale of agencies	—	—	676,503	—	676,503
Interest expense	169,561	—	—	—	169,561
Commissions expense	16,220,082	—	—	—	16,220,082
Depreciation and amortization	382,295	—	58,319	—	440,614
Segment assets	9,341,182	—	13,527,753	(5,001,306)	17,867,629
Expenditures for segment assets	232,790	—	—	—	232,790

Profit (Loss)	2002	2001
Insurance Franchise profit	$3,233,439	$3,779,662
Insurance Brokerage profit	1,433,013	—
Facilitator Services profit	8,779,645	3,583,630

Total segment profit	13,446,097	7,363,292
Unallocated amounts:
Other income	35,795	—
Impairment loss	—	(162,877)
Other corporate expenses	(11,285,111)	(6,099,369)
Loss on sale of fixed Assets	—	(47,397)

Income before income taxes	$2,196,781	$1,053,649

11.                               New Accounting Standard

The FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which is effective for the Company as of January 1, 2003.  This Statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.  This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.  Management continues to evaluate the impact that adoption of SFAS 145 will have on its consolidated financial statements.

The FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which is effective for the Company for exit or disposal activities that are initiated after December 31, 2002.  This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The Company will adopt SFAS 146 for all exit or disposal activities that are initiated after December 31, 2002.

The FASB issued SFAS 147, “Acquisition of Certain Financial Institutions”, which is effective for the Company for acquisitions for which the date of acquisition is on or after October 1, 2002.  This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141 “Business Combinations”, and No. 142 “Goodwill and Other Intangible Assets”.  In addition, this Statement amends FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to include in its scope long-term customer-relationship intangible assets and credit cardholder intangible assets.  The Company will adopt SFAS 147 accordingly.

The FASB issued SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”, which is effective for the Company as of January 1, 2003.  This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Management continues to evaluate the impact that adoption of SFAS 148 will have on its consolidated financial statements.

12.                               Related Party Information

At the request of the Company, Robert D. Orr, Leland G. Orr and Michael Hess have, in some cases, each personally guaranteed payment of amounts due suppliers by the Company under certain agency agreements. The amounts guaranteed under such agency agreements vary depending on the value of premiums to be collected under such agency agreements.  Mr. Orr, Mr. Orr and Mr. Hess have also each personally guaranteed repayment of a $960,000 line of credit loan to First National Bank and Trust of Phillipsburg, Kansas.  No compensation or other benefit is provided to Mr. Orr, Mr. Orr or Mr. Hess for making personal guarantees on behalf of the Company even though the continuance of these guarantees is important to the Company’s prospects.

At the request of the Company, Robert Orr, Leland Orr, Michael Hess, and Shawn Lowry each personally guaranteed repayment to Brooke Credit Corporation of a promissory note made to Austin Agency, Inc., Brownsville, Texas, for the acquisition of an insurance agency.  On December 31, 2002, the Company’s total loss exposure related to this loan was zero because the entire loan balance of $1,036,333 was sold without recourse to an unaffiliated lender.  Without Mr. Orr, Mr. Orr, Mr. Hess and Mr. Lowry’s personal guarantees, Austin Agency did not qualify for credit and the Company would have missed an expansion opportunity.  The four guarantors have each acquired 6.25% of the outstanding stock of Austin Agency, Inc. as consideration for their guarantees although Mr. Orr, Mr. Orr, Mr. Hess and Mr. Lowry have stated their intentions to return their stock to Austin Agency for cancellation as soon as their guarantees are released.

Robert D. Orr, Leland G. Orr and Michael Hess own 100% of the voting stock of GI Agency, Inc. Although GI Agency was a franchise agent for the Company in previous years, it is not currently a franchise agent and its business operations do not include insurance sales.  On December 31, 2002, the Company’s total loss exposure related to loans made by Brooke Credit Corporation to GI Agency was zero because all such loan balances, totaling $1,861,601, were sold without recourse to an unaffiliated lender.

Robert D. Orr, Leland G. Orr and Michael Hess own a controlling interest in Brooke Holdings, Inc., which owned 67.1% of the Company’s common stock on December 31, 2002.  Prior to enactment of the Sarbanes-Oxley Act in July, 2002, the Company had extended unsecured credit to Brooke Holdings in the total amount of $608,189 bearing interest at a rate of 9.5% per annum and maturing on December 31, 2002.  Brooke Holdings expects to repay, or refinance with a third party, this credit extension by June 30, 2003.

Shawn Lowry is the sole manager of First Financial Group, L.C., a Kansas limited liability company. Michael Lowry and Shawn Lowry are the co-members of First Financial Group, L.C.  Kyle Garst is the sole manager and sole member of American Financial Group, L.C., a Kansas limited liability company.  First Financial Group, L.C. and American Financial Group, L.C. help insurance agencies qualify for credit by providing loan guarantees, typically in exchange for an ownership interest in the insurance agency.  This activity provides significant benefit to the Company by qualifying more agents for credit.  On June 1, 2001, First Financial Group, L.C., guaranteed 65% of a Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas and received a 15% profit interest in Palmer, L.L.C. as consideration.  The loan was originated on June 1, 2001 and is scheduled to mature on September 1, 2011. As of December 31, 2002, the entire loan principal balance of $694,971 was sold to unaffiliated lenders.  The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $427,475 of loan participation balances.  On August 30, 2002, First Financial Group, L.C. guaranteed 50% of a Brooke Credit Corporation loan to Stein and Associates, L.L.C. of Kearney, Missouri and received a 10% profit interest in Stein and Associates, L.L.C. as consideration.  The loan was originated on August 30, 2002, and is scheduled to mature on August 15, 2014.  As of December 31, 2002 the entire loan principal balance of $547,611 was sold to unaffiliated lenders.  The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $410,703 of loan participation balances.  On October 15, 2001 American Financial Group, L.C. and First Financial Group, L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.5% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014.  As of December 31, 2002 the entire loan principal balance of $422,454 was sold to unaffiliated lenders.  The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $291,590 of loan participation balances.

Anita Larson is married to John Arensberg, a partner in Arensberg Insurance of Overland Park, Kansas. The Company and Arensberg Insurance have entered into a franchise agreement pursuant to which Arensberg Insurance participates in the Company’s master agent program. In addition, Brooke Credit Corporation has extended credit to Arensberg Insurance to acquire an insurance agency.  The loan was made on substantially the same terms and conditions as provided to other agents and is schedule to mature on October 1, 2009.  As of December 31, 2002, the entire loan principal balance of $714,337 was sold to unaffiliated lenders.  The Company’s exposure to loss is limited to a recourse obligation by Brooke Credit Corporation on $245,120 of loan participation balances.  The Company entered into a franchise agreement and made loan advances to Arensberg Insurance partnership prior to Ms. Larson’s employment by the Company.  Furthermore, Ms. Larson is not a partner of Arensberg Insurance. The Company believes that the partners of Arensberg Insurance are established and credible businessmen and therefore believes its exposure to loss from its recourse obligation is limited.

Anita Lowry is a sister to Robert D. Orr and Leland G. Orr and the mother of Shawn Lowry and Michael Lowry and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. The Company and American Heritage Agency, Inc. entered into a franchise agreement on February 28, 1999 pursuant to which American Heritage Agency, Inc. participates in the Company’s master agent program.  As of December 31, 2002, Brooke Credit Corporation had six loans outstanding to American Heritage Agency with total principal balances of $557,587.  All such loans were made on substantially the same terms and conditions as provided to other agents and are scheduled to mature on October 15, 2003, August 15, 2003, January 16, 2005, September 1, 2010, February 1, 2014 and April 1, 2014.  The Company’s exposure to loss is limited to retained principal loan balances of $4,997 because all other loan balances have been sold to unaffiliated lenders without recourse.

The Company sells insurance to its Board of Directors and its employees. The aggregate of these transactions is not significant to the financial statements. The Company’s employee handbook contains conflict of interest guidelines which are applicable to Company management and employees. The purpose of the guidelines is to prevent an employee in a position to influence a decision regarding the Company to use such influence for personal gain. Pursuant to the guidelines, an employee in such a position is required to notify an officer of the Company of the existence of such a situation.

13.                               Acquisitions and Divestitures

On June 30, 2000, the Company acquired 900 shares of Interstate Insurance Group, LTD from Gerald Lanio and William Tyer. These shares represented 100% of the shares outstanding. The total purchase price was estimated to be $1,200,000 plus Interstate’s net tangible book value. However, that portion of the purchase price exceeding net tangible book value was contingent upon future revenues. Therefore, in accordance with paragraph 80 of APB 16, “Business Combinations”, the purchase price was recorded as an asset when cash payments were made to the sellers. Cash payments of $300,000 and $162,877 were recorded in 2000 and 2001, respectively, as Excess Cost of Purchased Subsidiary. As disclosed in footnote 1 (g) to these financial statements, these amounts were subsequently written off as impaired.

On August 1, 2002 the Company acquired insurance agency assets operating under the trade-name of Bornstein Financial Group for an initial purchase price of $200,000. The initial purchase price has been allocated to Agency Assets as disclosed in footnote 1 (v).  The sellers are entitled to a $400,000 increase of the initial purchase price if premiums remain at certain minimum levels during the contingency period of March, 2003 through February, 2005. Any such purchase price increase shall be paid to the sellers semi-annually during the contingency period and, in accordance with paragraph 80 of APB 16, “Business Combinations”, the payment shall be recorded as an asset when made.  Bornstein Financial Group sells annuities using a seminar based sales approach.

On July 1, 2002, the Company acquired 100% of the outstanding shares of CJD & Associates, L.L.C. from Colin and Julie Davidson for an initial purchase price of $2,024,816. A portion of the initial purchase price has been allocated to Excess Cost of Purchased Subsidiary as disclosed in footnote 1 (g). The sellers are entitled to an increase of the initial purchase price equal to 30% CJD & Associates monthly net revenues during the contingency period of September 1, 2003 to September 1, 2007. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 80 of APB 16, “Business Combinations”, the payment shall be recorded as an asset when made. CJD & Associates, L.L.C. operates an insurance agency wholesaler under the trade name of Davidson Babcock. As an insurance agency wholesaler, Davidson Babcock typically sells insurance policies through retail agents and not directly to consumers. With regards to the acquisition of CJD & Associates, L.L.C., the Company has compiled the following pro forma information.

The following summary consolidated actual and pro forma financial information should be read in conjunction with our consolidated financial statements and their related notes. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 labeled “Actual” are derived from, and are qualified by reference to, the audited financial statements included. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 labeled “Pro Forma” are unaudited. The consolidated balance sheet data at December 31, 2002 and 2001 labeled “Actual” are derived from, and are qualified by reference to, the audited financial statements included. The consolidated balance sheet data at December 31, 2002 and 2001 labeled “Pro Forma” are unaudited.

Consolidated Statement of Operations Data:

	Year Ended December 31, 2002		Year Ended December 31, 2001
	Actual	Pro Forma	Actual	Pro Forma
Operating income	$40,395,273	$42,641,650	$24,494,157	$27,585,452
Operating expenses	37,946,275	39,548,132	23,270,947	25,658,556
Other expenses	252,217	191,670	169,561	235,369
Income tax expense	746,906	986,629	358,241	575,119
Net income	1,449,875	1,915,219	695,408	1,116,408
Net income per share:
Basic	1.66	2.30	.91	1.52
Diluted	1.56	2.12	.90	1.44

Consolidated Balance Sheet Data:

	December 31, 2002		December 31, 2001
	Actual	Pro Forma	Actual	Pro Forma
Cash	$7,210,318	$7,210,318	$4,787,869	$5,175,931
Accts and notes receivable, net	9,236,545	9,236,545	7,810,688	10,016,270
Other current assets	5,275,322	5,275,322	1,831,262	1,858,607

Current Assets	21,722,185	21,722,185	14,429,819	17,050,808
Net property and equipment	2,318,988	2,318,988	649,776	754,304
Other noncurrent assets	4,313,513	4,313,513	2,778,034	3,917,427

Total Assets	$28,354,686	$28,354,686	$17,867,629	$21,722,539

Accounts payable	$5,181,974	$5,181,974	$2,299,366	$2,544,541
Premiums payable	4,415,188	4,415,188	2,256,732	4,237,671
Unearned buyer assistance fees	1,666,417	1,666,417	928,232	928,232
Current maturities of long-term debt	2,272,159	2,272,159	3,470,608	5,067,549
Other current liabilities	1,319,051	1,319,051	992,357	1,024,212

Current Liabilities	14,854,789	14,854,789	9,947,295	13,802,205
Long-term debt	10,405,933	10,405,933	7,398,935	7,398,935
Other noncurrent liabilities	53,292	53,292	42,260	42,260

Total Liabilities	25,314,014	25,314,014	17,388,490	21,243,400

Common stock	774,973	774,973	704,018	704,018
Preferred stock	2,078,867	2,078,867	1,899,850	1,899,850
Paid in capital	1,875,333	1,875,333	703,023	703,023
Treasury stock	(39,500)	(39,500)	(39,500)	(39,500)
Retained deficit	(1,868,981)	(1,868,981)	(2,787,370)	(2,787,370)
Notes receivable for common stock	—	—	(8,193)	(8,193)
Accumulated other comprehensive income	219,980	219,980	7,311	7,311

Total Liabilities and Stockholders’ Equity	$28,354,686	$28,354,686	$17,867,629	$21,722,539

14.                               Stock Based Compensation

The Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of No. 123, “Accounting for Stock-Based Compensation”:

2002
Net income:
As reported	$1,449,875
Pro forma	1,310,691
Basic earnings per share:
As reported	1.66
Pro forma	1.47
Diluted earnings per share:
As reported	1.56
Pro forma	1.40

The fair value of the options granted during 2002 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

2002
Expected term	2.1 years
Expected stock volatility	30%
Risk-free interest rate	5%
Dividend	1%
Fair value per share	$5.10

The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under a shareholder-approved plan.  As of December 31, 2002, the Brooke Corporation 2001 Compensatory Stock Option Plan authorizes the issuance of up to 90,000 shares of the Company’s common stock, for use in paying incentive compensation awards in the form of stock options. Unless otherwise required by law, the options are granted at fair value at the date of grant and, except for stock options awarded to selected officers and directors, become partially exercisable immediately. The options expire five to ten years from the date of grant. At December 31, 2002, there were 47,850 additional shares available for granting stock options under the stock plan.

	Shares Under Option	Weighted Average Exercise Price
Outstanding, January 1, 2002	—	$—
Granted	47,500	25.00
Exercised	(800)	25.00
Relinquished	(2,000)	27.50
Terminated and expired	(3,350)	25.00
Outstanding, December 31, 2002	41,350	$25.00

No options to purchase shares were exercisable at December 31, 2002. The following table summarizes information concerning outstanding and exercisable options at December 31, 2002.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$25-27.50	41,350	2.1	$25.00	-0-	$	NA

On September 20, 2002, Robert D. Orr relinquished the 2,000 options granted to him by the Company’s Compensation Committee.

15.                               Goodwill and Other Intangible Assets

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets”, collectively referred to as the “Standards,” which were effective for the Company as of January 1, 2002. SFAS No. 141 supercedes APB No. 16, “Business Combinations.” The provisions of SFAS No. 141 (1) require that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, (2) provide specific criteria for the initial recognition and measurement of intangible assets apart from goodwill, and (3) required that un-amortized negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. SFAS No. 141 also requires that, upon adoption of SFAS No. 142, the Company reclassify the carrying amounts of certain intangible assets into or out of goodwill, based on certain criteria. SFAS No. 142 supercedes APB No. 17, “Intangible Assets,” and is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their initial recognition. The provisions of SFAS No. 142 (1) prohibit the amortization of goodwill and indefinite-lived intangible assets, (2) require that goodwill and indefinite-lived intangible assets be tested annually for impairment (and in interim periods if certain events occur indicating that the carrying value of goodwill and/or indefinite-lived intangible assets may be impaired), (3) require that reporting units be identified for the purpose of assessing potential future impairments of goodwill, and (4) remove the forty-year limitation on the amortization period of intangible assets that have finite lives.

The following table adjusts reported net income and earnings per share for the year ended December 31, 2001 (prior to the adoption date) to exclude amortization of goodwill and other intangible assets with indefinite useful lives:

	Net Income	Basic EPS	Diluted EPS
As reported	$695,408	$.91	$.90
Amortization of goodwill	23,780.00		.00

	$699,188	$.91	$.90

There are no intangible assets with indefinite useful lives, as of December 31, 2002, and December 31, 2001. The intangible assets with finite useful lives have a value of $2,303,691 and $719,611 as of December 31, 2002, and 2001, respectively. These assets are included in “Other Assets” in the balance sheet. Amortization expense was $195,006 and $137,348 for the years ended December 31, 2002 and 2001, respectively.

16.                               Supplemental Cash Flow Disclosures

Supplemental disclosures:
Cash paid for interest	$725,569	$509,781

Cash paid for income tax	$—	$—

Non cash financing activity—additional paid in capital for contributed services	$30,000	$30,000

During the year ending December 31, 2002, the statement of cash flows reflect the purchase of agencies into inventory totaling $7,083,787 and the sale of agencies from inventory totaling $12,400,359. Agency inventory decreased $464,617 from the December 31, 2001 to December 31, 2002, however net cash of $5,316,572 was provided by the Company’s agency inventory activities because $4,851,955 of the purchase price of agency inventory was provided by sellers per table below.

	2002	2001
Purchase of insurance agency inventory	$(7,083,787)	$(3,040,293)
Sale of insurance agency inventory	12,400,359	6,546,571
Net cash provided from sale of agency inventory	5,316,572	3,506,278
Cash provided by sellers of agency inventory	(4,851,955)	(4,057,078)
(Increase) Decrease in inventory on balance sheet	$464,617	$(550,800)

17.                               Subsequent Events

During the first quarter of 2003, CJD & Associates, LLC, a wholly owned subsidiary of the Company, incorporated The DB Group, LTD in the country of Bermuda as a captive insurance company for the purpose of underwriting, as a reinsurer, a small portion of the insurance written by its agents.  During the first quarter of 2003, CJD & Associates, LLC also incorporated DB Indemnity, LTD in the country of Bermuda as a captive insurance company for the purpose of insuring a portion of the professional (errors and omissions) liability exposure of the Company’s agents.

During the first quarter of 2003, the Company’s board declared a six-for-one stock split on its outstanding common stock (five new shares to be issued for each share held) to be effected in the form of a dividend to stockholders of record on March 3, 2003.  This dividend was in addition to quarterly cash common stock dividends payable to holders of record on February 28, 2003 and quarterly cash preferred stock dividends payable to holders of record on March 31, 2003.

During the first quarter of 2003, the Company’s board also authorized the designation, issuance and sale of 200,000 shares of the Company’s preferred stock at a price of $50 per share, dividend rate not to exceed ten percent (10%) per annum, and the right to convert one share of preferred stock for five shares of common stock (after stock dividend dilution) prior to April 15, 2004.

During the first quarter of 2003, the Company’s finance company subsidiary Brooke Credit Corporation, through its wholly owned special purpose entity Brooke Acceptance Company LLC, commenced an offering of securities through a new loan participation program.  Through this program, securities are offered in increments of $150,000 to financial institutions, in a pool of commercial credits with outstanding principal balances totaling approximately $16.1 million.  If the Company’s offering is successful, the securities will carry a Single “A” Rating from Standard and Poor’s Rating Agency.

As of this date, the Company has issued additional unsecured debentures to the public in the first quarter of 2003 totaling $1,359,000 ($369,000 Series A and $990,000 Series B).

During the first quarter of 2003, the Company expanded the autonomy and redefined the operations of its three primary subsidiaries, Brooke Franchise Corporation, Brooke Credit Corporation and CJD & Associates, LLC.  New members were elected to the board of directors of the three primary subsidiaries and new officers appointed.  With a single exception, the new board members and new officers of the primary subsidiaries do not also serve as board members or officers of the Company or another primary subsidiary.  In an associated event, during the first quarter of 2003, the Company executed written agreements that assigned franchise fees and other such revenues to one of its primary subsidiaries, Brooke Franchise Corporation, as of December 31, 2002 for certain franchise agreements entered into by the Company prior to the date that the written agreement was executed.  In consideration of this assignment, Brooke Franchise Corporation agreed to perform those services required pursuant to all such franchise agreements.

During the first quarter of 2003, the Company consummated insurance agency inventory purchases and sales as the result of purchase and sale agreements entered into on or before December 31, 2002. Pursuant to the terms of these agreements to acquire insurance agencies, the Company has or may incur additional liabilities to sellers in the first quarter of 2003 of $ 426,500.

18.                               Prior Period Adjustment

The Company has recorded a prior period adjustment for the year ended December 31, 2001 to accrue a payable for commissions due to producers in order to better match commission revenues with corresponding commission expenses by estimating the amount of commissions due producers at each period end based on historical commission payment rates.  This prior period adjustment results in a $797,277 reduction in retained earnings at December 31, 2001.  Retained earnings for December 31, 2001 were reduced from ($2,452,773) to ($3,250,050) as the result of accruing for a $1,207,995 producer expense payable and correspondingly increasing the deferred tax asset by $410,718 as of December 31, 2000.  Any such adjustment for additional commission expense in 2001 was not material and therefore 2001 earnings were not affected by this adjustment.  The amount of corresponding additional commission expense was recorded in the years of 2000 and prior.

The Company has also recorded prior period adjustments for the periods ended March 31, 2002, June 30, 2002 and September 30, 2002 to accrue a payable for commissions due to producers.  The effect of these adjustments is recapped as follows:

	03/31/2002 Retained Earnings	06/30/2002 Retained Earnings	09/30/2002 Retained Earnings	03/31/2002 Net Income	06/30/2002 Net Income	09/30/2002 Net Income
As previously reported	$(1,538,343)	$(1,325,966)	$(1,175,563)	$557,480	$865,161	$1,181,619
Change in accounting for producer expense accrual	(1,207,995)	(1,443,843)	(1,794,292)	0	(253,316)	(586,297)
Prior period adjustments affect on deferred tax assets	410,718	490,907	610,059	0	86,127	199,341
As adjusted	$(2,335,620)	$(2,278,902)	$(2,359,796)	$557,480	$697,972	$794,663

	03/31/2002 Earnings Per Share	06/30/2002 Earnings Per Share	09/30/2002 Earnings Per Share	03/31/2002 Diluted Earn Per Share	06/30/2002 Diluted Earn Per Share	09/30/2002 Diluted Earn Per Share
As previously reported	$.71	$1.03	$1.37	$.64	$.99	$1.30
Change in accounting for producer expense accrual	0	(.35)	(.79)	0	(.31)	(.70)
Prior period adjustments affect on deferred tax assets	0.13		.27	0	.11	.24
As adjusted	$.71	$.81	$.85	$.64	$.79	$.84

19.                               Reclassifications

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

4.01

Indenture dated as of July 31, 1997 (the “Indenture”), by and between Brooke Credit Corporation and The First National Bank and Trust Company, relating to the issuance of the Brooke Credit Corporation, Series 1997A, Series 1997B and Series 1997C Bonds(1)

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

(1)  Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB filed on October 18, 2000.

(2)  Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

(3)  Incorporated by reference to the Registrant’s Amendment No. 4 to its Form 10-SB filed on July 11, 2001.

(4)  Previously Filed.

(5)  Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

(6)  Filed herewith.