Form 10QSB
period 2003-03-31
BROOKE CORP
filed 2003-05-12
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (Check One):  Yes  ☒    No  ☐

As of March 31, 2003 there were 4,595,898 shares of the registrant’s sole class of common stock outstanding.

Transitional Small Business Disclosure Format  (Check One):  Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Information

BROOKE CORPORATION

Consolidated Financial Statements

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Brooke Corporation

Consolidated Financial Statements

For the Three Months Ended March 31, 2003 and 2002

INDEPENDENT ACCOUNTANTS’ CONSENT

We consent to the use in the March 31, 2003 Form 10-QSB of our review report dated April 25, 2003 accompanying the financial statements and schedules.

Summers, Spencer & Callison, CPAs, Chartered

Topeka, Kansas

May 8, 2003

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors

Brooke Corporation:

We have reviewed the accompanying consolidated balance sheets of

BROOKE CORPORATION

as of March 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three month periods then ended.  These financial statements are the responsibility of the Company’s management.

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

Summers, Spencer & Callison, CPAs, Chartered

Topeka, Kansas

April 25, 2003

Brooke Corporation

CONSOLIDATED FINANCIAL STATEMENTS

Brooke Corporation

Consolidated Balance Sheets

(unaudited)

MARCH 31, 2003 AND 2002

ASSETS

	2003	2002
Current Assets
Cash	$6,966,734	$5,546,289
Accounts and notes receivable, net	13,108,850	8,289,835
Note receivable, parent company	608,189	558,165
Other receivables	958,605	875,980
Securities	1,198	1,198
Interest-only strip receivable	2,631,245	554,764
Deposits	44,739	34,937
Prepaid expenses	823,740	374,532

Total Current Assets	25,143,300	16,235,700

Investment in Agencies	366,983	1,094,446

Property and Equipment
Cost	4,347,833	2,793,994
Less: Accumulated depreciation	(1,938,824)	(1,822,324)

Net Property and Equipment	2,409,009	971,670

Other Assets
Excess of cost over fair value of net assets	2,877,931	892,848
Less: Accumulated amortization	(475,237)	(275,329)
Prepaid commission guarantee	—	21,150
Goodwill	—	339
Prepaid finders fee	13,705	14,213
Contract database	68,146	38,982
Servicing asset	1,389,763	563,699
Agency assets	310,535	—
Restricted cash	179,585	566,138
Deferred tax asset	—	619,356

Net Other Assets	4,364,428	2,441,396

Total Assets	$32,283,720	$20,743,212

See accompanying notes to financial statements and independent accountants’ review report.

Brooke Corporation

Consolidated Balance Sheets

(unaudited)

MARCH 31, 2003 AND 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002
Current Liabilities
Accounts payable	$4,647,146	$2,274,784
Premiums payable to insurance companies	5,276,979	1,980,981
Unearned buyer assistance plan fees	1,354,061	1,394,474
Accrued commission refunds	436,606	312,999
Income tax payable	660,108	—
Deferred income tax payable	120,222	—
Short term debt	863,240	1,108,866
Current maturities of long-term debt	2,659,019	1,864,625

Total Current Liabilities	16,017,381	8,936,729

Non-current Liabilities
Servicing liability	51,271	44,586
Long-term debt less current maturities	11,734,203	9,621,200

Total Liabilities	27,802,855	18,602,515

Stockholders’ Equity
Common stock, $1 par value, 9,500,000 shares authorized, 4,606,948 and 764,911 shares issued and 4,595,898 and 753,861 shares outstanding	4,606,948	764,911
Preferred stock, $75 par value, 1,000 shares authorized, 781 shares issued and outstanding	58,600	58,600
Preferred stock, $25 par value, 464,625 shares authorized, 49,667 and 49,107 shares issued and outstanding	1,241,675	1,227,675
Preferred stock, $32 par value, 34,375 shares authorized, 24,331 and 13,663 shares issued and outstanding	778,592	437,216
Less: Treasury stock, 11,050 shares at cost	(39,500)	(39,500)
Additional paid-in capital	—	1,995,141
Retained earnings (deficit)	(2,398,821)	(2,335,620)
Accumulated other comprehensive income	233,371	32,274

Total Stockholders’ Equity	4,480,865	2,140,697

Total Liabilities and Stockholders’ Equity	$32,283,720	$20,743,212

See accompanying notes to financial statements and independent accountants’ review report.

Brooke Corporation

Consolidated Statements of Income

(unaudited)

MARCH 31, 2003 AND 2002

	2003	2002
Operating Income
Insurance commissions	$11,653,601	$6,056,614
Interest income (net)	400,752	218,528
Facilitator income	540,125	325,165
Gain (loss) on sale of agencies	(163,636)	93,942
Buyer assistance plan fees	2,211,425	1,061,069
Gain on sale of notes receivable	902,923	660,285
Gain on extinguishment of debt	5,000	—
Policy fee income	92,448	—
Other income	32,453	5,866

Total Operating Income	15,675,091	8,421,469

Operating Expenses
Commissions expense	8,077,815	5,036,333
Payroll expense	2,624,321	1,458,511
Depreciation and amortization	296,554	145,490
Other operating expenses	2,006,974	767,909
Bond interest expense	162,903	125,625

Total Operating Expenses	13,168,567	7,533,868

Income from Operations	2,506,524	887,601

Other Expenses
Interest expense	95,510	42,934

Total Other Expenses	95,510	42,934

Income Before Income Taxes	2,411,014	844,667

Income tax expense	819,745	287,187

Net Income	$1,591,269	$557,480

Net Income per Share:
Basic	.34	.12
Diluted	.30	.11

See accompanying notes to financial statements and independent accountants’ review report.

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	Common Stock	Preferred Stock	Treasury Stock	Notes Receivable for Common Stock	Add’l Paid- In Capital	Retained Earnings	Accum Other Comprehensive Income	Total
Balances, December 31, 2001	$704,018	$1,899,850	$(39,500)	$(8,193)	$703,023	$(2,787,370)	$7,311	$479,139
Dividends paid						(105,730)		(105,730)
Preferred stock issued		1,345,966						1,345,966
Fair market value of contributed services					10,000			10,000
Equity Conversion	60,893	(1,522,325)			1,461,432			—
Loans for common stock issuances				8,193				8,193
Deferred charges					(179,314)			(179,314)
Comprehensive income:
Interest-only strip receivable, fair market value							24,963	24,963
Net income						557,480		557,480
Balances, March 31, 2002	$764,911	$1,723,491	$(39,500)	$—	$1,995,141	$(2,335,620)	$32,274	$2,140,697

Balances, December 31, 2002	$774,973	$2,078,867	$(39,500)	$—	$1,875,333	$(1,868,981)	$219,980	$3,040,672
Dividends paid						(164,467)		(164,467)
Equity stock split	3,819,615				(1,892,761)	(1,956,642)		(29,788)
Equity issuance	12,360				17,428			29,788
Comprehensive income:
Interest-only strip receivable, fair market value							13,391	13,391
Net income						1,591,269		1,591,269

Balances, March 31, 2003	$4,606,948	$2,078,867	$(39,500)	$—	$—	$(2,398,821)	$233,371	$4,480,865

See accompanying notes to financial statements and independent accountants’ review report.

Brooke Corporation

Consolidated Statements of Cash Flows

(unaudited)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

	2003	2002
Cash flows from operating activities:
Net income	$1,591,269	$557,480
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	83,872	70,000
Amortization	212,682	75,490
Fair market value of contributed services	—	10,000
Gain (loss) on sale of inventory	163,636	(93,942)
Deferred income tax expense (benefit)	159,637	(123,531)
Prior period adjustment	—	(797,277)
Gain on sale of notes receivable	(902,923)	(660,285)
(Increase) decrease in assets:
Accounts and notes receivables	(3,872,305)	(599,644)
Other receivables	1,262,014	3,092
Prepaid expenses and other assets	(306,439)	(80,557)
Increase (decrease) in liabilities:
Accounts and expenses payable	(534,828)	1,232,577
Other liabilities	1,318,744	(206,648)

Net cash used in operating activities	(824,641)	(613,245)

Cash flows from investing activities:
Cash payments for property and equipment	(173,893)	(129,251)
Purchase of subsidiary and agency assets	(568,304)	—
Purchase of insurance agency inventory	(2,988,325)	(2,331,819)
Proceeds from sales of insurance agency inventory	5,304,331	4,855,731

Net cash provided by investing activities	1,573,809	2,394,661

Cash flows from financing activities:
Deferred charges	—	(179,314)
Dividends paid	(164,467)	(105,730)
Cash proceeds from bond/debenture issuance	1,359,000	580,000
Cash proceeds from common stock issuance	29,788	—
Cash proceeds from preferred stock issuance	—	1,345,966
Payments on bond maturities	(365,000)	(975,000)
Payments on short-term borrowing	(128,406)	(176,390)
Payments on long-term debt	(1,723,667)	(1,512,528)

Net cash used in financing activities	(992,752)	(1,022,996)

Net increase (decrease) in cash and cash equivalents	(243,584)	758,420
Cash and cash equivalents, beginning of period	7,210,318	4,787,869

Cash and cash equivalents, end of period	$6,966,734	$5,546,289

See accompanying notes to financial statements and independent accountants’ review report.

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

1.    Summary of Significant Accounting Policies

(a)    Organization

Brooke Corporation was incorporated under the laws of the State of Kansas on January 17, 1986.  The Company’s registered offices are located in Phillipsburg, Kansas.  On March 31, 2003, Brooke Holdings, Inc. owned 66.63% of the Company’s common stock.  The Company’s business activities include recruiting franchise agents, lending to franchise agents and consulting with franchise agents through its wholly owned subsidiaries.  Most of the Company’s revenues result from the sale of property and casualty insurance policies through franchise agents.

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

Ace Insurance Services, Inc., is an Arizona corporation acquired by the Company during the first quarter of 2003.  It is a franchise agency that sells primarily property and casualty policies to customers from its office in Phoenix, Arizona.

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

Subsidiaries in the Brokerage group include:

CJD & Associates, L.L.C. is a limited liability company organized under the laws of the state of Kansas.  This subsidiary is a licensed insurance agency that sells insurance programs and excess surplus insurance on a wholesale basis, under the trade name of Davidson-Babcock, through the Company’s network of agents and through agents not necessarily affiliated with the Company.   During the first quarter of 2003, CJD & Associates, LLC incorporated The DB Group, LTD in the country of Bermuda as a captive insurance company for the purpose of underwriting, as a reinsurer, a small portion of the insurance written by its agents.  During the first quarter of 2003, CJD & Associates also incorporated DB Indemnity, LTD in the country of Bermuda as a captive insurance company for the purpose of insuring a portion of the professional (errors and omissions) liability exposure of the Company’s agents.  Both DB Group and DB Indemnity are wholly owned by CJD & Associates.

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

(d)    Allowance for Bad Debts

The Company generally considers all accounts and notes receivable to be fully collectible, therefore no allowance has been recognized for uncollectible amounts.  However, as more fully disclosed in footnote 1(o), the Company has established an allowance for receivables resulting from the uncertain timing and amounts of commissions payments due to the Company pursuant to the cash flow assistance provisions of the Company’s Buyer’s Assistance Plan.

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

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $436,606 and $312,999 as of March 31, 2003 and 2002, respectively.

Through its brokerage subsidiary, CJD & Associates, L.L.C., the Company receives fees for the placement and issuance of policies that are in addition to, and separate from, any sales commissions paid by insurance companies.  These policies’ fees are not refundable and the Company has no continuing obligation.

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

Many of the BAP services (inspection reports, operations analysis, marketing plan development) are provided by the Company before, or within thirty days after, agency acquisition.  As such, approximately 82% of those fees related to BAP agreements executed in the first quarter of 2003 were immediately recognized as revenue. Any remaining BAP fees are typically recognized throughout the BAP period as the remaining BAP related services are performed.  Revenues from finders fees, gains on sale of agencies, seller consulting and seller discounts are recognized immediately because the Company has no continuing obligation.

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

(g)    Excess Cost of Purchased Subsidiary

Included in other assets are unamortized costs of purchased subsidiaries (Brooke Life and Health, Inc., The American Agency, Inc., CJD & Associates, L.L.C., and Ace Insurance, Inc.) in excess of the fair value of underlying net tangible assets acquired. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization was $69,488 for the period ended March 31, 2003.  The “excess cost of purchased subsidiary” resulted from the purchase of a subsidiary corporation

On July 1, 2002, the Company acquired 100% of the outstanding shares of CJD & Associates, L.L.C. and $1,416,779 of the initial purchase price was allocated to Excess Cost of Purchased Subsidiary. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods.  In accordance with SFAS 141, “Business Combinations”, any such payments for an increased purchase price shall be recorded as Excess Cost of Purchased Subsidiary when made.

On March 1, 2003, the Company acquired 100% of the outstanding shares of Ace Insurance, Inc. and $568,304 of the initial purchase price was allocated to Excess Cost of Purchased Subsidiary.  The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods.  In accordance with SFAS 141, “Business Combinations”, any such payments for an increased purchase price shall be recorded as Excess Cost of Purchased Subsidiary when made.

(h)    Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to net operating loss carryforwards that are available to offset future taxable income. The Company files its federal income tax return on a consolidated basis with its subsidiaries.

(i)    Investment in Agencies

The amount of assets included in the “Investment in Agencies” category is the total of purchase prices paid, or market prices if lower, for agency assets that the Company acquires to hold in inventory for sale to its agents.  These assets are carried at the lower of cost or market because they are available for sale and not held for investment.  The number of agencies purchased for this purpose for the period ending March 31, 2003 and 2002 was 13 and 9, respectively. Correspondingly the number of agencies sold from inventory for the period ending March 31, 2003 and 2002 was 13 and 9, respectively.  At March 31, 2003, the “Investment in Agencies” inventory consisted  of a Colorado agency  at a fair value of $366,983.

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

(l)    Deferred Charges

Deferred charges relate to costs associated with the public offering of preferred stock and bonds. Selling expenses, auditor fees, legal costs and filing charges associated with the Company’s public offering of stock totaled $1,070,043 and have been offset against stock proceeds. Similar costs associated with the Company’s public offering of bonds totaled $614,658 and are classified as prepaid expenses that are amortized over a period ending at bond or debenture maturity. Net of amortization, the balance of all such prepaid expenses as of March 31, 2003 was $450,509.

(m)    Equity Rights and Privileges

Convertible preferred stockholders shall be entitled to a 9% cumulative dividend in cash of the liquidation value of such stock per share per annum, as determined by the Board of Directors. Convertible preferred stock may convert to common stock at a rate of 78 shares of common stock for 1 share of preferred stock. Convertible preferred stock has no voting rights. Holders of convertible preferred stock, upon liquidation or dissolution of the Company, are entitled to be paid an amount equal to $75 for each share of preferred stock not converted into common stock before any amount may be paid to holders of common stock. In addition to the convertible preferred stock, the Company is authorized to issue 499,000 shares of preferred stock. The authorized shares consist of 100,000 shares of 2002 convertible preferred stock, 10,000 shares of 2002A convertible preferred stock, 34,375 shares of 2002B convertible preferred stock, and 200,000 shares of 2003 convertible preferred stock. The holders of the 2002 and 2002A convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 10% of the liquidation value of such stock per share per annum if determined by the Board of Directors. Prior to April 1, 2002, the holders of 2002 and 2002A convertible preferred stock converted 60,333 of their preferred shares into 60,333 shares of common stock (361,998 shares on a split adjusted basis). The holders of 2002 and 2002A convertible preferred stock that did not convert their shares to common shares prior to April 1, 2002 have no conversion rights. In the case of liquidation or dissolution of the Company, the holders of the 2002 or 2002A convertible preferred stock shall be entitled to be paid in full the liquidation value, $25 per share, after payment of full liquidation value to the holders of convertible preferred stock and before the holders of common stock. The holders of 2002B convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 9% of the liquidation value of such stock per share per annum if determined by the Board of Directors. On or prior to May 15, 2002, the holders of 2002B convertible stock converted 9,822 of their preferred shares into 9,822 shares of common stock (58,932 on a split adjusted basis). The holders of 2002B convertible preferred stock that did not convert their shares to common shares on or prior to May 15, 2002 have no conversion rights. In the case of liquidation or dissolution of the Company, the holders of the 2002B convertible preferred stock shall be entitled to be paid in full the liquidation value, $32 per share, after payment of full liquidation value to the holders of convertible preferred stock, 2002 convertible preferred stock, 2002A convertible preferred stock, and before the holders of common stock.  On February 18, 2003, the Board of Directors designated 200,000 shares of preferred stock as 2003 convertible preferred stock; however, there are no immediate plans to issue such shares.  In the event the Company were to issue 2003 convertible preferred stock, 2003 convertible preferred stockholders would be entitled to a cumulative dividend of up to 10% in cash of the liquidation value of such stock per share per annum, as determined by the Board of Directors.  On or prior to April 15, 2004, the holders of 2003 convertible preferred stock would be allowed to convert one share of 2003 convertible preferred stock for five (5) shares of common stock.  After April 15, 2004, the Company may redeem the 2003 convertible preferred stock at its option at the redemption value of $52.50 per share on any dividend payment date.  In the case of liquidation or dissolution of the Company, the holders of 2002B convertible preferred stock shall be entitled to be paid in full the liquidation value, $50 per share, after payment of full liquidation value to the holders of convertible preferred stock, 2002A convertible preferred stock, 2002B convertible preferred stock, and before the holders of common stock.  The common stockholders shall possess all rights and privileges afforded to capital stock by law, subject to holders of convertible preferred stock.

(n)    Per Share Data

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the periods ended March 31, 2003 and 2002 were $49,879 and $64,152, respectively. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding.   The shares listed for March 31, 2002 have been adjusted for the split of stock  that occurred in the first quarter of 2003 as if it occurred in the first quarter of 2002 for comparative purposes.

		March 31, 2003		March 31, 2002
Basic Earnings Per Share
Net Income		$1,591,269		$557,480
Less: Preferred Stock Dividends		(49,879)		(64,152)

Income Available to Common Stockholders		1,541,390		493,328
Average 2003 Common Stock Shares	4,584,032		4,228,170
Less: 2003 Treasure Stock Shares	(11,050)	4,572,982	(11,050)	4,217,120

Basic Earnings Per Share		$.34		$.12

		March 31, 2003		March 31, 2002
Diluted Earnings Per Share
Net Income		$1,591,269		$557,480
Less: 2003 Preferred Stock Dividends on Non-Convertible Shares		(49,879)		—

Income Available to Common Stockholders		1,541,390		557,480
Average 2003 Common Stock Shares	4,584,032		4,228,170
Less: 2003 Treasure Stock Shares	(11,050)		(11,050)
Plus: Assumed Conversion of Convertible Preferred Shares in 2003	269,370		798,834
Plus: Assumed Exercise of 41,350 Stock Options Shares in 2003	226,440	5,068,792	273,000	5,288,954

Diluted Earnings Per Share		$.30		$.11

(o)    Buyer Assistance Plan

Through its subsidiary, The American Heritage, Inc., the Company offers a consulting and cash flow assistance program (Buyer Assistance Plan or “BAP”) to provide assistance to agency buyers during the first months of insurance agency ownership. Although most of the BAP services provided by the Company are performed in the first month of agency ownership, some of the BAP services are performed later and a portion of BAP fees are therefore deferred until the cost of providing the service is incurred. Unearned Buyer Assistance Plan and other related fees were $1,354,061 and $1,394,474 at March 31, 2003 and 2002, respectively.

Net cash flow assistance related to commission performance is recognized as an expense at the end of the BAP period because of the uncertain timing of commission payments during ownership transition. Although not determinable until the end of the BAP period, the amount of the Company’s net cash flow assistance expenditures associated with commission performance becomes more certain as the BAP period progresses. As such, if the amount of cumulative net cash flow assistance provided by the Company exceeds 200% of the monthly gross cash flow assistance then an allowance for any such excess amount is immediately charged to expense and the amount recognized as expense at the end of the BAP period adjusted accordingly.  If necessary, as the BAP period nears expiration, the Company increases the allowance from that calculated above to the amount of estimated loss.  The Company has estimated this allowance for the period ending March 31, 2003 and 2002 to be $36,603 and $0, respectively.

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

(s)    Advertising

The Company expenses the costs of advertising as they are incurred. Total advertising expense for the period ending March 31, 2003 and 2002 was $416,695 and $159,393, respectively.

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

(u)    Compensated Absences

The Company has recorded an accrued expense for compensated absences in the amount of $212,144 for the period ending March 31, 2003.  No accrual was made for the period ending March 31, 2002.

(v)    Agency Assets

Included in other assets are unamortized costs of agency assets. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization expense was $6,591 for the period ended March 31, 2003.

On August 1, 2002 the Company acquired insurance agency assets operating under the trade-name of Bornstein Financial Group for an initial purchase price of $200,000. The sellers may be entitled to an increase of the initial purchase price based on the amount of premiums received in future periods.  In accordance with SFAS 141, “Business Combinations”, any such payments for an increased purchase price shall be recorded as an Agency Asset when made.  The balance of this agency asset is being amortized over a 15-year period using an accelerated 150% declining balance method.

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

(w) Value of Service Rendered

For the three month period ended March 31, 2002, the fair value of Robert Orr’s services was estimated at $10,000 even though he did not receive direct compensation from the Company. This value was established after analysis of the time Robert Orr spent on Company activities and not necessarily the amount of contribution made by Robert Orr, the importance of Robert Orr’s contributions, or the Company’s dependence on Robert Orr. On October 1, 2002, Robert Orr began receiving direct compensation from the Company at the rate of $15,000 per month as a result of the increased commitment required from Robert Orr to implement the Company’s plans.

2. Notes Receivable

At March 31, 2003 and 2002, notes receivable consist of the following:

	03/31/2003	03/31/2002
Agency loans	$68,678,454	$44,534,787
Less: Agency loan participations	(64,236,426)	(41,029,677)
Commercial real estate loans	1,861,146	0
Less: Real estate loan participations	(1,861,146)	0
Consumer loans	5,310	89,668
Less: Consumer loan participations	0	(88,668)

Total notes receivable, net	4,447,338	3,506,110
Interest earned not collected on notes *	487,394	515,197
Customer receivables	8,174,118	4,268,528

Total accounts and notes receivable, net	$13,108,850	$8,289,835

*The Company has a corresponding liability for interest payable to participating lenders in the amounts of $302,261 and $302,586 at March 31, 2003 and 2002, respectively.

 Included in customer receivables are notes totaling $422,522 which were sold to a third party.  However, this sale was not treated as a transfer of assets in accordance with SFAS 140 because there was no written agreement and it was not sufficiently demonstrated that the Company had surrendered control to the extent required to remove the assets from the Company’s books.  Accordingly, a payable of $718,916 was recorded for the amount of the notes and note payments collected but not remitted.

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

On March 31, 2003, the Company had loan participation balances of $66,097,572 (337 loan participation certificates) for which servicing rights and interest receivable were retained.   Corresponding pre-tax gains of $1,064,810 were recorded for the period ended March 31, 2003.  On March 31, 2002, the Company had loan participation balances of $41,118,345 (216 loan participation certificates) for which servicing rights and interest receivable were retained.  Corresponding pre-tax gains of $660,825 were recorded for the period ended March 31, 2002.  Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income.  Additionally, impairment of the servicing asset is subsequently evaluated and measured.  Subsequent to the initial recording at fair value, interest only receivables are measured as debt securities classified as available for sale.

Of the agency loans at March 31, 2003 and 2002, $25,630,214 and $10,222,565, respectively, were sold to various participating lenders with recourse to Brooke Credit Corporation.  Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied.  However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments.  Brooke Credit Corporation is not obligated, under any circumstances, to repurchase any loans sold to participating lenders prior to maturity or final resolution. All such recourse loans: a) have no balances more than 60 days past due; b) have adequate collateral; c) and are not in default.   The expense provision associated with the Company’s recourse obligation is based on the estimated fair value of the obligation.

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

The fair value of the interest-only strip receivable is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following table.  The fair value of the interest-only strip receivable is reduced by the amount of estimated credit losses, which are calculated using the estimated credit loss percentage noted in the following table.  On March 31, 2003 and 2002, the fair value of the interest-only strip receivable recorded by the Company was $2,631,245 and $554,764, respectively.  The Company has classified the interest-only receivable asset as available for sale.

The fair value of the “Servicing Asset” (or liability) is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the following table.  On March 31, 2003 and 2002, the fair value of the servicing asset recorded by the Company was $1,389,763 and $563,699, respectively.

Key economic assumptions used in measuring the retained interests and recourse obligations at the date of loan participation sales completed during the year were as follows (rates per annum):

	Agency Loans (Adjustable Rate Stratum)*	Agency Loans (Fixed-Rate Stratum)
Prepayment speed	10%	8%
Weighted average life (months)	105.1	62.3
Expected credit losses	5%	1.5%
Discount rate	8.5%	8.5%

*Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%).  Contract terms vary but, for most loans, the rate is adjusted annually on December 31st.

At March 31, 2003, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed Rate Stratum)
Prepayment speed assumption (annual rate)	10%	8%
Impact on fair value of 10% adverse change	(90,505)	(2,854)
Impact on fair value of 20% adverse change	(176,836)	(5,608)

Expected credit losses (annual rate)	5%	.21%
Impact on fair value of 10% adverse change	(31,250)	(3,055)
Impact on fair value of 20% adverse change	(81,750)	(6,111)

Discount rate (annual)	8.5%	8.5%
Impact on fair value of 10% adverse change	(87,928)	(7,780)
Impact on fair value of 20% adverse change	(172,431)	(15,338)

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

The above adverse changes are calculated on the Company’s retained interests in loans sold to participating lenders totaling $66,097,572 and excludes unsold loans totaling $4,447,338. The above adverse changes for expected credit losses are calculated on the Company’s retained interests in loans sold with recourse to participating lenders totaling $25,630,214 and excludes unsold and non-recourse loans totaling $45,452,157.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Retained Servicing Interest

	Adj Rate Stratum		Fixed Rate Stratum
	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% prepayment increase
Estimated cash flows from loan servicing fees	$2,683,268	$2,606,986	$381,833	$371,138
Servicing expense	(576,238)	(558,437)	(360,155)	(353,730)
Discount of estimated cash flows at 8.5% rate	(773,599)	(753,063)	(3,550)	2,276
Carrying value of retained interests after effect of increases	1,333,431	1,295,486	18,128	19,681
Carrying value of retained interests before effect of increases	1,373,221	1,373,221	16,542	16,542
Decrease of carrying value due to increase in prepayments	(39,790)	(77,735)	0	0

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Strip Receivable)

	Adj Rate Stratum		Fixed Rate Stratum
	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$3,060,840	$2,974,570	$552,832	$545,789
Estimated credit losses on recourse loans	(388,627)	(376,824)	(36,075)	(35,452)
Discount of estimated cash flows at 8.5% rate	(501,675)	(475,586)	(111,214)	(109,101)
Carrying value of retained interests after effect of increases	2,170,538	2,122,161	405,543	401,236
Carrying value of retained interests before effect of increases	2,221,262	2,221,262	409,983	409,983
Decrease of carrying value due to increase in prepayments	(50,724)	(99,101)	(4,440)	(8,747)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Strip Receivable)

	Adj Rate Stratum		Fixed Rate Stratum
	10% credit loss increase	20% credit loss Increase	10% credit loss Increase	20% credit loss Increase
Estimated cash flows from interest income	$3,151,690	$3,151,690	$560,102	$560,102
Estimated credit losses on recourse loans	(441,053)	(481,070)	(40,387)	(44,059)
Discount of estimated cash flows at 8.5% rate	(520,629)	(531,104)	(112,787)	(112,171)
Carrying value of retained interests after effect of increases	2,190,012	2,139,512	406,928	403,872
Carrying value of retained interests before effect of increases	2,221,262	2,221,262	409,983	409,983
Decrease of carrying value due to increase in credit losses	(31,250)	(81,750)	(3,055)	(6,111)

Effect of Increases in Assumed Discount Rate on Retained Servicing Interest

	Adj Rate Stratum		Fixed Rate Stratum
	10% discount rate increase	20% discount rate Increase	10% discount rate Increase	20% discount rate increase
Estimated cash flows from loan servicing fees	$2,763,643	$2,763,643	$386,673	$386,673
Servicing expense	(594,967)	(594,967)	(366,761)	(366,761)
Discount of estimated cash flows	(834,058)	(871,162)	(3,565)	(3,756)
Carrying value of retained interests after effect of increases	1,334,618	1,297,514	16,347	16,156
Carrying value of retained interests before effect of increases	1,373,221	1,373,221	16,542	16,542
Decrease of carrying value due to increase in discount rate	(38,603)	(75,707)	(195)	(386)

Effect of Increases in Assumed Discount Rate on Retained Interest (Strip Receivable)

	Adj Rate Stratum		Fixed Rate Stratum
	10% discount rate increase	20% discount rate Increase	10% discount rate Increase	20% discount rate Increase
Estimated cash flows from interest income	$3,151,694	$3,151,694	$560,102	$560,102
Estimated credit losses on recourse loans	(401,028)	(401,028)	(36,715)	(36,715)
Discount of estimated cash flows	(578,729)	(626,128)	(120,989)	(128,356)
Carrying value of retained interests after effect of increases	2,171,937	2,124,538	402,398	395,031
Carrying value of retained interests before effect of increases	2,221,262	2,221,262	409,983	409,983
Decrease of carrying value due to increase in credit losses	(49,325)	(96,724)	(7,585)	(14,952)

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

Agency Recourse Loans Sold in

	2000	2001	2002
Actual & Projected Credit Losses (%) as of:
December 31, 2002	0	0	0
December 31, 2001	0	0
December 31, 2000	0

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse as of and for the period ended March 31, 2003:

	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses***
Type of Loan	2003	2002	2003	2002	2003	2002
Participations Sold with Recourse	$25,630,214	$10,222,565	$0	$0	$0	$0
Portfolio Loans	4,447,338	3,506,110	$0	$0	$0	$0

Total Loans Managed**	$30,077,552	$13,728,675	$0	$0	$0	$0

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

As an employment incentive, Brooke Credit Corporation has loaned money to certain employees for the purpose of acquiring the Company’s common stock.  Of the consumer loans at March 31, 2003 and 2002, $0 and $89,668, respectively, have been made to employees for this purpose.

3.              Property and Equipment

A summary of property and equipment and depreciation is as follows:

	March 31, 2003	March 31, 2002
Furniture and fixtures	$536,021	$368,825
Office and computer equipment	1,824,528	1,541,725
Automobiles	813,018	623,758
Building	1,174,266	259,686

	4,347,833	2,793,994
Less: Accumulated depreciation	(1,938,824)	(1,822,324)

Property and equipment, net	$2,409,009	$971,670

Depreciation expense	$83,872	$70,000

4.    Bank Loans, Notes Payable, and Other Long-Term Obligations

	2003	2002
First National Bank & Trust, Phillipsburg, KS, line of credit, $960,000 available. Due January 2004. Interest rate is 8%. Collateralized by accounts receivable.	$0	$960,000
State Bank of Colwich, Colwich, KS, due August 2004. Interest rate is 11.75%, payable $1,435 monthly. Collateralized by insurance agency assets.	20,924	34,782
Chrysler Financial, Overland Park, KS, due February 2001 to December 2003. Interest rates are 7.80% to 8.94%, payable monthly. Collateralized by automobiles.	169,248	173,597
Brooke Investments, Inc., Phillipsburg, KS, due February 2007. Interest rate is 10.00%, payable $1,718 monthly. Note is sold to participating bank. Collateralized by certain agency assets acquired by Brooke Investments, Inc.	64,258	79,646
Hawkeye Insurance Associates, Inc. due August 2005. Interest rate is 0%, annual payments of $66,086. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	177,469	0
Charles Compton, due March 2004. Interest rate is 0% and annual payments of $133,333. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	126,084	0

Carol Klinger, Inc., due July 2003. Interest rate is 0%, balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	$77,500	$0
Watson & Associates Insurance Services, Inc. due November 2004. Interest rate is 0%, annual payments of $57,167. Collateralized by certain agency assets acquired by Brooke Corporation.	0	171,500
Burt Insurance Services, due October 2005. Interest rate is 0% with annual payments of $126,700. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	340,243	0
InsurCare Group Inc, due October 2005. Interest rate is 0% with annual payments of $21,232. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	57,017	0
Arizona Economy Insurance, due October 2005. Interest rate 0% with annual payments of $87,342. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	234,551	0
Stratmann Insurance Agency, Inc, due May 2004. Interest rate 0% with annual payments of $7,253 contingent on the renewal of specific policies. Note balance is discounted based on imputed interest rate of 5.75%.	14,506	0
Slaton Insurance of Jacksonville, Inc. due August 2003. Interest rate is 0% and entire balance, subject to retention of revenue, due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	100,000	0
Cornutt-McIntire & Ratterman, Inc. due November 2005. Interest rate is 0%, quarterly payments of $20,280. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	204,981	0
R.D. Kennelly Insurance, Inc. due January 2005. Interest rate is 0%. Semi-annual payments of $179,959. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	670,247	0
Eric W. Schoenig, due June 2005. Interest rate is 8%, payable $6,991 monthly. Collateralized by certain agency assets.	172,222	0
Benny J. Ossi, due February 2004. Interest rate is 8%, payable $8,137 monthly. Collateralized by certain agency assets.	85,938	0
Rio Valley Insurance Group, Inc. due February 2004. Interest rate is 0% and the remaining balance is paid semi-annually with the 1stpayment of $70,000 and the remaining two payments of $67,000. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	128,450	0
Dawn Insurance Agency, Inc. due May 2003. Interest rate is 0%, payable $43,322 annually. Collateralized by certain agency assets acquired by Brooke Corporation.	43,322	86,644

Phares and Lites Agency, Inc. due June 2002. Interest rate is 0%, entire balance is due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	$0	$207,825
Lalumondier Insurance, Inc., due September 1, 2004. Interest rate is 5%, annual installments of $68,219 thereafter. Collateralized by certain agency assets acquired by Brooke Corporation.	136,437	204,656
Anderson Insurance Agency, Inc. due May 2002. Interest rate is 7.5%, entire balance is due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	0	163,300
Bond-Pyatt Insurance Agency, Inc., due August 2006. Interest rate at prime rate, first installment of $89,465 due January 2002, and annual installments of $89,465 thereafter. Collateralized by certain agency assets acquired by Brooke Corporation.	357,861	447,326
All Drivers Insurance Inc., due September 2003. Interest rate is 5%, annual payments of $112,500. Collateralized by certain agency assets acquired by Brooke Corporation.	112,500	225,000
Gateway Realty of Columbus, Inc., due September 2010. Interest rate is 7%, annual principal payments of $67,345. Collateralized by certain agency assets acquired by Brooke Corporation.	538,763	606,109
Gary Karch & Associates A-1 Insurance, due December 2002. Interest rate is 0%. Collateralized by certain agency assets acquired by Brooke Corporation.	0	67,500
Kohn-Senf Insurance Agency, Inc., due December 2002. Interest rate is 5%, entire balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	0	80,500
Sun Century Insurance Agency, Inc., due December 2003. Interest rate is 5%, annual principal payments of $67,333. Collateralized by certain agency assets acquired by Brooke Corporation.	67,334	134,667
W.I. of Florida, Inc., due December 2003. Interest rate is 0%, annual payments of $73,176. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%	69,197	146,352
Cooper Insurance Agency, Inc., due August 2003. Interest rate is 0%, balance is due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	310,420	0
JD Failla & Associates, due February 2003. Interest rate is 0%, quarterly payments of $127,188. Collateralized by certain agency assets acquired by Brooke Corporation.	0	527,241
Donna Sue Saffel, due March 2003. Interest rate is 0%, annual payments of $62,500. Collateralized by certain agency assets acquired by Brooke Corporation.	0	62,500
All Insurance, due March 2005. Interest rate is 0%, annual payments of $25,196. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	67,663	75,589

Able Insurance, due March 2006. Interest rate is 0%, annual payments of $45,867. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	$123,173	$183,469
Rebel Auto Insurance, Inc., due May, 2003. Interest rate is 0% and one payment of remaining balance is due May, 2003. Collateralized by certain agency assets acquired by Brooke Corporation.	87,500	0
Crouch Insurance Agency, LLC, due May 2004. Interest rate is 0%, annual payments of $97,970. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	180,249	0
Barry James Christensen, due January, 2005. Interest rate is 0%, annual payments of $93,333. Collaterized by certain agency assets acquired by Brooke Corporation.	0	280,000
Service First Insurance, due January, 2005. Interest rate is 0%, annual payments of $281,375. Collaterized by certain agency assets acquired by Brooke Corporation.	0	744,125
Goodman Insurance, due February, 2004. Interest rate is 0%, annual payments of $186,063. Collaterized by certain agency assets acquired by Brooke Corporation.	0	372,125
Jim Bob Nation Insurance, due March 2005. Interest rate is 0%, annual payments of $116,746. Collaterized by certain agency assets acquired by Brooke Corporation.	0	350,238
Reavis Insurance & Financial Services, Inc, due January 2014. Interest rate is 4%, annual payments of $48,707. Collaterized by certain agency assets acquired by Brooke Corporation.	395,000	0
Tri-City Insurance Counselors, Inc., due January 2003. Interest rate is 0%, annual payments of $184,203. Collaterized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	338,904	0
Remar Insurance Center, Inc., due February, 2004. Interest rate is 0%, balance is due at maturity. Collaterized by certain agency assets acquired by Brooke Corporation.	10,000	0
Agency Brokers, LLC, due January, 2004. Interest rate is 0%, balance is due at maturity. Collaterized by certain agency assets acquired by Brooke Corporation.	10,000	0
American Hallmark Agencies, Inc., due December, 2003. Interest rate is 0%, balance is due at maturity. Collaterized by certain agency assets acquired by Brooke Corporation.	55,178	0
Terry Young Insurance Agency, Inc., due January, 2006. Interest rate is 4%, annual payments of $138,210. Collaterized by certain agency assets acquired by Brooke Corporation.	414,630	0
3R Marketing and Consulting, Inc., due March 2005. Interest rate is 0%, annual payments of $29,209. Collaterized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	53,925	0

Jennings Enterprises, Inc., due March 2004. Interest rate is 0%, balance is due at maturity. Collaterized by certain agency assets acquired by Brooke Corporation.	$100,000	$0
A American Auto Insurance of Melbourne, Inc., due March 2005. Interest rate is 0%, annual payments of $46,046. Collaterized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	84,717	0
A American Auto Insurance of Palm Bay, Inc., due March 2005. Interest rate is 0%, annual payments of $273,748. Collaterized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	503,650	0
IOS of Central Florida, Inc., due March 2005. Interest rate is 0%, annual payments of $103,683. Collaterized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	190,759	0
NCMIC Finance Corporation, Des Moines, IA, due June,2002. Interest rate is 7.75% and nine monthly payments of $38,017. Collateralized by unearned insurance premium.	112,642	0

Total bank loans and notes payable	7,007,462	6,384,691
Bonds & Debentures payable (See Note 5) and Capital lease obligation (See Note 6)	8,249,000	6,210,000

Total bank loans, notes payable and other long-term obligations	15,256,462	12,594,691
Less: Current maturities and short-term debt	(3,522,259)	(2,973,491)

Total long-term debt	$11,734,203	$9,621,200

None of the bank loans, notes payable and other long term obligations contain covenants that: require the Company to maintain minimum financial ratios or net worth; restrict management’s ability to pay dividends; restrict management’s ability to buy or sell assets; restrict management’s ability to incur additional debt; or contain any subjective acceleration clauses.

Interest incurred on bank loans, notes payable and other long-term obligations for the period ended March 31, 2003 and 2002 is $258,413 and $168,559, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets.

Bank loans, notes payable and other long-term obligations mature as follows

Twelve Months Ending March 31	Bank Loans & Notes Payable	Capital Lease	Bonds & Debentures Payable	Total
2004	$3,457,259	$65,000	$0	$3,522,259
2005	2,009,956	70,000	5,020,000	7,099,956
2006	807,729	75,000	1,094,000	1,976,729
2007	207,849	80,000	—	287,849
2008	105,861	85,000	1,370,000	1,560,861
Thereafter	418,808	390,000	—	808,808

	$7,007,462	$765,000	$7,484,000	$15,256,462

5.             Long-Term Debt, Bonds & Debentures Payable

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

At March 31, 2003 and 2002, the bonds & debentures payable consist of:

Series	Rate	Maturity	2003 Principal Value	2002 Principal Value

1997B Bonds	10.250%	Jan 1, 2002	$—	$—
1997C Bonds	10.500%	Jan 1, 2003	—	365,000
1998E Bonds	10.125%	Jan 1, 2002	—	—
2001F Bonds	9.125%	Jul 1, 2004	5,020,000	5,020,000
Series A Debentures	8.000%	Dec 1, 2005	1,094,000	—
Series B Debentures	9.250%	Dec 1, 2007	1,370,000	—

Total			$7,484,000	$5,385,000

Interest payable is $170,665 and $124,099 at March 31, 2003 and 2002, respectively.

6.             Long-Term Debt, Capital Leases

Phillips County, Kansas has issued Industrial Revenue Bonds for the purpose of purchasing, renovating, and equipping an office building in Phillipsburg, Kansas for use as a processing center. The total bonds issued were $825,000 with various maturities through 2012. As of March 31, 2003, all bond proceeds had been released for payment to various contractors and building construction was substantially complete.

The Company leases the building from Phillips County, Kansas. It may be purchased for a nominal amount at the expiration of the lease agreement. The Company is required to provide insurance coverage on the building as specified by the lessor. Under the criteria established by SFAS 13, “Accounting for Leases” this asset has been capitalized in the Company’s financial statements.

Future capital lease payments and long term operating lease payments are as follows:

Period	Capital Real Estate	Operating Real Estate	Total
2004	$57,150	$367,515	$424,665
2005	121,450	301,433	422,883
2006	117,119	237,835	354,954
2007	122,450	164,333	286,783
2008	117,100	69,266	186,366
2009 and thereafter	521,843	8,423	530,266

Total minimum lease payments	$1,057,112	$1,148,805	$2,205,917

Less amount representing interest	(292,112)

Total obligations under capital leases	765,000
Less current maturities of obligations under capital leases	(65,000)

Obligations under capital leases Payable after one year	$700,000

7.             Income Taxes

The elements of income tax expense (benefit) are as follows:

	March 31, 2003	March 31, 2002

Current	$660,108	$0
Deferred	159,637	287,187

	$819,745	$287,187

The Company’s net operating loss carryforwards were used to offset current tax expense by decreasing the deferred tax asset.  During 2003, the deferred tax asset decreased to zero as the result of using all net operating loss carryforwards available to the Company.

Reconciliation of the U.S. federal statutory tax rate to Brooke Corporation’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	March 31, 2003	March 31, 2002

U.S. federal statutory tax rate	34%	34%
State statutory tax rate	4%	4%
Effect of the utilization of net operating loss carryforwards	(3)%	(3)%
Miscellaneous	(1)%	(1)%

Effective tax rate	34%	34%

Reconciliation of deferred tax asset:

	March 31, 2003	March 31, 2002
Beginning balance, January 1	$159,637	$906,543
Deferred income tax (expense) benefit	(159,637)	(287,187)

Balance, March 31	$0	$619,356

Reconciliation of deferred tax liability:

	March 31, 2003	March 31, 2002
Beginning balance, January 1	$—	$—
Accumulated other comprehensive income, unrealized gain on the sale of notes receivable	120,222	—

Balance, March 31	$120,222	$—

8.             Employee Benefit Plans

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for periods ended March 31, 2003 and 2002.

9.             Concentration of Credit Risk

The Company maintains cash balances at several banks. On March 31, 2003 and 2002, the Company had account balances of $2,641,803 and $861,158 respectively, that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

The Company sells participation loans to several banks. On March 31, 2003, the Company had participation loans sold of $26,967,999 to one financial institution.  This represents 40.8% of participations sold at March 31, 2003.

10.          Segment and Related Information

During 2002, the Company acquired CJD & Associates which added an increasingly significant volume of insurance brokerage business to the Company’s existing insurance franchise business.  As such, for the period ended March 31, 2003, the Company has separated the segment previously referred to as Insurance Agency Business into two segments, Insurance Franchise Business and Insurance Brokerage Business.   For the period ended March 31, 2002, commissions from insurance brokerage sales were not significant so all insurance business operations were reported in the Insurance Franchise Business segment and no insurance business operations were reported in the Insurance Brokerage Business segment.

Consulting and other fees earned by the Company are also an increasingly significant part of the Company’s business.  These fees (finders fees, buyers assistance plan fees, gains on sales of agencies, gains on seller debt extinguishment) are typically related to agency ownership transfers and were not previously allocated to any reportable segment.   Because the Company’s lending activities are also typically related to agency ownership transfers, these fees have been allocated to the lending segment previously referred to as Financial Services Business and renamed as Facilitator Services Business segment

As a result of the changes described above, the Company’s three reportable segments as of and for the period ended March 31, 2003 and 2002 consisted of its Insurance Franchise Business, Insurance Brokerage Business and its Facilitator Services Business.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the periods ended March 31, 2003 and 2002:

2003	Insurance Franchise Business	Insurance Brokerage Business	Facilitator Services Business	Elimination of Intersegment Activity	Consolidated Totals

Insurance commissions	$10,346,862	$1,306,739	$—	$—	$11,653,601
Policy fee income	—	92,448	—	—	92,448
Interest income	—	13,673	589,178	(202,099)	400,752
Gain on sale of notes receivable	—	—	902,923	—	902,923
Facilitator income	—	—	540,125	—	540,125
Buyers Assistance Plan fees	—	—	2,211,425	—	2,211,425
Gain (loss) on sale of agencies	—	—	(163,636)	—	(163,636)
Gain on extinguishment of debt	—	—	5,000	—	5,000
Interest expense	95,510	—	162,903	—	258,413
Commissions expense	7,537,406	540,409	—	—	8,077,815
Depreciation and amortization	136,112	24,675	135,767	—	296,554
Segment assets	15,171,653	5,071,843	17,730,541	(5,690,317)	32,283,720
Expenditures for segment assets	160,419	13,474	—	—	173,893

2002	Insurance Franchise Business	Insurance Brokerage Business	Facilitator Services Business	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$6,056,614	$—	$—	$—	$6,056,614
Interest income	—	—	310,997	(92,469)	218,528
Gain on sale of notes receivable	—	—	660,285	—	660,285
Facilitator income	—	—	325,165	—	325,165
Buyers Assistance Plan fees	—	—	1,061,069	—	1,061,069
Gain (loss) on sale of agencies	—	—	93,942	—	93,942
Interest expense	42,934	—	125,625	—	168,559
Commissions expense	5,036,333	—	—	—	5,036,333
Depreciation and amortization	98,691	—	46,799	—	145,490
Segment assets	16,315,776	—	10,213,756	(5,786,320)	20,743,212
Expenditures for segment assets	268,311	—	—	—	268,311

Profit (Loss)			March 31, 2003	March 31, 2002

Insurance Franchise profit			$2,577,834	$878,656
Insurance Brokerage profit			847,776	—
Facilitator Services profit			3,584,246	2,186,565

Total segment profit			7,009,856	3,065,221
Unallocated amounts:
Other income			32,453	5,866
Impairment loss			—	—
Other corporate expenses			(4,631,295)	(2,226,420)
Gain (Loss) on sale of fixed Assets			—	—

Income before income taxes			$2,411,014	$844,667

11.          New Accounting Standards

The FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which is effective for the Company as of July 1, 2003.  This Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of Statement 133, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and amends certain other existing pronouncements.  Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  The Company will adopt SFAS 149 for transactions after June 30, 2003.

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

At the request of the Company, Robert Orr, Leland Orr, Michael Hess, and Shawn Lowry each personally guaranteed repayment to Brooke Credit Corporation of a promissory note made to Austin Agency, Inc., Brownsville, Texas, for the acquisition of an insurance agency.  On March 31, 2003, the Company’s total loss exposure related to this loan was zero because the entire loan balance of $1,011,724 was sold without recourse to an unaffiliated lender.  Without Mr. Orr, Mr. Orr, Mr Hess and Mr Lowry’s personal guarantees, Austin Agency did not qualify for credit and the Company would have missed an expansion opportunity.  The four guarantors have each acquired 6.25% of the outstanding stock of Austin Agency, Inc. as consideration for their guarantees although Mr. Orr, Mr. Orr, Mr. Hess and Mr. Lowry have stated their intentions to return their stock to Austin Agency for cancellation as soon as their guarantees are released.

Robert D. Orr, Leland G. Orr and Michael Hess own 100% of the voting stock of GI Agency, Inc. Although GI Agency was a franchise agent for the Company in previous years, it is not currently a franchise agent and its business operations do not include insurance sales.   On March 31, 2003, the Company’s total loss exposure related to loans made by Brooke Credit Corporation to GI Agency was $890,003, as $1,769,716 of the $2,659,719 outstanding principal loan balances were sold without recourse to an unaffiliated lender.

Robert D. Orr, Leland G. Orr and Michael Hess own a controlling interest in Brooke Holdings, Inc., which owned 66.63% of the Company’s common stock on March 31, 2003.  Prior to enactment of the Sarbanes-Oxley Act in July, 2002, the Company had extended unsecured credit to Brooke Holdings in the total amount of $608,189 bearing interest at a rate of 9.5% per annum and maturing on December 31, 2002.   Brooke Holdings expects to repay, or refinance with a third party, this credit extension by June 30, 2003.

Shawn Lowry is the sole manager of First Financial Group, L.C., a Kansas limited liability company. Michael Lowry and Shawn Lowry are the co-members of First Financial Group, L.C.  Kyle Garst is the sole manager and sole member of American Financial Group, L.C., a Kansas limited liability company.  First Financial Group, L.C. and American Financial Group, L.C. help insurance agencies qualify for credit by providing loan guarantees, typically in exchange for an ownership interest in the insurance agency.  This activity provides significant benefit to the Company by qualifying more agents for credit.  On June 1, 2001, First Financial Group, L.C., guaranteed 65% of a Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas and received a 15% profit interest in Palmer, L.L.C. as consideration.  The loan was originated on June 1, 2001 and is scheduled to mature on September 1, 2011. As of March 31, 2003, the entire loan principal balance of $665,808 was sold to unaffiliated lenders.  The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $418,046 of loan participation balances.   On August 30, 2002, First Financial Group, L.C. guaranteed 50% of a Brooke Credit Corporation loan to Stein and Associates, L.L.C. of Kearney, Missouri and received a 10% profit interest in Stein and Associates, L.L.C. as consideration.  The loan was originated on August 30, 2002, and is scheduled to mature on August 15, 2014.  As of March 31, 2003 $504,332 of the outstanding loan principal balance of $539,941 was sold to unaffiliated lenders.   The Company’s exposure to loss on this loan is $539,941, which is equal to the recourse obligation by Brooke Credit Corporation on $504,332 of loan participation balances and Brooke Credit Corporation retained interest in the loan of $35,609.  On October 15, 2001 American Financial Group, L.C. and First Financial Group, L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.5% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014.   As of March 31, 2003 the entire loan principal balance of $416,534 was sold to unaffiliated lenders.  The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $286,351 of loan participation balances.

Anita Larson is married to John Arensberg, a partner in Arensberg Insurance of Overland Park, Kansas. The Company and Arensberg Insurance have entered into a franchise agreement pursuant to which Arensberg Insurance participates in the Company’s master agent program. In addition, Brooke Credit Corporation has extended credit to Arensberg Insurance to acquire an insurance agency.  The loan was made on substantially the same terms and conditions as provided to other agents and is schedule to mature on October 1, 2009.  As of March 31, 2003, the entire loan principal balance of $694,213 was sold to unaffiliated lenders.  The Company’s exposure to loss is limited to a recourse obligation by Brooke Credit Corporation on $237,536 of loan participation balances.  The Company entered into a franchise agreement and made loan advances to Arensberg Insurance partnership prior to Ms. Larson’s employment by the Company.  Furthermore, Ms. Larson is not a partner of Arensberg Insurance. The Company believes that the partners of Arensberg Insurance are established and credible businessmen and therefore believes its exposure to loss from its recourse obligation is limited.

Anita Lowry is a sister to Robert D. Orr and Leland G. Orr and the mother of Shawn Lowry and Michael Lowry and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. The Company and American Heritage Agency, Inc. entered into a franchise agreement on February 28, 1999 pursuant to which American Heritage Agency, Inc. participates in the Company’s master agent program.  As of March 31, 2003, Brooke Credit Corporation had 7 loans outstanding to American Heritage Agency with total principal balances of $547,945, of which $466,737 were sold to unaffiliated lenders.  All such loans were made on substantially the same terms and conditions as provided to other agents and are scheduled to mature on April 15, 2003, October 15, 2003, August 15, 2003, January 16, 2005, September 1, 2010, February 1, 2014 and April 1, 2014.  The Company’s exposure to loss totals $142,388, which includes obligations of $61,180 and principal retained balances of $81,208.

The Company’s employee handbook and a policy recently adopted by the Company’s Board of Directors contain conflict of interest guidelines which are applicable to Company management, employees and directors.  Among other things, the purpose of the guidelines is to prevent employees and directors in a position to influence a decision regarding the Company to use such influence for personal gain.

13.          Acquisitions and Divestitures

On February 28, 2003, Brooke acquired 1000 of the stock of Ace Insurance Services, Inc.  from Michael F. Domina.  These shares represented 100% of the shares outstanding.  The total purchase price was $568,304

On August 1, 2002 the Company acquired insurance agency assets operating under the trade-name of Bornstein Financial Group for an initial purchase price of $200,000. The initial purchase price has been allocated to Agency Assets as disclosed in footnote 1 (v).  The sellers are entitled to a $400,000 increase of the initial purchase price if premiums remain at certain minimum levels during the contingency period of March, 2003 through February, 2005. Any such purchase price increase shall be paid to the sellers semiannually during the contingency period and, in accordance with paragraph 28 of FAS 141, “Business Combinations”, the payment shall be recorded as an asset when made.   Bornstein Financial Group sells annuities using a seminar based sales approach.

On July 1, 2002, the Company acquired 100% of the outstanding shares of CJD & Associates, L.L.C. from Colin and Julie Davidson for an initial purchase price of $2,024,816. A portion of the initial purchase price has been allocated to Excess Cost of Purchased Subsidiary as disclosed in footnote 1 (g). The sellers are entitled to an increase of the initial purchase price equal to 30% CJD & Associates monthly net revenues during the contingency period of September 1, 2003 to September 1, 2007. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 28 of FAS 141, “Business Combinations”, the payment shall be recorded as an asset when made. CJD & Associates, L.L.C. operates an insurance agency wholesaler under the trade name of Davidson Babcock. As an insurance agency wholesaler, Davidson Babcock typically sells insurance policies through retail agents and not directly to consumers.

14.          Stock-Based Compensation

The Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of No. 123, “Accounting for Stock-Based Compensation”:

2003
Net income:
As reported	$1,591,269
Pro forma	1,474,698
Basic earnings per share:
As reported	.34
Pro forma	.31
Diluted earnings per share:
As reported	.30
Pro forma	.28

The fair value of the options granted during 2002 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

2003

Expected term	1.8 yrs.
Expected stock volatility	30%
Risk-free interest rate	5%
Dividend	1%
Fair value per share	$.78

The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under a shareholder-approved plan.  Pursuant to resolution dated February 18, 2003, the Compensation Committee of the Board of Directors adjusted the number of shares authorized for issuance under the 2001 Compensatory Stock Option Plan pursuant to the anti dilution provisions of the Plan.  Accordingly, as of March 31,  the Brooke Corporation 2001 Compensatory Stock Option Plan authorizes the issuance of up to 540,000 shares of the Company’s common stock, for use in paying incentive compensation awards in the form of stock options. Unless otherwise required by law, the options are granted at fair value at the date of grant and, except for stock options awarded to selected officers and directors, become partially exercisable immediately. The options expire five to ten years from the date of grant. At March 31, 2003, there were 226,440 additional shares available for granting stock options under the stock plan.

	Shares Under Option	Weighted Average Exercise Price
Outstanding, Jan. 1, 2003	248,100	$—
Granted	28,740	4.17
Exercised

	12,360

4.17

Relinquished	0	4.17
Terminated and expired	7,080	4.17
Outstanding, March 31, 2003	226,440	$4.17

57,420 options to purchase shares were exercisable at March 31, 2003. The following table summarizes information concerning outstanding and exercisable options at March 31, 2003.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.17-4.59	226,440	1.8	$4.17	57,420	$4.19

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

There are no intangible assets with indefinite useful lives, other than goodwill, as of March 31, 2003, and March 31, 2002. The intangible assets with definite useful lives have a value of $4,184,843 and $1,255,563 as of March  31, 2003, and March 31 2002, respectively. These assets are included in “Other Assets” in the balance sheet. Amortization expense was $212,682 and $75,490 for the periods ended March 31, 2003 and 2002, respectively.

16.          Supplemental Cash Flow Disclosures

Supplemental disclosures:
Cash paid for interest	$258,413	$168,559

Cash paid for income tax	$0	$—

Non cash financing activity—additional paid in Capital for contributed services	$0	$10,000

During the period ending March 31, 2003, the statement of cash flows reflects the purchase of agencies into inventory totaling $2,988,325 and the sale of agencies from inventory totaling $5,304,331. Agency inventory decreased $35,720 from the March 31, 2002 to March 31, 2003, however net cash of $2,316,006 was provided by the Company’s agency inventory activities because $2,280,286 of the purchase price of agency inventory was provided by sellers per table below.

	March 31, 2003	March 31, 2002

Purchase of insurance agency inventory	$(2,988,325)	$(2,331,819)
Sale of insurance agency inventory	5,304,331	4,855,731

Net cash provided from sale of agency inventory	2,316,006	2,523,912
Cash provided by sellers of agency inventory	(2,280,286)	(2,751,038)

Decrease (increase) in inventory on balance sheet	$35,720	$(227,126)

17.          Subsequent Events

During April 2003, the Company filed an application to list its shares on the American Stock Exchange.  The Company anticipates approval of its application during the second quarter 2003.

Also during April 2003, Brooke Acceptance Company, a wholly owned special purpose entity of Brooke Credit Corporation issued $13,350,000 in securities through a new loan participation program.  Securities were issued in increments of $150,000 to financial institutions in a pool of commercial credits with outstanding principal balances totaling approximately $16 million.  The securities carry a Single “A” Rating from Standard and Poor’s Rating Agency.

18.          Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

Item 2.            Management’s Discussion and Analysis or Plan of Operation

Brooke Corporation’s (the “Company”) discussion of its financial condition and operating results and plan of operations includes forward-looking statements.  Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control and are subject to change.  Actual operating and financial results of the Company and the Company’s actual plan of operations may differ materially from the stated plan of operations.

Cautions about Forward Looking Statements

The following cautionary statement is made for the purpose of taking advantage of any defenses that may exist under the law, including common law.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements that are not statements of historical facts.  This document contains forward-looking statements which can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” or “expect” or other similar statements.  These forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and data available from first parties.  However, there can be no assurance that management’s expectations, beliefs or projections will occur or be achieved or accomplished.

General

Although the Company plans to eventually market its franchise, brokerage and facilitator services to entrepreneurs engaged in other businesses, currently virtually all business activity originates from the sale of Master Agent services as part of its franchise program and results in revenues from agent insurance sales, lending to insurance agents and consulting with insurance agents.  Management has organized a portion of its discussion and analysis into three segments:  An insurance franchise, or Master Agent, segment which discusses the Company’s retail insurance activities; an insurance brokerage segment which discusses the Company’s wholesale insurance activities; and a facilitator segment which discusses the Company’s insurance lending and consulting activities.

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

The Company’s finance subsidiary generates most of its revenues from interest margins resulting from the origination of loans to the Company’s insurance agents and from gains on the sale of insurance agent loan participations.  The finance subsidiary funds its loan portfolio primarily through the sale of loan participation interests to other lenders.

The Company’s consulting subsidiaries generate most of their revenues from consulting with agency buyers during the first months of agency ownership and consulting with agency sellers on the sale of their insurance agencies.

Results of Operation for the Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

The Company incurred a net profit of $1,591,269 or $.34 per share in the first quarter of 2003, compared to a net profit of $557,480 or $.12 per share in the first quarter of 2002. Net profits have increased primarily because significant profit sharing commissions were received in the first quarter of 2003 and an increasing share of the Company’s revenues result from the sale of consulting and lending services which typically have larger profit margins than those generated by the Company’s insurance activities.

Total Company operating revenues increased to $15,675,091 in the first quarter of 2003 from $8,421,469 in the first quarter of 2002.  This represents an increase in total operating revenues of approximately 86% from the comparable period in the prior year.  The increase in operating revenues for the first quarter of 2003 is primarily attributable to an increase in insurance commissions from continued expansion of the Company’s insurance agency operations.  Fees from consulting and other facilitator activities also increased significantly.

Payroll expenses increased to $2,624,321 in the first quarter of 2003 from $1,458,511 in the first quarter of 2002, which is an increase of approximately 80%. Payroll expenses increased primarily as a result of the Company’s expansion of its insurance agency operations, the opening of additional service centers and the recent acquisition of CJD & Associates.   Payroll expenses as a percentage of total operating revenue were approximately 16.7% in the first quarter of 2003 compared to approximately 17.3% in the first quarter of 2002.

Other operating expenses also increased primarily as a result of the Company’s expansion of its insurance agency operations, the opening of additional service centers and the recent acquisition of CJD & Associates. Other operating expenses increased to $2,006,974 in the first quarter of 2003, from $767,909 in the first quarter of 2002 which is an increase of approximately 161%.  Other operating expenses as a percentage of total operating revenue were approximately 12.8% in the first quarter of 2003 compared to approximately 9.1% in the first quarter of 2002.

Bond interest expense incurred by the Company’s finance company subsidiary is considered by the Company to be an operating expense because these funds are used to partially fund the Company’s lending activities.  Bond interest expense increased to $162,903 in the first quarter of 2003 from $125,625 in the first quarter of 2002, which is an increase of approximately 30%. The increase is primarily attributable to the sale of additional debentures by the Company’s finance company subsidiary.

Interest expenses, other than bond interest expense, are considered by the Company to be non-operating expense.  Interest expense increased to $95,510 in the first quarter of 2003 from $42,934 in the first quarter of 2002.  This represents an increase in interest expense of approximately 122%.  This interest expense comparison excludes participating interest expense paid by the Company’s finance company because all such interest is recorded as a reduction from interest income.  Interest expense increased in the first quarter of 2003 primarily as a result of increased notes payable balances to agency sellers and the issuance of Industrial Revenue Bonds for the renovation of the processing center in 2002.

Depreciation expenses increased to $83,872 in the first quarter of 2003 from $70,000 in the first quarter of 2002, which is an increase of approximately 20%.  The increase is primarily attributable to expense associated with the Company’s recent remodeling of a processing center in Phillipsburg and the recent acquisition of CJD & Associates.

Amortization expense increased to $212,682 in first quarter of 2003 from $75,490 in the first quarter of 2002, which is an increase of approximately 182%.  Amortization expenses increased more in the first quarter of 2003 than in the first quarter of 2002 primarily as a result of the Company’s acquisition of CJD & Associates in June, 2002 and amortization of the Company’s servicing asset.

The accounts and notes receivable asset category is comprised of customer receivable balances, notes receivable balances and accrued interest on notes receivables.  Customer receivables were $8,174,118 and $4,268,525 on March 31, 2003, and 2002, respectively.  This represents an increase in customer receivables of approximately 91.4%.  Customer receivables increased primarily because total revenues increased, however customer receivables have increased at a slightly faster rate than Company’s revenues primarily as a result of an increase of agency bill policies.  Notes receivables were $4,447,338 and $3,506,110 on March 31, 2003 and 2002, respectively.  This represents an increase in notes receivables of approximately 26.8%.  Notes receivables balances vary, sometimes significantly, from period to period as the result of management’s decision to temporarily retain more, or less, loans in its “held for sale” portfolio based on the funds available to the Company.  Accrued interest was $487,394 and $515,197 on March 31, 2003 and 2002, respectively.  This represents a decrease in accrued interest of approximately 5.4% in 2003.  Accrued interest decreased primarily as a result of lower interest rates.  Although a loss allowance was made for the Company’s long-term loss exposure related to its recourse liability on loans sold to participating lenders, no loss allowance has been made for the Company’s accounts and notes receivables because these assets have a short term exposure to loss and the Company has experienced minimal credit losses.  All of the Company’s notes receivables are held for sale and typically sold within a short period of time. Most of the Company’s accounts receivables are agent obligations that are paid at the next monthly statement settlement so accounts receivables are typically paid within 30 days.

Other receivables were $958,605 and $875,980 on March 31, 2003 and 2002, respectively. This represents an increase in other receivables of approximately 9%.  This increase is primarily attributable to the increased level of agent advances that are due more than 30 days from the date of the advance and therefore not included in agents’ monthly statement balances that must be paid each month.  The due date for these advances is extended beyond 30 days because these advances are typically repaid from receipts that have been delayed.  The most common source of delayed receipts is the delayed payment of commissions by insurance companies during the transition period when an agency is first purchased and the increased level of agency sales is the primary reason for the increased level of delayed receipts.

Prepaid expenses were $823,740 and $374,532 on March 31, 2003 and 2002, respectively.  This represents an increase in prepaid expenses of approximately 120%. The prepaid expense asset category is primarily comprised of expenses attributable to the sale of the Company’s public offering of bonds and debentures that are amortized over a period ending at bond or debenture maturity.  Prepaid expenses also include fees for professional expenses associated with the development of a securitization program for the sale of “rated loan participations” that are amortized over a 60 month period.

Accounts payable were $4,647,146 and $2,274,784 on March 31, 2003 and 2002, respectively.  This represents an increase in accounts payable of approximately 104%. The accounts payable liability category is comprised of producer payables, payroll payables and other accrued expenses.  The increase in payables results from expansion of the Company’s operations and an accrual for estimated commission expense due producers that increases as the Company’s insurance commissions increases.

Premiums payable to insurance companies were $5,276,979 and $1,980,981 on March 31, 2002 and 2002, respectively.  This represents an increase in premiums payable of approximately 166%.  This increase is primarily a result of the Company’s expansion of its insurance agency operations and the recent acquisition of CJD & Associates.

The Company’s effective tax rate on income was 34% in the first quarter of 2003 and 34% in the first quarter of 2002.  The Company has recorded income tax payable of

$660,108 as of March 31,2003 and a deferred tax asset of $619,356 as of March 31, 2002.  The Company’s deferred tax asset decreased as tax benefits resulting from prior period losses were used to offset current tax expense.

Analysis by Segment

The Company’s three reportable segments are Insurance Franchise, Insurance Brokerage and Facilitator Services. The Insurance Franchise segment includes discussion and analysis of the Company’s sale of insurance policies and other financial services to customers on a retail basis through franchisees or franchise agents.  The Insurance Brokerage Segment includes insurance brokerage or wholesale activities.  The Facilitator Services Segment includes lending and consulting activities that are primarily related to agency acquisitions.

Insurance Franchise Segment

Insurance commissions, primarily from policies sold on a retail basis through franchise agents, increased to $10,346,862 in the first quarter of 2003, from $6,056,614 in the first quarter of 2002. This represents an increase in retail insurance commissions of approximately 71%.  Retail insurance commissions have increased primarily as a result of the Company’s recent expansion.

Commission expense paid to franchise agents increased to $7,537,406 in the first quarter of 2003 from $5,036,333 in the first quarter of 2002. This represents an increase in franchise agent commission expense of approximately 50%.  Commission expense increased because commission income increased and franchise agents are typically paid a share of commission income.  However, commission expense increased at a slower rate than commission income primarily because the Company received significantly more profit sharing commissions in the first quarter of 2003 than in the first quarter of 2002 and franchise agents do not receive a share of profit sharing commissions.

Profit sharing commissions, or the Company’s share of insurance company profits on policies written by franchise agents, increased to $1,829,064 in the first quarter of 2003 from $442,542 in the first quarter of 2002. This represents an increase in profit sharing commissions of approximately 313%.  Profit sharing commissions represented approximately 18% of first quarter 2003 retail insurance commissions and approximately 7% of first quarter 2002 retail insurance commissions.  Profit sharing commissions increased because insurance company profits increased on policies written by franchise agents.

Retail insurance commissions are reduced by the estimated amount of commission refunds resulting from future policy cancellations and revenue was correspondingly decreased by $2,765 in the first quarter of 2003 compared to  a decrease of $16,157 in the first quarter of 2002.  A commission refund liability has been accrued in the amounts of $330,170 at March 31, 2003 compared to $312,999 at March 31, 2002.  This represents an increase in the commission refund liability of approximately 5%.  The commission refund liability increased at a slower rate than commission income because the Company’s cancellation rates have improved.

Insurance Brokerage Segment

Insurance brokerage operations have become a significant part of the Company’s business as a result of the Company’s acquisition of CJD & Associates in June, 2002.  Prior to December 31, 2002, commissions from insurance brokerage were not considered significant enough to warrant discussion in a separate segment and were therefore discussed in the Insurance Franchise segment.  Insurance brokerage commission revenues were $1,306,739 in the first quarter of 2003.  Insurance brokerage commission expense paid to agents was $540,409 in the first quarter of 2003 and represents approximately 41% of insurance brokerage commissions received in the first quarter of 2003.

Brokerage insurance commissions are reduced by the estimated amount of commission refunds resulting from future policy cancellations.  Revenue for the first quarter of 2003 was not decreased  and a commission refund liability of $106,436 was recorded on March 31, 2003.  The commission refund liability did not change because the Company’s cancellation rates did not significantly change.

Facilitator Services Segment

Facilitator services include agency acquisition lending, agency seller consulting, agency buyer consulting and other such services that are typically provided to entrepreneurs to facilitate business ownership.

One of the most significant of the Company’s facilitator services is lending through its finance company subsidiary.  Most of the Company’s loans are made to franchise agents for the purpose of acquiring insurance agencies, although the Company has made an increasing amount of loans to entrepreneurs other than franchise agents.  Net interest income and gross servicing income were $387,079 in the first quarter of 2003 compared to $218,528 in the first quarter of 2002,  resulting in an increase of approximately 77%.  When analyzing the impact that net interest margins and gross servicing income have on the Company’s overall finance company operations, consideration should be given to amortization of the Company’s servicing asset and subsequent adjustments to the Company’s interest receivable asset referenced in the following discussion on loan participation sales.

Revenues of $902,923 and $660,285 were recorded during the first quarters of 2003 and 2002 respectively, to realize a gain on the sale of notes receivables from recognition of the servicing asset and interest receivable asset resulting from the sale of loan participation.  The increase in revenues from gains on sales of notes receivables is primarily the result of a larger loan portfolio and the resulting loan participation sales.

As part of its finance company’s operations, the Company typically sells most of the insurance agent loans it originates to participating lenders.  As such, gains or losses were recognized, loans were removed from the balance sheet and residual assets, representing the present value of future cash flows, were recorded.  Loan participation sales have made a significant impact on the Company’s financial condition and results of operations.  The following discussion describes this impact on the Consolidated Statements of Income, Consolidated Balance Sheets and the credit quality of the off-balance sheet loans sold with recourse.

In all sales of participations in insurance agent loans, the Company retains servicing responsibilities for which it typically receives annual servicing fees ranging from .25% to 1.375% of the outstanding balance.  A gain is recognized immediately upon the sale of a loan participation when the annual servicing fees exceed the cost of servicing, which is estimated at .25% of the outstanding loan balance.  In those instances where annual service fees received by the Company are less than the cost of servicing, a loss is immediately recorded.  The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions.  In the first quarters of 2003 and 2002, the net gains from loan servicing totaled $288,567 and $314,896 respectively which included gains from servicing benefits of $288,567 and $319,045 respectively and losses from servicing liabilities of $0 and $4,149 respectively.  The increase in net gains from loan servicing benefits and servicing losses is primarily the result of a larger loan portfolio and the resulting loan participation sales.

In addition to loan servicing fees, the Company often retains interest income when participations in insurance agent loans are sold.  The Company records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans.  The Company’s right to interest income is not subordinate to the investor’s interests and the Company shares interest income with investors on a prorata basis.  Although not subordinate to investor’s interests, the Company’s retained interest is subject to credit and prepayment risks on the transferred financial assets. In those instances where the Company provides recourse, a reduction is recorded based on a present value calculation of future cash flows of the underlying loans.  In the first quarters of 2003 and 2002, the net gains from interest benefits totaled $614,356 and $377,644 respectively which included gross gains from interest benefits of $776,244 and $377,644 respectively and losses from write down of retained interest asset to fair market value of $161,888 and $0 respectively.  The increase in net gains from interest benefits is primarily the result of a larger loan portfolio and the resulting loan participation sales.  Gains from servicing and interest benefits are typically non-cash gains as the Company receives cash equal to the carrying value of the loans sold.  The Company has allocated the previous carrying amount between the assets sold and the corresponding retained interests, however cash in excess of the previous carrying amount is not generated by loan sales.  A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities.

Underlying assumptions used in the initial determination of future cash flows on the participation loans accounted for as sales include the following:

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed-Rate Stratum)
Prepayment speed*	10%	8%
Weighted average life	105.1 months	62.3 months
Expected credit losses*	5%	1.5%
Discount Rate*	8.5%	8.5%

*Annual rate

Gain-on-sale accounting requires management to make assumptions regarding prepayment speeds and credit losses for the participated loans.  The performances of these loans are extensively monitored, and adjustments to these assumptions will be made if necessary.

The impact from the sale of loan participations can be seen in several areas of the Company’s balance sheet.  The most significant has been the removal of loans that the Company continues to service.  On March 31, 2003 and March 31, 2002, the balances of those off-balance sheet assets totaled $66,097,572 and $41,118,346 respectively.   The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio and the resulting loan participation sales.

In connection with the recognition of non-cash gains for the servicing benefits of loan participation sales, the present value of future cash flows were recorded as a servicing asset.  Components of the servicing asset as of March 31, 2003 were as follows:

Estimated cash flows from loan servicing fees	$3,150,316
Less:
Servicing Expense	(961,728)
Discount to Present Value	(798,825)
Carrying Value of Retained Servicing Interest in Loan Participations	$1,389,763

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows were recorded as a servicing liabilities.  Components of the servicing liability as of March 31, 2003 were as follows:

Estimated cash flows from loan servicing fees	$0
Less:
Servicing expense	71,976
Discount to present value	(20,705)
Carrying Value of Retained Servicing Liability in Loan Participations	$51,271

In connection with the recognition of non-cash gains for the interest benefits of loan participation sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities.  Components of the interest receivable asset as of March 31, 2003 were as follows:

Estimated cash flows from interest income	$3,711,796
Less:
Estimated credit losses *	(437,743)
Discount to present value	(642,808)
Carrying Value of Retained Interest in Loan Participations	$2,631,245

* Estimated credit losses from liability on sold recourse loans with balances totaling $25,630,214 on March 31, 2003.  Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

The following table presents a summary of various indicators of the credit quality of off-balance sheet recourse loans at March 31, 2003:

Net charge offs*	$0
Recourse loans sold	$25,630,214
Estimated credit losses provided for	$437,743
Estimated credit losses to recourse loans sold at period end	1.70%
Estimated Credit Loss Rates:
Annual basis	.50%
Percentage of original balance	1.65%
Delinquency rates:
30 to 89 days*	0%
90 days or more*	0%

*Although no amounts of recourse loans were charged off for the period ending March 31, 2003 and no loans were delinquent 30 days or more as of March 31, 2003, it is likely that loan delinquencies and loan charge offs will occur during the life of the sold recourse loans.

The Company facilitator services also include consulting with, and otherwise assisting, insurance agency buyers and sellers.  Revenues from consulting related activities, (facilitator fees, buyers assistance plan fees, gains on agency sales and agency seller discounts) totaled $2,592,914 and $1,480,176 for the quarters ending 2003 and 2002, respectively.  Facilitator fee income increased primarily because of  the company’s increasing emphasis on fee income and increased levels of agency acquisitions by agents.

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

The Company provides consulting and other assistance to agency owners during the first months of agency ownership through a Buyers Assistance Plan (“BAP”) program.  The Company records BAP income using the percentage of completion accounting method, so $1,354,061 and $1,394,474 of BAP income was deferred as of March 31, 2003 and 2002, respectively.  The Company’s profitability is substantially the result of fee income from its facilitator activities which are typically associated with the purchase and sale of insurance agencies.  As such, the value of those agencies and the financial performance of insurance agency buyers are important to the Company’s prospects.  The Company is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of its agencies.  The performance of the Company’s loan portfolio appears to substantiate this conclusion.

The Company’s business includes the buying and selling of insurance agencies held in inventory. None of the agencies purchased by the Company during the quarters ended March 31, 2003 and 2002 had previously been purchased by the company within the prior twenty four month period. The number of twice-purchased agencies is an important indicator of the Company’s success in recruiting qualified buyers.

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

Liquidity and Capital Resources

The balances of the Company’s cash and cash equivalents were $6,966,734 and $5,546,289 at March 31, 2003 and March 31, 2002 respectively.  The Company’s current ratios (current assets to current liabilities) were 1.57 and 1.82 at March 31, 2003 and March 31, 2002 respectively.  The Company has increased its cash balances to take advantage of business opportunities such as increasing agency inventory, negotiating seller discounts and attracting suppliers.  The Company’s current ratio and cash balances will be adversely affected if agency inventory increases or seller loan balances are prepaid.

For the three month period ending March 31, 2003, net cash of $824,641 was used in operating activities.  Cash of $861,791 was provided by an increase in premiums due to insurance companies.  Cash of $3,872,305 was used to fund an increase in accounts and notes receivables. For the three month period ending March 31, 2003, net cash of $1,573,809 was provided by investing activities.  A large net cash inflow resulted from insurance agency inventory transactions as cash proceeds of $5,304,331 from sales of agency inventory exceeded cash payments of $2,988,325 for purchases of agency inventory primarily because cash payments for part of the agency purchase prices were deferred. Cash payments of $568,304 were used for purchases of long term investments in agencies that were not classified as inventory.  For the three month period ending March 31, 2003, net cash of $992,752 was used in financing activities with $1,723,667 of cash used for payments on long-term seller debt.  The Company’s cash balances decreased by $243,584 from December 31, 2002 to March 31, 2003.

For the three-month period ending March 31, 2002, net cash of $613,245 was used in operating activities.  Cash of $599,644 was used to fund an increase in notes receivables that are held in inventory for sale and cash of $206,648 was used to fund a decrease in other liabilities.  Although the Company’s business includes the buying and selling of insurance agencies held in inventory, a $93,942 gain on the sale of inventory was excluded as an operating source of cash because changes in inventory have been classified as an investing activity.  For the three-month period ending March 31, 2002, net cash of $2,394,661 was provided by investing activities.  A large net cash inflow of $2,523,912 resulted from insurance agency inventory transactions.  Cash proceeds of $4,855,731 from sales of agency inventory exceeded cash payments of $2,331,819 for purchases of agency inventory primarily because cash payments for part of the agency purchase prices were deferred.  For the three-month period ending March 31, 2002, net cash of $1,022,996 was used in financing activities, with the most significant portion of the cash used for payments on long-term seller debt.  The Company’s cash balances increased by $758,420 from December 31, 2001 to March 31, 2002.

When analyzing the Company’s cash flow and cash balances, consideration should be given to the following.  If necessary, the Company believes it can increase cash flow from operating activities within a relatively short period of time by liquidating its notes receivable portfolio because the sale of note, or loan, participations is one of the Company’s primary business activities.  The Company’s business also includes the buying and selling of insurance agencies held in inventory, however gains on sale of inventory have been excluded as an operating source of cash because changes in inventory have been classified as an investing activity.   The Company believes that it can increase cash flow from investing activities within a relatively short period of time by liquidating its insurance agency inventory.

When analyzing the Company’s intangible assets, consideration should be given to the following.  The Company’s “Other Assets” account balances totaled $4,364,428 and $2,441,396 on March 31, 2003 and 2002 respectively and are comprised primarily of intangible accounts such as goodwill, excess of cost over fair value of net asset, deferred tax assets and servicing assets.  If the Company’s total assets are adjusted to exclude Other Assets, then the Company’s total adjusted assets exceeded its total liabilities by $116,437 on March 31, 2003 and total liabilities exceeded total adjusted assets by $300,699 on March 31, 2002.  Future Company acquisitions will likely increase the Other Assets account balances and will likely result in total liabilities exceeding adjusted total assets in future periods. The Company’s “Investment in Agencies” account balances of $366,983 and $1,094,446 on March 31, 2003 and 2002, respectively represent the cost, or market value if lower, of insurance agencies held in inventory for resale to franchise agents.  Although intangible, the Company believes that agency inventory assets differ from other intangible assets, such as goodwill, because agency inventory is held for a relatively short period of time and has a recently demonstrated value.

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

Related Party Loans

The Company’s related party loans and other information are summarized in footnote number 12 to the Company’s Consolidated Financial Statements for the  quarter ended March 31, 2003.

Critical Accounting Policies

The Company established accounting policies are summarized in footnote number 1 to the Company’s Consolidated Financial Statements for the fiscal quarter ended March 31, 2003.   As part of its oversight responsibilities, management continually evaluates the propriety of its accounting methods as new events occur.  Management believes that its policies are applied in a manner which is intended to provide the user of the company’s financial statements a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles.

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

The Company applies the purchase method of accounting to its acquisitions.  Under this method, the purchase price is allocated to the underlying tangible and intangible assets acquired and liabilities assumed based upon their respective fair market values, with the excess recorded as goodwill.  Such fair market value assessments require judgments and estimates.  Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets”, amounts recorded as goodwill will be subject to annual evaluation of impairment which can result in declines in the carrying value of assets recorded as goodwill.

With respect to the previously described critical accounting policies, management believes that the application of judgments and assumptions is consistently applied and produces financial information which fairly depicts the results of operations for all years presented.

Effect of Recently Issued Accounting Pronouncements

Footnote number 11 to the Company’s Consolidated Financial Statements for the fiscal quarter ended March 31, 2003 provide additional information on the effect to the Company of the following recently issued accounting pronouncements: SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”.

Item 3.  Controls and Procedures

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

(b)           Changes in Internal Controls.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter covered by this report or from the end of the reporting period to the date of this Form 10-QSB.

PART II – OTHER INFORMATION

Item 2.            Changes in Securities and Use of Proceeds

(a)           None

(b)           None

(c)           On February 27, 2001, the Company commenced the offering of 100,000 shares of its 2002 Convertible Preferred Stock, par value $25.00 per share (the “2002 Convertible Preferred Stock”).  For the first quarter period ending March 31, 2002, the Company sold 26,350 shares of 2002 Convertible Preferred Stock for an aggregate purchase price of $658,750.  The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147.  The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas.  The Company’s offering of 2002 Convertible Preferred Stock was terminated on February 14, 2002.

Prior to April 1, 2002, the holders of 2002 Convertible Preferred Stock had the right, at their option, to convert all or part of their 2002 Convertible Preferred Stock to common stock of the Company (“Common Stock”).  In the event that a holder of 2002 Convertible Preferred Stock elected to convert its shares to Common Stock, one share of 2002 Convertible Preferred Stock would be exchanged for one share of Common Stock.  The conversion of shares would occur immediately upon written notice to the Company.  At any time after April 1, 2002, the Company has the option to redeem its 2002 Convertible Preferred Stock by paying $27.50 for each share held.  As of March 31, 2003 51,593 shares of 2002 Convertible Preferred Stock had been converted to Common Stock.  The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147.  The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal places of business are within the State of Kansas.

On January 31, 2002, the Company commenced the offering of 10,000 shares of its 2002A Convertible Preferred Stock, par value $25.00 per share (the “2002A Convertible Preferred Stock”).  For the first quarter period ending March 31, 2002, the Company sold 10,000 shares of 2002A Convertible Preferred Stock for an aggregate purchase price of $250,000.  The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147.  The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas.  The Company’s offering of 2002A Convertible Preferred Stock was terminated on February 15, 2002.

Prior to April 1, 2002, the holders of 2002A Convertible Preferred Stock had the right, at their option, to convert all or part of their 2002A Convertible Preferred Stock to Common Stock.  In the event that a holder of 2002A Convertible Preferred Stock elected to convert its shares to Common Stock, one share of 2002A Convertible Preferred Stock would be exchanged for one share of Common Stock.  The conversion of shares would occur immediately upon written notice to the Company.  At any time after April 1, 2002, the Company has the option to redeem its 2002A Convertible Preferred Stock by paying $27.50 for each share held.  As of March 31, 2003 9,180 shares of 2002A Convertible Preferred Stock had been converted to Common Stock.

On March 4, 2002, the Company commenced the offering of 31,250 shares of its 2002B Convertible Preferred Stock, par value $32.00 per share (the “2002B Convertible Preferred Stock”).  For the first quarter period ending March 31, 2003, the Company sold 34,153 shares of 2002B Convertible Preferred Stock for an aggregate purchase price of $1,092,896.  The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147.  The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas.  The Company’s offering of 2002B Convertible Preferred Stock was terminated on April 30, 2002.

On or prior to May 15, 2002, the holders of 2002B Convertible Preferred Stock have the right, at their option, to convert all or part of their 2002B Convertible Preferred Stock to Common Stock.  In the event that a holder of 2002B Convertible Preferred Stock elected to convert its shares to Common Stock, one share of 2002B Convertible Preferred Stock would be exchanged for one share of Common Stock.  The conversion of shares would occur immediately upon written notice to the Company.  At any time after May 15, 2002, the Company has the option to redeem its 2002B Convertible Preferred Stock by paying $35.20 for each share held.  As of March 31, 2003 9,822 shares of 2002B Convertible Preferred Stock had been converted to Common Stock.

On February 18, 2003 the Company declared a common stock dividend to the Company’s common stock shareholders of record as of March 3, 2003.  Common stock shareholders of record received five additional shares of the Company’s common stock for every one share owned.  The additional shares were distributed on March 12, 2003 and available for sale on the following day.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits.  The following exhibits are filed as part of this report.  Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-B:

Exhibit No.	Description

23.1	Consent of Accountants(1)
99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)   Filed herewith.

(b)           Reports on Form 8-K.  During the first quarter of 2003, there were five reports on Form 8-K filed.

Form 8-K dated January 7, 2003. Reported Item 5 containing press releases of December 23, 2002 and December 30, 2003 which announced the Company’s fourth quarter, 2002 cash dividends and franchise ranking according to Entrepreneur Magazine, respectively.

Form 8-K dated February 18, 2003. Reported Item 5 containing the February 18, 2003 press release covering the Company’s six to one common stock dividend as of March 3, 2003 record date.

Form 8-K dated February 18, 2003. Reported Item 5 containing February 18, 2003 press release disclosing the Company’s first quarter, 2003 cash dividend.

Form 8-K dated March 24, 2003. Reported Item 5 containing the March 24, 2003 press release which disclosed the Company’s end of the year 2002 revenues and earnings.

Form 8-K dated March 26, 2003. Reported Item 5 containing the March 26, 2003 press release which announced the distribution of the additional stock certificates to accommodate the six to one stock dividend of March 3, 2003.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2003	BROOKE CORPORATION

	By:	/s/ Robert D. Orr
Robert D. Orr, Chief Executive Officer

	By:	/s/ Leland G. Orr
Leland G. Orr, Chief Financial Officer

CERTIFICATIONS

I, Robert D. Orr, Chief Executive Officer of Brooke Corporation, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of Brooke Corporation;

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

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ Robert D. Orr
Robert D. Orr
Chief Executive Officer

CERTIFICATIONS

I, Leland G. Orr, Chief Financial Officer of Brooke Corporation, certify that:

1.             I have reviewed this quarterly report on Form 10-QSB of Brooke Corporation;

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

4.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 8, 2003

/s/ Leland G. Orr
Leland G. Orr
Chief Financial Officer

EXHIBIT LIST

Exhibit No.	Description

23.1	Consent of Accountants(1)

99.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.(1)

(1)  Filed herewith.