Form 10QSB
period 2003-06-30
BROOKE CORP
filed 2003-08-14
CIK 834408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (Check One):  Yes  ☒    No  ☐

As of June 30, 2003 there were 4,595,898 shares of the registrant’s sole class of common stock outstanding.

Transitional Small Business Disclosure Format  (Check One):  Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

[INSERT FINANCIALS HERE]

BROOKE CORPORATION

Consolidated Financial Statements

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Brooke Corporation

Consolidated Financial Statements

For the Six Months Ended June 30, 2003 and 2002

INDEPENDENT ACCOUNTANTS’ CONSENT

We consent to the use in the June 30, 2003 Form 10-QSB of our review report dated July 25, 2003 accompanying the financial statements and schedules.

Summers, Spencer & Callison, CPAs, Chartered
Topeka, Kansas
August 13, 2003

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors

Brooke Corporation:

We have reviewed the accompanying consolidated balance sheets of

BROOKE CORPORATION

as of June 30, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the six month periods then ended.  These financial statements are the responsibility of the Company’s management.

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

Summers, Spencer & Callison, CPAs, Chartered

Topeka, Kansas

July 25, 2003

Brooke Corporation

CONSOLIDATED FINANCIAL STATEMENTS

Brooke Corporation

Consolidated Balance Sheets

(unaudited)

June 30, 2003 and 2002

ASSETS

	2003	2002
Current Assets
Cash	$5,365,953	$4,753,902
Accounts and notes receivable, net	13,283,358	8,760,500
Note receivable, parent company	608,189	506,909
Other receivables	1,040,967	1,349,123
Securities	3,253,221	1,198
Interest-only strip receivable	2,411,050	896,466
Deposits	337,726	1,531,187
Prepaid expenses	1,109,884	312,486

Total Current Assets	27,410,348	18,111,771

Investment in Agencies	366,983	594,446

Property and Equipment
Cost	4,471,703	3,108,394
Less: Accumulated depreciation	(2,060,499)	(1,892,324)

Net Property and Equipment	2,411,204	1,216,070

Other Assets
Excess of cost over fair value of net assets	2,334,627	892,848
Less: Accumulated amortization	(516,309)	(295,189)
Prepaid commission guarantee	—	14,100
Prepaid finders fee	13,578	14,086
Contract database	35,437	38,275
Servicing asset	1,225,309	715,769
Agency asset	328,527	—
Restricted cash	306,185	364,690
Deferred tax asset	—	541,043

Net Other Assets	3,727,354	2,285,622

Total Assets	$33,915,889	$22,207,909

See accompanying notes to financial statements and independent accountants’ review report.

Brooke Corporation

Consolidated Balance Sheets

(unaudited)

JUNE 30, 2003 AND 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002
Current Liabilities
Accounts payable	$4,267,920	$2,585,701
Premiums payable to insurance companies	5,443,461	1,971,048
Unearned buyer assistance plan fees	1,174,042	1,270,697
Accrued commission refunds	433,325	326,306
Income tax payable	1,208,510	—
Deferred income tax payable	123,199	—
Short term debt	1,335,661	793,431
Current maturities of long-term debt	2,932,639	4,090,121

Total Current Liabilities	16,918,757	11,037,304

Non-current Liabilities
Servicing liability	49,332	46,399
Long-term debt less current maturities	12,103,426	8,451,455

Total Liabilities	29,071,515	19,535,158

Stockholders’ Equity
Common stock, $1 par value, 9,500,000 shares authorized, 4,639,294 and 774,173 shares issued and 4,639,294 and 763,123 shares outstanding	4,639,294	774,173
Preferred stock, $75 par value, 1,000 shares authorized, 433 and 781 shares issued and outstanding	32,500	58,600
Preferred stock, $25 par value, 464,625 shares authorized, 49,667 and 49,667 shares issued and outstanding	1,241,675	1,241,675
Preferred stock, $32 par value, 34,375 shares authorized, 24,331 and 24,331 shares and outstanding issued	778,592	778,592
Less: Treasury stock, 0 and 11,050 shares at cost	—	(39,500)
Additional paid-in capital	13,660	2,105,839
Retained earnings (deficit)	(2,100,498)	(2,278,902)
Accumulated other comprehensive income	239,151	32,274

Total Stockholders’ Equity	4,844,374	2,672,751

Total Liabilities and Stockholders’ Equity	$33,915,889	$22,207,909

See accompanying notes to financial statements and independent accountants’ review report.

Brooke Corporation

Consolidated Statements of Income

(unaudited)

THREE MONTHS ENDED JUNE 30, 2003 AND 2002

	2003	2002
Operating Income
Insurance commissions	$10,785,698	$7,441,079
Interest income (net)	422,354	217,670
Facilitator fees	1,339,285	336,106
Gain (loss) on sale of agencies	163,009	93,119
Buyer assistance plan fees	2,028,177	616,558
Gain on sale of notes receivable	510,709	530,607
Gain on extinguishment of debt	—	397,306
Policy fee income	115,572	—
Other income	4,231	8,164

Total Operating Income	15,369,035	9,640,609

Operating Expenses
Commissions expense	8,618,171	6,427,720
Payroll expense	2,612,513	1,525,640
Depreciation and amortization	309,750	160,365
Other operating expenses	2,405,297	1,154,096
Bond interest expense	166,090	122,574

Total Operating Expenses	14,111,821	9,390,395

Income from Operations	1,257,214	250,214

Other Expenses
Interest expense	113,789	37,347

Total Other Expenses	113,789	37,347

Income Before Income Taxes	1,143,425	212,867

Income tax expense	388,765	72,375

Net Income	$754,660	$140,492

Net Income per Share:
Basic	.14	.02
Diluted	.13	.02

See accompanying notes to financial statements and independent accountants’ review report.

Brooke Corporation

Consolidated Statements of Income

(unaudited)

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	2003	2002
Operating Income
Insurance commissions	$22,439,299	$13,497,693
Interest income (net)	823,106	436,198
Facilitator fees	1,879,410	661,271
Gain (loss) on sale of agencies	(627)	187,061
Buyer assistance plan fees	4,239,602	1,677,627
Gain on sale of notes receivable	1,413,632	1,190,892
Gain on extinguishment of debt	5,000	397,306
Policy fee income	208,020	—
Other income	36,684	14,030

Total Operating Income	31,044,126	18,062,078

Operating Expenses
Commissions expense	16,695,986	11,464,053
Payroll expense	5,236,834	2,984,151
Depreciation and amortization	606,304	305,855
Other operating expenses	4,412,271	1,922,005
Bond interest expense	328,993	248,199

Total Operating Expenses	27,280,388	16,924,263

Income from Operations	3,763,738	1,137,815

Other Expenses
Interest expense	209,299	80,281

Total Other Expenses	209,299	80,281

Income Before Income Taxes	3,554,439	1,057,534

Income tax expense	1,208,510	359,562

Net Income	$2,345,929	$697,972

Net Income per Share:
Basic	.49	.13
Diluted	.44	.13

See accompanying notes to financial statements and independent accountants’ review report.

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	Common Stock	Preferred Stock	Treasury Stock	Notes Receivable for Common Stock	Add’l Paid- In Capital	Retained Earnings	Accum Other Comprehensive Income	Total
Balances, December 31, 2001	$704,018	$1,899,850	$(39,500)	$(8,193)	$703,023	$(2,787,370)	$7,311	$479,139
Dividends paid						(189,504)		(189,504)
Preferred stock issued		2,001,646						2,001,646
Fair market value of contributed services					20,000			20,000
Equity Conversion	70,155	(1,822,629)			1,752,474			—
Loans for common stock issuances				8,193				8,193
Deferred charges					(369,658)			(369,658)
Comprehensive income:
Interest-only strip receivable, fair market value							24,963	24,963
Net income						697,972		697,972

Balances, June 30, 2002	$774,173	$2,078,867	$(39,500)	$—	$2,105,839	$(2,278,902)	$32,274	$2,672,751

Balances, December 31, 2002	$774,973	$2,078,867	$(39,500)	$—	$1,875,333	$(1,868,981)	$219,980	$3,040,672
Dividends paid						(581,304)		(581,304)
Equity stock split	3,819,615				(1,892,761)	(1,956,642)		(29,788)
Equity issuance	44,706	(26,100)	39,500		31,088	(39,500)		49,694
Comprehensive income:
Interest-only strip receivable, fair market value							19,171	19,171
Net income						2,345,929		2,345,929

Balances, June 30, 2003	$4,639,294	$2,052,767	$—	$—	$13,660	$(2,100,498)	$239,151	$4,844,374

See accompanying notes to financial statements and independent accountants’ review report.

Brooke Corporation

Consolidated Statements of Cash Flows

(unaudited)

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

	2003	2002
Cash flows from operating activities:
Net income	$2,345,929	$697,972
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	205,547	140,000
Amortization	400,757	165,855
Fair market value of contributed services	—	20,000
(Gain) loss on sale of inventory	627	(187,061)
Deferred income tax expense (benefit)	159,637	359,562
Gain on sale of notes receivable	(1,413,632)	(1,190,892)
(Increase) decrease in assets:
Accounts and notes receivables	(4,046,813)	(1,019,053)
Other receivables	1,179,652	(470,031)
Prepaid expenses and other assets	(885,570)	(1,514,761)
Increase (decrease) in liabilities:
Accounts and expenses payable	(914,054)	303,803
Other liabilities	1,973,527	86,245

Net cash used in operating activities	(994,393)	(2,608,361)

Cash flows from investing activities:
Cash payments for securities	(2,474,798)	—
Cash payments for property and equipment	(284,289)	(242,851)
Purchase of subsidiary and agency assets	(5,909,143)	(3,096,443)
Proceeds from sales of insurance agency inventory	9,630,669	7,508,820

Net cash provided by investing activities	962,439	4,169,526

Cash flows from financing activities:
Deferred charges	—	(369,658)
Dividends paid	(581,304)	(201,034)
Cash proceeds from bond/debenture issuance	1,304,000	580,000
Cash proceeds from preferred stock issuance	—	2,001,646
Payments on bond maturities	(365,000)	(975,000)
Payments on short-term borrowing	(128,406)	(78,890)
Payments on long-term debt	(2,041,701)	(2,552,196)

Net cash used in financing activities	(1,812,411)	(1,595,132)

Net decrease in cash and cash equivalents	(1,844,365)	(33,967)
Cash and cash equivalents, beginning of period	7,210,318	4,787,869

Cash and cash equivalents, end of period	$5,365,953	$4,753,902

See accompanying notes to financial statements and independent accountants’ review report.

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

1.                                      Summary of Significant Accounting Policies

(a)                               Organization

Brooke Corporation (the “Company”), was incorporated under the laws of the State of Kansas on January 17, 1986.  The Company has been listed on the American Stock Exchange under the symbol “BXX” since May 29, 2003.  The Company’s registered offices are located in Phillipsburg, Kansas.  On June 30, 2003, Brooke Holdings, Inc. owned 65.61% of the Company’s common stock.  The Company’s business activities include recruiting franchise agents, lending to franchise agents and consulting with franchise agents through its wholly owned subsidiaries.  Most of the Company’s revenues result from the sale of property and casualty insurance policies through franchise agents.

All of the Company’s subsidiaries are 100% owned, controlled and consolidated for financial statement purposes by the Company except for Brooke Acceptance Company LLC.  Subsidiaries are their own legal entities and own their own assets, but are grouped into one of three segments that correspond to the Company’s three product lines: 1) master agent services, or franchising, 2) facilitator services, or those activities primarily associated with the transfer of agency ownership, and 3) brokerage services, or those activities primarily associated with the sale of insurance on a wholesale basis.  Although the Company has multiple subsidiaries, the Company’s services are sold and performed by one of three primary subsidiaries: Brooke Franchise Corporation (formerly Interstate Insurance Group, LTD), Brooke Credit Corporation and CJD & Associates, L.L.C.

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

Brooke Agency Services Company LLC is a limited liability company organized under the laws of the state of Delaware on June 24, 2002. It is a bankruptcy-remote special purpose entity, is licensed as an insurance agency and was created to offer property, casualty, life and health insurance through certain agents with loans originated by Brooke Credit Corporation.  Brooke Agency Services Company LLC has acquired ownership of franchise agreements from the Company and/or Brooke Franchise Corporation as part of an arrangement to preserve collateral on behalf of Brooke Credit Corporation.  Brooke Agency Services Company LLC has contracted with the Company and/or Brooke Franchise Corporation for performance of any obligations to agents associated with all such franchise agreements.

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

Brooke Acceptance Company LLC is a limited liability company organized under the laws of the state of Delaware on July 31, 2002. It is a bankruptcy-remote special purpose entity of Brooke Credit Corporation and was the purchaser of Brooke Credit Corporation loans pursuant to a true sale and issuer of certain floating rate asset backed notes issued pursuant to an Indenture dated April 1, 2003.  The financial information of Brooke Acceptance Company LLC is not consolidated with the Company’s financial information.

Subsidiaries in the Brokerage group include:

CJD & Associates, L.L.C. is a limited liability company organized under the laws of the state of Kansas.  This subsidiary is a licensed insurance agency that sells insurance programs and excess surplus insurance on a wholesale basis, under the trade name of Davidson-Babcock, through the Company’s network of agents and through agents no necessarily affiliated with the Company.   During the first quarter of 2003, CJD & Associates, LLC incorporated The DB Group, LTD in the country of Bermuda as a captive insurance company for the purpose of underwriting, as a reinsurer, a small portion of the insurance written by its agents.  During the first quarter of 2003, CJD & Associates also incorporated DB Indemnity, LTD in the country of Bermuda as a captive insurance company for the purpose of insuring a portion of the professional (errors and omissions) liability exposure of the Company’s agents and issuing financial guaranty policies to Brooke Credit Corporation, its successors and assigns.  Both DB Group and DB Indemnity are wholly owned by CJD & Associates.

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

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $433,325 and $326,306 as of June 30, 2003 and 2002, respectively.

Through its brokerage subsidiary, CJD & Associates, L.L.C., the Company receives fees for the placement and issuance of policies that are in addition to, and separate from, any sales commissions paid by insurance companies.  These policies fees are not refundable and the Company has no continuing obligation.

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

Many of the BAP services (inspection reports, operations analysis, marketing plan development) are provided by the Company before, or within thirty days after, agency acquisition.  As such, approximately 82% of those fees related to BAP agreements executed in the second quarter of 2003 were immediately recognized as revenue. Any remaining BAP fees are typically recognized throughout the BAP period as the remaining BAP related services are performed.  Revenues from facilitator fees, gains on sale of agencies, seller consulting and seller discounts are recognized immediately because the Company has no continuing obligation.

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

(g)                               Excess Cost of Purchased Subsidiary

Included in other assets are unamortized costs of purchased subsidiaries (Brooke Life and Health, Inc., The American Agency, Inc., and CJD & Associates, L.L.C.) in excess of the fair value of underlying net tangible assets acquired. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization was $110,560 for the period ended June 30, 2003.  The “excess cost of purchased subsidiary” resulted from the purchase of a subsidiary corporation

On July 1, 2002, the Company acquired 100% of the outstanding shares of CJD & Associates, L.L.C. and $1,416,779 of the initial purchase price was allocated to Excess Cost of Purchased Subsidiary. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods.  In accordance with paragraph 80 of APB 16, “Business Combinations”, any such payments for an increased purchase price shall be recorded as Excess Cost of Purchased Subsidiary when made. Additional payments of the purchase price have been made in the amount of $25,000 since the initial purchase.

(h)                               Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to net operating loss carryforwards that are available to offset future taxable income. The Company files its federal income tax return on a consolidated basis with its subsidiaries.

(i)                                  Investment in Agencies

The amount of assets included in the “Investment in Agencies” category is the total of purchase prices paid, or market prices if lower, for agency assets that the Company acquires to hold in inventory for sale to its agents.  These assets are carried at the lower of cost or market because they are available for sale and not held for investment.  The number of agencies purchased for this purpose for the period ending June 30, 2003 and 2002 was 28 and 15, respectively. Correspondingly the number of agencies sold from inventory for the period ending June 30, 2003 and 2002 was 28 and 16, respectively.  At June 30, 2003, the “Investment in Agencies” inventory consisted of a Colorado agency  at a fair market value of $366,983.

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

(l)                                  Deferred Charges

Deferred charges relate to costs associated with the public offering of preferred stock and bonds. Selling expenses, auditor fees, legal costs and filing charges associated with the Company’s public offering of stock totaled $1,070,043 and have been offset against stock proceeds. Similar costs associated with the Company’s public offering of bonds totaled $614,658 and are classified as prepaid expenses that are amortized over a period ending at bond or debenture maturity. Net of amortization, the balance of all such prepaid expenses as of June 30, 2003 was $379,848.

(m)                             Equity Rights and Privileges

Convertible preferred stockholders shall be entitled to a 9% cumulative dividend in cash of the liquidation value of such stock per share per annum, as determined by the Board of Directors. Convertible preferred stock may convert to common stock at a rate of 78 shares of common stock for 1 share of preferred stock. Convertible preferred stock has no voting rights. During the second quarter of 2003, the holders of convertible preferred stock converted 348 of their preferred shares into 27,066 shares of common stock.  Holders of convertible preferred stock, upon liquidation or dissolution of the Company, are entitled to be paid an amount equal to $75 for each share of preferred stock not converted into common stock before any amount may be paid to holders of common stock. In addition to the convertible preferred stock, the Company is authorized to issue 499,000 shares of preferred stock. The authorized shares consist of 100,000 shares of 2002 convertible preferred stock, 10,000 shares of 2002A convertible preferred stock, 34,375 shares of 2002B convertible preferred stock, and 200,000 shares of 2003 convertible preferred stock. The holders of the 2002 and 2002A convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 10% of the liquidation value of such stock per share per annum if determined by the Board of Directors. Prior to April 1, 2002, the holders of 2002 and 2002A convertible preferred stock converted 60,333 of their preferred shares into 60,333 shares of common stock (361,998 shares on a split adjusted basis). The holders of 2002 and 2002A convertible preferred stock that did not convert their shares to common shares prior to April 1, 2002 have no conversion rights. In the case of liquidation or dissolution of the Company, the holders of the 2002 or 2002A convertible preferred stock shall be entitled to be paid in full the liquidation value, $25 per share, after payment of full liquidation value to the holders of convertible preferred stock and before the holders of common stock. The holders of 2002B convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 9% of the liquidation value of such stock per share per annum if determined by the Board of Directors. On or prior to May 15, 2002, the holders of 2002B convertible stock converted 9,822 of their preferred shares into 9,822 shares of common stock (58,932 on a split adjusted basis). The holders of 2002B convertible preferred stock that did not convert their shares to common shares on or prior to May 15, 2002 have no conversion rights. In the case of liquidation or dissolution of the Company, the holders of the 2002B convertible preferred stock shall be entitled to be paid in full the liquidation value, $32 per share, after payment of full liquidation value to the holders of convertible preferred stock, 2002 convertible preferred stock, 2002A convertible preferred stock, and before the holders of common stock.  On February 18, 2003, the Board of Directors designated 200,000 shares of preferred stock as 2003 convertible preferred stock; however, there are no immediate plans to issue such shares.

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

(n)                               Per Share Data

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the periods ended June 30, 2003 and 2002 were $99,045 and $114,299, respectively. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding.   The shares listed for June 30, 2002 have been adjusted for the split of stock  that occurred in the first quarter of 2003 as if it occurred in the first quarter of 2002 for comparative purposes.

		June 30, 2003		June 30, 2002
Basic Earnings Per Share
Net Income		$2,345,929		$697,972
Less: Preferred Stock Dividends		(99,045)		(114,299)

Income Available to Common Stockholders		2,246,884		583,673
Average Common Stock Shares	4,616,999		4,436,586
Less: Treasure Stock Shares	(0)	4,616,999	(11,050)	4,425,536

Basic Earnings Per Share		$.49		$.13

		June 30, 2003		June 30, 2002
Diluted Earnings Per Share
Net Income		$2,345,929		$697,972
Less: Preferred Stock Dividends on Non-Convertible Shares		(99,045)		(48,828)

Income Available to Common Stockholders		2,246,884		649,144
Average Common Stock Shares	4,616,999		4,436,586
Less: Treasure Stock Shares	(0)		(11,050)
Plus: Allowance for Shares Converted During 2002	33,852		60,918
Plus: Assumed Conversion of Convertible Preferred Shares in 2003	208,452		208,452
Plus: Assumed Exercise of 41,350 Stock Options Shares in 2003	226,440	5,085,743	285,000	4,979,906

Diluted Earnings Per Share		$.44		$.13

(o)                               Buyer Assistance Plan

Through its subsidiary The American Heritage, Inc., the Company offers a consulting and cash flow assistance program (Buyer Assistance Plan or “BAP”) to provide assistance to agency buyers during the first months of insurance agency ownership. Although most of the BAP services provided by the Company are performed in the first month of agency ownership, some of the BAP services are performed later and a portion of BAP fees are therefore deferred until the cost of providing the service is incurred. Unearned buyer assistance plan and other related fees were $1,174,042 and $1,270,697 at June 30, 2003 and 2002, respectively.

Net cash flow assistance related to commission performance is recognized as an expense at the end of the BAP period, because of the uncertain timing of commission payments during ownership transition. Although not determinable until the end of the BAP period, the amount of the Company’s net cash flow assistance expenditures associated with commission performance becomes more certain as the BAP period progresses. As such, if the amount of cumulative net cash flow assistance provided by the Company exceeds 200% of the monthly gross cash flow assistance then an allowance for any such excess amount is immediately charged to expense and the amount recognized as expense at the end of the BAP period adjusted accordingly.  If necessary, as the BAP period nears expiration, the Company increases the allowance from that calculated above to the amount of estimated loss.  The Company has estimated this allowance for the period ending June 30, 2003 and 2002 to be $17,811 and $0, respectively.

(p)                               Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries except for Brooke Acceptance Company LLC. All significant intercompany accounts and transactions have been eliminated in consolidation of the financial statements.

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

(s)                                 Advertising

The Company expenses the costs of advertising as they are incurred. Total advertising expense for the period ending June 30, 2003 and 2002 was $936,139 and $266,072, respectively.

(t)                                  Restricted Cash

Cash payments are made monthly to First National Bank of Phillipsburg as trustee for the Industrial Revenue Bonds. These funds are held by the trustee for payment of semi-annual interest and principal payments to bond holders on January 1st and July 1st.  The Company also holds a $150,000 cash deposit made by a borrower for the purpose of making future loan payments and the use of these funds is restricted to this purpose.   The Company holds insurance commissions for the special purpose entity Brooke Acceptance Company LLC for the purpose of making future loan payments and the use of these funds is restricted.  The amount of commissions held at June 30, 2003 was $97,500.

(u)                               Compensated Absences

The Company has recorded an accrued expense for compensated absences in the amount of $226,731 for the period ending June 30, 2003.  No accrual was made for the period ending June 30, 2002.

(v)                                Agency Assets

Included in other assets are unamortized costs of agency assets. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization expense was $13,599 for the period ended June 30, 2003.

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

The Company acquired the rights to the web-site “Agencies4Sale.com” for $25,000.  The purchase price is being amortized over a 15-year period using an accelerated 150% declining balance method.

(w)                             Value of Service Rendered

For the period ended June 30, 2002, the fair value of Robert Orr’s services was estimated at $20,000 even though he did not receive direct compensation from the Company. This value was established after analysis of the time Robert Orr spent on Company activities and not necessarily the amount of contribution made by Robert Orr, the importance of Robert Orr’s contributions, or the Company’s dependence on Robert Orr. On October 1, 2002, Robert Orr began receiving direct compensation from the Company at the rate of $15,000 per month as a result of the increased commitment required from Robert Orr to implement the Company’s plans.

2.                                      Notes Receivable

At June 30, 2003 and 2002, notes receivable consist of the following:

	06/30/2003	06/30/2002

Agency loans	$79,912,410	$46,912,632
Less: Agency loan participations and securitizations	(73,732,009)	(44,468,620)
Commercial real estate loans	1,853,551	0
Less: Real estate loan participations	(1,826,552)	0
Consumer loans	4,186	156,017
Less: Consumer loan participations	0	(78,419)

Total notes receivable, net	6,211,586	2,521,610
Interest earned not collected on notes *	548,388	376,762
Customer receivables	6,523,384	5,862,128

Total accounts and notes receivable, net	$13,283,358	$8,760,500

*The Company has a corresponding liability for interest payable to participating lenders in the amounts of $127,961 and $306,330 at June 30, 2003 and 2002, respectively.

Included in customer receivables are notes totaling $38,773 which were sold to a third party.  However, this sale was not treated as a transfer of assets in accordance with SFAS 140 because there was no written agreement and it was not sufficiently demonstrated that the Company had surrendered control to the extent required to remove the assets from the Company’s books.  Accordingly, a payable of $170,770 was recorded for the amount of the notes and note payments collected but not remitted.

Loan participation represents the transfer of notes receivable, by sale, to “participating” lenders.  The Company receives consideration from the participating entities.  In accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, these transfers are accounted for as sales.  The transferred assets (i.e. notes receivable) are isolated from the Company.  The participating companies obtain the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivables.  In addition, the Company does not maintain control over the transferred assets and the transfer agreements do not entitle the Company or obligate the Company to repurchase or redeem the notes receivable before their maturity.  Based on management’s experience the carrying value for notes receivable approximates the fair value.

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

On April 23, 2003, Brooke Credit Corporation sold $15,824,798 of loans to special purpose entity Brooke Acceptance Company LLC.  This sale represents a loan securitization for which an interest receivable was retained.  Of the loans sold to Brooke Acceptance Company LLC, $13,350,000 of asset backed securities were issued to accredited investors by Brooke Acceptance Company LLC.  The remaining loans sold and the interest receivable retained are recorded on the Company’s books as a security available for sale in the amount of $3,252,023.

Loan securitizations represents the transfer of notes receivable, by sale, to a bankruptcy-remote special purpose entity that issues asset backed notes to accredited investors.  In accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, these transfers are accounted for as sales.  The transferred assets (i.e. notes receivable) are isolated from the Company.  The special purpose entity obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge the notes receivables.  In addition, the Company does not maintain control over the transferred assets and, except in the event of an uncured breach of warranty, the transfer agreements do not entitle the Company or obligate the Company to repurchase or redeem the notes receivable before their maturity.  Based on management’s experience the carrying value for notes receivable approximates the fair value.

On June 30, 2003, the Company had loan participation balances of $75,558,561 (483 loan participations certificates including loans sold to the securitization) for which servicing rights and interest receivable were retained.   Corresponding pre-tax gains of $1,413,632 were recorded for the six month period ending June 30, 2003.  On June 30, 2002, the Company had loan participation balances of $44,547,039 (138 loan participation certificates) for which servicing rights and interest receivable were retained.  Corresponding pre-tax gains of $1,190,892 were recorded for the six month period ending June 30, 2002.  Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income.  Additionally, impairment of the servicing asset is subsequently evaluated and measured.  Subsequent to the initial recording at fair value, interest only receivables are measured as debt securities classified as available for sale.

Of the agency and real estate loans at June 30, 2003 and 2002, $24,063,793 and $9,993,743, respectively, were sold to various participating lenders with recourse to Brooke Credit Corporation.  Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied.  However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments.  Brooke Credit Corporation is not obligated, under any circumstances, to repurchase any loans sold to participating lenders prior to maturity or final resolution. All such recourse loans: a) have no balances more than 60 days past due; b) have adequate collateral; c) and are not in default.   The expense provision associated with the Company’s recourse obligation is based on the estimated fair value of the obligation.

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

The fair value of the interest-only strip receivable is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following table.  The fair value of the interest-only strip receivable is reduced by the amount of estimated credit losses, which are calculated using the estimated credit loss percentage noted in the following table.  On June 30, 2003 and 2002, the fair value of the interest-only strip receivable recorded by the Company was $2,411,050 and $896,466, respectively.  The Company has classified the interest-only receivable asset as available for sale.

The fair value of the “Servicing Asset” (or liability) is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the following table.  On June 30, 2003 and 2002, the fair value of the servicing asset recorded by the Company was $1,225,309 and $715,769, respectively.

Key economic assumptions used in measuring the retained interests and recourse obligations at the date of loan participation sales completed during the year were as follows (rates per annum):

	Agency Loans (Adjustable Rate Stratum)*	Agency Loans (Fixed-Rate Stratum)
Prepayment speed	10%	8%
Weighted average life (months)	106.7	61.7
Expected credit losses	5%	1.5%
Discount rate	8.5%	8.5%

*Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%).  Contract terms vary but, for most loans, the rate is adjusted annually on December 31st.

At June 30, 2003, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed Rate Stratum)
Prepayment speed assumption (annual rate)	10%	8%
Impact on fair value of 10% adverse change	(97,931)	(3,360)
Impact on fair value of 20% adverse change	(191,273)	(6,618)

Expected credit losses (annual rate)	5%	.21%
Impact on fair value of 10% adverse change	(46,597)	(2,075)
Impact on fair value of 20% adverse change	(93,195)	(4,150)

Discount rate (annual)	8.5%	8.5%
Impact on fair value of 10% adverse change	(105,016)	(5,811)
Impact on fair value of 20% adverse change	(205,943)	(11,456)

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

The above adverse changes are calculated on the Company’s retained interests in loans sold to participating lenders totaling $75,558,561 and excludes unsold loans totaling $6,211,586. The above adverse changes for expected credit losses are calculated on the Company’s retained interests in loans sold with recourse to participating lenders totaling $24,063,793 and excludes unsold and non-recourse loans totaling $57,706,354.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Retained Servicing Interest

	Adj Rate Stratum		Fixed Rate Stratum
	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	2,482,446	2,417,937	296,066	292,374
Servicing expense	(498,052)	(483,435)	(279,328)	(274,302)
Discount of estimated cash flows at 8.5% rate	(804,093)	(786,123)	(5,180)	(6,514)
Carrying value of retained interests after effect of increases	1,180,301	1,148,379	11,558	11,558
Carrying value of retained interests before effect of increases	1,213,751	1,213,751	11,558	11,558
Decrease of carrying value due to increase in prepayments	$(33,450)	$(65,372)	$0	$0

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Strip Receivable, including amount carried in securities)

	Adj Rate Stratum		Fixed Rate Stratum
	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	4,154,945	4,047,625	406,852	401,517
Estimated credit losses on recourse loans	(432,067)	(418,412)	(25,721)	(25,276)
Discount of estimated cash flows at 8.5% rate	(838,624)	(806,379)	(103,696)	(102,064)
Carrying value of retained interests after effect of increases	2,884,254	2,822,834	277,435	274,177
Carrying value of retained interests before effect of increases	2,948,735	2,948,735	280,795	280,795
Decrease of carrying value due to increase in prepayments	$(64,481)	$(125,901)	$(3,360)	$(6,618)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Strip Receivable, including amount carried in securities)

	Adj Rate Stratum		Fixed Rate Stratum
	10% credit loss Increase	20% credit loss Increase	10% credit loss Increase	20% Credit loss increase
Estimated cash flows from interest income	4,251,342	4,234,578	412,365	412,365
Estimated credit losses on recourse loans	(491,096)	(535,742)	(28,670)	(31,163)
Discount of estimated cash flows at 8.5% rate	(858,108)	(843,296)	(104,975)	(104,557)
Carrying value of retained interests after effect of increases	2,902,138	2,855,540	278,720	276,645
Carrying value of retained interests before effect of increases	2,948,735	2,948,735	280,795	280,795
Decrease of carrying value due to increase in credit losses	$(46,597)	$(93,195)	$(2,075)	$(4,150)

Effect of Increases in Assumed Discount Rate on Retained Servicing Interest

	Adj Rate Stratum		Fixed Rate Stratum
	10% discount rate increase	20% discount rate Increase	10% discount rate Increase	20% Discount rate Increase
Estimated cash flows from loan servicing fees	2,550,378	2,550,378	299,875	299,875
Servicing expense	(513,437)	(513,437)	(284,500)	(284,500)
Discount of estimated cash flows	(859,974)	(895,301)	(3,967)	(4,116)
Carrying value of retained interests after effect of increases	1,176,967	1,141,640	11,408	11,259
Carrying value of retained interests before effect of increases	1,213,751	1,213,751	11,558	11,558
Decrease of carrying value due to increase in discount rate	$(36,784)	$(72,111)	$(150)	$(299)

Effect of Increases in Assumed Discount Rate on Retained Interest (Strip Receivable, including amount carried in securities)

	Adj Rate Stratum		Fixed Rate Stratum
	10% discount rate increase	20% discount rate Increase	10% discount rate Increase	20% Discount rate Increase
Estimated cash flows from interest income	4,268,105	4,268,105	412,365	412,365
Estimated credit losses on recourse loans	(339,108)	(339,108)	(26,177)	(26,177)
Discount of estimated cash flows	(1,048,494)	(1,114,094)	(111,054)	(116,550)
Carrying value of retained interests after effect of increases	2,880,503	2,814,903	275,134	269,638
Carrying value of retained interests before effect of increases	2,948,735	2,948,735	280,795	280,795
Decrease of carrying value due to increase in credit losses	$(68,232)	$(133,832)	$(5,661)	$(11,157)

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

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse as of and for the period ended June 30, 2003:

	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses***
Type of Loan	2003	2002	2003	2002	2003	2002
Participations Sold with Recourse	$24,063,793	$9,993,743	$0	$0	$0	$0
Portfolio Loans	6,211,586	2,521,609	$0	$0	$0	$0

Total Loans Managed**	30,275,379	12,515,352	$0	$0	$0	$0

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

As an employment incentive, Brooke Credit Corporation has loaned money to certain employees for the purpose of acquiring the Company’s common stock.  Of the consumer loans at June 30, 2003 and 2002, $0 and $84,712, respectively, have been made to employees for this purpose.

3.              Property and Equipment

A summary of property and equipment and depreciation is as follows:

	June 30, 2003	June 30, 2002
Furniture and fixtures	$551,128	$368,825
Office and computer equipment	1,856,107	1,561,602
Automobiles	890,202	714,525
Building	1,174,266	463,442

	4,471,703	3,108,394
Less: Accumulated depreciation	(2,060,499)	(1,892,324)

Property and equipment, net	$2,411,204	$1,216,070

Depreciation expense	$205,547	$140,000

4.              Bank Loans, Notes Payable, and Other Long-Term Obligations

	2003	2002
First National Bank & Trust, Phillipsburg, KS, line of credit, $960,000 available, $0 not utilized. Due January 2004. Interest rate is 8%. Collateralized by accounts receivable.	$0	$960,000
State Bank of Colwich, Colwich, KS, due August 2004. Interest rate is 11.75%, payable $1,435 monthly. Collateralized by insurance agency assets.	17,203	31,475
Chrysler Financial, Overland Park, KS, due February 2001 to December 2003. Interest rates are 7.80% to 8.94%, payable monthly. Collateralized by automobiles.	213,761	159,490
Brooke Investments, Inc., Phillipsburg, KS, due February 2007. Interest rate is 10.00%, payable $1,718 monthly. Note is sold to participating bank. Collateralized by certain agency assets acquired by Brooke Investments, Inc.	60,408	76,457
Hawkeye Insurance Associates, Inc. due August 2005. Interest rate is 0%, annual payments of $66,086. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	177,469	0
Charles Compton, due March 2004. Interest rate is 0% and annual payments of $133,333. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	126,084	0
Burt Insurance Services. Due October 2005. Interest rate is 0% with annual payments of $126,700. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	340,243	0
InsurCare Group Inc. Due October 2005. Interest rate is 0% with annual payments of $21,232. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	57,017	0

Arizona Economy Insurance. Due October 2005. Interest rate 0% with annual payments of $87,342. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	234,551	0
Stratmann Insurance Agency, Inc. Due May 2004. Interest rate 0% with annual payments of $7,253 contingent on the renewal of specific policies. Note balance is discounted based on imputed interest rate of 5.75%.	14,506	0
Slaton Insurance of Jacksonville, Inc.due August 2003. Interest rate is 0% and entire balance, subject to retention of revenue, due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	100,000	0
Cornutt-McIntire & Ratterman, Inc. due November 2005. Interest rate is 0%, quarterly payments of $20,280. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	187,647	0
R.D. Kennelly Insurance, Inc. due January 2005. Interest rate is 0%. Semi-Annual payments of $179,959. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	509,899	0
Eric W. Schoenig, due June 2005. Interest rate is 8%, payable $6,991 monthly. Collateralized by certain agency assets.	154,577	0
Benny J. Ossi, due February 2004. Interest rate is 8%, payable $8,137 monthly. Collateralized by certain agency assets.	63,093	0
Rio Valley Insurance Group, Inc. due February 2004. Interest rate is 0% and the remaining balance is paid semi-annually with the 1stpayment of $70,000 and the remaining two payments of $67,000. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	128,450	0
Dawn Insurance Agency, Inc. due May 2003. Interest rate is 0%, payable $43,322 annually. Collateralized by certain agency assets acquired by Brooke Corporation.	0	43,322
Lalumondier Insurance, Inc., due September 1, 2004. Interest rate is 5%, annual installments of $68,219 thereafter. Collateralized by certain agency assets acquired by Brooke Corporation.	136,437	204,656
Bond-Pyatt Insurance Agency, Inc., due August 2006. Interest rate at prime rate, first installment of $89,465 due January 2002, and annual installments of $89,465 thereafter. Collateralized by certain agency assets acquired by Brooke Corporation.	357,861	447,326
All Drivers Insurance Inc., due September 2003. Interest rate is 5%, annual payments of $112,500. Collateralized by certain agency assets acquired by Brooke Corporation.	112,500	225,000
Gateway Realty of Columbus, Inc., due September 2010. Interest rate is 7%, annual principal payments of $67,345. Collateralized by certain agency assets acquired by Brooke Corporation.	538,763	606,109

Gary Karch & Associates A-1 Insurance, due December 2002. Interest rate is 0%. Collateralized by certain agency assets acquired by Brooke Corporation.	0	67,500
Kohn-Senf Insurance Agency, Inc., due December 2002. Interest rate is 5%, entire balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	0	80,500
Sun Century Insurance Agency, Inc., due December 2003. Interest rate is 5%, annual principal payments of $67,333. Collateralized by certain agency assets acquired by Brooke Corporation.	67,334	134,667
W.I. of Florida, Inc., due December 2003. Interest rate is 0%, annual payments of $73,176. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%	69,197	134,632
Cooper Insurance Agency, Inc., due August 2003. Interest rate is 0%, balance is due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	310,420	0
JD Failla & Associates, due February 2003. Interest rate is 0%, quarterly payments of $127,188. Collateralized by certain agency assets acquired by Brooke Corporation.	0	395,431
Donna Sue Saffel, due March 2003. Interest rate is 0%, annual payments of $62,500. Collateralized by certain agency assets acquired by Brooke Corporation.	0	62,500
All Insurance, due March 2005. Interest rate is 0%, annual payments of $25,196. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	46,357	67,663
Able Insurance, due March 2006. Interest rate is 0%, annual payments of $45,867. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	123,173	159,849
Crouch Insurance Agency, LLC, due May 2004. Interest rate is 0%, annual payments of $97,970. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	92,643	180,249
Barry James Christensen, due January, 2005. Interest rate is 0%, annual payments of $93,333. Collaterized by certain agency assets acquired by Brooke Corporation.	0	210,667
Service First Insurance, due January, 2005. Interest rate is 0%, annual payments of $281,375. Collaterized by certain agency assets acquired by Brooke Corporation.	0	636,305
Goodman Insurance, due February, 2004. Interest rate is 0%, annual payments of $186,063. Collaterized by certain agency assets acquired by Brooke Corporation.	0	293,710
Jim Bob Nation Insurance, due March 2005. Interest rate is 0%, annual payments of $116,746. Collaterized by certain agency assets acquired by Brooke Corporation.	0	260,000

Reavis Insurance & Financial Services, Inc, due January 2014. Interest rate is 4%, annual payments of $48,707. Collaterized by certain agency assets acquired by Brooke Corporation.	395,000	0
Tri-City Insurance Counselors, Inc., due January 2003. Interest rate is 0%, annual payments of $184,203. Collaterized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	338,904	0
Remar Insurance Center, Inc., due February, 2004. Interest rate is 0%, balance is due at maturity. Collaterized by certain agency assets acquired by Brooke Corporation.	10,000	0
Agency Brokers, LLC, due January, 2004. Interest rate is 0%, balance is due at maturity. Collaterized by certain agency assets acquired by Brooke Corporation.	10,000	0
American Hallmark Agencies, Inc., due December, 2003. Interest rate is 0%, balance is due at maturity. Collaterized by certain agency assets acquired by Brooke Corporation.	55,178	0
Terry Young Insurance Agency, Inc., due January, 2006. Interest rate is 4%, annual payments of $138,210. Collaterized by certain agency assets acquired by Brooke Corporation.	414,630	0
Auto Insurors, due October, 2002. Interest rate is 0%, and one payment of remaining balance is due October, 2002. Collaterized by certain agency assets acquired by Brooke Corporation.	0	60,000
Rebel Auto Insuranc, Inc., due May, 2003. Interest rate is 0% and one payment of remaining balance is due May, 2003. Collaterized by certain agency assets aquired by Brooke Corporation.	0	87,500
Turner Insruance, Inc., due may, 2003. Interest rate is 0% and one payment of remaining balance is due May, 2003. Collaterized by certain agency assets aquired by Brooke Corporation.	0	40,000
NCMIC Finance Corporation, due August, 2002. Interest rate is 7.75% and one payment of remaining balance is due August, 2002. Loan is unsecured.	0	1,500,000
3R Marketing and Consulting, Inc., due March 2005. Interest rate is 0%, annual payments of $29,209. Collaterized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	53,925	0
Jennings Enterprises, Inc., due March 2004. Interest rate is 0%, balance is due at maturity. Collaterized by certain agency assets acquired by Brooke Corporation.	100,000	0
A American Auto Insurance of Melbourne, Inc., due March 2005. Interest rate is 0%, annual payments of $46,046. Collaterized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	84,717	0
A American Auto Insurance of Palm Bay, Inc., due March 2005. Interest rate is 0%, annual payments of $273,748. Collaterized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	503,650	0

IOS of Central Florida, Inc., due March 2005. Interest rate is 0%, annual payments of $103,683. Collaterized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	190,759	0
NCMIC Finance Corporation, Des Moines, IA, due February,2004. Interest rate is 8.75% and nine monthly payments of $60,988. Collateralized by unearned insurance premium.	472,405	0
AA Insurance Center Inc., due April 2005. Interest rate is 0% with annual payments of $54,500. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	100,271	0
Gabrielle Shockey due April 2004. Interest rate is 0% with balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	40,500	0
Affordable Insurance Agency of East Pasco Co., Inc., due April 2004. Interest rate is 0% with balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	55,658	0
H.L. Todd & Co., Inc., due May 2006. Interest rate is 0% with annual payments of $95,121. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%	255,439	0
Frias Insurance Agency, Inc., due May of 2005. Interest rate is 0% with one annual payment of $65,000 and the 2nd annual payment of $32,500. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	90,528	0
American National Insurance Services, Inc. due May 2005. Interest rate is 0% with annual payments of $63,500. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	116,830	0
Stephen Macumber dba High Standard Insurance Agency due May 2004. Interest rate is 0% with balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	46,500	0
ABA American Auto Insurance of Pine Hills, Inc. due June 2005. Interest rate is 0% with annual payments of $62,500. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	114,990	0
Culver Insurance Agency, Inc. due June 2005. Interest rate is 0% with annual payments of $111,000. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	204,222	0
Beacon Hill Insurance Agency, Inc. due June 2005. Interest rate is 0% with annual payments of $81,000. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	149,027	0

JCC Financial Corp. due June 2004. Interest rate is 0% with balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	135,000	0

Total bank loans and notes payable	8,177,726	7,125,008
Bonds & Debentures payable (See Note 5) and Capital lease obligation (See Note 6)	8,194,000	6,210,000

Total bank loans, notes payable and other long-term obligations	16,371,726	13,335,008
Less: Current maturities and short-term debt	(4,268,300)	(4,883,552)

Total long-term debt	$12,103,426	$8,451,456

None of the bank loans, notes payable and other long term obligations contain covenants that: require the Company to maintain minimum financial ratios or net worth; restrict management’s ability to pay dividends; restrict management’s ability to buy or sell assets; restrict management’s ability to incur additional debt; or contain any subjective acceleration clauses.

Interest incurred on bank loans, notes payable and other long-term obligations for the period ended June 30, 2003 and 2002 is $538,292 and $328,480, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets.

Bank loans, notes payable and other long-term obligations mature as follows

Twelve Months Ending June 30	Bank Loans & Notes Payable	Capital Lease	Bonds & Debentures Payable	Total

2004	$4,203,300	$65,000	$—	$4,268,300
2005	2,398,008	70,000	5,020,000	7,488,008
2006	848,508	75,000	1,069,000	1,992,508
2007	203,241	80,000	—	283,241
2008	105,861	85,000	1,340,000	1,530,861
Thereafter	418,808	390,000	—	808,808

	$8,177,726	$765,000	$7,429,000	$16,371,726

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

The Company offered unsecured debentures (Series A and Series B) for sale to the public in denominations of $1,000 with a minimum purchase amount of $5,000.  The bonds were issued in book-entry form and registered in the name of The Depository Trust Company or its nominee.  Interest is paid semi-annually on December 1st and June 1st.  The Series B debentures are callable on the third year anniversary of the issuance of the debentures.  The Company  used the debenture sale proceeds to acquire insurance agencies for inventory, make corporate acquisitions, purchase loan participation certificates and make short term working capital loans to insurance agents or our other subsidiaries.

At June 30, 2003 and 2002, the bonds & debentures payable consist of:

Series	Rate	Maturity	2003 Principal Value	2002 Principal Value

1997B Bonds	10.250%	Jan 1, 2002	$—	$—
1997C Bonds	10.500%	Jan 1, 2003	—	365,000
1998E Bonds	10.125%	Jan 1, 2002	—	—
2001F Bonds	9.125%	Jul 1, 2004	5,020,000	5,020,000
Series A Debentures	8.000%	Dec 1, 2005	1,069,000	—
Series B Debentures	9.250%	Dec 1, 2007	1,340,000	—

Total			$7,429,000	$5,385,000

Interest payable is $246,492 and $248,199 at June 30, 2003 and 2002, respectively.

6.                                      Long-Term Debt, Capital Leases

Phillips County, Kansas issued Industrial Revenue Bonds for the purpose of purchasing, renovating, and equipping an office building in Phillipsburg, Kansas for use as a processing center. The total bonds issued were $825,000 with various maturities through 2012. As of June 30, 2003, all bond proceeds had been released for payment to various contractors and building construction was substantially complete.

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

Period	Capital Real Estate	Operating Real Estate	Total

2003	$57,150	$267,148	$324,298
2004	121,450	356,537	477,987
2005	117,119	292,939	410,058
2006	122,450	219,437	341,887
2007	117,100	124,370	241,470
2008 and thereafter	521,843	49,751	571,594

Total minimum lease payments	$1,057,112	$1,310,182	$2,367,294

Less amount representing interest	(292,112)

Total obligations under capital leases	765,000
Less current maturities of obligations under capital leases	(65,000)

Obligations under capital leases payable after one year	$700,000

7.                          Income Taxes

The elements of income tax expense are as follows:

	June 30, 2003	June 30, 2002
Current	$1,048,873	$0
Deferred	159,637	445,689

	$1,208,510	$445,689

The Company’s net operating loss carryforwards were used to offset current tax expense by decreasing the deferred tax asset.  During 2003, the deferred tax asset decreased to zero as the result of using all net operating loss carryforwards available to the Company.

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	June 30, 2003	June 30, 2002
U.S. federal statutory tax rate	34%	34%
State statutory tax rate	4%	4%
Effect of the utilization of net operating loss carryforwards	(3)%	(3)%
Miscellaneous	(1)%	(1)%

Effective tax rate	34%	34%

Reconciliation of deferred tax asset:

	June 30, 2003	June 30, 2002
Beginning balance, January 1	$159,637	$900,605
Deferred income tax expense	(159,637)	(359,562)

Balance, June 30	$0	$541,043

Reconciliation of deferred tax liability:

	June 30, 2003	June 30, 2002
Beginning balance, January 1	$0	$0
Accumulated other comprehensive income, unrealized gain on the sale of notes receivable	123,199	0

Balance, June 30	$123,199	$0

8.                                      Employee Benefit Plans

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for periods ended June 30, 2003 and 2002.

9.                                      Concentration of Credit Risk

The Company maintains cash balances at several banks. On June 30, 2003 and 2002, the Company had account balances of $2,152,411 and $330,465 respectively, that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

The Company sells participation loans to several banks. On June 30, 2003, the Company had participation loans sold of $20,131,433 to one financial institution.  This represents 33.5% of participations sold at June 30, 2003 excluding loans sold for securitization.

10.                               Segment and Related Information

During 2002, the Company acquired CJD & Associates which added an increasingly significant volume of insurance brokerage business to the Company’s existing insurance franchise business.  As such, for the period ended June 30, 2003, the Company has separated the segment previously referred to as Insurance Agency Business into two segments, Insurance Franchise Business and Insurance Brokerage Business.   For the period ended June 30, 2002, commissions from insurance brokerage sales were not significant so all insurance business operations were reported in the Insurance Franchise Business segment and no insurance business operations were reported in the Insurance Brokerage Business segment.

Consulting and other fees earned by the Company are also an increasingly significant part of the Company’s business.  These fees (finders fees, buyers assistance plan fees, gains on sales of agencies, gains on seller debt extinguishment) are typically related to agency ownership transfers and were not previously allocated to any reportable segment.   Because the Company’s lending activities are also typically related to agency ownership transfers, these fees have been allocated to the lending segment previously referred to as Financial Services Business and renamed as Facilitator Services Business segment

As a result of the changes described above, the Company’s three reportable segments as of and for the period ended June 30, 2003 and 2002 consisted of its Insurance Franchise Business, Insurance Brokerage Business and its Facilitator Services Business.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the periods ended June 30, 2003 and 2002:

2003	Insurance Franchise Business	Insurance Brokerage Business	Facilitator Services Business	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$19,634,048	$2,805,251	$—	$—	$22,439,299
Policy fee income		208,020	—	—	208,020
Interest income	—	29,638	1,097,443	(303,975)	823,106
Gain on sale of notes receivable	—	—	1,413,632	—	1,413,632
Facilitator income	—	—	1,879,410	—	1,879,410
Buyers Assistance Plan Fees	—	—	4,239,602	—	4,239,602
Gain (loss) on Sale of Agencies	—	—	(627)	—	(627)
Gain on Extinguishment of Debt	—	—	5,000	—	5,000
Interest expense	209,299	—	328,993	—	538,292
Commissions expense	15,574,186	1,121,800	—	—	16,695,986
Depreciation and amortization	320,911	24,675	260,718	—	606,304
Segment assets	14,461,144	3,989,094	22,955,651	(7,490,000)	33,915,889
Expenditures for segment assets	284,289	—	—	—	284,289

2002	Insurance Franchise Business	Insurance Brokerage Business	Facilitator Services Business	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$13,497,693	$—	$—	$—	$13,497,693
Interest income	23,268	—	654,652	(241,722)	436,198
Gain on sale of notes receivable	—	—	1,190,892	—	1,190,892
Facilitator income	—	—	661,271	—	661,271
Buyers Assistance Plan Fees	—	—	1,677,627	—	1,677,627
Gain (loss) on Sale of Agencies	—	—	187,061	—	187,061
Gain on Extinguishment of Debt		—	397,306	—	397,306
Interest expense	80,281	—	248,199	—	328,480
Commissions expense	11,464,053	—	—	—	11,464,053
Depreciation and amortization	226,656	—	79,199	—	305,855
Segment assets	19,524,447	—	7,132,555	(4,940,000)	21,717,002
Expenditures for segment assets	739,547	—	—	—	739,547

Profit (Loss)	June 30, 2003	June 30, 2002

Insurance Franchise profit	$3,529,652	$1,749,971
Insurance Brokerage profit	1,896,434	—
Facilitator Services profit	7,740,774	4,199,689

Total segment profit	13,166,860	5,949,660
Unallocated amounts:
Other income	36,684	14,030
Other corporate expenses	(9,649,105)	(4,906,156)

Income before income taxes	$3,554,439	$1,057,534

11.                                 New Accounting Standard

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

The FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”, which is effective for the Company as of July 1, 2003.  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  The Company will adopt SFAS 150 for periods after June 30, 2003.

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

At the request of the Company, Robert Orr, Leland Orr, Michael Hess, and Shawn Lowry each personally guaranteed repayment to Brooke Credit Corporation of a promissory note made to Austin Agency, Inc., Brownsville, Texas, for the acquisition of an insurance agency.  On June 30, 2003, the Company’s total loss exposure related to this loan was zero because the entire loan balance of $985,955 was sold without recourse to an unaffiliated lender.  Without Mr. Orr, Mr. Orr, Mr Hess and Mr Lowry’s personal guarantees, Austin Agency did not qualify for credit and the Company would have missed an expansion opportunity.  The four guarantors have each acquired 6.25% of the outstanding stock of Austin Agency, Inc. as consideration for their guarantees although Mr. Orr, Mr. Orr, Mr. Hess and Mr. Lowry have stated their intentions to return their stock to Austin Agency for cancellation as soon as their guarantees are released.

Robert D. Orr, Leland G. Orr and Michael Hess own 100% of the voting stock of GI Agency, Inc. Although GI Agency was a franchise agent for the Company in previous years, it is not currently a franchise agent and its business operations do not include insurance sales.   On June 30, 2003, the Company’s total loss exposure related to loans made by Brooke Credit Corporation to GI Agency was $2,335 as $2,595,903 of the $2,598,238 outstanding principal loan balances were sold without recourse to an unaffiliated lender.

Robert D. Orr, Leland G. Orr and Michael Hess own a controlling interest in Brooke Holdings, Inc., which owned 65.61%of the Company’s common stock on June 30, 2003.  Prior to enactment of the Sarbanes-Oxley Act in July, 2002, the Company had extended unsecured credit to Brooke Holdings in the total amount of $608,189 bearing interest at a rate of 9.5% per annum and maturing on December 31, 2002.   Brooke Holdings expects to repay, or refinance with a third party, this credit extension by December 31, 2003.

Shawn Lowry is the sole manager of First Financial Group, L.C., a Kansas limited liability company. Michael Lowry and Shawn Lowry are the co-members of First Financial Group, L.C.  Kyle Garst is the sole manager and sole member of American Financial Group, L.C., a Kansas limited liability company.  First Financial Group, L.C. and American Financial Group, L.C. help insurance agencies qualify for credit by providing loan guarantees, typically in exchange for an ownership interest in the insurance agency.  This activity provides significant benefit to the Company by qualifying more agents for credit.  On June 1, 2001, First Financial Group, L.C., guaranteed 65% of a Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas and received a 15% profit interest in Palmer, L.L.C. as consideration.  The loan was originated on June 1, 2001 and is scheduled to mature on September 1, 2011. As of June 30, 2003, the entire loan principal balance of $644,731 was sold to unaffiliated lenders.  The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $404,987 of loan participation balances.   On August 30, 2002, First Financial Group, L.C. guaranteed 50% of a Brooke Credit Corporation loan to Stein and Associates, L.L.C. of Kearney, Missouri and received a 10% profit interest in Stein and Associates, L.L.C. as consideration.  The loan was originated on August 30, 2002, and is scheduled to mature on August 15, 2014.  As of June 30, 2003 $496,979 of the outstanding loan principal balance of $531,884 was sold to unaffiliated lenders.   The Company’s exposure to loss on this loan is $531,884, which is equal to the recourse obligation by Brooke Credit Corporation on $496,979 of loan participation balances and Brooke Credit Corporation retained interest in the loan of $34,905.  On October 15, 2001 American Financial Group, L.C. and First Financial Group, L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.5% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014.   As June 30, 2003 the entire loan principal balance of $410,221 was sold to unaffiliated lenders.  The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $282,014 of loan participation balances.

Anita Larson is married to John Arensberg, a partner in Arensberg Insurance of Overland Park, Kansas. The Company and Arensberg Insurance have entered into a franchise agreement pursuant to which Arensberg Insurance participates in the Company’s master agent program. In addition, Brooke Credit Corporation has extended credit to Arensberg Insurance to acquire an insurance agency.  The loan was made on substantially the same terms and conditions as provided to other agents and is schedule to mature on October 1, 2009.  As of June 30, 2003, the entire loan principal balance of $673,273 was sold to unaffiliated lenders.  The Company’s exposure to loss is limited to a recourse obligation by Brooke Credit Corporation on $402,649 of loan participation balances.  The Company entered into a franchise agreement and made loan advances to Arensberg Insurance partnership prior to Ms. Larson’s employment by the Company.  Furthermore, Ms. Larson is not a partner of Arensberg Insurance. The Company believes that the partners of Arensberg Insurance are established and credible businessmen and therefore believes its exposure to loss from its recourse obligation is limited.

Anita Lowry is a sister to Robert D. Orr and Leland G. Orr and the mother of Shawn Lowry and Michael Lowry and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. The Company and American Heritage Agency, Inc. entered into a franchise agreement on February 28, 1999 pursuant to which American Heritage Agency, Inc. participates in the Company’s master agent program.  As of June 30, 2003, Brooke Credit Corporation had 9 loans outstanding to American Heritage Agency with total principal balances of $550,253, of which $467,204 were sold to unaffiliated lenders.  All such loans were made on substantially the same terms and conditions as provided to other agents and are scheduled to mature on April 15, 2004, July 15, 2003, November 15, 2003, October 15, 2003, August 15, 2003, January 16, 2005, September 1, 2010, February 1, 2014 and April 1, 2014.  The Company’s exposure to loss totals $83,048, which includes obligations of $0 and principal retained balances of $83,049.

The Company’s employee handbook and a policy recently adopted by the Company’s Board of Directors contain conflict of interest guidelines which are applicable to Company management, employees and directors.  Among other things, the purpose of the guidelines is to prevent employees and directors in a position to influence a decision regarding the Company to use such influence for personal gain.

13.                               Acquisitions and Divestitures

On February 28, 2003, Brooke acquired 1,000 of the stock of Ace Insurance Services, Inc.  from Michael F. Domina.  These shares represented 100% of the shares outstanding.  The total purchase price was $568,304.  On May 22, 2003, Brooke sold 100% of its shares of Ace Insurance Services, Inc. to Alan Johnson for a total purchase price of $615,550.

On August 1, 2002, the Company acquired insurance agency assets operating under the trade-name of Bornstein Financial Group for an initial purchase price of $200,000. The initial purchase price has been allocated to Agency Assets as disclosed in footnote 1 (v).  The sellers are entitled to a $400,000 increase of the initial purchase price if premiums remain at certain minimum levels during the contingency period of March, 2003 through February, 2005. Any such purchase price increase shall be paid to the sellers semiannually during the contingency period and, in accordance with paragraph 28 of FAS 141, “Business Combinations”, the payment shall be recorded as an asset when made.   Bornstein Financial Group sells annuities using a seminar based sales approach.

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

14.                               Stock-Based Compensation

The Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of No. 123, “Accounting for Stock-Based Compensation”:

2003
Net income:
As reported	$2,345,929
Pro forma	2,225,537
Basic earnings per share:
As reported	.49
Pro forma	.46
Diluted earnings per share:
As reported	.44
Pro forma	.42

The fair value of the options granted during 2002 and 2003 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

2003
Expected term	1.5 yrs.
Expected stock volatility	30%
Risk-free interest rate	5%
Dividend	1%
Fair value per share	$.71

The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under a shareholder-approved plan.  Pursuant to resolution dated February 18, 2003, the Compensation Committee of the Board of Directors adjusted the number of shares authorized for issuance under the 2001 Compensatory Stock Option Plan pursuant to the anti dilution provisions of the Plan.  Accordingly, as of June 30, 2003 the Brooke Corporation 2001 Compensatory Stock Option Plan authorizes the issuance of up to 540,000 shares of the Company’s common stock, for use in paying incentive compensation awards in the form of stock options. Unless otherwise required by law, the options are granted at fair value at the date of grant and, except for stock options awarded to selected officers and directors, become partially exercisable immediately. The options expire five to ten years from the date of grant. At June 30, 2003, there were 265,440 additional shares available for granting stock options under the stock plan.

	Shares Under Option	Weighted Average Exercise Price
Outstanding, Jan. 1, 2003	252,900	$—
Granted	28,740	4.17

Exercised

(17,640

)

4.17

Relinquished	0	4.17
Terminated and expired	(7,080)	4.17
Outstanding, June 30, 2003	256,920	$4.17

52,140 options to purchase shares were exercisable at June 30, 2003. The following table summarizes information concerning outstanding and exercisable options at June 30, 2003.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.17-4.59	256,920	1.5	$4.17	52,140	$4.17

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

There are no intangible assets with indefinite useful lives, other than goodwill, as of June 30, 2003, and June 30, 2002. The intangible assets with definite useful lives have a value of $3,421,169 and $1,379,889 as of June 30, 2003, and June 30, 2002, respectively. These assets are included in “Other Assets” in the balance sheet. Amortization expense was $400,757 and $165,855 for the periods ended June 30, 2003 and 2002, respectively.

16.                               Supplemental Cash Flow Disclosures

Supplemental disclosures:
Cash paid for interest	$126,845	$321,079

Cash paid for income tax	$—	$—

Non cash financing activity—additional paid in Capital for contributed services	$—	$20,000

During the period ending June 30, 2003, the statement of cash flows reflect the purchase of agencies into inventory totaling $5,909,143 and the sale of agencies from inventory totaling $9,630,669. Agency inventory decreased $35,720 from the December 31, 2002 to June 30, 2003, however net cash of $3,721,526 was provided by the Company’s agency inventory activities because $3,685,806 of the purchase price of agency inventory was provided by sellers per table below.

	June 30, 2003	June 30, 2002

Purchase of insurance agency inventory	$(5,909,143)	$(3,096,443)
Sale of insurance agency inventory	9,630,669	7,508,820

Net cash provided from sale of agency inventory	3,721,526	4,412,377
Cash provided by sellers of agency inventory	(3,685,806)	(4,139,503)

Decrease (increase) in inventory on balance sheet	$35,720	272,874

17.                               Subsequent Events

In July 2003, the Company opened a new regional office in Sacramento, California, from which the Company will offer master agent and facilitator services to business operations in the state of California.

In July 2003, the Company signed a long-term sublease commencing September 1, 2003 and terminating August 31, 2008.  The new subleased facility will house the Company’s national offices.

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

Cautions about Forward Looking Statements

The following cautionary statement is made for the purpose of taking advantage of any defenses that may exist under the law, including common law.  Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance and underlying assumptions and other statements that are not statements of historical facts.  This document contains forward-looking statements which can be identified by the use of words such as “intend,” “anticipate,” “believe,” “estimate,” “project,” or “expect” or other similar statements.  These forward-looking statements involve risks and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements.  The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management’s examination of historical operating trends, data contained in the Company’s records and data available from first parties.  However, there can be no assurance that management’s expectations, beliefs or projections will occur or be achieved or accomplished.

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

The Company’s finance subsidiary generates most of its revenues from interest margins resulting from the origination of loans to the Company’s insurance agents and from gains on the sale of insurance agent loan participations.  The finance subsidiary funds its loan portfolio primarily through the sale of loan participation interests to other lenders and the sale of securities, backed by loan assets, to accredited investors.  During the second quarter of 2003, the company sold its first issue of asset backed securities and expects to sell additional issues in the future.

The Company’s consulting subsidiaries generate most of their revenues from consulting with agency buyers during the first months of agency ownership and consulting with agency sellers on the sale of their insurance agencies.

As disclosed in footnote number 18 to the Company’s December 31, 2002 financial report, the Company restated its financial results for the three months ended June 30, 2002 and the following discussions reflect those restated results.

Results of Operation for the Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

The Company incurred a net profit of $754,660 or $.14 per share in the second quarter of 2003, compared to a net profit of $140,492 or $.02 per share in the second quarter of 2002. Net profits have increased primarily because an increasing share of the Company’s revenues result from the sale of consulting and lending services which typically have larger profit margins than those generated by the Company’s insurance activities.

Total Company operating revenues increased to $15,369,035 in the second quarter of 2003 from $9,640,609 in the second quarter of 2002.  This represents an increase in total operating revenues of approximately 59% from the comparable period in the prior year.  The increase in operating revenues for the second quarter of 2003 is primarily attributable to an increase in insurance commissions from continued expansion of the Company’s insurance agency operations.  Fees from consulting and other facilitator activities also increased significantly.

Payroll expenses increased to $2,612,513 in the second quarter of 2003 from $1,525,640 in the second quarter of 2002, which is an increase of approximately 71%. Payroll expenses increased primarily as a result of the Company’s expansion of its insurance agency operations, the opening of additional service centers and the recent

acquisition of CJD & Associates.   Payroll expenses as a percentage of total operating revenue were approximately 17% in the second quarter of 2003 compared to approximately 16% in the second quarter of 2002.

Other operating expenses also increased primarily as a result of the Company’s expansion of its insurance agency operations, the opening of additional service centers and the recent acquisition of CJD & Associates. Other operating expenses increased to $2,405,297 in the second quarter of 2003, from $1,154,096 in the second quarter of 2002 which is an increase of approximately 108%.  Other operating expenses as a percentage of total operating revenue were approximately 16% in the second quarter of 2003 compared to approximately 12% in the second quarter of 2002.

Bond interest expense incurred by the Company’s finance company subsidiary is considered by the Company to be an operating expense because these funds are used to partially fund the Company’s lending activities.  Bond interest expense increased to $166,090 in the second quarter of 2003 from $122,574 in the second quarter of 2002, which is an increase of approximately 36%. The increase is primarily attributable to the sale of debentures by the Company’s finance company subsidiary.

Interest expenses, other than bond interest expense, are considered by the Company to be non-operating expense.  Interest expense increased to $113,789 in the second quarter of 2003 from $37,347 in the second quarter of 2002.  This represents an increase in interest expense of approximately 205%.  This interest expense comparison excludes participating interest expense paid by the Company’s finance company because all such interest is recorded as a reduction from interest income.  Interest expense increased in the second quarter of 2003 primarily as a result of increased notes payable balances to agency sellers and the issuance of Industrial Revenue Bonds for the renovation of the processing center in 2002.

Depreciation expenses increased to $121,675 in the second quarter of 2003 from $70,000 in the second quarter of 2002, which is an increase of approximately 74%.  The increase is primarily attributable to expense associated with the Company’s recent remodeling of a processing center in Phillipsburg and the recent acquisition of CJD & Associates.

Amortization expense increased to $188,075 in second quarter of 2003 from $90,365 in the second quarter of 2002, which is an increase of approximately 108%.  Amortization expenses increased more in the second quarter of 2003 than in the second quarter of 2002 primarily as a result of the Company’s acquisition of CJD & Associates in June, 2002 and amortization of the Company’s servicing asset.

The accounts and notes receivable asset category is comprised of customer receivable balances, notes receivable balances and accrued interest on notes receivables.    Customer receivables were $6,523,384 and $5,862,128 on June 30, 2003, and 2002, respectively.  This represents an increase in customer receivables of approximately 11%.  Customer receivables increased primarily because total revenues increased.  Notes receivables were $6,211,586 and $2,521,610 on June 30, 2003 and 2002, respectively.  This represents an increase in notes receivables of approximately 146%.  Notes receivables balances vary, sometimes significantly, from period to period as the result of management’s decision to temporarily retain more, or less, loans in its “held for sale” portfolio based on the funds available to the Company.  Accrued interest was $548,388 and $376,762 on June 30, 2003 and 2002, respectively.  This represents an increase in accrued interest of approximately 46% in 2003.  Accrued interest increased primarily as a result of an increase in loan portfolio.  Although a loss allowance was made for the Company’s long-term loss exposure related to its recourse liability on loans sold to participating lenders, no loss allowance has been made for the Company’s accounts and notes receivables because these assets have a short term exposure to loss and the Company has experienced minimal credit losses.  All of the Company’s notes receivables are held for sale and typically sold within a short period of time. Most of the Company’s accounts receivables are agent obligations that are paid at the next monthly statement settlement so accounts receivables are typically paid within 30 days.

Other receivables were $1,040,967 and $1,349,123 on June 30, 2003 and 2002, respectively. This represents a decrease in other receivables of approximately 23%.  This decrease is primarily attributable to the decreased level of agent advances that are due more than 30 days from the date of the advance and therefore not included in agents’ monthly statement balances that must be paid each month.  The due date for these advances is extended beyond 30 days because these advances are typically repaid from receipts that have been delayed.  The most common source of delayed receipts is the delayed payment of commissions by insurance companies during the transition period when an agency is first purchased and the increased level of agency sales is the primary reason for the increased level of delayed receipts.

Prepaid expenses were $1,109,884 and $312,486 on June 30, 2003 and 2002, respectively.  This represents an increase in prepaid expenses of approximately 255%. The prepaid expense asset category is comprised of expenses attributable to the sale of the Company’s public offering of bonds and debentures that are amortized over a period ending at bond or debenture maturity.  Prepaid expenses also include fees for professional expenses associated with the development of a securitization program for the sale of “rated loan participations” that are amortized over a 60 month period.

Accounts payable were $4,267,920 and $2,585,701 on June 30, 2003 and 2002, respectively.  This represents an increase in accounts payable of approximately 65%. The accounts payable liability category is comprised of producer payables, payroll payables and other accrued expenses.  The increase in payables results from expansion of the Company’s operations and an accrual for estimated commission expense due producers that increases as the Company’s insurance commissions increases.

Premiums payable to insurance companies were $5,443,461 and $1,971,048 on June 30, 2003 and 2002, respectively.  This represents an increase in premiums payable of approximately 176%.  This increase is primarily a result of the Company’s expansion of its insurance agency operations and the recent acquisition of CJD & Associates.

The Company’s effective tax rate on income was 34% in the second quarter of 2003 and 34% in the second quarter of 2002.  The Company has recorded income tax payable of $1,208,510 as of June 30, 2003 and a deferred tax asset of $541,043 as of June 30, 2002.  The Company’s deferred tax asset decreased as tax benefits resulting from prior period losses were used to offset current tax expense.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

The Company incurred a net profit of $2,345,929 or $.49 per share for the six months ended June 30, 2003, compared to a net profit of $697,972 or $.13 per share for the comparable period in 2002. Net profits have increased primarily because an increasing share of the Company’s revenues result from the sale of consulting and lending services which typically have larger profit margins than those generated by the Company’s insurance activities.

Total Company operating revenues increased to $31,044,126 for the six months ended June 30, 2003 from $18,062,078 for the comparable period in 2002.  This represents an increase in total operating revenues of approximately 72% from the comparable period in the prior year.  The increase in operating revenues is primarily attributable to an increase in insurance commissions from continued expansion of the Company’s insurance agency operations.  Fees from consulting and other facilitator activities also increased significantly.

Payroll expenses increased to $5,236,834 for the six months ended June 30, 2003 from $2,984,151 for the comparable period in 2002.  This represents an increase in payroll expense of approximately 75%. Payroll expenses increased primarily as a result of the Company’s expansion of its insurance agency operations, the opening of additional service centers and the recent acquisition of CJD & Associates.  Payroll expenses as a percentage of total operating revenue were approximately 17% for the six months ended June 30, 2003 compared to approximately 17% for the comparable period in 2002.

Other operating expenses also increased primarily as a result of the Company’s expansion of its insurance agency operations, the opening of additional service centers and the recent acquisition of CJD & Associates. Other operating expenses increased to $4,412,271 for the six months ended June 30, 2003, from $1,922,005 for the comparable period in 2002 which is an increase of approximately 130%.  Other operating expenses as a percentage of total operating revenue were approximately 14% for the six months ended June 30, 2003 compared to approximately 11% for the comparable period in 2002.

Bond interest expense incurred by the Company’s finance company subsidiary is considered by the Company to be an operating expense because these funds are used to partially fund the Company’s lending activities.  Bond interest expense increased to $328,993 for the six months ended June 30, 2003 from $248,199 for the comparable period in 2002, which is an increase of approximately 33%. The increase is primarily attributable to the sale of debentures by the Company’s finance company subsidiary.

Interest expenses, other than bond interest expense, are considered by the Company to be non-operating expense.  Interest expense increased to $209,299 for the six months ended June 30, 2003 from $80,281 for the comparable period in 2002.  This represents an increase in interest expense of approximately 161%.  This interest expense comparison excludes participating interest expense paid by the Company’s finance company because all such interest is recorded as a reduction from interest income.  Interest expense increased primarily as a result of increased notes payable balances to agency sellers and the issuance of Industrial Revenue Bonds for the renovation of the processing center in 2002.

Depreciation expenses increased to $205,547 for the six months ended June 30, 2003 from $140,000 for the comparable period in 2002, which is an increase of approximately 47%.  The increase is primarily attributable to expense associated with the Company’s recent remodeling of a processing center in Phillipsburg and the recent acquisition of CJD & Associates.

Amortization expense increased to $400,757 for the six months ended June 30, 2003 from $165,855 for the comparable period in 2002, which is an increase of approximately 142%.  The increase in amortization expenses is primarily attributable to the Company’s acquisition of CJD & Associates in June, 2002 and amortization of the Company’s servicing asset.

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

Insurance Franchise Segment

Insurance commissions, primarily from policies sold on a retail basis through franchise agents, increased to $9,287,186 in the second quarter of 2003, from $7,441,079 in the second quarter of 2002. This represents an increase in retail insurance commissions of approximately 25%.  Retail insurance commissions have increased primarily as a result of the Company’s recent expansion.

Commission expense paid to franchise agents increased to $8,036,780 in the second quarter of 2003 from $6,427,720 in the second quarter of 2002. This represents an increase in franchise agent commission expense of approximately 25%.  Commission expense increased because commission income increased and franchise agents are typically paid a share of commission income.

Profit sharing commissions, or the Company’s share of insurance company profits on policies written by franchise agents, increased to $100,365 in the second quarter of 2003 from $54,807 in the second quarter of 2002. This represents an increase in profit sharing commissions of approximately 83%.  Profit sharing commissions represented approximately 1% of second quarter 2003 retail insurance commissions and approximately 1% of second quarter 2002 retail insurance commissions.  Profit sharing commissions increased because insurance company profits increased on policies written by franchise agents.

Retail insurance commissions are reduced by the estimated amount of commission refunds resulting from future policy cancellations.  The factors used to compute commission refund liability changed relatively little from the second quarter of 2002 to the second quarter of 2003.  As such, revenue for the second quarter of 2003 was not decreased compared to a decrease of $13,307 recorded in the second quarter of 2002.  A commission refund liability has been accrued in the amounts of $326,889 at June 30, 2003 compared to $326,306 at June 30, 2002.

Insurance Brokerage Segment

Insurance brokerage operations have become a significant part of the Company’s business as a result of the Company’s acquisition of CJD & Associates in July, 2002.  Prior to December 31, 2002, commissions from insurance brokerage were not considered significant enough to warrant discussion in a separate segment and were therefore discussed in the Insurance Franchise segment.  Insurance brokerage commission revenues were $1,498,512 in the second quarter of 2003.  Insurance brokerage commission expense paid to agents was $581,391 in the second quarter of 2003 and represents approximately 39% of insurance brokerage commissions received in the second quarter of 2003.

Brokerage insurance commissions are reduced by the estimated amount of commission refunds resulting from future policy cancellations.  The factors used to compute commission refund liability changed relatively little from the second quarter of 2002 to the second quarter of 2003.  As such, revenue for the second quarter of 2003 was not decreased and the commission refund liability of $106,436 recorded on June 30, 2003 was unchanged from the previous year.

Facilitator Services Segment

Facilitator services include agency acquisition lending, agency seller consulting, agency buyer consulting and other such services that are typically provided to entrepreneurs to facilitate business ownership.

One of the most significant of the Company’s facilitator services is lending through its finance company subsidiary.  Most of the Company’s loans are made to franchise agents for the purpose of acquiring insurance agencies, although the Company has made an increasing amount of loans to entrepreneurs other than franchise agents.  Net interest income and gross servicing income were $406,389 in the second quarter of 2003 compared to $194,402 in the second quarter of 2002, resulting in an increase of approximately 109%.  When analyzing the impact that net interest margins and gross servicing income have on the Company’s overall finance company operations, consideration should be given to amortization of the Company’s servicing asset and subsequent adjustments to the Company’s interest receivable asset referenced in the following discussion on loan participation sales and asset backed securities sales.

Revenues of $510,709 and $530,607 were recorded during the second quarters of 2003 and 2002 respectively, to realize a gain on the sale of notes receivables from recognition of the servicing asset and interest receivable asset resulting from the sale of loan participations and asset backed securities.  The decrease in revenues from gains on sales of notes receivables is primarily the result of an increase in the loan portfolio.

As part of its finance company’s operations, the Company typically sells most of the insurance agent loans it originates to lenders as participation interest and to accredited investors as asset backed securities..  As such, gains or losses were recognized, loans were removed from the balance sheet and residual assets, representing the present value of future cash flows, were recorded.  Loan participation and asset backed securities sales have made a significant impact on the Company’s financial condition and results of operations.  The following discussion describes this impact on the Consolidated Statements of Income, Consolidated Balance Sheets and the credit quality of the off-balance sheet loans sold with recourse.

In all sales of participation interests,  the Company retains servicing responsibilities for which it typically receives annual servicing fees ranging from .25% to 1.375% of the outstanding balance.  A gain is recognized immediately upon the sale of a loan participation when the annual servicing fees exceed the cost of servicing, which is estimated at .25% of the outstanding loan balance.  In those instances where annual service fees received by the Company are less than the cost of servicing, a loss is immediately recorded.  The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions.  In the second quarters of 2003 and 2002, the net gains (losses) from loan servicing totaled $(37,564) and $212,537 respectively which included gains from servicing benefits of $(37,564) and $216,233 respectively and losses from servicing liabilities of $0 and $3,696 respectively.  The decrease in net gains from loan servicing benefits and servicing losses is primarily the result of selling loans to the securitization and discontinuance of loan servicing by the Company.

In addition to loan servicing fees, the Company often retains interest income when participation interests or assets backed securities are sold.  The Company records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans.The Company’s right to interest income on loan participation sales is not subordinate to the investor’s interests and the Company shares interest income with investors on a prorata basis.  In the case of assets backed securities, the Company’s right to interest income on loan sales is subordinate to the investor’s interest. Although not subordinate to investor’s interests, the Company’s retained interest is subject to credit and prepayment risks on the transferred financial assets. In those instances where the Company provides recourse, a reduction is recorded based on a present value calculation of future cash flows of the underlying loans.  In the second quarters of 2003 and 2002, the net gains from interest benefits totaled $548,273 and $285,815 respectively which included gross gains from interest benefits of $737,916 and $336,896 respectively and losses from write down of retained interest asset to fair market value of $189,643 and $51,081 respectively. The above net gains from interest benefits reflect the interest benefits derived from the loans sold to Brooke Acceptance Company in the securitization.The increase in net gains from interest benefits is primarily the result of a larger loan portfolio and the resulting loan participation sales.  Gains from servicing and interest benefits are typically non-cash gains as the Company receives cash equal to the carrying value of the loans sold.  The Company has allocated the previous carrying amount between the assets sold and the corresponding retained interests, however cash in excess of the previous carrying amount is not generated by loan sales.  A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities.

Underlying assumptions used in the initial determination of future cash flows on the participation loans and asset back securities accounted for as sales include the following:

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed-Rate Stratum)
Prepayment speed*	10%	8%
Weighted average life	106.7 months	61.7 months
Expected credit losses*	5%	1.5%
Discount Rate*	8.5%	8.5%

*Annual rates

Gain-on-sale accounting requires management to make assumptions regarding prepayment speeds and credit losses for participated loans and asset back securities.  The performances of these loans are extensively monitored, and adjustments to these assumptions will be made if necessary.

The impact from the sale of loan participations and asset backed securities can be seen in several areas of the Company’s balance sheet.  The most significant has been the removal of loans that the Company continues to service.  On June 30, 2003 and June 30, 2002, the balances of those off-balance sheet assets totaled $75,558,561 and $44,547,039 respectively.  The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio and the resulting loan participation and asset backed securities sales.

In connection with the recognition of non-cash gains for the servicing benefits of loan participation sales, the present value of future cash flows were recorded as a servicing asset.  Components of the servicing asset as of June 30, 2003 were as follows:

Estimated cash flows from loan servicing fees	$2,850,253
Less:
Servicing Expense	797,937
Discount to Present Value	827,007
Carrying Value of Retained Servicing Interest in Loan Participations	$1,225,309

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows were recorded as a servicing liabilities.  Components of the servicing liability as of June 30, 2003 were as follows:

Estimated cash flows from loan servicing fees	$0
Less:
Servicing expense	69,257
Discount to present value	19,925
Carrying Value of Retained Servicing Liability in Loan Participations	$49,332

In connection with the recognition of non-cash gains for the interest benefits of loan participation sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities.  Components of the interest receivable asset as of June 30, 2003 were as follows:

Estimated cash flows from interest income	$3,511,084
Less:
Estimated credit losses *	365,285
Discount to present value	734,749
Carrying Value of Retained Interest in Loan Participations	$2,411,050

* Estimated credit losses from liability on sold recourse loans with balances totaling $24,063,793 on June 30, 2003.  Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

In connection with the recognition of non-cash gains for the interest benefits of asset backed securities sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities.  Components of the interest receivable asset as of June 30, 2003 were as follows:

Estimated cash flows from interest income	$1,169,386
Less:
Estimated credit losses *	0
Discount to present value	350,906
Carrying Value of Retained Interest in Asset Backed Securities	$818,480

The following table presents a summary of various indicators of the credit quality of off-balance sheet recourse loans at June 30, 2003:

Net charge offs*	$0
Recourse loans sold	$24,063,793
Estimated credit losses provided for	$365,285
Estimated credit losses to recourse loans sold at period end	1.51%
Estimated Credit Loss Rates:
Annual basis (variable rate)	.50%
Annual basis (fixed rate)	.25%
Percentage of original balance	1.64%
Delinquency rates:
30 to 89 days*	0%
90 days or more*	0%

*Although no amounts of recourse loans were charged off for the period ending June 30, 2003 and no loans were delinquent 30 days or more as of June 30, 2003, it is likely that loan delinquencies and loan charge offs will occur during the life of the sold recourse loans.

The Company facilitator services also include consulting with, and otherwise assisting, insurance agency buyers and sellers.  Revenues from consulting related activities, (facilitator fees, buyers assistance plan fees, gains on agency sales and agency seller discounts) totaled $3,530,471 and $1,443,089 for the quarters ending 2003 and 2002, respectively.  Facilitator fee income increased primarily because of  the company’s increasing emphasis on fee income and increased levels of agency acquisitions by agents.

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

The Company provides consulting and other assistance to agency owners during the first months of agency ownership through a Buyers Assistance Plan (“BAP”) program.  The Company records BAP income using the percentage of completion accounting method, so $1,174,042 and $1,270,697 of BAP income was deferred as of June 30, 2003 and 2002, respectively.  The Company’s profitability is substantially the result of fee income from its facilitator activities which are typically associated with the purchase and sale of insurance agencies.  As such, the value of those agencies and the financial performance of insurance agency buyers are important to the Company’s prospects.  The Company is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of its agencies.  The performance of the Company’s loan portfolio appears to substantiate this conclusion.

The Company’s business includes the buying and selling of insurance agencies held in inventory. None of the agencies purchased by the Company during the quarters ended June 30, 2003 and 2002 had previously been purchased by the company within the prior twenty four month period. The number of twice-purchased agencies is an important indicator of the Company’s success in recruiting qualified buyers.

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

Liquidity and Capital Resources

The balances of the Company’s cash and cash equivalents were $5,365,953 and $4,753,902 at June 30, 2003 and June 30, 2002 respectively.  The Company’s current ratios (current assets to current liabilities) were 1.6 and 1.6 at June 30, 2003 and June 30, 2002 respectively.  The Company’s current ratio and cash balances will be adversely affected if agency inventory increases, seller loan balances are prepaid, or additional notes are retained.

The Company’s cash balances decreased by $1,844,365 from December 31, 2002 to June 30, 2003 primarily because it increased the amount of loans held in its portfolio.  For the six month period ending June 30, 2003, net cash of $994,393 was used in operating activities.  Cash of $1,973,527 was provided by an increase in premiums due to insurance companies and income taxes payable.  Cash of $4,046,813 was used to fund an increase in accounts and notes receivables. Cash of $1,179,652 was provided by a decrease in other receivables. Cash of $885,570 was used to fund an increase in prepaid expenses. For the six month period ending June 30, 2003, net cash of $962,439 was provided by investing activities.  A large net cash inflow resulted from insurance agency inventory transactions as cash proceeds of $9,630,669 from sales of agency inventory exceeded cash payments of $5,909,143 for purchases of agency inventory primarily because cash payments for part of the agency purchase prices were deferred. Cash payments of $2,474,798 were used to invest in a security associated with the sale of asset backed securities.  For the six month period ending June 30, 2003, net cash of $1,812,411 was used in financing activities with $2,041,701 of cash used for payments on long-term debt.

The Company’s cash balances decreased by $33,967 from December 31, 2001 to June 30, 2002.  For the six month period ending June 30, 2002, net cash of $2,608,361 was used in operating activities.  Cash of $1,019,053 was used to fund an increase in account and notes receivables  and cash of $1,514,761 was used to fund an increase in prepaids and other assets.  Although the Company’s business includes the buying and selling of insurance agencies held in inventory, a $187,061 gain on the sale of inventory was excluded as an operating source of cash because changes in inventory have been classified as an investing activity.  For the six month period ending June 30, 2002, net cash of $4,169,526 was provided by investing activities. A large net cash inflow resulted from insurance agency inventory transactions as cash proceeds of $7,508,820 from sales of agency inventory exceeded cash payments of $3,096,443 for purchases of agency inventory primarily because cash payments for part of the agency purchase prices were deferred.  For the six month period ending June 30, 2002, net cash of $1,595,132 was used in financing activities, with the most significant portion of the cash used for payments on long-term seller debt.

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

When analyzing the Company’s intangible assets, consideration should be given to the following.  The Company’s “Other Assets” account balances totaled $3,727,354 and $2,285,622 on June 30, 2003 and 2002 respectively and are comprised primarily of intangible accounts such as  excess of cost over fair value of net assets, deferred tax assets,  and servicing assets.  If the Company’s total assets are adjusted to exclude Other Assets, then the Company’s total adjusted assets exceeded its total liabilities by $1,117,020 on June 30, 2003 and total adjusted assets exceeded total liabilities by $387,129 on June 30, 2002.  Future Company acquisitions will likely increase the Other Assets account balances and will likely result in total liabilities exceeding adjusted total assets in future periods. The Company’s “Investment in Agencies” account balances of $366,983 and $594,446 on June 30, 2003 and 2002, respectively represent the cost, or market value if lower, of insurance agencies held in inventory for resale to franchise agents.  Although intangible, the Company believes that agency inventory assets differ from other intangible assets because agency inventory is held for a relatively short period of time and has a recently demonstrated value.

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

Related Party Loans

The Company’s related party loans and other information are summarized in footnote number 12 to the Company’s Consolidated Financial Statements for the  quarter ended June 30, 2003.

Critical Accounting Policies

The Company established accounting policies are summarized in footnote number 1 to the Company’s Consolidated Financial Statements for the fiscal quarter ended June 30, 2003.  As part of its oversight responsibilities, management continually evaluates the propriety of its accounting methods as new events occur.  Management believes that its policies are applied in a manner which is intended to provide the user of the company’s financial statements a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles.

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

Effect of Recently Issued Accounting Pronouncements

Footnote number 11 to the Company’s Consolidated Financial Statements for the fiscal quarter ended June 30, 2003 provide additional information on the effect to the Company of the following recently issued accounting pronouncements: SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”.

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

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

During the second quarter of 2003 no legal proceedings were commenced to which the Company is a party or to which its property is subject that will result in a judgment against the Company for an amount in excess of 10% of the current assets of the Company, nor to the best of the Company’s knowledge are any material legal or other governmental proceedings contemplated.

Item 2.  Changes in Securities and Use of Proceeds

(a)        None

(b)        None

(c)        On February 27, 2001, the Company commenced the offering of 100,000 shares (600,000 on a split adjusted basis) of its 2002 Convertible Preferred Stock, par value $25.00 per share (the “2002 Convertible Preferred Stock”).  For the first quarter period ending March 31, 2002, the Company sold 26,350 shares (158,100 on a split adjusted basis) of 2002 Convertible Preferred Stock for an aggregate purchase price of $658,750.  The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933, as amended, under Section 3(a)(11) and Rule 147.  The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas.  The Company’s offering of 2002 Convertible Preferred Stock was terminated on February 14, 2002.

Prior to April 1, 2002, the holders of 2002 Convertible Preferred Stock had the right, at their option, to convert all or part of their 2002 Convertible Preferred Stock to common stock of the Company (“Common Stock”).  In the event that a holder of 2002 Convertible Preferred Stock elected to convert its shares to Common Stock, one share of 2002 Convertible Preferred Stock would be exchanged for one share of Common Stock.  The conversion of shares would occur immediately upon written notice to the Company.  At any time after April 1, 2002, the Company has the option to redeem its 2002 Convertible Preferred Stock by paying $27.50 for each share held.   The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933, as amended, under Section 3(a)(11) and Rule 147.  The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal places of business are within the State of Kansas.

On January 31, 2002, the Company commenced the offering of 10,000 shares (60,000 on a split adjusted basis) of its 2002A Convertible Preferred Stock, par value $25.00 per share (the “2002A Convertible Preferred Stock”).  For the first quarter period ending March 31, 2002, the Company sold 10,000 shares (60,000 on a split adjusted basis) of 2002A Convertible Preferred Stock for an aggregate purchase price of $250,000.  The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933, as amended, under Section 3(a)(11) and Rule 147.  The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas.  The Company’s offering of 2002A Convertible Preferred Stock was terminated on February 15, 2002.

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

Prior to April 1, 2002, the holders of 2002 Convertible Preferred Stock and 2002A Convertible Preferred Stock converted 60,333 of their preferred shares into 60,333 shares of Common Stock (361,998 shares on a split adjusted basis). The holders of 2002 Convertible Preferred Stock and 2002A Convertible Preferred Stock that did not convert their shares to Common Stock prior to April 1, 2002 have no conversion rights. In the case of liquidation or dissolution of the Company, the holders of the 2002 Convertible Preferred Stock or 2002A Convertible Preferred Stock shall be entitled to be paid in full the liquidation value, $25 per share, after payment of full liquidation value to the holders of 2002 Convertible Preferred Stock and 2002A Convertible Preferred Stock and before the holders of Common Stock.

On March 4, 2002, the Company commenced the offering of 31,250 shares (187,500 shares on a split adjusted basis) of its 2002B Convertible Preferred Stock, par value $32.00 per share (the “2002B Convertible Preferred Stock”).  For the second quarter ending June 30, 2002 the Company sold 34,153 shares (204,918 on a split adjusted basis) of 2002B Convertible Preferred Stock for an aggregate purchase price of $1,092,896.  The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933, as amended, under Section 3(a)(11) and Rule 147.  The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas.  The Company’s offering of 2002B Convertible Preferred Stock was terminated on April 30, 2002.

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

On or prior to May 15, 2002, the holders of 2002B Convertible Preferred Stock converted 9,822 of their preferred shares into 9,822 shares of Common Stock (58,932 on a split adjusted basis). The holders of 2002B Convertible Preferred Stock that did not convert their shares to Common Stock on or prior to May 15, 2002 have no conversion rights. In the case of liquidation or dissolution of the Company, the holders of the 2002B Convertible Preferred Stock shall be entitled to be paid in full the liquidation value, $32 per share, after payment of full liquidation value to the holders of 2002B Convertible Preferred Stock, 2002 Convertible Preferred Stock, 2002A Convertible Preferred Stock, and before the holders of Common Stock.

 On February 18, 2003 the Company declared a Common Stock dividend to the Company’s Common Stock shareholders of record as of March 3, 2003.  Common Stock shareholders of record received five additional shares of the Company’s Common Stock for every one share owned.  The additional shares were distributed on March 12, 2003 and available for sale on the following day.

Item 3.  Defaults Upon Senior Securities

There have been no defaults upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s annual shareholders’ meeting was held on April 24, 2003.  The following table sets forth each of the proposals the stockholders were asked to vote upon and the results of the meeting:

Proposal	Results

1. Proposal for election of Robert D. Orr, Michael Hess Leland Orr, John Allen, Derrol Hubbard and Joe Barnes to the Board of Directors	For	3,609,533
	Against	0
	Abstain	23,844

2. Proposal to ratify the selection of Summers, Spencer, & Callison, CPA’s Chartered as the Company’s independent auditors for the fiscal year ending December 31, 2003	For	3,606,099
	Against	0
	Abstain	27,278

3. Proposal to approve the amendments to the Company’s bylaws proposed by the Board of Directors	For	3,605,499
	Against	0
	Abstain	27,878

Item 5. Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.  The following exhibits are filed as part of this report.  Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-B:

Exhibit No.	Description

23.1	Consent of Accountants(1)
31.1	Certification of Chief Executive Officer of Brooke Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Brooke Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Brooke Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Brooke Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Filed herewith.

(b) Reports on Form 8-K.  During the second  quarter of 2003, there were three reports on Form 8-K filed.

Form 8-K dated May 15, 2003.  Reported Item 5 containing press releases of May 5, 2003 and two releases of May 8, 2003.  The May 5, 2003 release covered the announcement by Michael Lowry of Brooke Credit Corporation, a subsidiary of the Company, regarding the issuance of $13,350,000 in asset-backed securities through Brooke Acceptance Company LLC.  The first press release of May 8, 2003 announced the Company earnings for the first quarter of 2003.  The second release announced a Common Stock dividend increase.

Form 8-K dated June 2, 2003. Reported Item 5 containing the press release of May 21, 2003 covering the Company listing announcement with the American Stock Exchange.

Form 8-K dated June 10, 2003. Reported Item 5 containing the press release of June 10, 2003 regarding the Company’s election of its newest director, Joe Barnes.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2003		BROOKE CORPORATION

	By:	/s/ Robert D. Orr
Robert D. Orr, Chief Executive Officer

	By:	/s/ Leland G. Orr
Leland G. Orr, Chief Financial Officer

EXHIBIT LIST

Exhibit No.	Description

23.1	Consent of Accountants(1)
31.1	Certification of Chief Executive Officer of Brooke Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer of Brooke Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer of Brooke Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer of Brooke Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)  Filed herewith.