Form 10QSB
period 2003-09-30
BROOKE CORP
filed 2003-11-12
CIK 834408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number:  000-31789

BROOKE CORPORATION

(Exact name of small business issuer as specified in its charter)

Kansas	48-1009756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10950 Grandview Dr. Suite 600, Overland Park, Kansas 66210
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (913) 661-0123

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  (Check One):  Yes  ☒    No  ☐

As of September 30, 2003 there were 4,668,178 shares of the registrant’s sole class of common stock outstanding.

Transitional Small Business Disclosure Format  (Check One):  Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1.  Financial Information

BROOKE CORPORATION

Consolidated Financial Statements

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Brooke Corporation

Consolidated Financial Statements

For the Nine Months Ended September 30, 2003 and 2002

INDEPENDENT ACCOUNTANTS’ CONSENT

We consent to the use in the September 30, 2003 Form 10-QSB of our review report dated October 24, 2003 accompanying the financial statements and schedules.

Summers, Spencer & Callison, CPAs, Chartered

Topeka, Kansas

November 7, 2003

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors

Brooke Corporation:

We have reviewed the accompanying consolidated balance sheets of

BROOKE CORPORATION

as of September 30, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three-month and nine-month periods then ended.  These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

Summers, Spencer & Callison, CPAs, Chartered

Topeka, Kansas

October 24, 2003

Brooke Corporation

CONSOLIDATED FINANCIAL STATEMENTS

Brooke Corporation

Consolidated Balance Sheets

(unaudited)

SEPTEMBER 30, 2003 AND 2002

ASSETS

	2003	2002
Current Assets
Cash	$6,227,786	$5,121,129
Accounts and notes receivable, net	16,652,843	7,597,138
Note receivable, parent company	608,189	608,189
Other receivables	818,212	1,743,222
Securities	3,194,541	1,198
Interest-only strip receivable	2,802,247	1,223,126
Deposits	341,431	50,156
Prepaid expenses	496,861	230,714

Total Current Assets	31,142,110	16,574,872

Investment in Agencies	366,983	—

Property and Equipment
Cost	5,265,805	4,037,562
Less: Accumulated depreciation	(2,175,174)	(2,149,528)

Net Property and Equipment	3,090,631	1,888,034

Other Assets
Excess of cost over fair value of net assets	2,511,306	2,309,627
Less: Accumulated amortization	(571,589)	(350,469)
Prepaid commission guarantee	—	7,050
Prepaid finders fee	13,451	13,959
Contract database	624,179	37,564
Servicing asset	1,675,423	876,904
Agency asset	421,519	323,717
Restricted cash	278,084	27,273
Deferred tax asset	—	497,170

Net Other Assets	4,952,373	3,742,795

Total Assets	$39,552,097	$22,205,701

See accompanying notes to financial statements and independent accountants’ review report.

Brooke Corporation

Consolidated Balance Sheets

(unaudited)

September 30, 2003 and 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002
Current Liabilities
Accounts payable	$5,227,008	$3,040,709
Premiums payable to insurance companies	5,883,572	3,579,581
Unearned buyer assistance plan fees	1,021,868	1,893,745
Accrued commission refunds	434,665	320,846
Income tax payable	1,166,031	—
Deferred income tax payable	137,460	—
Short term debt	1,164,189	1,481,247
Current maturities of long-term debt	10,851,004	1,661,500

Total Current Liabilities	25,885,797	11,977,628

Non-current Liabilities
Servicing liability	47,472	55,421
Long-term debt less current maturities	8,416,917	7,598,443

Total Liabilities	34,350,186	19,631,492

Stockholders’ Equity
Common stock, $1 par value, 9,500,000 shares authorized, 4,668,178 and 774,173 shares issued and 4,668,178 and 763,123 shares outstanding	4,668,178	774,173
Preferred stock, $75 par value, 1,000 shares authorized, 133 and 781 shares issued and outstanding	10,000	58,600
Preferred stock, $25 par value, 464,625 shares authorized, 49,667 and 49,667 shares issued and outstanding	1,241,675	1,241,675
Preferred stock, $32 par value, 34,375 shares authorized, 24,331 and 24,331 shares and outstanding issued	778,592	778,592
Less: Treasury stock, 0 and 11,050 shares at Cost	—	(39,500)
Additional paid-in capital	29,738	1,976,552
Retained earnings (deficit)	(1,793,106)	(2,359,796)
Accumulated other comprehensive income	266,834	143,913

Total Stockholders’ Equity	5,201,911	2,574,209

Total Liabilities and Stockholders’ Equity	$39,552,097	$22,205,701

See accompanying notes to financial statements and independent accountants’ review report.

Brooke Corporation

Consolidated Statements of Income

(unaudited)

Three Months Ended September 30, 2003 and 2002

	2003	2002
Operating Income
Insurance commissions	$11,790,527	$8,712,811
Interest income (net)	474,155	43,640
Facilitator fees	1,731,135	527,653
Gain (loss) on sale of agencies	251,703	(191,504)
Buyer assistance plan fees	2,433,528	949,708
Gain on sale of notes receivable	902,023	505,448
Policy fee income	138,620	—
Other income	3,216	655

Total Operating Income	17,724,907	10,548,411

Operating Expenses
Commissions expense	9,471,260	6,932,626
Payroll expense	2,899,666	1,946,650
Depreciation and amortization	389,349	238,600
Other operating expenses	3,426,899	1,088,860
Bond interest expense	168,079	124,099

Total Operating Expenses	16,355,253	10,330,835

Income from Operations	1,369,654	217,576

Other Expenses
Interest expense	130,606	71,074

Total Other Expenses	130,606	71,074

Income Before Income Taxes	1,239,048	146,502

Income tax expense	417,158	49,811

Net Income	$821,890	$96,691

Net Income per Share:
Basic	.17	.01
Diluted	.15	.01

See accompanying notes to financial statements and independent accountants’ review report.

Brooke Corporation

Consolidated Statements of Income

(unaudited)

Nine Months Ended September 30, 2003 and 2002

	2003	2002
Operating Income
Insurance commissions	$34,229,826	$22,210,504
Interest income (net)	1,297,261	479,838
Facilitator fees	3,610,545	1,188,924
Gain (loss) on sale of agencies	251,076	(4,443)
Buyer assistance plan fees	6,673,130	2,627,335
Gain on sale of notes receivable	2,315,655	1,696,340
Gain on extinguishment of debt	5,000	397,306
Policy fee income	346,640	—
Other income	39,900	14,685

Total Operating Income	48,769,033	28,610,489

Operating Expenses
Commissions expense	26,167,246	18,396,679
Payroll expense	8,136,500	4,930,801
Depreciation and amortization	995,653	544,455
Other operating expenses	7,839,170	3,010,865
Bond interest expense	497,072	372,298

Total Operating Expenses	43,635,641	27,255,098

Income from Operations	5,133,392	1,355,391

Other Expenses
Interest expense	339,905	151,355

Total Other Expenses	339,905	151,355

Income Before Income Taxes	4,793,487	1,204,036

Income tax expense	1,625,668	409,373

Net Income	$3,167,819	$794,663

Net Income per Share:
Basic	.65	.14
Diluted	.59	.14

See accompanying notes to financial statements and independent accountants’ review report.

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

Nine Months Ended September 30, 2003 and 2002

	Common Stock	Preferred Stock	Treasury Stock	Notes Receivable for Common Stock	Add’l Paid- In Capital	Retained Earnings	Accum Other Comprehensive Income	Total
Balances, December 31, 2001	$704,018	$1,899,850	$(39,500)	$(8,193)	$703,023	$(2,787,370)	$7,311	$479,139
Dividends paid						(367,089)		(367,089)
Preferred stock issued		2,001,646						2,001,646
Fair market value of contributed services					30,000			30,000
Equity Conversion	70,155	(1,822,629)			1,752,474			—
Loans for common stock issuances				8,193				8,193
Deferred charges					(508,945)			(508,945)
Comprehensive income:
Interest-only strip receivable, fair market value							136,602	136,602
Net income						794,663		794,663

Balances, September 30, 2002	$774,173	$2,078,867	$(39,500)	$—	$1,976,552	$(2,359,796)	$143,913	$2,574,209

Balances, December 31, 2002	$774,973	$2,078,867	$(39,500)	$—	$1,875,333	$(1,868,981)	$219,980	$3,040,672
Dividends paid						(1,095,802)		(1,095,802)

Equity stock split	3,819,615				(1,892,761)	(1,956,642)		(29,788)
Equity issuance	73,590	(48,600)	39,500		47,166	(39,500)		72,156
Comprehensive income:
Interest-only strip receivable, fair market value							46,854	46,854
Net income						3,167,819		3,167,819

Balances, September 30, 2003	$4,668,178	$2,030,267	$—	$—	$29,738	$(1,793,106)	$266,834	$5,201,911

See accompanying notes to financial statements and independent accountants’ review report.

Brooke Corporation

Consolidated Statements of Cash Flows

(unaudited)

Nine Months Ended September 30, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net income	$3,167,819	$794,663
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	320,222	226,450
Amortization	675,431	318,005
Fair market value of contributed services	—	30,000
(Gain) loss on sale of inventory	(251,076)	4,443
Deferred income tax expense	159,637	409,373
Gain on sale of notes receivable	(2,315,655)	(1,696,340)
(Increase) decrease in assets:
Accounts and notes receivables	(7,416,298)	43,029
Other receivables	1,402,407	(864,150)
Prepaid expenses and other assets	(276,252)	48,042
Increase (decrease) in liabilities:
Accounts and expenses payable	45,034	741,343
Other liabilities	2,234,586	2,312,366

Net cash provided by (used) in operating activities	(2,254,145)	2,367,224

Cash flows from investing activities:
Cash payments for securities	(2,474,798)	—
Cash payments for property and equipment	(1,137,316)	(531,660)
Purchase of subsidiary and agency assets	(276,679)	(2,224,816)
Purchase of insurance agency inventory	(9,260,171)	(3,833,605)
Proceeds from sales of insurance agency inventory	15,814,873	9,553,106

Net cash provided by investing activities	2,665,909	2,963,025

Cash flows from financing activities:
Deferred charges	—	(508,945)
Dividends paid	(1,095,803)	(367,089)
Cash proceeds from bond/debenture issuance	1,304,000	580,000
Cash proceeds from preferred stock issuance	—	2,001,646
Cash proceeds from common stock issuance	42,369	—
Loan proceeds on Line of Credit	2,000,000	—
Payments on bond maturities	(425,000)	(30,000)
Payments on short-term borrowing	(473,113)	(695,515)
Payments on long-term debt	(2,746,749)	(5,977,086)

Net cash used in financing activities	(1,394,296)	(4,996,989)

Net increase (decrease) in cash and cash equivalents	(982,532)	333,260
Cash and cash equivalents, beginning of period	7,210,318	4,787,869

Cash and cash equivalents, end of period	$6,227,786	$5,121,129

See accompanying notes to financial statements and independent accountants’ review report.

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

Nine Months Ended September 30, 2003 and 2002

1.              Summary of Significant Accounting Policies

(a)                   Organization

Brooke Corporation (the “Company”), was incorporated under the laws of the State of Kansas on January 17, 1986.  The Company has been listed on the American Stock Exchange under the symbol “BXX” since May 29, 2003.  The Company’s registered offices are located in Phillipsburg, Kansas.  On September 30, 2003, Brooke Holdings, Inc. owned  65.05% of the Company’s common stock.  The Company’s business activities include recruiting franchise agents, lending to franchise agents and consulting with franchise agents through its wholly owned subsidiaries.  Most of the Company’s revenues result from the sale of property and casualty insurance policies through franchise agents.

All of the Company’s subsidiaries are 100% owned and controlled. All of the Company’s subsidiaries, except for Brooke Acceptance Company, LLC and Brooke Captive Credit Company 2003, LLC, are consolidated for financial statement purposes.  Subsidiaries are their own legal entities and own their own assets, but are grouped into one of three segments that correspond to the Company’s three product lines: 1) master agent services, or franchising, 2) facilitator services, or those activities primarily associated with the transfer of agency ownership, and 3) brokerage services, or those activities primarily associated with the sale of insurance on a wholesale basis.  Although the Company has multiple subsidiaries, the Company’s services are sold and performed by one of three primary subsidiaries: Brooke Franchise Corporation (formerly Interstate Insurance Group, LTD), Brooke Credit Corporation and CJD & Associates, L.L.C.

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

Subsidiaries in the Master Agent group include:

Brooke Franchise Corporation is a Missouri corporation.  On November 15, 2002, the Company changed the subsidiary name from Interstate Insurance Group, LTD to Brooke Franchise Corporation so that the corporate name better identifies the subsidiary’s business purpose.  The primary business purpose of this subsidiary is franchising and providing services to franchise agents through its network of regional offices and service centers.  Effective December 31, 2002, Brooke Franchise Corporation became a franchisor and the assignee of franchise fees to be received by the Company pursuant to certain franchise agreements previously executed.

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

Brooke Agency Services Company of Nevada, LLC is a licensed Nevada insurance agency that sells insurance through the Company’s network of franchise agents.  On November 18, 2002, the Company changed the subsidiary name from Brooke Corporation of Nevada to Brooke Agency Services Company of Nevada, LLC.  This subsidiary is used for licensing purposes.  Although Brooke Agency Services Company of Nevada, LLC may be a party to contracts pursuant to which it receives revenues, it does not conduct any operations and does not have any revenues because all such revenues have been assigned to Brooke Franchise Corporation for performance of any associated obligations.

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

Brooke Captive Credit Company 2003, LLC is a limited liability company organized under the laws of the state of Delaware on June 18, 2003.  It is a bankruptcy-remote special purpose entity of Brooke Credit Corporation and is the anticipated purchaser of Brooke Credit Corporation loans pursuant to a sale and issuer of certain floating rate asset backed notes issued pursuant to an Indenture dated November 1, 2003.  The financial information of Brooke Captive Credit Company 2003, LLC is not consolidated with the Company’s financial information.

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

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $434,665 and $320,846 as of September 30, 2003 and 2002, respectively.

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

Many of the BAP services (inspection reports, operations analysis, marketing plan development) are provided by the Company before, or within thirty days after, agency acquisition.  As such, approximately 82% of those fees related to BAP agreements were immediately recognized as revenue. Any remaining BAP fees are typically recognized throughout the BAP period as the remaining BAP related services are performed.  Revenues from facilitator fees, gains on sale of agencies, seller consulting and seller discounts are recognized immediately because the Company has no continuing obligation.

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

(g)        Excess Cost of Purchased Subsidiary

Included in other assets are unamortized costs of purchased subsidiaries (Brooke Life and Health, Inc., The American Agency, Inc., and CJD & Associates, L.L.C.) in excess of the fair value of underlying net tangible assets acquired. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization was $165,840 and $95,000 for the periods ended September 30, 2003 and 2002, respectively.  The “excess cost of purchased subsidiary” resulted from the purchase of a subsidiary corporation.

On July 1, 2002, the Company acquired 100% of the outstanding shares of CJD & Associates, L.L.C. and $1,416,779 of the initial purchase price was allocated to Excess Cost of Purchased Subsidiary. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods.  In accordance with paragraph 80 of APB 16, “Business Combinations”, any such payments for an increased purchase price shall be recorded as Excess Cost of Purchased Subsidiary when made. Additional payments of the purchase price have been made in the amount of $201,679 since the initial purchase.

(h)    Income Taxes

Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to net operating loss carryforwards that are available to offset future taxable income. The Company files its federal income tax return on a consolidated basis with its subsidiaries.

(i)    Investment in Agencies

The amount of assets included in the “Investment in Agencies” category is the total of purchase prices paid, or market prices if lower, for agency assets that the Company acquires to hold in inventory for sale to its agents.  These assets are carried at the lower of cost or market because they are available for sale and not held for investment.  The number of agencies purchased for this purpose for the period ending September 30, 2003 and 2002 was 43 and 18, respectively. Correspondingly the number of agencies sold from inventory for the period ending September 30, 2003 and 2002 was 43 and 20, respectively.  At September 30, 2003, the “Investment in Agencies” inventory consisted of a Colorado agency at a fair market value of $366,983.

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

(l)    Deferred Charges

Deferred charges relate to costs associated with the public offering of preferred stock and bonds. Selling expenses, auditor fees, legal costs and filing charges associated with the Company’s public offering of stock totaled $1,070,043 and have been offset against stock proceeds. Similar costs associated with the Company’s public offering of bonds totaled $614,658 and are classified as prepaid expenses that are amortized over a period ending at bond or debenture maturity. Net of amortization, the balance of all such prepaid expenses as of September 30, 2003 was $342,179.

(m)    Equity Rights and Privileges

Convertible preferred stockholders shall be entitled to a 9% cumulative dividend in cash of the liquidation value of such stock per share per annum, as determined by the Board of Directors. Convertible preferred stock may convert to common stock at a rate of 78 shares of common stock for 1 share of preferred stock. Convertible preferred stock has no voting rights. During the third quarter of 2003, the holders of convertible preferred stock converted 298 of their preferred shares into 23,244 shares of common stock.  Holders of convertible preferred stock, upon liquidation or dissolution of the Company, are entitled to be paid an amount equal to $75 for each share of preferred stock not converted into common stock before any amount may be paid to holders of common stock. In addition to the convertible preferred stock, the Company is authorized to issue 499,000 shares of preferred stock. The authorized shares consist of 100,000 shares of 2002 convertible preferred stock, 10,000 shares of 2002A convertible preferred stock, 34,375 shares of 2002B convertible preferred stock, and 200,000 shares of 2003 convertible preferred stock. The holders of the 2002 and 2002A convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 10% of the liquidation value of such stock per share per annum if determined by the Board of Directors. Prior to April 1, 2002, the holders of 2002 and 2002A convertible preferred stock converted 60,333 of their preferred shares into 60,333 shares of common stock (361,998 shares on a split adjusted basis). The holders of 2002 and 2002A convertible preferred stock that did not convert their shares to common shares prior to April 1, 2002 have no conversion rights. In the case of liquidation or dissolution of the Company, the holders of the 2002 or 2002A convertible preferred stock shall be entitled to be paid in full the liquidation value, $25 per share, after payment of full liquidation value to the holders of convertible preferred stock and before the holders of common stock. The holders of 2002B convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 9% of the liquidation value of such stock per share per annum if determined by the Board of Directors. On or prior to May 15, 2002, the holders of 2002B convertible stock converted 9,822 of their preferred shares into 9,822 shares of common stock (58,932 on a split adjusted basis). The holders of 2002B convertible preferred stock that did not convert their shares to common shares on or prior to May 15, 2002 have no conversion rights. In the case of liquidation or dissolution of the Company, the holders of the 2002B convertible preferred stock shall be entitled to be paid in full the liquidation value, $32 per share, after payment of full liquidation value to the holders of convertible preferred stock, 2002 convertible preferred stock, 2002A convertible preferred stock, and before the holders of common stock.  On February 18, 2003, the Board of Directors designated 200,000 shares of preferred stock as 2003 convertible preferred stock; however, there are no immediate plans to issue such shares.

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

(n)    Per Share Data

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the periods ended September 30, 2003 and 2002 were $147,830 and $164,228, respectively. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding.   The shares listed for September 30, 2002 have been adjusted for the split of stock that occurred in the first quarter of 2003 as if it occurred in the first quarter of 2002 for comparative purposes.

		September 30, 2003		September 30, 2002

Basic Earnings Per Share
Net Income		$3,167,819		$794,663
Less: Preferred Stock Dividends		(147,830)		(164,228)

Income Available to Common Stockholders		3,019,989		630,435
Average Common Stock Shares	4,661,178		4,511,130
Less: Treasure Stock Shares	(0)	4,661,178	(11,050)	4,500,080

Basic Earnings Per Share		$.65		$.14

		September 30, 2003		September 30, 2002

Diluted Earnings Per Share
Net Income		$3,167,819		$794,663
Less: Preferred Stock Dividends on Non-Convertible Shares		(147,830)		(98,757)

Income Available to Common Stockholders		3,019,989		695,906
Average Common Stock Shares	4,661,178		4,511,130
Less: Treasure Stock Shares	(0)		(11,050)
Plus: Allowance for Shares Converted During 2002	11,352		60,918
Plus: Assumed Conversion of Convertible Preferred Shares	208,452		208,452
Plus: Assumed Exercise of 41,350 Stock Options Shares	226,440	5,107,422	273,000	5,042,450

Diluted Earnings Per Share		$.59		$.14

(o)    Buyer Assistance Plan

 Through its subsidiary The American Heritage, Inc., the Company offers a consulting and cash flow assistance program (Buyer Assistance Plan or “BAP”) to provide assistance to agency buyers during the first months of insurance agency ownership. Although most of the BAP services provided by the Company are performed in the first month of agency ownership, some of the BAP services are performed later and a portion of BAP fees are therefore deferred until the cost of providing the service is incurred. Unearned buyer assistance plan and other related fees were $1,021,868 and $1,893,745 at September 30, 2003 and 2002, respectively.

Net cash flow assistance related to commission performance is recognized as an expense at the end of the BAP period, because of the uncertain timing of commission payments during ownership transition. Although not determinable until the end of the BAP period, the amount of the Company’s net cash flow assistance expenditures associated with commission performance becomes more certain as the BAP period progresses. As such, if the amount of cumulative net cash flow assistance provided by the Company exceeds 200% of the monthly gross cash flow assistance then an allowance for any such excess amount is immediately charged to expense and the amount recognized as expense at the end of the BAP period adjusted accordingly.  If necessary, as the BAP period nears expiration, the Company increases the allowance from that calculated above to the amount of estimated loss.  The Company has estimated this allowance for the period ending September 30, 2003 and 2002 to be $27,883 and $343,151, respectively.

(p)    Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries except for Brooke Acceptance Company LLC and Brooke Captive Credit Company 2003, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation of the financial statements.

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

(s)    Advertising

The Company expenses the costs of advertising as they are incurred. Total advertising expense for the period ending September 30, 2003 and 2002 was $2,058,337 and $406,811, respectively.

(t)    Restricted Cash

Cash payments are made monthly to First National Bank of Phillipsburg as trustee for the Industrial Revenue Bonds. These funds are held by the trustee for payment of semi-annual interest and principal payments to bond holders on January 1st and July 1st.  The Company also holds a $150,000 cash deposit made by a borrower for the purpose of making future loan payments and the use of these funds is restricted to this purpose.   The Company holds insurance commissions for the special purpose entity Brooke Acceptance Company LLC for the purpose of making future loan payments and the use of these funds is restricted.  The amount of commissions held at September 30, 2003 was $96,449.

(u)    Compensated Absences

The Company has recorded an accrued expense for compensated absences in the amount of $271,731 for the period ending September 30, 2003.  No accrual was made for the period ending September 30, 2002.

(v)    Agency Assets

Included in other assets are unamortized costs of agency assets. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization expense was $20,607 $6,591 for the periods ended September 30, 2003, and 2002, respectively.

On August 1, 2002 the Company acquired insurance agency assets operating under the trade-name of Bornstein Financial Group for an initial purchase price of $200,000. The sellers may be entitled to an increase of the initial purchase price based on the amount of premiums received in future periods.  In accordance with paragraph 80 of APB 16, “Business Combinations”, any such payments for an increased purchase price shall be recorded as an Agency Asset when made.  Additional payments of the purchase price have been made in the amount of $100,000 since the initial purchase.  The balance of this agency asset is being amortized over a 15-year period using straight-line method.

As a result of the acquisition of CJD & Associates, L.L.C. on July 1, 2002, the Company recorded additional agency assets of $130,308 (net of accumulated amortization of $65,155). The balance of this agency asset is being amortized over a 15-year period using straight-line method.

The Company acquired the rights to the web-site “Agencies4Sale.com” for $25,000.  The purchase price is being amortized over a 15-year period using straight-line method.

(w) Value of Service Rendered

For the period ended September 30, 2002, the fair value of Robert Orr’s services was estimated at $30,000 even though he did not receive direct compensation from the Company. This value was established after analysis of the time Robert Orr spent on Company activities and not necessarily the amount of contribution made by Robert Orr, the importance of Robert Orr’s contributions, or the Company’s dependence on Robert Orr. On October 1, 2002, Robert Orr began receiving direct compensation from the Company at the rate of $15,000 per month as a result of the increased commitment required from Robert Orr to implement the Company’s plans.

(x) Securities

The Company recognized as a security available for sale the interest receivable retained and the portion of remaining loans sold to the special purpose entity Brooke Acceptance Company LLC.  This sale is a loan securitization of which an interest receivable was retained.

2.                          Notes Receivable

At September 30, 2003 and 2002, notes receivable consist of the following:

	09/30/2003	09/30/2002

Agency loans	$90,874,302	$50,523,509
Less: Agency loan participations	(82,255,509)	(49,033,045)
Commercial real estate loans	1,848,411	0
Less: Real estate loan participations	(1,848,411)	0
Consumer loans	0	5,785
Less: Consumer loan participations	0	(5,785)

Total notes receivable, net	8,618,793	1,490,464
Interest earned not collected on notes *	675,752	338,948
Customer receivables	7,358,298	5,767,726

Total accounts and notes receivable, net	$16,652,843	$7,597,138

*The Company has a corresponding liability for interest payable to participating lenders in the amounts of $237,538 and $218,055 at September 30, 2003 and 2002, respectively.

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

On April 23, 2003, Brooke Credit Corporation sold $15,824,798 of loans to special purpose entity Brooke Acceptance Company LLC.  This sale represents a loan securitization for which an interest receivable was retained.  Of the loans sold to Brooke Acceptance Company LLC, $13,350,000 of asset backed securities were issued to accredited investors by Brooke Acceptance Company LLC.  The remaining loans sold and the interest receivable retained are recorded on the Company’s books as a security available for sale in the amount of $3,193,343.

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

On September 30, 2003, the Company had loan participation balances of $84,103,920 (323 loan participations certificates including loans sold to the securitization) for which servicing rights and interest receivable were retained.   Corresponding pre-tax gains of $2,315,655 were recorded for the nine months ended September 30, 2003.  On September 30, 2002, the Company had loan participation balances of $49,038,830 (207 loan participation certificates) for which servicing rights and interest receivable were retained.  Corresponding pre-tax gains of $1,696,340 were recorded for the nine months ended September 30, 2002.  Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income.  Additionally, impairment of the servicing asset is subsequently evaluated and measured.  Subsequent to the initial recording at fair value, interest only receivables are measured as debt securities classified as available for sale.

Of the agency and real estate loans at September 30, 2003 and 2002, $19,256,979 and $10,797,768, respectively, were sold to various participating lenders with recourse to Brooke Credit Corporation.  Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied.  However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments.  Brooke Credit Corporation is not obligated, under any circumstances, to repurchase any loans sold to participating lenders prior to maturity or final resolution. All such recourse loans: a) have no balances more than 60 days past due; b) have adequate collateral; c) and are not in default.   The expense provision associated with the Company’s recourse obligation is based on the estimated fair value of the obligation.

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

The fair value of the interest-only strip receivable is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following table.  The fair value of the interest-only strip receivable is reduced by the amount of estimated credit losses, which are calculated using the estimated credit loss percentage noted in the following table.  On September 30, 2003 and 2002, the fair value of the interest-only strip receivable recorded by the Company was $2,802,247 and $1,223,126, respectively.  The Company has classified the interest-only receivable asset as available for sale.

The fair value of the “Servicing Asset” (or liability) is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the following table.  On September 30, 2003 and 2002, the fair value of the servicing asset recorded by the Company was $1,675,423 and $876,904, respectively.

Key economic assumptions used in measuring the retained interests and recourse obligations at the date of loan participation sales completed during the year were as follows (rates per annum):

	Agency Loans (Adjustable Rate Stratum)*	Agency Loans (Fixed-Rate Stratum)
Prepayment speed	10%	8%
Weighted average life (months)	105.1	59.2
Expected credit losses	.5%	.21%
Discount rate	8.5%	8.5%

*Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%).  Contract terms vary but, for most loans, the rate is adjusted annually on December 31st.

At September 30, 2003, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed Rate Stratum)
Prepayment speed assumption (annual rate)	10%	8%
Impact on fair value of 10% adverse change	(118,100)	(2,828)
Impact on fair value of 20% adverse change	(230,774)	(5,575)

Expected credit losses (annual rate)	5%	.21%
Impact on fair value of 10% adverse change	(39,940)	(2,011)
Impact on fair value of 20% adverse change	(79,877)	(4,023)

Discount rate (annual)	8.5%	8.5%
Impact on fair value of 10% adverse change	(118,229)	(5,155)
Impact on fair value of 20% adverse change	(231,872)	(10,165)

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

The above adverse changes are calculated on the Company’s retained interests in loans sold to participating lenders totaling $84,103,920 and excludes unsold loans totaling $8,618,793. The above adverse changes for expected credit losses are calculated on the Company’s retained interests in loans sold with recourse to participating lenders totaling $19,256,979 and excludes unsold and non-recourse loans totaling $73,465,734.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Retained Servicing Interest

	Adj Rate Stratum		Fixed Rate Stratum
	10%	20%	10%	20%
	Prepayment	Prepayment	Prepayment	Prepayment
	Increase	Increase	Increase	Increase
Estimated cash flows from loan servicing fees	$3,220,300	$3,134,774	$272,323	$269,272
Servicing expense	(621,178)	(602,317)	(256,315)	(251,986)
Discount of estimated cash flows at 8.5% rate	(978,698)	(954,361)	(4,138)	(4,266)
Carrying value of retained interests after effect of increases	1,620,424	1,578,096	11,870	13,020
Carrying value of retained interests before effect of increases	1,664,726	1,664,726	10,697	10,697
Decrease of carrying value due to increase in prepayments	(44,302)	(86,630)	0	0

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Strip Receivable, including amount carried in securities)

	Adj Rate Stratum		Fixed Rate Stratum
	10%	20%	10%	20%
	Prepayment	Prepayment	Prepayment	Prepayment
	Increase	Increase	Increase	Increase
Estimated cash flows from interest income	$4,463,144	$4,340,917	$375,334	$370,873
Estimated credit losses on recourse loans	(504,140)	(491,286)	(23,507)	(23,128)
Discount of estimated cash flows at 8.5% rate	(678,767)	(639,740)	(85,955)	(84,620)
Carrying value of retained interests after effect of increases	3,280,237	3,209,891	265,872	263,125
Carrying value of retained interests before effect of increases	3,354,035	3,354,035	268,700	268,700
Decrease of carrying value due to increase in prepayments	(73,798)	(144,144)	(2,828)	(5,575)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Strip Receivable, including amount carried in securities)

	Adj Rate Stratum		Fixed Rate Stratum
	10%	20%	10%	20%
	credit loss	Credit loss	credit loss	Credit loss
	Increase	Increase	Increase	Increase
Estimated cash flows from interest income	$4,591,920	$4,591,920	$379,937	$379,937
Estimated credit losses on recourse loans	(575,606)	(627,387)	(26,285)	(28,675)
Discount of estimated cash flows at 8.5% rate	(702,219)	(690,375)	(86,963)	(86,585)
Carrying value of retained interests after effect of increases	3,314,095	3,274,158	266,689	264,677
Carrying value of retained interests before effect of increases	3,354,035	3,354,035	268,700	268,700
Decrease of carrying value due to increase in credit losses	(39,940)	(79,877)	(2,011)	(4,023)

Effect of Increases in Assumed Discount Rate on Retained Servicing Interest

	Adj Rate Stratum		Fixed Rate Stratum
	10%	20%	10%	20%
	Discount rate	discount rate	discount rate	Discount rate
	Increase	Increase	Increase	Increase
Estimated cash flows from loan servicing fees	$3,310,277	$3,310,277	$275,463	$275,463
Servicing expense	(641,029)	(641,029)	(260,760)	(260,760)
Discount of estimated cash flows	(1,052,782)	(1,099,135)	(4,149)	(4,289)
Carrying value of retained interests after effect of increases	1,616,466	1,570,113	10,554	10,414
Carrying value of retained interests before effect of increases	1,664,726	1,664,726	10,697	10,697
Decrease of carrying value due to increase in discount rate	(48,260)	(94,613)	(143)	(283)

Effect of Increases in Assumed Discount Rate on Retained Interest (Strip Receivable, including amount carried in securities)

	Adj Rate Stratum		Fixed Rate Stratum
	10%	20%	10%	20%
	discount rate	discount rate	discount rate	Discount rate
	Increase	Increase	Increase	Increase
Estimated cash flows from interest income	$4,591,920	$4,591,920	$379,937	$379,937
Estimated credit losses on recourse loans	(523,828)	(523,828)	(23,896)	(23,896)
Discount of estimated cash flows	(784,026)	(851,316)	(92,353)	(97,223)
Carrying value of retained interests after effect of increases	3,284,066	3,216,776	263,688	258,818
Carrying value of retained interests before effect of increases	3,354,035	3,354,035	268,700	268,700
Decrease of carrying value due to increase in credit losses	(69,969)	(137,259)	(5,012)	(9,882)

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

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse as of and for the period ended September 30, 2003:

	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses***
Type of Loan	2003	2002	2003	2002	2003	2002
Participations sold with recourse	$19,256,979	$10,797,768	$0	$0	$0	$0
Portfolio loans	8,618,793	1,490,464	$0	$0	$0	$0

Total loans managed**	$27,875,772	$12,288,232	$0	$0	$0	$0

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

3.  Property and Equipment

A summary of property and equipment and depreciation is as follows:

	September 30, 2003	September 30, 2002
Furniture and fixtures	$735,258	$368,825
Office and computer equipment	1,971,275	1,939,669
Automobiles and airplanes	1,339,555	742,110
Building	1,219,717	986,958

	5,265,805	4,037,562
Less: Accumulated depreciation	(2,175,174)	(2,149,528)

Property and equipment, net	$3,090,631	$1,888,034

Depreciation expense	$320,222	$226,450

4.  Bank Loans, Notes Payable, and Other Long-Term Obligations

	2003	2002
First National Bank & Trust, Phillipsburg, KS, line of credit, $960,000 available, $0 utilized. Due January 2004. Interest rate is 8%. Collateralized by accounts receivable.	$0	$0
State Bank of Colwich, Colwich, KS, due August 2004. Interest rate is 11.75%, payable $1,435 monthly. Collateralized by insurance agency assets.	11,768	28,068
Chrysler Financial, Overland Park, KS, due February 2001 to December 2003. Interest rates are 7.80% to 8.94%, payable monthly. Collateralized by automobiles.	209,960	160,313
Brooke Investments, Inc., Phillipsburg, KS, due February 2007. Interest rate is 10.00%, payable $1,718 monthly. Note is sold to participating bank. Collateralized by certain agency assets acquired by Brooke Investments, Inc.	56,501	73,187
Hawkeye Insurance Associates, Inc, due August 2005. Interest rate is 0%, annual payments of $66,086. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	121,587	177,469
Charles Compton, due March 2004. Interest rate is 0% and annual payments of $133,333. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	126,084	245,312
Burt Insurance Service, due October 2005. Interest rate is 0% with annual payments of $126,700. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	340,243	0
InsurCare Group Inc., due October 2005. Interest rate is 0% with annual payments of $21,232. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	57,017	0

Arizona Economy Insurance, due October 2005. Interest rate 0% with annual payments of $87,342. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	$234,551	$0
Stratmann Insurance Agency, Inc, due May 2004. Interest rate 0% with annual payments of $7,253 contingent on the renewal of specific policies. Note balance is discounted based on imputed interest rate of 5.75%.	7,253	0
Slaton Insurance of Jacksonville, Inc., due August 2003. Interest rate is 0% and entire balance, subject to retention of revenue, due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	100,000	100,000
Cornutt-McIntire & Ratterman, Inc., due November 2005. Interest rate is 0%, quarterly payments of $20,280. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	187,647	0
R.D. Kennelly Insurance, Inc., due January 2005. Interest rate is 0%. Semi-Annual payments of $179,959. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	510,259	0
Eric W. Schoenig, due June 2005. Interest rate is 8%, payable $6,991 monthly. Collateralized by certain agency assets.	136,575	206,476
Benny J. Ossi, due February 2004. Interest rate is 8%, payable $8,137 monthly. Collateralized by certain agency assets.	39,789	130,285
Rio Valley Insurance Group, Inc., due February 2004. Interest rate is 0% and the remaining balance is paid semi-annually with the 1stpayment of $70,000 and the remaining two payments of $67,000. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	65,110	192,890
Dawn Insurance Agency, Inc., due May 2003. Interest rate is 0%, payable $43,322 annually. Collateralized by certain agency assets acquired by Brooke Corporation.	0	43,322
Lalumondier Insurance, Inc., due September 1, 2004. Interest rate is 5%, annual installments of $68,219 thereafter. Collateralized by certain agency assets acquired by Brooke Corporation.	68,219	136,437
Bond-Pyatt Insurance Agency, Inc., due August 2006. Interest rate at prime rate, first installment of $89,465 due January 2002, and annual installments of $89,465 thereafter. Collateralized by certain agency assets acquired by Brooke Corporation.	268,397	357,861
All Drivers Insurance Inc., due September 2003. Interest rate is 5%, annual payments of $112,500. Collateralized by certain agency assets acquired by Brooke Corporation.	0	112,500
Gateway Realty of Columbus, Inc., due September 2010. Interest rate is 7%, annual principal payments of $67,345. Collateralized by certain agency assets acquired by Brooke Corporation.	471,418	538,763

Gary Karch & Associates A-1 Insurance, due December 2002. Interest rate is 0%. Collateralized by certain agency assets acquired by Brooke Corporation.	$0	$67,500
Kohn-Senf Insurance Agency, Inc., due December 2002. Interest rate is 5%, entire balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	0	80,500
Sun Century Insurance Agency, Inc., due December 2003. Interest rate is 5%, annual principal payments of $67,333. Collateralized by certain agency assets acquired by Brooke Corporation.	67,334	134,667
W.I. of Florida, Inc., due December 2003. Interest rate is 0%, annual payments of $73,176. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%	69,197	134,632
Cooper Insurance Agency, Inc., due August 2003. Interest rate is 0%, balance is due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	0	310,420
JD Failla & Associates, due February 2003. Interest rate is 0%, quarterly payments of $127,188. Collateralized by certain agency assets acquired by Brooke Corporation.	0	263,621
Donna Sue Saffel, due March 2003. Interest rate is 0%, annual payments of $62,500. Collateralized by certain agency assets acquired by Brooke Corporation.	0	62,500
All Insurance, due March 2005. Interest rate is 0%, annual payments of $25,196. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	46,357	67,663
Able Insurance, due March 2006. Interest rate is 0%, annual payments of $45,867. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	123,173	159,849
Crouch Insurance Agency, LLC, due May 2004. Interest rate is 0%, annual payments of $97,970. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	92,643	180,249

Reavis Insurance & Financial Services, Inc, due January 2014. Interest rate is 4%, annual payments of $48,707. Collaterized by certain agency assets acquired by Brooke Corporation.	$395,000	$0
Tri-City Insurance Counselors, Inc., due January 2005. Interest rate is 0%, annual payments of $184,203. Collaterized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	338,904	0
Remar Insurance Center, Inc., due February, 2004. Interest rate is 0%, balance is due at maturity. Collaterized by certain agency assets acquired by Brooke Corporation.	10,000	0
Agency Brokers, LLC, due January, 2004. Interest rate is 0%, balance is due at maturity. Collaterized by certain agency assets acquired by Brooke Corporation.	0	0
American Hallmark Agencies, Inc., due December, 2003. Interest rate is 0%, balance is due at maturity. Collaterized by certain agency assets acquired by Brooke Corporation.	55,178	0
Terry Young Insurance Agency, Inc., due January, 2006. Interest rate is 4%, annual payments of $138,210. Collaterized by certain agency assets acquired by Brooke Corporation.	414,630	0
Auto Insurors, due October, 2002. Interest rate is 0%, and one payment of remaining balance is due October, 2002. Collaterized by certain agency assets acquired by Brooke Corporation.	0	60,000
Rebel Auto Insurance, Inc., due May, 2003. Interest rate is 0% and one payment of remaining balance is due May, 2003. Collaterized by certain agency assets acquired by Brooke Corporation.	0	87,500
Turner Insurance, Inc., due May, 2003. Interest rate is 0% and one payment of remaining balance is due May, 2003. Collaterized by certain agency assets acquired by Brooke Corporation.	0	40,000
NCMIC Finance Corporation, due August, 2002. Interest rate is 7.75% and one payment of remaining balance is due August, 2002. Loan is unsecured.	0	0
3R Marketing and Consulting, Inc., due March 2005. Interest rate is 0%, annual payments of $29,209. Collaterized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	53,926	0
Jennings Enterprises, Inc., due March 2004. Interest rate is 0%, balance is due at maturity. Collaterized by certain agency assets acquired by Brooke Corporation.	100,000	0
A American Auto Insurance of Melbourne, Inc., due March 2005. Interest rate is 0%, annual payments of $46,046. Collaterized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	84,717	0
A American Auto Insurance of Palm Bay, Inc., due March 2005. Interest rate is 0%, annual payments of $273,748. Collaterized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	503,651	0

IOS of Central Florida, Inc., due March 2005. Interest rate is 0%, annual payments of $103,683. Collaterized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	$190,759	$0
NCMIC Finance Corporation, Des Moines, IA, due February, 2004. Interest rate is 8.75% and nine monthly payments of $60,988. Collateralized by unearned insurance premium.	298,518	0
AA Insurance Center Inc., due April 2005. Interest rate is 0% with annual payments of $54,500. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	100,271	0
Gabrielle Shockey, due April 2004. Interest rate is 0% with balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	40,500	0
Affordable Insurance Agency of East Pasco Co., Inc., due April 2004. Interest rate is 0% with balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	55,658	0
H.L. Todd & Co., Inc., due May 2006. Interest rate is 0% with annual payments of $95,121. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%	255,439	0
Frias Insurance Agency, Inc., due May of 2005. Interest rate is 0% with one annual payment of $65,000 and the 2nd annual payment of $32,500. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	90,528	0
American National Insurance Services, Inc., due May 2005. Interest rate is 0% with annual payments of $63,500. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	116,830	0
Stephen Macumber dba High Standard Insurance Agency, due May 2004. Interest rate is 0% with balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	46,500	0
ABA American Auto Insurance of Pine Hills, Inc., due June 2005. Interest rate is 0% with annual payments of $62,500. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	114,990	0
Culver Insurance Agency, Inc., due June 2005. Interest rate is 0% with annual payments of $111,000. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	204,222	0
Beacon Hill Insurance Agency, Inc., due June 2005. Interest rate is 0% with annual payments of $81,000. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.75%.	149,027	0

JCC Financial Corp., due June 2004. Interest rate is 0% with balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	$135,000	$0
Carol Klingler, Inc., Ocala, FL, due July 2003. Interest rate is 0%, balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	2,307	77,500
NCMIC Finance Corporation, due August, 2002. Interest rate is 7.75% and one payment of remaining balance is due August, 2002. Loan is unsecured.	0	331,706
Hall & Associates, LLC, due July 2007. Interest rate is 0%, annual payments of $66,250, subject to retention of revenue. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.50%.	232,216	0
Swim Insurance Agency, Inc., due July 2005. Interest rate is 0%, annual payments of $75,000. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.50%.	138,474	0
Weed Agency, Inc & Reed Agency, Inc., due July 2006. Interest rate is 0%, annual payments of $57,158, subject to retention of revenue. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.50%	154,209	0
Abide Insurance Agency, Inc., due July 2006. Interest rate is 0%, annual payments of $300,000. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.50%.	809,380	0
Stanley Insurance, Inc., due February 2004. Interest rate is 0%, balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	20,000	0
ISB, Inc., due August 2004. Interest rate is 0%, balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	33,351	0
FSPO, Inc., due April 2006. Interest rate is 0%, first payment due April 2004 with annual payments of $34,333 thereafter. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.50%	94,671	0
Retailers Insurance Agency, Inc., due August 2005. Interest rate is 0% with annual payments of $131,100, subject to retention of revenue. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.50%.	242,052	0
Retailers Insurance Agency, Inc., due November 2003. Interest rate is 0%, balance due at maturity. Collateralized by certain agency assets acquired by Brooke Corporation.	40,000	0
General Insurance Agency, Inc., due August 2005. Interest rate is 0% with annual payments of $47,500. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.50%.	87,700	0

RL Dick Green Insurance Agency, Inc., due September 2006. Interest rate is 0% with annual payments of $100,000. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.50%.	$269,793	$0
Sun Valley Agency, Inc., due September 2005. Interest rate is 0% with annual payments of $114,000, subject to retention of revenue. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.50%.	210,481	0
Doane’s Great River Insurance Consultants, Inc., due September 2005. Interest rate is 0% with annual payments of $85,000, subject to retention of revenue. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.50%.	156,937	0
20/20 Insurance Services, Inc., due September 2004. Interest rate is 0% with balance due at maturity, subject to retention of revenue. Collateralized by certain agency assets acquired by Brooke Corporation.	50,000	0
Budget Insurance Agency, Inc., due September 2005. Interest rate is 0% with semi-annual payments of $11,287. Collateralized by certain agency assets acquired by Brooke Corporation. Note balance is discounted based on imputed interest rate of 5.50%	42,209	0
A Woman’s Excursion, Inc., due September 2004. Interest rate is 0% with monthly payments of $14,750. Collateralized by certain agency assets acquired by Brooke Corporation.	177,000	0
First National Bank of Kansas, line of credit due September 2004, $2,000,000 available, $2,000,000 utilized. Interest rate is 4.5% with interest and principal due monthly. Collateralized by notes receivable.	2,000,000	0
Fidelity Bank, due September 2008. Interest rate is 5.50% with monthly payments of $3,263 with balance due at maturity. Collateralized by 25% undivided interest in an airplane.	342,000	0

Total bank loans and notes payable	12,268,110	4,561,190
Bonds and Debentures payable (See Note 5) and Capital lease obligation (See Note 6)	8,164,000	6,180,000

Total bank loans, notes payable and other long-term obligations	20,432,110	10,741,190
Less: Current maturities and short-term debt	(12,015,193)	(3,142,747)

Total long-term debt	$8,416,917	$7,598,443

The bank loans with First National Bank of Kansas and Fidelity Bank require the Company to maintain minimum financial ratios or net worth and restrict dividend payments from Brooke Credit Corporation to the Company.  The other bank loans, notes payable and other long term obligations do not contain covenants that: require the Company to maintain minimum financial ratios or net worth; restrict management’s ability to pay dividends; restrict management’s ability to buy or sell assets; restrict management’s ability to incur additional debt; or contain any subjective acceleration clauses.

Interest incurred on bank loans, notes payable and other long-term obligations for the period ended September 30, 2003 and 2002 is $836,977 and $523,653, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets.  Bank loans, notes payable and other long-term obligations mature as follows

Twelve Months Ending September 30	Bank Loans & Notes Payable	Capital Lease	Bonds & Debentures Payable	Total

2004	$6,925,193	$70,000	$5,020,000	$12,015,193
2005	3,107,621	70,000	—	3,177,621
2006	1,330,262	80,000	1,069,000	2,479,262
2007	196,495	80,000	—	276,495
2008	131,833	90,000	1,340,000	1,561,833
Thereafter	576,706	345,000	—	921,706

	$12,268,110	$735,000	$7,429,000	$20,432,110

5.  Long-Term Debt, Bonds Payable

Brooke Credit Corporation has offered secured bonds (series 1997C) for sale to institutional investors in $5,000 denominations. Brooke Credit Corporation has also offered secured bonds (series 2001F) for sale to the public in $5,000 denominations. These bonds are issued in registered form with interest payable semi-annually on January 1st and July 1st of each year. These bonds are not callable by Brooke Credit Corporation and are not redeemable by the bondholder until maturity.  Brooke Credit Corporation covenants to use all bond proceeds for the purposes of funding loans or purchasing receivables. Brooke Credit Corporation has no debt and covenants not to incur obligations superior to its obligations to bondholders.

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

At September 30, 2003 and 2002, the bonds & debentures payable consist of:

Series	Rate	Maturity	2003 Principal Value	2002 Principal Value
1997C Bonds	10.500%	Jan 1, 2003	$—	$365,000
2001F Bonds	9.125%	Jul 1, 2004	5,020,000	5,020,000
Series A Debentures	8.000%	Dec 1, 2005	1,069,000	—
Series B Debentures	9.250%	Dec 1, 2007	1,340,000	—

Total			$7,429,000	$5,385,000

Interest payable is $184,342 and $124,099 at September 30, 2003 and 2002, respectively.

6.  Long-Term Debt, Capital Leases

Phillips County, Kansas issued Industrial Revenue Bonds for the purpose of purchasing, renovating, and equipping an office building in Phillipsburg, Kansas for use as a processing center. The total bonds issued were $825,000 with various maturities through 2012. As of September 30, 2003, all bond proceeds had been released for payment to various contractors and building construction was substantially complete.

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

Period	Capital Real Estate	Operating Real Estate	Total
2003	$0	$173,574	$173,574
2004	121,450	516,537	637,987
2005	117,119	482,079	599,198
2006	122,450	502,186	624,636
2007	117,100	425,696	542,796
2008 and thereafter	521,843	275,745	797,588

Total minimum lease payments	$999,962	$2,375,817	$3,375,779

Less amount representing interest	(264,962)

Total obligations under capital leases	735,000
Less current maturities of obligations under capital leases	(70,000)

Obligations under capital leases payable after one year	$665,000

The total obligations under capital leases at September 30, 2002 was $795,000.

7.  Income Taxes

The elements of income tax expense are as follows:

	September 30, 2003	September 30, 2002
Current	$1,466,031	$0
Deferred	159,637	409,373

	$1,625,668	$409,373

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

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	September 30, 2003	September 30, 2002
U.S. federal statutory tax rate	34%	34%
State statutory tax rate	4%	4%
Effect of the utilization of net operating loss carryforwards	(3)%	(3)%
Miscellaneous	(1)%	(1)%

Effective tax rate	34%	34%

        Reconciliation of deferred tax asset:

	September 30, 2003	September 30, 2002
Beginning balance, January 1	$159,637	$906,543
Deferred income tax expense	(159,637)	(409,373)

Balance, September 30	$0	$497,170

        Reconciliation of deferred tax liability:

	September 30, 2003	September 30, 2002
Beginning balance, January 1	$0	$0
Accumulated other comprehensive income, unrealized gain on the sale of notes receivable	137,460	0

Balance, September 30	$137,460	$0

8.  Employee Benefit Plans

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for periods ended September 30, 2003 and 2002.

9.  Concentration of Credit Risk

The Company maintains cash balances at several banks. On September 30, 2003 and 2002, the Company had account balances of $6,147,487 and $987,025 respectively, that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

The Company sells participation loans to several banks. On September 30, 2003, the Company had participation loans sold of $23,370,266 to one financial institution.  This represents 33.91% of participations sold at September 30, 2003 excluding loans sold for securitization.

10.  Segment and Related Information

During 2002, the Company acquired CJD & Associates which added an increasingly significant volume of insurance brokerage business to the Company’s existing insurance franchise business.  As such, for the period ended September 30, 2003, the Company has separated the segment previously referred to as Insurance Agency Business into two segments, Insurance Franchise Business and Insurance Brokerage Business.   For the period ended September 30, 2002, commissions from insurance brokerage sales were not significant so all insurance business operations were reported in the Insurance Franchise Business segment and no insurance business operations were reported in the Insurance Brokerage Business segment.

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

As a result of the changes described above, the Company’s three reportable segments as of and for the period ended September 30, 2003 and 2002 consisted of its Insurance Franchise Business, Insurance Brokerage Business and its Facilitator Services Business.

The Insurance Franchise Business segment includes the sale of insurance on a retail basis primarily through franchise agents in the states of Arizona, California, Colorado, Florida, Georgia, Iowa, Illinois, Kansas, Louisiana, Missouri, Nebraska, Nevada, New Mexico, Oklahoma, Tennessee, Texas, and Utah.  The Insurance Brokerage Business segment includes the sale of insurance on a wholesale basis through the Company’s franchise agents and other agents not affiliated with the Company.  The Facilitator Services Business segment includes the sale of those services, such as lending and consulting, which facilitate the transfer of insurance agency ownership.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the periods ended September 30, 2003 and 2002:

2003	Insurance Franchise Business	Insurance Brokerage Business	Facilitator Services Business	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$29,674,490	$4,555,336	$—	$—	$34,229,826
Policy fee income		346,640	—	—	346,640
Interest income	—	14,081	1,758,691	(475,511)	1,297,261
Gain on sale of notes receivable	—	—	2,315,655	—	2,315,655
Facilitator income	—	—	3,610,545	—	3,610,545
Buyers Assistance Plan Fees	—	—	6,673,130	—	6,673,130
Gain (loss) on Sale of Agencies	—	—	251,076	—	251,076
Gain on Extinguishment of Debt	—	—	5,000	—	5,000
Interest expense	339,905	—	497,072	—	836,977
Commissions expense	24,404,732	1,762,514	—	—	26,167,246
Depreciation and amortization	491,660	83,799	420,194	—	995,653
Segment assets	15,793,180	4,542,396	26,716,882	(7,500,361)	39,552,097
Expenditures for segment assets	1,118,985	18,331	—	—	1,137,316

2002	Insurance Franchise Business	Insurance Brokerage Business	Facilitator Services Business	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$22,210,504	$—	$—	$—	$22,210,504
Interest income	44,267	—	968,784	(533,213)	479,838
Gain on sale of notes receivable	—	—	1,696,340	—	1,696,340
Facilitator income	—	—	1,188,924	—	1,188,924
Buyers Assistance Plan Fees	—	—	2,627,335	—	2,627,335
Gain (loss) on Sale of Agencies	—	—	(4,443)	—	(4,443)
Gain on Extinguishment of Debt	—	—	397,306	—	397,306
Interest expense	151,355	—	372,298	—	523,653
Commissions expense	18,396,679	—	—	—	18,396,679
Depreciation and amortization	352,983	—	191,472	—	544,455
Segment assets	20,522,453	—	6,997,666	(5,314,418)	22,205,701
Expenditures for segment assets	2,756,476	—	—	—	2,756,476

Profit (Loss)		September 30, 2003	September 30, 2002
Insurance Franchise profit			$4,438,193	$3,353,754
Insurance Brokerage profit		3,069,774	—
Facilitator Services profit		13,221,320	5,777,263

Total segment profit		20,729,257	9,131,017
Unallocated amounts:
Other income		39,900	14,685
Other corporate expenses			(15,975,670)	(7,941,666)

Income before income taxes			$4,793,487	$1,204,036

11.    Related Party Information

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

At the request of the Company, Robert Orr, Leland Orr, Michael Hess, and Shawn Lowry each personally guaranteed repayment to Brooke Credit Corporation of a promissory note made to Austin Agency, Inc., Brownsville, Texas, for the acquisition of an insurance agency.  On September 30, 2003, the Company’s total loss exposure related to this loan was zero because the entire loan balance of $959,905 was sold without recourse to an unaffiliated lender.  Without Mr. Orr, Mr. Orr, Mr Hess and Mr Lowry’s personal guarantees, Austin Agency did not qualify for credit and the Company would have missed an expansion opportunity.  The four guarantors have each acquired 6.25% of the outstanding stock of Austin Agency, Inc. as consideration for their guarantees although Mr. Orr, Mr. Orr, Mr. Hess and Mr. Lowry have stated their intentions to return their stock to Austin Agency for cancellation as soon as their guarantees are released.

Robert D. Orr, Leland G. Orr and Michael Hess own 100% of the voting stock of GI Agency, Inc. Although GI Agency was a franchise agent for the Company in previous years, it is not currently a franchise agent and its business operations do not include insurance sales.   On September 30, 2003, the Company’s total loss exposure related to loans made by Brooke Credit Corporation to GI Agency was $32,658 as $2,511,743 of the $2,544,401 outstanding principal loan balances were sold without recourse to an unaffiliated lender.

Robert D. Orr, Leland G. Orr and Michael Hess own a controlling interest in Brooke Holdings, Inc., which owned 65.05%of the Company’s common stock on September 30, 2003.  Prior to enactment of the Sarbanes-Oxley Act in July, 2002, the Company had extended unsecured credit to Brooke Holdings in the total amount of $608,189 bearing interest at a rate of 9.5% per annum and maturing on December 31, 2002.   Brooke Holdings expects to repay, or refinance with a third party, this credit extension by December 31, 2003.

Shawn Lowry is the sole manager of First Financial Group, L.C., a Kansas limited liability company. Michael Lowry and Shawn Lowry are the co-members of First Financial Group, L.C.  Kyle Garst is the sole manager and sole member of American Financial Group, L.C., a Kansas limited liability company.  First Financial Group, L.C. and American Financial Group, L.C. help insurance agencies qualify for credit by providing loan guarantees, typically in exchange for an ownership interest in the insurance agency.  This activity provides significant benefit to the Company by qualifying more agents for credit.  On June 1, 2001, First Financial Group, L.C., guaranteed 65% of a Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas and received a 15% profit interest in Palmer, L.L.C. as consideration.  The loan was originated on June 1, 2001 and is scheduled to mature on September 1, 2011. As of September 30, 2003, $631,410 of the outstanding loan principal balance of $633,855 was sold to unaffiliated lenders.  The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $391,904 of loan participation balances plus the $2,445 that is unsold.   On August 30, 2002, First Financial Group, L.C. guaranteed 50% of a Brooke Credit Corporation loan to Stein and Associates, L.L.C. of Kearney, Missouri and received a 10% profit interest in Stein and Associates, L.L.C. as consideration.  The loan was originated on August 30, 2002, and is scheduled to mature on August 15, 2014.  As of September 30, 2003 $489,204 of the outstanding loan principal balance of $523,562 was sold to unaffiliated lenders.   The Company’s exposure to loss on this loan is $523,562, which is equal to the recourse obligation by Brooke Credit Corporation on $489,204 of loan participation balances and Brooke Credit Corporation retained interest in the loan of $34,358.  On October 15, 2001 American Financial Group, L.C. and First Financial Group, L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.5% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014.   As September 30, 2003 the entire loan principal balance of $403,875 was sold to unaffiliated lenders.  The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $277,656 of loan participation balances.

Anita Larson is married to John Arensberg, a partner in Arensberg Insurance of Overland Park, Kansas. The Company and Arensberg Insurance have entered into a franchise agreement pursuant to which Arensberg Insurance participates in the Company’s master agent program. As of September 30, 2003, Brooke Credit Corporation had 2 loans outstanding to Arensberg Insurance with total principal balances of $652,660, of which $621,452 were sold to unaffiliated lenders.  All such loans were made on substantially the same terms and conditions as provided to other agents and are scheduled to mature on December 31, 2003 and October 1, 2009.  The Company’s exposure to loss totals $421,252, which includes recourse obligations by Brooke Credit Corporation on $390,044 and principal retained balances of $31,208.

Anita Lowry is a sister to Robert D. Orr and Leland G. Orr and the mother of Shawn Lowry and Michael Lowry and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. The Company and American Heritage Agency, Inc. entered into a franchise agreement on February 28, 1999 pursuant to which American Heritage Agency, Inc. participates in the Company’s master agent program.  As of September 30, 2003, Brooke Credit Corporation had 8 loans outstanding to American Heritage Agency with total principal balances of $539,166, of which $438,970 were sold to unaffiliated lenders.  All such loans were made on substantially the same terms and conditions as provided to other agents and are scheduled to mature on October 15, 2003, December 31, 2003, January 16, 2005, September 1, 2010, February 1, 2014, March 1, 2014, April 15, 2004 and November 15, 2003.  The Company’s exposure to loss totals $100,196, which includes principal retained balances of $100,196.

The Company’s employee handbook and a policy recently adopted by the Company’s Board of Directors contain conflict of interest guidelines which are applicable to Company management, employees and directors.  Among other things, the purpose of the guidelines is to prevent employees and directors in a position to influence a decision regarding the Company to use such influence for personal gain.

12.  Acquisitions and Divestitures

On February 28, 2003, Brooke acquired 1,000 shares of the stock of Ace Insurance Services, Inc.  from Michael F. Domina.  These shares represented 100% of the shares outstanding.  The total purchase price was $568,304.  On May 22, 2003, Brooke sold 100% of its shares of Ace Insurance Services, Inc. to Alan Johnson for a total purchase price of $615,550.

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

13.  Stock-Based Compensation

The Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of No. 123, “Accounting for Stock-Based Compensation”:

2003
Net income:
As reported	$3,167,819
Pro forma	3,055,888
Basic earnings per share:
As reported	.65
Pro forma	.62
Diluted earnings per share:
As reported	.59
Pro forma	.57

The fair value of the options granted during 2002 and 2003 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

2003
Expected term	1.5 yrs.
Expected stock volatility	30%
Risk-free interest rate	5%
Dividend	1%
Fair value per share	$.64

The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under a shareholder-approved plan.  Pursuant to resolution dated February 18, 2003, the Compensation Committee of the Board of Directors adjusted the number of shares authorized for issuance under the 2001 Compensatory Stock Option Plan pursuant to the anti dilution provisions of the Plan.  Accordingly, as of September 30, 2003 the Brooke Corporation 2001 Compensatory Stock Option Plan authorizes the issuance of up to 540,000 shares of the Company’s common stock, for use in paying incentive compensation awards in the form of stock options. Unless otherwise required by law, the options are granted at fair value at the date of grant and, except for stock options awarded to selected officers and directors, become partially exercisable immediately. The options expire five to ten years from the date of grant. At September 30, 2003, there were 261,480 additional shares available for granting stock options under the stock plan.

	Shares Under Option	Weighted Average Exercise Price

Outstanding, Jan. 1, 2003	252,900	$—
Granted	40,740	4.17

Exercised

(23,280

)

4.17

Relinquished	0	4.17
Terminated and expired	(15,120)	4.17
Outstanding, September 30, 2003	255,240	$4.17

44,820 options to purchase shares were exercisable at September 30, 2003. The following table summarizes information concerning outstanding and exercisable options at September 30, 2003.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$4.17-4.59	255,240	1.25	$4.17	44,820	$4.17

On September 20, 2002, Robert D. Orr relinquished the 2,000 options granted to him by the Company’s Compensation Committee.

14.  Goodwill and Other Intangible Assets

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

There are no intangible assets with indefinite useful lives, other than goodwill, as of September 30, 2003, and September 30, 2002. The intangible assets with definite useful lives have a value of $4,674,289 and $2,341,448 as of September 30, 2003, and September 30, 2002, respectively. These assets are included in “Other Assets” in the balance sheet. Amortization expense was $255,237 and $126,533 for the periods ended September 30, 2003 and 2002, respectively.

15.  Supplemental Cash Flow Disclosures

Supplemental disclosures:
Cash paid for interest	$478,184	$523,653

Cash paid for income tax	$300,000	$—

Non cash financing activity—additional paid in Capital for contributed services	$—	$30,000

During the period ending September 30, 2003, the statement of cash flows reflect the purchase of agencies into inventory totaling $9,260,171 and the sale of agencies from inventory totaling $15,814,873. Agency inventory decreased $35,720 from the December 31, 2002 to September 30, 2003, however net cash of $6,554,702 was provided by the Company’s agency inventory activities because $6,518,982 of the purchase price of agency inventory was provided by sellers per table below.

	September 30, 2003	September 30, 2002

Purchase of insurance agency inventory	$(9,260,171)	$(3,833,605)
Sale of insurance agency inventory	15,814,873	9,553,106

Net cash provided from sale of agency inventory	6,554,702	5,719,501
Cash provided by sellers of agency inventory	(6,518,982)	(4,852,181)

Decrease in inventory on balance sheet	$35,720	$867,320

16.  Subsequent Events

During November 2003, Brooke Captive Credit Company 2003, LLC, a wholly owned special purpose entity of Brooke Credit Corporation is planning on issuing $18,500,000 in securities through a loan participation program substantially similar to the program pursuant to which Brooke Acceptance Company LLC issued securities in April of 2003. Securities will be issued to financial institutions in a pool of commercial credits with outstanding principal balances totaling approximately $23.5 million. The securities will carry a Single “A” Rating from Standard and Poor’s Rating Agency.

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

As disclosed in footnote number 18 to the Company’s December 31, 2002 financial report, the Company restated its financial results for the three months ended September 30, 2002 and the following discussions reflect those restated results.

Results of Operation for the Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

The Company incurred a net profit of $821,890 or $.17 per share in the third quarter of 2003, compared to a net profit of $96,691 or $.01 per share in the third quarter of 2002. Net profits have increased primarily because an increasing share of the Company’s revenues result from the sale of consulting and lending services which typically have larger profit margins than those generated by the Company’s insurance activities.

Total Company operating revenues increased to $17,724,907 in the third quarter of 2003 from $10,548,411 in the third quarter of 2002.  This represents an increase in total operating revenues of approximately 68% from the comparable period in the prior year.  The increase in operating revenues for the third quarter of 2003 is primarily attributable to an increase in insurance commissions from continued expansion of the Company’s insurance agency operations.  Fees from consulting and other facilitator activities also increased significantly.

Payroll expenses increased to $2,899,666 in the third quarter of 2003 from $1,946,650 in the third quarter of 2002, which is an increase of approximately 49%. Payroll expenses increased primarily as a result of the Company’s expansion of its insurance agency operations and the opening of additional service centers.  Payroll expenses as a percentage of total operating revenue were approximately 16% in the third quarter of 2003 compared to approximately 18% in the third quarter of 2002.

Other operating expenses also increased primarily as a result of the Company’s expansion of its insurance agency operations and the opening of additional service centers. Other operating expenses increased to $3,426,899 in the third quarter of 2003, from $1,088,860 in the third quarter of 2002 which is an increase of approximately 215%.  Other operating expenses as a percentage of total operating revenue were approximately 19% in the third quarter of 2003 compared to approximately 10% in the third quarter of 2002.

Bond interest expense incurred by the Company’s finance company subsidiary is considered by the Company to be an operating expense because these funds are used to partially fund the Company’s lending activities.  Bond interest expense increased to $168,079 in the third quarter of 2003 from $124,099 in the third quarter of 2002, which is an increase of approximately 35%. The increase is primarily attributable to the sale of debentures by the Company’s finance company subsidiary.

Interest expenses, other than bond interest expense, are considered by the Company to be non-operating expense.  Interest expense increased to $130,606 in the third quarter of 2003 from $71,074 in the third quarter of 2002.  This represents an increase in interest expense of approximately 84%.  This interest expense comparison excludes participating interest expense paid by the Company’s finance company because all such interest is recorded as a reduction from interest income.  Interest expense increased in the third quarter of 2003 primarily as a result of increased notes payable balances to agency sellers.

Depreciation expenses increased to $114,675 in the third quarter of 2003 from $86,450 in the third quarter of 2002, which is an increase of approximately 33%.  The increase is primarily attributable to expense associated with the Company’s remodeling of a processing center in Phillipsburg and the expansion of its insurance agency operations including the opening of additional service centers.

Amortization expense increased to $274,674 in third quarter of 2003 from $152,150 in the third quarter of 2002, which is an increase of approximately 81%.  Amortization expenses increased more in the third quarter of 2003 than in the third quarter of 2002 primarily as a result of the  amortization of the Company’s servicing asset.

The accounts and notes receivable asset category is comprised of customer receivable balances, notes receivable balances and accrued interest on notes receivables.    Customer receivables were $7,358,298 and $5,767,726 on September 30, 2003, and 2002, respectively.  This represents an increase in customer receivables of approximately 28%.  Customer receivables increased primarily because total revenues increased.  Notes receivables were $8,618,793 and $1,490,464 on September 30, 2003 and 2002, respectively.  This represents an increase in notes receivables of approximately 478%.  Notes receivables balances vary, sometimes significantly, from period to period as the result of management’s decision to temporarily retain more, or less, loans in its “held for sale” portfolio based on the funds available to the Company.  Accrued interest was $675,752 and $338,948 on September 30, 2003 and 2002, respectively.  This represents an increase in accrued interest of approximately 99% in 2003.  Accrued interest increased primarily as a result of an increase in loan portfolio.  Although a loss allowance was made for the Company’s long-term loss exposure related to its recourse liability on loans sold to participating lenders, no loss allowance has been made for the Company’s accounts and notes receivables because these assets have a short term exposure to loss and the Company has experienced minimal credit losses.  All of the Company’s notes receivables are held for sale and typically sold within a short period of time. Most of the Company’s accounts receivables are agent obligations that are paid at the next monthly statement settlement so accounts receivables are typically paid within 30 days.

Other receivables were $818,212 and $1,743,222 on September 30, 2003 and 2002, respectively. This represents a decrease in other receivables of approximately 53%.  This decrease is primarily attributable to the decreased level of agent advances that are due more than 30 days from the date of the advance and therefore not included in agents’ monthly statement balances that must be paid each month.

Prepaid expenses were $496,861 and $230,714 on September 30, 2003 and 2002, respectively.  This represents an increase in prepaid expenses of approximately 115%. The prepaid expense asset category is comprised of expenses attributable to the sale of the Company’s public offering of bonds and debentures that are amortized over a period ending at bond or debenture maturity.

Accounts payable were $5,227,008 and $3,040,709 on September 30, 2003 and 2002, respectively.  This represents an increase in accounts payable of approximately 72%. The accounts payable liability category is comprised of producer payables, payroll payables and other accrued expenses.  The increase in payables results from expansion of the Company’s operations and an accrual for estimated commission expense due producers that increases as the Company’s insurance commissions increases.

Premiums payable to insurance companies were $5,883,572 and $3,579,581 on September 30, 2003 and 2002, respectively.  This represents an increase in premiums payable of approximately 64%.  This increase is primarily a result of the Company’s expansion of its insurance agency operations and the recent acquisition of CJD & Associates.

The Company’s effective tax rate on income was 34% in the third quarter of 2003 and 34% in the third quarter of 2002.  The Company has recorded income tax payable of $1,166,031 as of September 30, 2003 and a deferred tax asset of $497,170 as of September 30, 2002.  The Company’s deferred tax asset decreased as tax benefits resulting from prior period losses were used to offset current tax expense.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

The Company incurred a net profit of $3,167,819 or $.65 per share for the nine months ended September 30, 2003, compared to a net profit of $794,663 or $.14 per share for the comparable period in 2002. Net profits have increased primarily because an increasing share of the Company’s revenues result from the sale of consulting and lending services which typically have larger profit margins than those generated by the Company’s insurance activities.

Total Company operating revenues increased to $48,769,033 for the nine months ended September 30, 2003 from $28,610,489 for the comparable period in 2002.  This represents an increase in total operating revenues of approximately 70% from the comparable period in the prior year.  The increase in operating revenues is primarily attributable to an increase in insurance commissions from continued expansion of the Company’s insurance agency operations.  Fees from consulting and other facilitator activities also increased significantly.

Payroll expenses increased to $8,136,500 for the nine months ended September 30, 2003 from $4,930,801 for the comparable period in 2002.  This represents an increase in payroll expense of approximately 65%. Payroll expenses increased primarily as a result of the Company’s expansion of its insurance agency operations and the opening of additional service centers.   Payroll expenses as a percentage of total operating revenue were approximately 17% for the nine months ended September 30, 2003 compared to approximately 17% for the comparable period in 2002.

Other operating expenses also increased primarily as a result of the Company’s expansion of its insurance agency operations and the opening of additional service centers. Other operating expenses increased to $7,839,170 for the nine months ended September 30, 2003, from $3,010,865 for the comparable period in 2002 which is an increase of approximately 160%.  Other operating expenses as a percentage of total operating revenue were approximately 16% for the nine months ended September 30, 2003 compared to approximately 11% for the comparable period in 2002.

Bond interest expense incurred by the Company’s finance company subsidiary is considered by the Company to be an operating expense because these funds are used to partially fund the Company’s lending activities.  Bond interest expense increased to $497,072 for the nine months ended September 30, 2003 from $372,298 for the comparable period in 2002, which is an increase of approximately 34%. The increase is primarily attributable to the sale of debentures by the Company’s finance company subsidiary.

Interest expenses, other than bond interest expense, are considered by the Company to be non-operating expense.  Interest expense increased to $339,905 for the nine months ended September 30, 2003 from $151,355 for the comparable period in

2002.  This represents an increase in interest expense of approximately 125%.  This interest expense comparison excludes participating interest expense paid by the Company’s finance company because all such interest is recorded as a reduction from interest income.  Interest expense increased primarily as a result of increased notes payable balances to agency sellers.

Depreciation expenses increased to $320,222 for the nine months ended September 30, 2003 from $226,450 for the comparable period in 2002, which is an increase of approximately 41%.  The increase is primarily attributable to expense associated with the Company’s remodeling of a processing center in Phillipsburg and the expansion of its insurance agency operations including the opening of additional service centers.

Amortization expense increased to $675,431 for the nine months ended September 30, 2003 from $318,005 for the comparable period in 2002, which is an increase of approximately 112%.  The increase in amortization expenses is primarily attributable to the amortization of the Company’s servicing asset.

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

Insurance Franchise Segment

Insurance commissions, primarily from policies sold on a retail basis through franchise agents, increased to $10,040,442 in the third quarter of 2003, from $8,712,811 in the third quarter of 2002. This represents an increase in retail insurance commissions of approximately 15%.  Retail insurance commissions have increased primarily as a result of the Company’s recent expansion.

Commission expense paid to franchise agents increased to $8,830,546 in the third quarter of 2003 from $6,932,626 in the third quarter of 2002. This represents an increase in franchise agent commission expense of approximately 27%.  Commission expense increased because commission income increased and franchise agents are typically paid a share of commission income.

Profit sharing commissions, or the Company’s share of insurance company profits on policies written by franchise agents, increased to $108,337 in the third quarter of 2003 from $95,145 in the third quarter of 2002. This represents an increase in profit sharing commissions of approximately 14%.  Profit sharing commissions represented approximately 1% of third quarter 2003 retail insurance commissions and approximately 1% of third quarter 2002 retail insurance commissions.  Profit sharing commissions increased because insurance company profits increased on policies written by franchise agents.

Retail insurance commissions are reduced by the estimated amount of commission refunds resulting from future policy cancellations.  The factors used to compute commission refund liability changed relatively little from the third quarter of 2002 to the third quarter of 2003.  As such, revenue for the third quarter of 2003 was not decreased compared to a decrease of $5,460 recorded in the third quarter of 2002.  A commission refund liability has been accrued in the amounts of $328,229 at September 30, 2003 compared to $320,846 at September 30, 2002.

Insurance Brokerage Segment

Insurance brokerage operations have become a significant part of the Company’s business as a result of the Company’s acquisition of CJD & Associates in July, 2002.  Prior to December 31, 2002, commissions from insurance brokerage were not considered significant enough to warrant discussion in a separate segment and were therefore discussed in the Insurance Franchise segment.  Insurance brokerage commission revenues were $1,750,085 in the third quarter of 2003.  Insurance brokerage commission expense paid to agents was $640,714 in the third quarter of 2003 and represents approximately 37% of insurance brokerage commissions received in the third quarter of 2003.

Brokerage insurance commissions are reduced by the estimated amount of commission refunds resulting from future policy cancellations.  A commission refund liability of $106,436 was recorded on September 30, 2003.

Facilitator Services Segment

Facilitator services include agency acquisition lending, agency seller consulting, agency buyer consulting and other such services that are typically provided to entrepreneurs to facilitate business ownership.

One of the most significant of the Company’s facilitator services is lending through its finance company subsidiary.  Most of the Company’s loans are made to franchise agents for the purpose of acquiring insurance agencies, although the Company has made an increasing amount of loans to entrepreneurs other than franchise agents.  Net interest income and gross servicing income were $489,712 in the third quarter of 2003 compared to $22,641 in the third quarter of 2002, resulting in an increase of approximately 2063%.  When analyzing the impact that net interest margins and gross servicing income have on the Company’s overall finance company operations, consideration should be given to amortization of the Company’s servicing asset and subsequent adjustments to the Company’s interest receivable asset referenced in the following discussion on loan participation sales and asset backed securities sales.

Revenues of $902,023 and $505,448 were recorded during the third quarters of 2003 and 2002 respectively, to realize a gain on the sale of notes receivables from recognition of the servicing asset and interest receivable asset resulting from the sale of loan participations and asset backed securities.  The increase in revenues from gains on sales of notes receivables is primarily the result of an increase in the loan portfolio.

As part of its finance company’s operations, the Company typically sells most of the insurance agent loans it originates to lenders as participation interest and to accredited investors as asset backed securities.  As such, gains or losses were recognized, loans were removed from the balance sheet and residual assets, representing the present value of future cash flows, were recorded.  Loan participation and asset backed securities sales have made a significant impact on the Company’s financial condition and results of operations.  The following discussion describes this impact on the Consolidated Statements of Income, Consolidated Balance Sheets and the credit quality of the off-balance sheet loans sold with recourse.

In all sales of participation interests,  the Company retains servicing responsibilities for which it typically receives annual servicing fees ranging from .25% to 1.375% of the outstanding balance.  A gain is recognized immediately upon the sale of a loan participation when the annual servicing fees exceed the cost of servicing, which is estimated at .25% of the outstanding loan balance.  In those instances where annual service fees received by the Company are less than the cost of servicing, a loss is immediately recorded.  The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions.  In the third quarters of 2003 and 2002, the net gains (losses) from loan servicing totaled $611,450 and $234,506 respectively which included gains from servicing benefits of $611,450 and $245,685 respectively and losses from servicing liabilities of $0 and $11,179 respectively.  The decrease in net gains from loan servicing benefits and servicing losses is primarily the result of selling loans to the securitization and discontinuance of loan servicing by the Company.

In addition to loan servicing fees, the Company often retains interest income when participation interests or asset backed securities are sold.  The Company records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans. The Company’s right to interest income on loan participation sales is not subordinate to the investor’s interests and the Company shares interest income with investors on a pro rata basis.   In the case of assets backed securities, the Company’s right to interest income on loan sales is subordinate to the investor’s interest. Although not subordinate to investor’s interests, the Company’s retained interest is subject to credit and prepayment risks on the transferred financial assets. In those instances where the Company provides recourse, a reduction is recorded based on a present value calculation of future cash flows of the underlying loans.  In the third quarters of 2003 and 2002, the net gains from interest benefits totaled $290,573 and $270,942 respectively which included gross gains from interest benefits of $517,379 and $341,345 respectively and losses from write down of retained interest asset to fair market value of $226,806 and $70,403 respectively. The above net gains from interest benefits reflect the interest benefits derived from the loans sold to Brooke Acceptance Company in the securitization. The increase in net gains from interest benefits is primarily the result of a larger loan portfolio and the resulting loan participation sales.  Gains from servicing and interest benefits are typically non-cash gains as the Company receives cash equal to the carrying value of the loans sold.  The Company has allocated the previous carrying amount between the assets sold and the corresponding retained interests, however cash in excess of the previous carrying amount is not generated by loan sales.  A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities.

Underlying assumptions used in the initial determination of future cash flows on the participation loans and asset back securities accounted for as sales include the following:

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed-Rate Stratum)
Prepayment speed*	10%	8%
Weighted average life	105.1 months	59.2 months
Expected credit losses*	.50%	.21%
Discount Rate*	8.5%	8.5%

*Annual rates

Gain-on-sale accounting requires management to make assumptions regarding prepayment speeds and credit losses for participated loans and asset back securities.  The performances of these loans are extensively monitored, and adjustments to these assumptions will be made if necessary.

The impact from the sale of loan participations and asset backed securities can be seen in several areas of the Company’s balance sheet.  The most significant has been the removal of loans that the Company continues to service.  On September 30, 2003 and September 30, 2002, the balances of those off-balance sheet assets totaled $84,103,920 and $49,038,830 respectively.   The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio and the resulting loan participation and asset backed securities sales.

In connection with the recognition of non-cash gains for the servicing benefits of loan participation sales, the present value of future cash flows were recorded as a servicing asset.  Components of the servicing asset as of September 30, 2003 were as follows:

Estimated cash flows from loan servicing fees	$3,585,740
Less:
Servicing Expense	901,789
Discount to Present Value	1,008,528

Carrying Value of Retained Servicing Interest in Loan Participations	$1,675,423

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows were recorded as a servicing liabilities.  Components of the servicing liability as of September 30, 2003 were as follows:

Estimated cash flows from loan servicing fees	$0
Less:
Servicing expense	66,460
Discount to present value	18,988

Carrying Value of Retained Servicing Liability in Loan Participations	$47,472

In connection with the recognition of non-cash gains for the interest benefits of loan participation sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities.  Components of the interest receivable asset as of September 30, 2003 were as follows:

Estimated cash flows from interest income	$3,839,991
Less:
Estimated credit losses *	547,724
Discount to present value	490,020

Carrying Value of Retained Interest in Loan Participations	$2,802,247

* Estimated credit losses from liability on sold recourse loans with balances totaling $19,256,979 on September 30, 2003.  Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

In connection with the recognition of non-cash gains for the interest benefits of asset backed securities sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities.  Components of the interest receivable asset as of September 30, 2003 were as follows:

Estimated cash flows from interest income	$1,131,866
Less:
Estimated credit losses *	0
Discount to present value	311,378

Carrying Value of Retained Interest in Asset Backed Securities	$820,488

The following table presents a summary of various indicators of the credit quality of off-balance sheet recourse loans at September 30, 2003:

Net charge offs*	$0
Recourse loans sold	$19,256,979
Estimated credit losses provided for	$547,724
Estimated credit losses to recourse loans sold at period end	2.84%
Estimated Credit Loss Rates:
Annual basis (variable rate)	.50%
Annual basis (fixed rate)	.21%
Percentage of original balance	2.15%
Delinquency rates:
30 to 89 days*	0%
90 days or more*	0%

*Although no amounts of recourse loans were charged off for the period ending September 30, 2003 and no loans were delinquent 30 days or more as of September 30, 2003, it is likely that loan delinquencies and loan charge offs will occur during the life of the sold recourse loans.

The Company facilitator services also include consulting with, and otherwise assisting, insurance agency buyers and sellers.  Revenues from consulting related activities, (facilitator fees, buyers assistance plan fees, gains on agency sales and agency seller discounts) totaled $4,416,366 and $1,285,857 for the quarters ending 2003 and 2002, respectively.  Facilitator fee income increased primarily because of  the company’s increasing emphasis on fee income and increased levels of agency acquisitions by agents.

Revenues from buyer’s facilitator fees have been differentiated from revenues for gains on sale of agencies because facilitator fees represent amounts received from prospective agency buyers for the Company’s efforts in locating an agency to acquire from an unaffiliated third party seller.  In these instances, the Company does not purchase the agency into inventory.  On the other hand, gains on sale of agencies represent the net gains received for the sale of agencies directly acquired by the Company and held in its inventory.  When the Company purchases agencies directly into its inventory, a portion of the purchase price is usually deferred.  Several months after the agency purchase, if the Company is reasonably confident that the purchase agreement representations were accurate and no significant transitioning problems are identified, then the Company offers to prepay the remaining amounts due to sellers if the remaining balance is discounted.  Although recorded as “Gains on extinguishment of debt”, seller discounts are not considered extraordinary income because they occur frequently and are considered recurring factors in the evaluation of the Company’s operating processes.    Revenues from facilitator fees, gains on sale of agencies and seller discounts are recognized immediately because the Company has no continuing obligation.

The Company provides consulting and other assistance to agency owners during the first months of agency ownership through a Buyers Assistance Plan (“BAP”) program.  The Company records BAP income using the percentage of completion accounting method, so $1,021,868 and $1,893,745 of BAP income was deferred as of September 30, 2003 and 2002, respectively.  The Company’s profitability is substantially the result of fee income from its facilitator activities which are typically associated with the purchase and sale of insurance agencies.  As such, the value of those agencies and the financial performance of insurance agency buyers are important to the Company’s prospects.  The Company is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of its agencies.  The performance of the Company’s loan portfolio appears to substantiate this conclusion.

The Company’s business includes the buying and selling of insurance agencies held in inventory. None of the agencies purchased by the Company during the quarters ended September 30, 2003 and 2002 had previously been purchased by the company within the prior twenty four month period. The number of twice-purchased agencies is an important indicator of the Company’s success in recruiting qualified buyers.

When the Company sells agencies from its inventory, agency value is usually dependent to a significant extent on the cooperation of the original agency seller during ownership transition. Although the seller’s cooperation is provided for in the corresponding purchase agreement, it is the Company’s experience that seller cooperation is more likely and enthusiastic if the seller has a continuing financial investment. As such, the Company negotiates to defer payment of a portion of the purchase price as additional leverage for seller cooperation.  In some cases the Company negotiates the retention of certain insurance policies or level of commissions in the future.  If the retention is not met an adjustment is made to the amount of the deferred payment.  Sellers usually prefer that the Company, not the ultimate agency buyer, remain obligated for the amounts due sellers because sellers have indicated that they believe repayment is more likely from the Company than from agency buyers. However, the Company does not receive any reimbursement from agency buyers for interest expenses on amounts due to sellers, so the Company negotiates with sellers for low interest rates, preferably zero interest rates. The Company does not pay off sellers when an agency is sold to the ultimate agency buyer but instead waits until such time as the Company believes that no significant ownership transitioning issues remain or the retention period has expired.

Liquidity and Capital Resources

The balances of the Company’s cash and cash equivalents were $6,227,786 and $5,121,129 at September 30, 2003 and September 30, 2002 respectively.  The Company’s current ratios (current assets to current liabilities) were 1.20 and 1.38 at September 30, 2003 and September 30, 2002 respectively.  The Company’s current ratio and cash balances will be adversely affected if agency inventory increases, seller loan balances are prepaid, or additional notes are retained.

The Company’s cash balances decreased by $982,532 from December 31, 2002 to September 30, 2003 primarily because it increased the amount of loans held in its portfolio.  For the nine months ended September 30, 2003, net cash of $2,254,145 was used in operating activities.  Cash of $2,634,415 was provided by an increase in premiums due to insurance companies and income taxes payable.  Cash of $7,416,298 was used to fund an increase in accounts and notes receivables. Cash of $1,402,407 was provided by a decrease in other receivables. Cash of $276,252 was used to fund an increase in prepaid expenses. For the nine months ended September 30, 2003, net cash of $2,665,909 was provided by investing activities.  A large net cash inflow resulted from insurance agency inventory transactions as cash proceeds of $15,814,873 from sales of agency inventory exceeded cash payments of $9,260,171 for purchases of agency inventory primarily because cash payments for part of the agency purchase prices were deferred. Cash payments of $2,474,798 were used to invest in a security associated with the sale of asset backed securities.  For the nine months ended September 30, 2003, net cash of $1,394,296 was used in financing activities with $2,746,749 of cash used for payments on long-term debt.

The Company’s cash balances increased by $333,260 from December 31, 2001 to September 30, 2002.  For the nine months ended September 30, 2002, net cash of $2,367,224 was provided by operating activities.  Cash of $864,150 was used to fund an increase in other receivables  and cash of $2,312,366 was provided by an increase in other liabilities. For the nine months ended September 30, 2002, net cash of $2,963,025 was provided by investing activities. A large net cash inflow resulted from insurance agency inventory transactions as cash proceeds of $9,553,106 from sales of agency inventory exceeded cash payments of $3,833,605 for purchases of agency inventory primarily because cash payments for part of the agency purchase prices were deferred.  Cash of $2,024,816 was used to purchase the subsidiary CJD & Associates and $200,000 cash was used to purchase the assets of Bornstein Financial Group.  For the nine months ended September 30, 2002, net cash of $4,996,989 was used in financing activities, with the most significant portion of the cash used for payments on long-term seller debt.

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

When analyzing the Company’s intangible assets, consideration should be given to the following.  The Company’s “Other Assets” account balances totaled $4,952,373 and $3,742,795 on September 30, 2003 and 2002 respectively and are comprised primarily of intangible accounts such as  excess of cost over fair value of net assets, deferred tax assets,  and servicing assets.  If the Company’s total assets are adjusted to exclude Other Assets, then the Company’s total adjusted assets exceeded its total liabilities by $249,538 on September 30, 2003 and total liabilities exceeded adjusted assets by $1,168,586 on September 30, 2002.  Future Company acquisitions will likely increase the Other Assets account balances and will likely result in total liabilities exceeding adjusted total assets in future periods. The Company’s “Investment in Agencies” account balances of $366,983 and $0 on September 30, 2003 and 2002, respectively represent the cost, or market value if lower, of insurance agencies held in inventory for resale to franchise agents.  Although intangible, the Company believes that agency inventory assets differ from other intangible assets because agency inventory is held for a relatively short period of time and has a recently demonstrated value.

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

Related Party Loans

The Company’s related party loans and other information are summarized in footnote number 11 to the Company’s Consolidated Financial Statements for the  nine months ended September 30, 2003.

Critical Accounting Policies

The Company established accounting policies are summarized in footnote number 1 to the Company’s Consolidated Financial Statements for the nine months ended September 30, 2003.   As part of its oversight responsibilities, management continually evaluates the propriety of its accounting methods as new events occur.  Management believes that its policies are applied in a manner which is intended to provide the user of the company’s financial statements a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

During the third quarter of 2003 no legal proceedings were commenced to which the Company is a party or to which its property is subject that will result in a judgment against the Company for an amount in excess of 10% of the current assets of the Company, nor to the best of the Company’s knowledge are any material legal or other governmental proceedings contemplated.

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

On February 18, 2003, the Company declared a common stock dividend to the Company’s common stock shareholders of record as of March 3, 2003.  Common stock shareholders of record received five additional shares of the Company’s common stock for every one share owned.  The additional shares were distributed on March 12, 2003 and available for sale on the following day.

Item 6.  Exhibits and Reports on Form 8-K.

(a)           Exhibits.  The following exhibits are filed as part of this report.  Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-B:

Exhibit No.	Description

23.1	Consent of Accountants(1)
31.1	Certification of Chief Executive Officer of Brooke Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Chief Financial Officer of Brooke Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of Chief Executive Officer of Brooke Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2	Certification of Chief Financial Officer of Brooke Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)   Filed herewith.

(b) Reports on Form 8-K.  During the third quarter of 2003, there were five (5) reports on Form 8-K filed.

Form 8-K dated August 12, 2003. Reported Item 5 containing press releases of August 12, 2003.  The August 12, 2003 release announced the Company’s net earnings for the six months ending June 30, 2003.

Form 8-K dated August 26, 2003. Reported Item 5 containing the August 26, 2003 press release.  The August 26, 2003 release announced the consulting fees generated by Brooke Franchise Corporation, a subsidiary of the Company, during the month of July 2003.

Form 8-K dated September 18, 2003. Reported Item 5 containing the September 18, 2003 press release.  The September 18, 2003 release covered the Company’s move of its national office to 10950 Grandview Dr., Sixth Floor, Overland Park, KS  66210.

Form 8-K dated September 19, 2003. Reported Item 5 containing the September 19, 2003 press release.  The September 19, 2003 release covered the announcement regarding the Company’s $ .10 quarterly cash dividend on the Company’s common stock.

Form 8-K dated September 29, 2003. Reported Item 5 containing the September 29, 2003 press release.  The September 29, 2003 release announced the consulting fees generated by Brooke Franchise Corporation, a subsidiary of the Company, during the month of August 2003.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2003	BROOKE CORPORATION

	By:	/s/ Robert D. Orr
Robert D. Orr, Chief Executive Officer

	By:	/s/ Leland G. Orr
Leland G. Orr, Chief Financial Officer

EXHIBIT LIST

Exhibit No.	Description

23.1	Consent of Accountants(1)
31.1	Certification of Chief Executive Officer of Brooke Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2	Certification of Chief Financial Officer of Brooke Corporation pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1	Certification of Chief Executive Officer of Brooke Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.3	Certification of Chief Financial Officer of Brooke Corporation pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)

(1)  Filed herewith.