Form 10KSB
period 2003-12-31
BROOKE CORP
filed 2004-03-30
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-31698

BROOKE CORPORATION

(Exact name of small business issuer as specified in its charter)

Kansas	48-1009756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10950 Grandview Drive, Suite 600, Overland Park, Kansas 66210

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (913) 661-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $1.00 per share	American Stock Exchange

Securities registered under Section 12(g) of the Act:

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.   ☒

Issuer’s revenues for its fiscal year ending December 31, 2003 were $65,967,040.

Voting common stock of the issuer is traded on the American Stock Exchange; the established market value on February 27, 2004 was $19.50. The aggregate market value of the stock computed by reference to the price at which the stock was sold, as of February 27, 2004 was $91,061,568.00. Issuer has no non-voting common stock.

As of February 27, 2004, the number of shares outstanding of issuer’s common stock was 4,669,824.

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

(c) the growth projected by the Company, is dependent on uncertainties associated with market acceptance of and demand for the Company’s products and may be adversely affected by competitive products and pricing;

(d) the viability of third party suppliers, their pricing and the Company’s ability to meet product demand, may adversely impact the Company’s financial results as may exposure to additional market risks;

(e) changes in the law including enacted federal legislation (e.g. Financial Services Modernization Act) may impact the Company’s agents in ways that are not anticipated;

(f) the Company must use the Internet and other technology to manage projected growth and therefore, uncertainties associated with the development of technology, changes in the law, and the dependence on intellectual property rights may affect the Company’s results; and

(g) the Company’s financial results may be adversely affected if there is a breakdown in the Company’s internal controls or procedures and material matters are not reported to and addressed by appropriate management.

The Company does not undertake to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1 DESCRIPTION OF BUSINESS

Nature of the Business. The Company engages primarily in the business of selling insurance and related services through franchisees. More specifically, most of the Company’s revenues are currently derived from sales commissions on the sale of property and casualty insurance policies through its franchisees, although an increasing share of revenues are derived from consulting, lending and brokerage services provided to franchisees.

Franchisor Activities The Company sells insurance and related services through franchisees that are local business owners because the Company’s philosophy emphasizes the motivation provided to salespersons by business ownership. The Company’s primary mission is to make local business ownership, especially insurance agency ownership, more attainable, more valuable and more liquid. Therefore, the Company makes loans to franchisees to acquire insurance agencies and consults with franchisees on the buying and selling of insurance agencies. The Company has expanded its franchise, consulting and lending activities to other services that overlap with insurance sales such as financial services and funeral services. Funeral Services, for example, involve the sales of pre-need or final expense insurance policies in addition to the sales of funeral services, cemetery services, pre-need trust accounts and pre-planned but unfunded funeral services.

For an initial franchise fee and a share of sales commissions or other revenues, the Company provides franchisor services to its franchisees in accordance with a franchise program pioneered by the Company. A basic premise of the Company’s franchise program is that franchisees must outsource certain processing activities to a franchisor that can generate sufficient economies of scale to reduce administrative expenses, increase franchisees’ productivity and increase availability of credit to franchisees by preserving lenders’ collateral. Franchisor processing services provided by the Company to franchisees include cash management, document management and personal management. In addition to processing services, as franchisor, the Company also provides marketing assistance to franchisees. Marketing assistance includes supplier access and branding.

Facilitator Activities The Company believes that insurance and related services are distributed more efficiently by local owners than by employees of large corporations because the success of these types of businesses generally depends on motivated sales persons. As such, the Company believes that business ownership, with the associated opportunity for wealth creation from building a business, is the ultimate tool for rewarding performance and motivating sales persons. As such, the Company assists franchisees and others in the acquisition of insurance and related businesses. Because these services facilitate the transfer of ownership, the Company refers to them as facilitator activities. Facilitator activities are generally divided into either lending, which is performed by the Company’s finance subsidiary, or consulting, which is performed by the Company’s franchise subsidiary.

Brokerage Activities The Company engages in insurance brokerage as another way to generate additional revenues from its franchising activities without additional costs to its franchisees by providing brokerage services that would otherwise be provided by a third party. Brokerage activities generally include writing insurance for those that are difficult to insure, creating insurance programs and sharing underwriting risks with insurance companies through the Company’s Bermuda based subsidiaries.

Business History. The Company was incorporated under the laws of the State of Kansas on January 17, 1986, under the name of Brooke Financial Services, Inc. The Company subsequently amended its articles of incorporation, changing its name to Brooke Corporation. The Company is controlled by Brooke Holdings, Inc., which owned approximately 64.62% of the outstanding common stock of the Company as of February 29, 2004.

In the early years of the Company’s operations, the Company sold its services primarily to community bank insurance agencies. However, the community bank market was limited because only the smallest banks were authorized to sell insurance, and community bankers were often not committed to insurance sales. Therefore, the Company began focusing on the sale of its services to independent insurance agents not affiliated with community banks.

In 1996, the Company adopted a “franchise” approach to expansion and developed a lending program for insurance agency acquisitions by franchisees. From 1996 to 1999, the Company spent significant resources researching and developing the processing standards and marketing plans described herein, which represent the foundation of the Company’s franchise program. During this period of time, the Company also rewrote its document management and commissions reconciliation software to accommodate these processing standards and began to present document images and commission statements on the Company’s web site. Since 1999, the Company has maintained a web site at www.brookecorp.com, which provides general information about the Company and hyperlinks to other related web sites. In addition, the Company maintains a web site at www.brookeprocessing.com, which the Company utilizes to provide document images and revenue information to its franchisees. The contents of such web sites (including any web site connected by hyperlink) are not incorporated into this Annual Report by reference.

In 1996, the Company leased space to establish a processing center in Phillipsburg, Kansas, and in 2002 acquired a property for renovation into a new processing center facility with increased office space and improved security.

In 1998, the Company established a national office in Overland Park, Kansas, to support the activities of the Company’s state offices and to office the Company’s legal, lending and consulting professionals. In 2000, a regional office approach was adopted to consolidate state office facilities and regional offices were established in the Kansas City, Missouri; Dallas, Texas; Denver, Colorado and Nashville, Tennessee metropolitan areas. In 2003, a new regional office was established in Sacramento, California.

In 2001, customer service centers were opened in Dallas and Brownsville, Texas, to assist insurance agent franchisees, for an additional fee, in the servicing of their clients. In 2002, additional customer service centers were opened in Omaha, Nebraska; Las Vegas, Nevada; Tarpon Springs, Florida; and Phoenix, Arizona. In 2003, an additional customer service center was opened in Lake City, Florida.

Also in 2000, the Company elected to register its common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended. This registration, and resulting reporting company status, enabled the Company to obtain a listing on the American Stock Exchange in 2003.

To facilitate ownership transfers, the Company established a lending division in 1996 under the name of Brooke Credit Corporation and consulting divisions in 2001 under the trade names of “Agency Business Consultants” and “Heritage Agency Consultants.”

During 2002, the Company began to tailor its franchise disclosures to accommodate franchisee specialization in businesses related to general insurance sales. As such, the Company developed a franchise specialty in financial services in 2002 and franchise specialties in funeral services and auto insurance services in 2003. Funeral specialists franchisees specialize in the sales of funeral services, cemetery services, pre-need or final expense insurance policies, pre-need trust accounts and/or pre-planned but unfunded funeral services. Auto insurance services franchisees specialize in the sale of auto insurance policies, particularly the sale of insurance to drivers with a higher risk profile.

During 2002, the Company acquired Bornstein Financial Group which is a life health agency that specializes in senior market sales and coordinates senior workshops for franchisees specializing in financial services.

The Company significantly expanded its property and casualty insurance brokerage operations in 2002 with the acquisition of CJD & Associates, LLC, which does business as Davidson-Babcock, and again in 2003 with the acquisition of Texas All Risk General Agency, Inc. Davidson-Babcock and Texas All Risk General Agency are property casualty general agencies. As a result of the CJD & Associates acquisition, the Company operates underwriting offices in Overland Park, Kansas and Omaha, Nebraska. As a result of the Texas All Risk General Agency, Inc. acquisition, the Company operates underwriting offices in Dallas, Texas and Springhill, Louisiana.

During 2003, the Company’s finance company subsidiary completed its first two securitizations of insurance agency loans. This represented a significant development in the Company’s capacity to fund loans.

Business Strategy. The Company believes that locally owned and operated businesses represent an increasingly popular means for distributing certain insurance and related services and that the Company’s franchise concept will become increasingly important to the future success of those franchisees. As such, the Company expects the demand for its franchise services to grow. Accordingly, if locally owned and operated businesses become a more popular means for distributing insurance and related services, then demand for the Company’s ancillary products, such as facilitator and brokerage services, should grow correspondingly.

The Company, through its franchise company subsidiary, is a franchisor that provides services in accordance with the franchise concept pioneered by the Company for the sale of insurance and related services through locally owned franchisees. Franchising is the foundation of the Company’s business strategy. The Company is expanding its business by extending its franchise services to franchisees that specialize in businesses that overlap with general insurance sales including financial services, funeral services and auto insurance services. The Company is also expanding its business by increasing the geographical area that it serves.

The Company’s consulting activities are relatively profitable and an important component of the Company’s business strategy. The Company consults with business sellers and acquires businesses for sale to its franchisees. The Company regularly prospects for agencies for sale and operates a web site called agencies4sale.com. The contents of such web site (including any web site connected by hyperlink) are not incorporated into this Annual Report by reference. Also, many franchisees have not purchased a business before and rely on the Company to assist them during ownership transition. To do this, the Company provides a Buyers Assistance Plan (“BAP”) that provides specific consulting assistance to franchisee purchasers such as: (1) inspection reports, (2) operational reports, (3) expanded training at the Brooke Academy, and (4) access to specialized marketing departments.

The Company’s lending activities are also relatively profitable. Franchisee access to business acquisition loans is an important component of the Company’s business strategy. The Company sells its loans to lenders as loan participation interests or as asset backed securities. The Company’s strategy is to continue to grow its lender network to ensure adequate lending capacity. The Company also plans to continue securitizing a portion of its loan portfolio to help ensure adequate lending capacity.

To capitalize on the Company’s franchising and lending expertise, the Company’s strategy includes the eventual offering of franchises in commercial loan brokerage. The Company plans to fund these loans by selling participation interests insured by credit enhancement policies that are issued by the Company’s captive insurance companies.

As part of the Company’s strategy, franchisees are encouraged to share their product expertise by networking with other franchisees through customer introductions and customer sharing. Categorizing franchisees by specialty helps promote networking because the Company believes that franchisees with different specialties do not typically compete for customers.

A new Company strategy is to directly acquire real estate for office space to lease to franchisees and to loan money to franchisees for acquisition of real estate for office space. Because franchisees specializing in insurance are usually more profitable and successful when operating from a service center, the Company expects to operate additional service centers and may acquire real estate for this purpose if circumstances warrant.

The Company’s profits are highly dependent on the one-time consulting fees associated with franchisees’ acquisitions of businesses which make the Company’s profits less predictable. In an effort to make the Company’s revenues more reliable and its profits more predictable, the Company implemented the following strategies.

Although many franchisees prefer to acquire a business and then convert to the Company’s franchise, some franchisees prefer to start a business using the franchisor services provided by the Company. In these instances, it is the Company’s strategy to provide a Start up Assistance Plan (“SUP”) that provides specific consulting and financial assistance such as (1) access to a line of credit loan during start up, (2) expanded training at the Brooke Academy, and (3) access to specialized marketing departments.

The Company believes that local ownership of insurance agencies is important because insurance sales usually result from personal sales contacts, and the rewards of ownership provide excellent motivation for sales professionals. However, the Company’s experience indicates that the sale of auto insurance, particularly the sale of insurance to drivers with a higher risk profile, is more dependent on management and organizational skills that are more characteristic of a larger organization than personal sales contacts that are more characteristic of a local business. As such, the Company recently established a separate auto insurance specialty, and the Company’s strategy is to make selective acquisitions of this type of agency. These acquisitions result in regular commission based operating income and a revenue stream that is more reliable than consulting fees.

The Company plans to gradually change the lending activities so that relatively fewer profits are recorded as a “gain on sale” at the time of a loan sale, and relatively more profits are recorded as interest margins over the life of the loan which creates a more reliable revenue stream.

As part of the Company’s strategy to generate additional revenues from its franchising activities without additional costs to its franchisees, the Company, through its insurance brokerage subsidiary, sells hard to place, or excess and surplus lines, insurance and develops insurance programs. The Company’s first priority is to grow its excess and surplus lines commissions because these commissions are generally more reliable than commissions from insurance programs. The Company’s second priority is to develop insurance program commissions. By focusing on commissions provided by excess and surplus lines insurance, the Company plans to generate a revenue stream that is more reliable than consulting fees.

As another part of the Company’s strategy to generate additional revenues from its franchising activities without additional costs to its franchisees, the Company incorporated two captive insurance companies in the country of Bermuda to share the premiums and underwriting risks for a portion of the excess and surplus lines, programs and credit enhancement insurance policies (which provide specified coverages to lenders in the event losses are incurred after a loan default and collateral liquidation) written by the Company’s brokerage subsidiary. By carefully selecting the policies in which the Company assumes an underwriting risk, the Company is better able to control policy losses and thereby increases the likelihood of a reliable stream of underwriting profits.

Services and Products. The Company has three product lines. The first is its franchisor services, which the Company believes is unique to the insurance and related services industries. The Company’s second line of products is its facilitator services which include lending to franchisees, consulting with franchisees and other such services to facilitate business ownership by franchisees and others. The Company’s third line of products is its insurance brokerage services. Brokerage services encompass the sale of insurance by the Company on a wholesale basis through exclusive franchisees and other non-exclusive broker agents. During 2003, the Company did not develop any new product lines, but did continue to revise, expand and redefine its existing product lines. For instance, the Company has extended its franchisor services product line to include a funeral services specialty and an auto insurance specialty in addition to the existing general insurance specialty and financial services specialty.

Franchisor Services The Company’s first product line is franchisor services offered through its franchise subsidiary, Brooke Franchise Corporation. Franchisor processing services provided by the Company to franchisees include cash management, document management and personal management. The Company’s cash management services include: (1) daily consolidation of all cash collected by franchisees, (2) recording customer receipts to franchisee’s account statement, (3) recording customer checks to franchisee’s account statement, and (4) reconciling sales commissions and other revenue to franchisee’s account statement. Cash management is an important component of the Company’s obligation to assist lenders with preservation of collateral. The Company’s document management services include: (1) storing customer documents as electronic images for viewing via the Company’s web site, and (2) maintaining customer name and address data for accurate ownership identification and reliable viewing. Document management is also an important component of the Company’s obligation to assist lenders with preservation of collateral. The Company’s personal management services include: (1) personal sales training, (2) personal time management tools, and (3) a buying group for purchasing office equipment, supplies and delivery services.

In addition to processing services, as franchisor, the Company also provides marketing assistance to franchisees. Marketing assistance includes supplier access, branding, and development of professional marketing plans and materials. Supplier access is particularly important to franchisees selling property and casualty insurance because writing policies for insurance companies with competitive pricing and products is critical to insurance agents’ success. Use of a trusted brand name can result in additional sales, much like additional sales that can result from a product endorsement. Although a trusted brand name may attract an Internet customer, because of the complexity of many insurance and related services, the assistance of a local franchisee to provide individualized customer support is often required. The Company believes that franchisees with a trusted brand name, local presence and franchisor support are well-positioned to compete with Internet and telephone sales of insurance and related services. The Company has a staff of marketing professionals, organized by specialty, that assists franchisees with development of marketing plans and marketing materials. In addition, the Company helps pay for a portion of franchisees’ marketing costs if conducted in accordance with the Company’s standards.

The Company’s franchisor services include the operation of service centers to assist franchisees and their customers. The resulting economies of scale typically reduce franchisees’ servicing expenses. Franchisor services also include operation of Company owned auto insurance locations.

Facilitator Services The Company’s second product line is facilitator services, which primarily encompasses the activities associated with the transfer of business ownership to franchisees. Facilitator services include lending to franchisees for the purpose of acquiring and operating businesses. The Company has developed a unique set of “Collateral Preservation” tools that has made the Company’s finance company subsidiary, Brooke Credit Corporation, a leader in the area of lending for acquisitions of insurance agencies, financial services firms and funeral homes. To accommodate the unusual collateral characteristics of franchisee loans, the finance company retains the Company, as franchisor, to: (1) maintain trust accounts for customer receipts, (2) centrally store collateral (customer files), (3) control supplier relationships, (4) account for and disburse revenues, and (5) generally cooperate in preservation and, if necessary, liquidation of collateral. The Company’s business includes the buying and selling of insurance agencies, financial services firms and funeral homes held in inventory. As a result of its collateral liquidation activities, insurance agencies, financial services firms and funeral homes may be purchased by the Company into inventory and sold by the Company from inventory on an ongoing basis.

Facilitator services include consulting with franchisees that purchase a business and convert it into a franchise. This service is typically performed by the Company’s franchise subsidiary under the trade name of Heritage Agency Consulting. The first year of ownership for all business owners is typically the most difficult. As such, a “Buyers Assistance Plan” (“BAP”) is typically provided to consult with and otherwise assist franchisees during their first months of ownership. Some of the benefits provided by a BAP include: (1) pre-closing inspection reports, (2) marketing and training plan development, and (3) operation analysis consulting. The primary benefit of a BAP is to successfully convert a business into the Company’s franchise. The Company contends, and has gathered evidence to support its contention, that the value of franchisees’ businesses increases as the result of successful conversion into the Company’s franchise system.

The BAP services provided by the Company have been divided into three categories: (1) due diligence inspections before closing, (2) marketing and training consulting after closing, and (3) operational consulting after closing. BAP services include an inspection report that is delivered to the buyer prior to closing so it can be used as part of buyer’s due diligence process. Inspection reports are the compilation of information gathered from the business seller and based on well-defined guidelines set forth in the exhibits to the BAP agreements. BAP services include marketing and training consulting. During the first 30 days after closing, a marketing plan is developed to guide the buyer’s marketing and training activities during the crucial first year of business. BAP assistance includes payment for certain signage, mass media advertising and direct mail advertising expenses. During the first 30 days after execution of the BAP, an operations report is compiled to help the buyer improve business operations and historical commissions data is reconciled. BAP purchase prices have been allocated to each of the three categories of BAP services referenced above based on factors such as consulting time expended and direct cash outlays.

Facilitator services include consulting with new franchisees that elect to start a business instead of acquiring a business. This service is typically performed by the Company’s franchise subsidiary under the trade name of Heritage Agency Consulting. Starting a business is often a difficult and stressful experience. As such, a “Start-up Assistance Plan” (“SUP”) is typically provided to consult with and otherwise assist franchisees during the startup phase of their business. Some of the benefits provided by a SUP include: (1) access to a line of credit loan during start up, (2) expanded training at the Brooke Academy, and (3) access to specialized marketing departments.

Facilitator services include consulting with franchise and non-franchise sellers regarding the sale of their businesses. This service is typically performed by the Company’s franchise subsidiary under the trade name of Agency Business Consultants. Because the selling process is typically more difficult for a non-franchisee, Agency Business Consultants offers a variety of consulting services to non-franchisees including: (1) business profiles, (2) commission and other revenue tabulations, (3) legal agreement examples, and (4) general sale preparation. Additionally, the Company retains Agency Business Consultants, as its exclusive buyer representative, to find businesses to purchase from non-franchisees for eventual sale to franchisees.

Brokerage Services The Company’s third product line is insurance brokerage services, which includes brokerage of property casualty insurance through exclusive franchisees and non-exclusive broker agents. Brokerage services generally include writing insurance for those that are difficult to insure, creating insurance programs and sharing underwriting risks with insurance companies through the Company’s Bermuda based subsidiaries.

Typical Transaction The Company typically contracts with third party suppliers, such as insurance companies, to provide the services and products sold by franchisees. The separation or independence of franchisees from their suppliers generally increases business value. Most of the Company’s transactions are currently related to the sale of insurance policies; therefore, a typical insurance transaction is described and other characteristics specific to insurance sales are discussed below. A typical transaction occurs when an insurance policy is sold by one of the Company’s franchisees and the premium is paid by the customer directly to an insurance company. On a periodic (usually monthly) basis, insurance companies pay commissions to the Company for the sale of insurance policies which the Company records as commission income. The Company then pays a share of sales commissions to its franchisees which is recorded by the Company as commission expense.

The Company is solely responsible for payment to insurance companies of premiums collected from customers for the sale of insurance policies even if its franchisees mishandle premium collection. Accordingly, the Company is the recipient and owner of all commissions paid by insurance companies resulting from the sale of insurance policies by the Company’s franchisees. The Company’s franchisees have an exclusive contractual relationship with the Company and generally do not have any contractual relationship with the insurance companies. As such, payment of a share of sales commissions to the franchisees is an obligation of the Company and is not an obligation of any insurance company. Furthermore, for income tax purposes, the Company is required to record all commissions received from insurance companies as income and correspondingly reports to the appropriate tax authorities all commissions expense paid to franchisees.

Commission expenses as a percentage of commission income increased from approximately 77.6% in 2001 to approximately 83.0% in 2002, and decreased slightly to approximately 78.7% in 2003. The relatively high level of commission expense is primarily due to the Company’s consistent practice of paying a large share of sales commissions to its franchisees.

The typical transaction outlined above provides for the billing and collection of premiums directly by insurance companies because, when available, the Company’s franchisees are required to use direct insurance company billing. However, in those instances where direct company billing is not available, the Company is responsible to the insurance company for billing and collecting the full premium from customers. The Company then remits to insurance companies the amount of the customer’s premiums, net of sales commissions, when the Company is billed by insurance companies. As a result, the Company records an account receivable for the amount owed by the customer to the Company and simultaneously records a payable for the amount owed by the Company to the related insurance company.

Customer receivables are included in the balance sheet category for accounts and notes receivable. This category also includes receivables from insurance companies for commissions on direct company billed policies, and certain notes receivables held by the Company’s finance company subsidiary, Brooke Credit Corporation. Customer receivables result when the Company assumes responsibility for the billing and collection of premiums that is typically the responsibility of the insurance companies. To accommodate customers when direct company billing is not available, the Company sometimes permits flexible premium payments by not requiring full premium payment prior to policy delivery. This resembles the premium payment flexibility offered by insurance companies when premiums are direct company billed. Consequences to the Company of providing this flexibility include collection risk and reduced cash balances from payment of premiums to insurance companies prior to premium collection from customers.

Customers. The Company’s customers are typically entrepreneurial individuals with experience in the sale of insurance, financial services or funeral services and a desire to be business owners. Because the Company’s revenues are currently derived almost exclusively from insurance sales, the Company’s customers have historically been independent insurance agents. However, the Company currently sells insurance, financial services and funeral services through approximately 262 locations that employ or retain over 765 licensed insurance and financial services professionals in Arizona, California, Colorado, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Michigan, Missouri, Nebraska, Nevada, New Mexico, Ohio, Oklahoma, Tennessee, Texas, and Utah and 8 licensed funeral professionals in Texas, Florida and Indiana.

The Company’s franchise services, facilitator services and brokerage services have historically been sold to franchisees with an insurance specialty. However, these product lines are now also available to franchisees that specialize in the sale of financial services and funeral services. In addition, the Company intends to eventually extend its franchisor services product line to include loan brokers and other such entrepreneurs.

Market. Most of the Company’s revenues result from sales of insurance policies. Although the Company’s revenues are comprised primarily of the sales commission portion of insurance premiums, most industry analysis is based on premiums. The Company reconciled, or allocated to franchisees and other agents, $343 million in actual premiums during 2003; however, gross premiums for 2003, on an annualized basis, would be more as a result of agency acquisitions made during the year for which premiums were collected for only part of the year.

According to the FutureOne 2002 Agency Universe Study conducted by the Independent Insurance Agents and Brokers of America there were approximately 40,000 independent insurance agencies in the United States in 2002. The Company’s insurance specialist franchisees sell insurance to both personal and commercial customers; however, as a group, the Company’s insurance specialist franchisees sell more personal insurance than commercial insurance.

According to the Insurance Information Institute total premiums in the United States in the property and casualty sector totaled approximately $312.4 billion in 2001 and $348.2 billion in 2002. Life and health premiums totaled approximately $584.3 billion in 2001, (most recent data available).

The market for the Company’s facilitator services is largely determined by the number of independently owned insurance agencies, financial services practices and funeral homes in the United States. According to data from Dun & Bradstreet’s ZAPDATA the number of independently owned financial services firms was 212,451 in 2003; the number of independently owned funeral homes was 24,815 in 2003.

Competition. Because the Company’s franchise product line is relatively unique, the Company is unaware of any significant direct competitors in the United States for the franchisor services that are offered by the Company.

With regards to the Company’s franchisor services that are marketed to franchisees specializing in insurance, the Company is aware of insurance agency competitors that have “vested producer” programs, but it is not aware of any such competing insurance agencies that structure their relationship in a manner that facilitates the transfer of vested ownership interests to third parties to the extent that the Company does. The Company believes the easier and safer that ownership transfers become, the more agency liquidity and value are likely to increase. The Company is also aware of insurance company principals, or suppliers, that offer franchisor type services to insurance agents, but to the best of the Company’s knowledge, such services do not allow agents exclusive agency ownership and/or require that such agents sell exclusively for one insurance company. Also, insurance company suppliers sometimes offer assistance to agents’ policyholders that have purchased policies from their specific insurance company. However, there does not appear to be a service, such as the Company’s unique type of franchisor services for insurance specialists, that attempts to provide a comprehensive solution to the efficiency problems encountered by independent insurance agents.

Competitors for the franchisor services that the Company markets to franchisees specializing in financial services, include independent securities brokers, life insurance brokers and securities dealers. However, the Company is not aware of any significant competitors that offer the unique type of franchisor services that the Company markets to franchisees specializing in financial services.

Competitors for the franchisor services that the Company markets to franchisees specializing in funeral services include independent, regional and multinational operators of funeral homes, crematoria and cemeteries, as well as publicly traded companies that expand through acquisitions of smaller funeral services providers. However, the Company is not aware of any significant competitors that offer the unique type of franchisor services that the Company markets to franchisees specializing in funeral services.

Competitors to the Company’s facilitator product line are wide, varied and formidable. Because virtually all of the Company’s facilitator activities have been related to agents specializing in insurance, the following discussion regarding competition for facilitator services focuses on competitors with an expertise in insurance and a limited number of competitors that have developed expertise in the Company’s primary facilitator services of lending to insurance agents, consulting with insurance agents and matching insurance agency buyers with sellers. The competition for agency loans comes primarily from banks and other traditional lenders, many of which are larger and have more resources than that of the Company. However, the Company is not aware of any lenders that have developed the comprehensive legal and lending standards that are required to protect and preserve the intangible assets that serve as collateral for agency loans originated by the Company. Additionally, as previously noted, the Company’s franchisor services are critical to collateral preservation.

The competition for consulting with buyers and sellers of insurance agencies, financial services firms and funeral homes comes from management consulting firms, accounting firms, investment banking firms and legal firms although the Company is not aware of any competitors that dominate this market.

The Company’s brokerage product line is not unique; therefore, it generally has much more competition for the sale of brokerage services than it does for the sale of services included in its franchise product line. Virtually all of the Company’s brokerage services are oriented to insurance specialists. Many independent insurance agents and insurance brokers have developed insurance programs for specific market niches and provide significant competition. However, those that purchase the Company’s franchisor services are considered by the Company to be a receptive audience for the Company’s brokerage services which the Company believes provides a significant advantage within its franchise organization.

Sales and Marketing. Marketing of the Company’s franchise and consulting services is conducted from its Kansas City, Dallas, Nashville, Denver and Sacramento regional offices. The Company’s national office in Overland Park, Kansas, coordinates the sales and marketing activities of all regional offices. The Company’s franchise services are marketed under the name of “Brooke Franchise Corporation” and the Company’s consulting services are marketed under the trade names of “Heritage Agency Consultants” and “Agency Business Consultants.” Franchising and consulting services are typically advertised through direct mailings, personal contacts, internet job sites and agencies4sales.com, a Company owned web site. The contents of such web site (including any web site connected by hyperlink) are not incorporated into this Annual Report by reference. The Company’s franchise services are sold using a Uniform Franchise Offering Circular or similar offering document registered with various states.

The Company’s national office markets the Company’s lending services to borrowers and also markets participating interests in originated loans to investors, primarily commercial banks. However, limited advertising is directed to potential borrowers because most loan applications are originated as the result of referrals from those selling the Company’s franchise and consulting services. The sale of participating interests is primarily the result of personal contacts by national office representatives.

The Company has established marketing departments at the national office that assist franchisees in marketing to their customers. The Company also pays up to 50% of franchisees advertising and marketing expenses if in accordance with Company standards for promoting a common brand.

Company owned auto insurance agencies rely primarily on local yellow pages, newspaper, radio and television advertising. These agencies typically operate from neighborhood “sales offices”. If sales offices are clustered together, then they are sometimes supported by a local administrative office.

Franchisees usually market their services from office locations occupied solely by them. However, particularly as the result of the Company’s SUP program, a bigger emphasis is on marketing from “service center” offices that are shared with other franchisees. In these instances, the Company manages the service center personnel and facility so franchisees can focus on sales and marketing activities.

The Company’s insurance brokerage services are marketed from four underwriting offices located in Overland Park, Kansas; Omaha, Nebraska; Dallas, Texas; and, Springhill, Louisiana. The Company markets its brokerage services primarily by personal contact and promotion of its “Easy Rater” software.

Employees. The Company currently employs a total of approximately 402 total employees. On a full-time equivalency basis (those employees who regularly work 37.5 hours or more per week), the Company employs approximately 351 individuals.

Suppliers. Most of the Company’s revenues currently result from sales of insurance policies. As such, the Company’s primary suppliers are insurance companies, and the Company has agency relationships with a large number of insurance companies. The Company has direct agency relationships with several of the leading writers of commercial insurance in the United States. The Company’s largest suppliers include Safeco Insurance Company, Allied Insurance Company, Employers Mutual Companies, Columbia Insurance Company, Progressive Insurance Company, Hartford Insurance Company, Met Life Auto & Home and Travelers Insurance Company. The Company has entered into agency agreements with each of the suppliers listed above.

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

Although the funeral services industry is generally regulated by the states’ local boards of mortuary, the insurance departments with respect to pre-need policy sales, the Federal Trade Commission and other regulatory agencies, given the Company’s current business model, it is not required to maintain any funeral services related licenses other than insurance licenses needed to conduct pre-need insurance sales.

The Company believes that it is currently in material compliance with all state and federal regulations to which it is subject and is unaware of any pending or threatened investigation, action or proceeding by any state or federal regulatory agency involving the Company.

Corporate Structure. All of the Company’s subsidiaries are directly or indirectly 100% owned and controlled by the Company. Subsidiaries are grouped into one of five categories that correspond to the subsidiaries’ purpose: (1) operating subsidiaries, (2) acquisition subsidiaries, (3) captive subsidiaries, (4) securitization subsidiaries, and (5) other subsidiaries.

Operating Subsidiaries: Although the Company has multiple subsidiaries, the Company’s business operations are typically performed by one of three operating subsidiaries: Brooke Franchise Corporation, Brooke Credit Corporation and CJD & Associates, L.L.C. Separate annual audited financial statements are typically prepared for each operating subsidiary. Each operates independently from the other two operating subsidiaries and from the Company to perform its specific business purpose. Each operating subsidiary is also responsible for its own obligations, maintains its own separate funds, generates revenue in its own right, hires its own employees and maintains separate boards of directors. The Company provides accounting, administrative and legal support for the activities of its three operating subsidiaries, and Company revenues are typically limited to dividends and administrative fees from these operating subsidiaries.

Brooke Franchise Corporation is a Missouri corporation. On November 15, 2002, the Company changed the subsidiary name from Interstate Insurance Group, LTD to Brooke Franchise Corporation so that the corporate name better identifies the subsidiary’s business purpose. The primary business purpose of this subsidiary is franchising and providing consulting and other services to franchisees through its network of regional offices and service centers.

Brooke Credit Corporation is a Kansas corporation and is a licensed finance company that originates loans primarily to the Company’s franchisees. To a lesser extent, this subsidiary also originates other types of loans through affiliates, independent loan brokers and loan agents. Loans originated by Brooke Credit Corporation and its loan brokers are sold on a wholesale basis to participating lenders and other investors.

CJD & Associates, L.L.C. is a Kansas limited liability company. This subsidiary is a licensed insurance agency that sells insurance programs and excess and surplus lines insurance on a wholesale basis under the trade names of Davidson-Babcock, Texas All Risk General Agency and All Risk General Agency, through the Company’s network of insurance specialist franchisees and through agents not necessarily affiliated with the Company.

Acquisition Subsidiaries: The Brooke Agency, Inc. and Brooke Investments, Inc. subsidiaries are used to acquire insurance agency and real estate assets for long term investment. Separate financial statements are typically prepared for each acquisition subsidiary because each secures loans from Brooke Credit Corporation and other lenders to fund their acquisitions.

Brooke Agency, Inc. is a Kansas corporation. Brooke Agency typically acquires for investment those insurance agencies that specialize in the types of insurance sales, such as auto insurance, where local ownership is less important to success. (Note: Brooke Franchise Corporation typically acquires for resale those insurance agencies that specialize in the types of insurance sales where local ownership is important to success.) Brooke Franchise Corporation retains a share of commissions to provide personnel and facilities to this subsidiary so Brooke Agency does not typically have any employees or incur operating expenses.

Brooke Investments, Inc. is a Kansas corporation. Although no acquisitions have been made to date, Brooke Investments intends to acquire real estate for lease to franchisees and others. Although the Company provides certain administrative and legal support, Brooke Investments retains all lease payments and pays all other related expenses. Revenues from this subsidiary will be typically limited to dividends.

Captive Subsidiaries: The DB Group, LTD and DB Indemnity, LTD subsidiaries were incorporated in the country of Bermuda as captive insurance companies. Separate financial statements are typically prepared for Bermuda subsidiaries as required by the Bermuda government. Each captive insurance company subsidiary is responsible for its own obligations, maintains its own separate funds and generates revenue in its own right. The captive insurance company subsidiaries are wholly owned by CJD & Associates, LLC and revenues are typically limited to dividends.

The DB Group, LTD was incorporated for the purpose of underwriting, as a reinsurer, a small portion of the insurance written by CJD & Associates, LLC. There were no premiums written in this subsidiary in 2003.

DB Indemnity, LTD was incorporated for the purpose of insuring a portion of the professional insurance agents’ liability exposure of Brooke Franchise Corporation’s franchisees and for the purpose of issuing financial guaranty, or credit enhancement, policies to Brooke Credit Corporation, its successors and assigns.

Securitization Subsidiaries: Brooke Agency Services Company LLC, Brooke Acceptance Company LLC and Brooke Captive Credit Company 2003, LLC were organized in Delaware as bankruptcy-remote special purpose entities as part of the process of securitizing Brooke Credit Corporation’s loan portfolio. To the extent required by the securitization process, separate financial statements are prepared for each securitization subsidiary.

Brooke Agency Services Company LLC is licensed as an insurance agency and was created to offer property, casualty, life and health insurance through the Company’s network of franchisees. Brooke Agency Services Company LLC has acquired ownership of franchise agreements from the Company and/or Brooke Franchise Corporation as part of an arrangement to preserve collateral on behalf of Brooke Credit Corporation as required by the securitization process. Brooke Agency Services Company LLC has contracted with the Company and/or Brooke Franchise Corporation for performance of any obligations to agents associated with all such franchise agreements.

Brooke Acceptance Company LLC and Brooke Captive Credit Company 2003, LLC are the purchasers of Brooke Credit Corporation loans pursuant to a true sale and the issuer of certain floating rate asset backed notes issued pursuant to various indenture agreements. The financial information of these subsidiaries is not consolidated with the Company’s financial information.

Other Subsidiaries: Other subsidiaries have been established for marketing, regulatory, licensing, security or other purposes and do not typically conduct any operations or own any assets. Any revenues generated by other subsidiaries are assigned to an operating subsidiary for performance of any associated obligations. These subsidiaries include Brooke Life and Health, Inc., Brooke Bancshares, Inc., The American Agency, Inc., The American Heritage, Inc., Texas All Risk General Agency, Inc., TAR Holding Company Inc., All Risk General Agency, Inc., Brooke Funeral Services Company, LLC and First Brooke Insurance and Financial Services, Inc.

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

Production Uncertainties. The processing services provided by the Company are primarily completed at a processing center located in Phillipsburg, Kansas. Although contrary to the Company’s expectations, the processing center’s management, facilities, and labor force may be insufficient to accommodate the Company’s expected growth. Also, although the Company has safeguards for emergencies, it does not have back-up facilities to process information if the processing center in Phillipsburg, Kansas, is not functioning. The occurrence of a major catastrophic event or other system failure at the Company’s processing center in Phillipsburg, Kansas, could interrupt document processing or result in the loss of stored data.

Dependence on Internet. The Company relies heavily on the Internet in conducting its operations. A main component of the Company’s franchisor services program is providing franchisees and their personnel access to documents and other data over the Internet. Such service requires efficient operation of Internet connections from franchisees and their personnel to the Company’s system. These connections, in turn, depend on efficient operation of Web browsers, Internet service providers and Internet backbone service providers, all of which have experienced periodic operational problems or outages in the past. Any system delays, failures or loss of data, whatever the cause, could reduce customer satisfaction with the services and products offered by the Company. Moreover, despite the implementation of security measures, the Company’s computer system may be vulnerable to computer viruses, program errors, attacks by third parties or similar disruptive problems. Such events could have a material adverse effect on the Company’s operations and its ability to meet customer expectations.

Guarantees. The Company has guaranteed the repayment of bonds and other debt issued by its finance company subsidiary. If the finance company incurs significant loan losses or its ability to repay the bonds or other guaranteed debts is otherwise impaired, then the Company’s financial condition may be adversely affected. In some instances, the Company’s finance company subsidiary, Brooke Credit Corporation, has sold loans to investors with full recourse which may cause an adverse financial effect on the Company in the event it is required to repurchase loans of poor quality. In addition, in connection with the Company’s activities of matching business purchasers and sellers, the Company sometimes guarantees payments to sellers, which may cause an adverse financial effect on the Company in the event such a purchaser defaults on its obligations to such a seller. The Company has also guaranteed the repayment of certain loans made to other subsidiaries.

Franchisee Collateral. The Company makes loans to franchisees and others primarily for the purpose of business acquisition which are secured by, among other things, intangible and other assets. Because collateral in most cases is primarily intangible, the value of such assets may rapidly deteriorate if borrowers do not adequately serve their customers or if the services offered are not competitively priced. Reduction in the value of the borrower’s assets would result in a reduction of the value of the Company’s secured interest. This could result in these loans being under secured which could adversely affect the Company in the event of default on such loans.

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

Dependence On Suppliers. The Company is dependent on others, particularly property and casualty insurance companies, to supply the products sold by its insurance specialty franchisees and non exclusive broker agents. A majority of the Company’s products are supplied by seven property and casualty insurance companies. The Company’s contracts with these suppliers can be terminated by the supplier without cause upon advance written notice. The loss of the representation of any one of these companies, for any reason, would adversely affect the financial condition of the Company. While the Company believes it maintains strong relationships with these companies, there can be no assurance that these companies will not impose conditions to the relationship, such as lower commission rates, larger premium volume requirements, or loss ratios that the Company will not be able to satisfy.

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

Competition. The Company’s franchisees face significant competition. The popularity of Internet sales and passage of the Financial Services Modernization Act have increased the number of potential insurance and financial services competitors. If the Company’s prediction that agent distribution will become more widespread is accurate, then the Company will face greater competition for the services it provides to its franchisees. The Company’s funeral services franchisees face competition for sales of funeral services from independent, regional and multinational operators, including large publicly traded owners and discount funeral service providers who provide products and services on discount or “a la carte” bases. In addition, they face significant competition with respect to pre-need insurance policies, pre-need trusts and other products. Many of the Company’s potential competitors have greater financial resources and market acceptance than the Company.

Dependence Upon Management. The Company is dependent upon the continued services of senior management, particularly the services of Robert D. Orr, Leland G. Orr, Michael Hess, Shawn Lowry, Michael Lowry, Anita Larson and Kyle Garst. The loss of the services of any of these key personnel, by termination, death or disability, could have a material adverse affect on the Company.

Control by Brooke Holdings, Inc. Through his approximate 55% ownership interest in Brooke Holdings, Inc., Robert D. Orr controls all aspects of the Company.

Bond Repayment. Loans made by Brooke Credit Corporation are usually amortized for a period of twelve years. The Company has funded a portion of its loan portfolio with bonds maturing in approximately two years or less. The Company will be adversely affected if the Company’s finance company subsidiary, Brooke Credit Corporation, does not have alternative sources of funds to repay bonds as they mature.

Government Regulation. The activities of the Company are subject to comprehensive regulation including regulation in the various states in which it does business. The success of the Company will depend in part upon its ability to satisfy such regulations and to obtain and maintain all required licenses and permits.

ITEM 2 DESCRIPTION OF PROPERTY

The Company’s principal executive offices are located at 10950 Grandview Drive, Building 34, Suite 600, Overland Park, Kansas 66210, and its telephone number is (913) 661-0123. In addition to serving as the principal executive offices of the Company, this facility also functions as the Company’s national sales office, Kansas City regional sales office and one of its eight customer service centers. The facility consists of over 16,000 square feet of office space, leased for $13,333 per month. The lease expires on August 31, 2008.

The Company also maintains a processing center, four additional regional offices, four underwriting offices, eight customer service centers and eight sales offices. The processing center is located in Phillipsburg, Kansas, and consists of approximately 22,000 square feet of office space. Total project costs for the acquisition and renovation of the processing center was approximately $1,100,000. Most of the project was funded with $825,000 in industrial revenue bonds issued by Phillips County, Kansas, in February 2002, which the Company is required to repay. The industrial revenue bonds have various maturities extending through 2012.

The lease arrangements for the Company’s four additional regional offices are summarized as follows. The Denver regional office is located in Englewood, Colorado, and the associated lease provides for monthly rent of $5,234 and expires on February 28, 2009. The Nashville regional office is located in Nashville, Tennessee, and the associated lease provides for monthly rent of $3,717 and expires on February 28, 2008. The Dallas regional office is located in Dallas, Texas, and the associated lease provides for monthly rent of $5,291 and expires on June 30, 2003. The Sacramento regional office is located in Sacramento, California, and the associated lease provides for monthly rent of $8,518 expires on May 31, 2009.

Although the Company maintains four underwriting offices, eight customer service centers and eight sales offices, the properties from which these operations are conducted are not materially important to the Company.

Management believes that the Company’s facilities will be adequate for current and proposed operations. In management’s opinion, adequate insurance has been purchased for each of the above referenced properties.

Although no such acquisitions have been made, the Company, through its subsidiary Brooke Investments, Inc., intends to acquire real estate for use in its operations and for lease to franchisees and others for purposes of capital gain and/or income. Such investments may include office buildings shopping centers and commercial properties in states where the Company conducts business. Investments in real property will be made pursuant to an investment policy developed by the Company outlining limitations, if any, on the percentage of assets which may be invested in any one investment or type of investment. The establishment of and amendments to such policy shall not be subject to shareholder approval.

ITEM 3 LEGAL PROCEEDINGS.

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2003.

PART II

ITEM 5 MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company obtained a listing for its common stock on November 1, 2002, on the OTC Bulletin Board (“OTCBB”). Prior to that time, there was no public trading market. On May 29, 2003, the Company was approved for listing on The American Stock Exchange, LLC (“AMEX”) and discontinued trading its common stock on the OTCBB effective May 28, 2003.

During the first quarter of 2003, the Company’s board of directors declared a common stock dividend pursuant to which all stockholders of record as of March 3, 2003, received six shares of common stock for every one share held. During the period of time the Company’s common stock has been traded on the OTCBB and AMEX, the high and low prices for each quarter have been as follows on a split adjusted basis:

Quarter	Ending	Market	High Bid/Sale	Low Bid/Sale
Fourth	December 31, 2002	OTCBB	$5.00	$1.83
First	March 31, 2003	OTCBB	$10.05	$3.67
Second	June 30, 2003	AMEX	$10.50	$4.75
Third	September 30, 2003	AMEX	$9.09	$8.15
Fourth	December 31, 2003	AMEX	$10.13	$8.25

As of February 27, 2004, the 52 week high and low prices were $22.80 and $3.66, on a split adjusted basis.

As of February 27, 2004, the number of record holders and beneficial owners of the Company’s common stock was 437. These numbers do not include an indeterminate number of stockholders whose shares are held by brokers or “nominees” or in street name.

During the last two fiscal years, the Company paid quarterly dividends in the amount $0.01, $0.01, $0.025, and $0.025 per split adjusted share of common stock, respectively for the first, second, third, and fourth quarters of 2002 and $0.025, $0.08, $0.10, and $0.10 per split adjusted share of common stock, respectively for the first, second, third, and fourth quarters of 2003.

Recent Sales of Unregistered Equity Securities.

On February 27, 2001, the Company commenced the offering of 100,000 shares of its 2002 Convertible Preferred Stock, par value $25.00 per share (the “2002 Convertible Preferred Stock”). The Company sold 26,350 shares of 2002 Convertible Preferred Stock for an aggregate purchase price of $658,750. The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147. The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas. The Company’s offering of 2002 Convertible Preferred Stock was terminated on February 14, 2002, and accordingly no shares were sold thereafter. Prior to April 1, 2002, the holders of 2002 Convertible Preferred Stock had the right, at their option, to convert all or part of their 2002 Convertible Preferred Stock to common stock of the Company. In the event that a holder of 2002 Convertible Preferred Stock elected to convert its shares to Common Stock, one share of 2002 Convertible Preferred Stock was exchanged for one share of Common Stock. 51,153 shares of 2002 Convertible Preferred Stock were converted to common stock. The Company has the option to redeem its 2002 Convertible Preferred Stock by paying $27.50 for each share held.

On January 31, 2002, the Company commenced the offering of 10,000 shares of its 2002A Convertible Preferred Stock, par value $25.00 per share (the “2002A Convertible Preferred Stock”). The Company sold 10,000 shares of 2002A Convertible Preferred Stock for an aggregate purchase price of $250,000. The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147. The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas. The Company’s offering of 2002A Convertible Preferred Stock was terminated on February 15, 2002, accordingly no shares were sold subsequent to February 15, 2002. On or prior to April 1, 2002, the holders of 2002A Convertible Preferred Stock had the right, at their option, to convert all or part of their 2002A Convertible Preferred Stock to common stock. In the event that a holder of 2002A Convertible Preferred Stock elected to convert its shares to common stock, one share of 2002A Convertible Preferred Stock was exchanged for one share of common stock. 9,180 shares of 2002A Convertible Preferred Stock were converted to common stock. The Company has the option to redeem its 2002A Convertible Preferred Stock by paying $27.50 for each share held.

On March 4, 2002, the Company commenced the offering of 34,375 shares of its 2002B Convertible Preferred Stock, par value $32.00 per share (the “2002B Convertible Preferred Stock”). The Company sold 34,153 shares of 2002B Convertible Preferred Stock for an aggregate purchase price of $1,092,896. The sale of these securities did not involve an underwriter and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147. The facts that the Company relied upon to claim the exemption were that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal place of business is within the State of Kansas. The Company’s offering of 2002B Convertible Preferred Stock was terminated on April 30, 2002. On or prior to May 15, 2002, the holders of 2002B Convertible Preferred Stock had the right, at their option, to convert all or part of their 2002B Convertible Preferred Stock to Common Stock. In the event that a holder of 2002B Convertible Preferred Stock elected to convert its shares to Common Stock, one share of 2002B Convertible Preferred Stock was exchanged for one share of Common Stock. 9,822 shares of 2002B Convertible Preferred Stock had been converted to Common Stock. The Company has the option to redeem its 2002B Convertible Preferred Stock by paying $35.20 for each share held.

As of December 31, 2003, all of the Company’s outstanding shares of 9% cumulative convertible preferred stock were converted into 60,606 shares of common stock; and the conversion option on all of the Company’s outstanding shares of 2002, 2002A, or 2002B preferred stock has expired or been exercised.

ITEM 6 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

The Company markets its franchise, brokerage and facilitator services to entrepreneurs operating insurance agencies and other businesses related to insurance sales. Management has organized a portion of its discussion and analysis into three segments: a franchisor segment which discusses the Company’s retail insurance services, financial services and funeral services activities; an insurance brokerage segment which discusses the Company’s wholesale insurance activities; and, a facilitator segment which discusses the Company’s lending and consulting activities.

Most of the Company’s revenues are from sales commissions paid to one of the Company’s insurance agency subsidiaries by insurance companies for the sale of insurance policies on a retail basis through exclusive franchisees or on a wholesale basis through non-exclusive broker agents. Commission revenues typically represent a percentage of insurance premiums paid by policyholders. Premium amounts and commission percentage rates are established by insurance companies, so the Company has little or no control of the commission amount generated from the sale of a specific insurance policy. The Company primarily relies on the recruitment of additional franchisees and broker agents to increase commission revenue.

The Company’s finance subsidiary generates most of its revenues from interest margins resulting from the origination of loans to the Company’s franchisees and from gains on the sale of franchisee loans. The finance subsidiary funds its loan portfolio primarily through the sale of loan participation interests to other lenders and the sale of securities, backed by loan assets, to accredited investors. During 2003, the Company sold two issues of asset backed securities.

The Company’s consulting subsidiaries generate most of their revenues from consulting with franchisees during the first months of business ownership and consulting with sellers on the sale of their insurance agencies, financial services practices and funeral homes.

In 2003, the Company set a bold objective of “40n4” or $40,000,000 in net profits in four years. This long term objective was not set for the purpose of persuading investors to purchase the Company’s stock. In fact, pursuing the 40n4 objective by increasing recurring revenues will have an adverse effect on short term profits as the Company invests for the future. Pursuing the 40n4 objective will result in aggressive expansion of territory and personnel that will increase the risk associated with an investment in the Company. The purpose of the 40n4 objective is not to provide guidance to investors. The purpose of the 40n4 objective is to provide guidance to employees when making monthly plans, setting monthly priorities and reviewing monthly results.

Results of Operations

The Company’s consolidated results of operations have been significantly impacted by the Company’s expansion of territory and personnel in recent years. Revenues are expected to continue to increase in 2004 as a result of the foregoing.

The Company incurred a net profit of $4,159,744 or $.85 per share in 2003, compared to a net profit of $1,449,875 or $.27 per share in 2002, and a net profit of $695,408 or $.15 per share in 2001. Net profits have increased primarily because an increasing share of the Company’s revenues result from the sale of consulting and lending services which typically have larger profit margins than those generated by the Company’s insurance activities.

Total Company operating revenues increased to $65,967,040 in 2003 from $40,395,273 in 2002 and $24,494,157 in 2001. This represents an increase in total operating revenues of approximately 63.3% in 2003, approximately 64.9% in 2002, and approximately 74.2% in 2001. The increase in 2003 operating revenues is primarily attributable to an increase in insurance commissions. However, fees from consulting and other facilitator activities also increased. These increases are primarily the result of the Company’s continued expansion of its insurance agency operations.

Payroll expenses increased $4,340,283 in 2003, $2,901,885 in 2002, and $1,355,098 in 2001. This represents an increase in payroll expenses of approximately 61.9% in 2003, approximately 70.6% in 2002, and approximately 49.1% in 2001. Payroll expenses, as a percentage of total operating revenue, were approximately 17.2% in 2003, approximately 17.4% in 2002 and approximately 16.8% in 2001. Payroll expenses also increased primarily as a result of the Company’s expansion of its insurance agency operations, the opening of additional service centers and the recent acquisitions of CJD & Associates and Texas All Risk General Agency.

Other operating expenses increased $5,408,558 in 2003, increased $2,279,524 in 2002, and increased $532,322 in 2001. This represents an increase in operating expenses of approximately 126.7% in 2003, approximately 114.5% in 2002, and approximately 36.5% in 2001. Other operating expenses, as a percentage of total operating revenue, were approximately 14.7% in 2003, approximately 10.6% in 2002, and approximately 8.1% in 2001. Other operating expenses also increased primarily as a result of the Company’s expansion of its insurance agency operations, the opening of additional service centers and the recent acquisitions of CJD & Associates and Texas All Risk General Agency.

Bond interest expense increased $168,495 in 2003, increased $152,985 in 2002, and increased $159,431 in 2001. This represents an increase in bond interest expense of approximately 33.9% in 2003, approximately 44.5% in 2002, and approximately 86.5% in 2001. The increase is primarily attributable to the sale of additional debentures by the Company. Bond interest expense incurred by the Company is considered by the Company to be an operating expense because these funds are used to partially fund the Company’s lending activities.

Interest expense increased $323,872 in 2003, increased $82,656 in 2002, and decreased $31,170 in 2001. This represents an increase in interest expense of approximately 128.4% in 2003, approximately 48.7% in 2002, and a decrease of approximately 15.5% in 2001. Interest expense, other than bond interest expense, is considered by the Company to be non-operating expense. This interest expense comparison excludes participating interest expense paid by the Company’s finance company subsidiary, Brooke Credit Corporation, because all such interest is recorded as a reduction from interest income. Interest expense increased primarily as a result of increased notes payable balances to business sellers.

The following tables provide information regarding quarterly fluctuations during 2003, 2002 and 2001 in the Company’s Notes Receivables, Notes Participation, Notes Payables and Bonds & Debentures Payables principal balances and in the corresponding weighted interest rates.

Notes Receivables Balances and Weighted Interest Rates

	2003 Principal	2003 Weighted Rate	2002 Principal	2002 Weighted Rate	2001 Principal	2001 Weighted Rate
1st Quarter	$70,544,910	8.15%	$44,624,455	8.66%	$24,659,364	12.43%
2nd Quarter	$81,770,147	8.04%	$47,068,649	8.93%	$30,097,209	12.08%
3rd Quarter	$92,722,713	7.99%	$50,529,294	8.71%	$34,606,346	11.74%
4th Quarter	$115,471,044	7.78%	$60,353,368	8.70%	$37,943,469	11.46%

Notes Participations Balances and Weighted Interest Rates
	2003 Principal	2003 Weighted Rate	2002 Principal	2002 Weighted Rate	2001 Principal	2001 Weighted Rate
1st Quarter	$66,097,572	5.98%	$41,118,345	7.49%	$24,185,280	11.84%
2nd Quarter	$75,558,561	5.15%	$44,547,039	7.87%	$29,653,127	11.44%
3rd Quarter	$84,103,920	5.92%	$49,038,830	8.05%	$33,521,508	11.01%
4th Quarter	$105,070,388	5.43%	$59,516,316	8.49%	$34,922,295	10.37%

Notes Payables Balances and Weighted Interest Rates
	2003 Principal	2003 Weighted Rate	2002 Principal	2002 Weighted Rate	2001 Principal	2001 Weighted Rate
1st Quarter	$7,007,462	5.17%	$6,384,691	3.45%	$2,522,635	5.36%
2nd Quarter	$8,177,726	5.35%	$7,125,008	4.96%	$3,537,330	5.66%
3rd Quarter	$12,268,110	5.18%	$4,561,190	5.01%	$4,984,001	5.54%
4th Quarter	$26,811,628	5.79%	$6,384,738	5.79%	$5,785,058	4.93%

Bonds & Debentures Payables Balances and Weighted Interest Rates
	2003 Principal	2003 Weighted Rate	2002 Principal	2002 Weighted Rate	2001 Principal	2001 Weighted Rate
1st Quarter	$7,484,000	8.98%	$5,385,000	9.218%	$2,825,000	9.85%
2nd Quarter	$7,429,000	8.99%	$5,385,000	9.218%	$2,825,000	9.85%
3rd Quarter	$7,429,000	8.99%	$5,385,000	9.218%	$2,825,000	9.85%
4th Quarter	$7,429,000	8.99%	$6,490,000	9.077%	$5,780,000	9.38%

Amortization expense increased $484,689 in 2003, $306,356 in 2002, and $79,321 in 2001. This represents an increase in amortization expense of approximately 95.8% in 2003, approximately 153.6% in 2002, and approximately 66.0% in 2001. Amortization expense increased primarily as a result of amortization of the Company’s servicing asset, contract database, and the acquisitions of CJD & Associates, LLC and Texas All Risk General Agency. Amortization expense also increased in 2002 as a result of the Company’s reclassification of its investment in Brooke Life and Health, Inc.

Depreciation expense increased $129,423 in 2003, $62,240 in 2002, and decreased $44,442 in 2001. This represents an increase in depreciation expense of approximately 42.7% in 2003, approximately 25.8% in 2002, and a decrease of approximately 15.6% in 2001. Depreciation expense increased primarily as a result of the Company’s acquisition/renovation of the Company’s processing center facility in Phillipsburg, Kansas, in 2002, the renovation of the Company’s national office facility in Overland Park, Kansas, in 2003, and the acquisition of equipment associated with CJD & Associates, LLC.

The accounts and notes receivable asset category is comprised of customer receivable balances, notes receivable balances and accrued interest on notes receivables. Customer receivables were $4,460,925, $7,970,282, and $4,327,544 on December 31, 2003, 2002 and 2001, respectively. This represents a decrease in customer receivables of approximately 44.0% in 2003, an increase of approximately 84.2% in 2002, and an increase of approximately 85.6% in 2001. Customer receivables decreased primarily because the Company’s finance company subsidiary provided line of credit financing to franchisees beginning in 2003. Some items in the past were recorded as accounts receivable that are now recorded on the line of credit note. Notes receivables were $10,809,545, $837,052, and $3,021,174 on December 31, 2003, 2002 and 2001, respectively. This represents an increase in notes receivables of approximately 1,191.4% in 2003, a decrease of approximately 72.3% in 2002, and an increase of approximately 1,598.9% in 2001. Notes receivables balances vary, sometimes significantly, from year to year as the result of management’s decision to temporarily retain more or less loans in its “held for sale” portfolio based on the funds available to the Company. Accrued interest was $734,352, $429,211, and $461,970 on December 31, 2003, 2002 and 2001, respectively. This represents an increase in accrued interest of approximately 71.1% in 2003, a decrease of approximately 7.1% in 2002, and an increase of approximately 136.1% in 2001. Accrued interest increased in 2003 as a result of the increase in the loan portfolio. Although a loss allowance was made for the Company’s long-term loss exposure related to its recourse liability on loans sold to participating lenders, no loss allowance has been made for the Company’s accounts and notes receivables because these assets have a short term exposure to loss and the Company has experienced limited credit losses. All of the Company’s notes receivables are held for sale and typically sold within a short period of time. Most of the Company’s accounts receivables are franchisee obligations that are paid at the next monthly statement settlement so accounts receivables are typically paid within 30 days.

Other receivables were $1,698,033, $2,220,619, and $879,072 on December 31, 2003, 2002 and 2001, respectively. This represents a decrease in other receivables of approximately 23.5% in 2003, an increase of approximately 152.6% in 2002, and an increase of approximately 346.4% in 2001. Agent receivables associated with commission refunds comprise the largest part of the other receivables asset category. The recent decrease in other receivables is primarily attributable to the decreased level of agent receivables associated with the Company’s Buyers Assistance Plans.

Deposits were $363,133, $58,141, and $0 on December 31, 2003, 2002 and 2001, respectively. This represents an increase in deposits of approximately 524.6% in 2003. Deposits increased primarily as a result of deposits associated with the Company’s recent securitizations and industrial revenue bond payment account.

Prepaid expenses were $534,461, $503,899, and $328,912 on December 31, 2003, 2002 and 2001, respectively. This represents an increase in prepaid expenses of approximately 6.1% in 2003, an increase of approximately 53.2% in 2002, and an increase of approximately 122.8% in 2001. The prepaid expense asset category is primarily comprised of expenses attributable to the Company’s public offering and sale of bonds and debentures that are amortized over a period ending at bond or debenture maturity.

Accounts payable were $5,540,269, $5,181,975, and $2,299,366 on December 31, 2003, 2002 and 2001, respectively. This represents an increase in accounts payable of approximately 6.9% in 2003, an increase of approximately 125.4% in 2002, and an increase of approximately 39.3% in 2001. The accounts payable liability category is comprised of producer payables, payroll payables and other accrued expenses. The increase in payables results from expansion of the Company’s operations.

Premiums payable were $7,153,675, $4,415,188, and $2,256,732 on December 31, 2003, 2002 and 2001, respectively. This represents an increase in premiums payable of approximately 62.0% in 2003, an increase of approximately 95.6% in 2002, and an increase of approximately 14.7% in 2001. The premiums payable liability category is comprised of amounts due to insurance companies for premiums that are billed and collected by the Company’s franchisees. This liability has increased primarily as a result of expansion of the Company’s operations and the acquisitions of CJD & Associates, LLC and Texas All Risk General Agency.

During 2003, there was a reduction in the Company’s retained earnings of $1,956,642 because the Company’s stock dividend of 3,819,615 shares at $1.00 par value per share exceeded its paid in capital of $1,862,973 and the excess over the paid in capital was allocated to retained earnings.

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

Income Taxes

The Company’s effective tax rate on income was 33.0% in 2003, 34.0% in 2002 and 34.0% in 2001. On December 31, 2003, the Company recorded a current income tax liability of $1,623,991. The Company also recorded a deferred tax liability of $188,684 due to accumulated other comprehensive income that resulted from the sale of notes receivables to participating banks. The Company had recorded a deferred tax asset of $159,637 as of December 31, 2002, from the tax benefits resulting from prior period losses. During 2003, all such remaining tax benefits were used.

Analysis by Segment

The Company’s three reportable segments are Franchise Services, Insurance Brokerage and Facilitator Services. The Franchise Services segment includes discussion and analysis of the Company’s sale of insurance, financial, funeral and credit services to customers on a retail basis through franchisees. The Insurance Brokerage Segment includes the sale of insurance on a wholesale basis through the Company’s franchisees and others. Facilitator Services Segment includes the sale of those services, such as lending and consulting, which facilitate the transfer of ownership to franchisees and others.

Insurance Franchise Segment

Insurance commissions, primarily from policies sold on a retail basis through franchisees, increased $12,328,022 in 2003, $7,070,905 in 2002, and $7,144,152 in 2001. This represents increases in retail insurance commissions of approximately 44.1% in 2003, approximately 33.8% in 2002, and approximately 51.9% in 2001. Retail insurance commissions have increased primarily as a result of the Company’s continued expansion.

Commission expense paid to franchisees increased $9,482,113 in 2003, $7,986,759 in 2002, and $6,184,158 in 2001. This represents increases in franchisee commission expense of approximately 39.2% in 2003, approximately 49.2% in 2002, and approximately 61.6% in 2001. Commission expense increased because commission income increased and franchisees are typically paid a share of commission income. Commission expense represents approximately 83.6% of 2003 retail insurance commissions, approximately 86.6% of 2002 retail insurance commissions, and approximately 77.6% of 2001 retail insurance commissions.

Profit sharing commissions, or the Company’s share of insurance company profits on policies written by franchisees, increased $1,547,393 in 2003, decreased $90,117 in 2002,

and increased $233,956 in 2001. This represents an increase in profit sharing commissions of approximately 251.9% in 2003, a decrease of approximately 12.8% in 2002, and an increase of approximately 49.7% in 2001. Profit sharing commissions represented approximately 5.4% of 2003 retail insurance commissions, approximately 2.2% of 2002 retail insurance commissions, and approximately 3.4% of 2001 retail insurance commissions. Profit sharing commissions increased because insurance company profits increased on policies written by franchisees.

Retail insurance commissions are reduced by the estimated amount of commission refunds resulting from future policy cancellations. Revenue was correspondingly decreased by $10,377, $30,563, and $63,276 for 2003, 2002 and 2001 respectively. A commission refund liability has been accrued in the amounts of $337,782, $327,405, and $296,842 on December 31, 2003, 2002 and 2001, respectively. This represents increases in the commission refund liability of approximately 3.2% in 2003, approximately 10.3% in 2002, and approximately 27.1% in 2001. The commission refund liability increased at a slower rate than commission income because the Company’s cancellation rates are improving.

Twenty-four months after initial conversion of an acquired business into a Company franchise, or twenty-four months after the startup of a new Company franchise, the Company considers the franchise as seasoned and the comparison of current to prior year revenues as a reliable indicator of franchise success. A total of 87 franchise locations began their franchise relationship with the Company prior to 2001 and have not purchased or sold a business since starting. Overall revenues of those franchise locations increased 5.25% from 2002 to 2003, and the average growth rate of individual franchise locations was 5.81%.

In previous filings, the Company provided an analysis of operating profit margins from Franchise Services. However, this analysis appears less relevant because the Company is often willing to accept lower operating profit margins from the Franchise Services segment to create revenues for the Facilitator Services segment at relatively higher profit margins.

Insurance Brokerage Segment

Insurance brokerage operations have become a significant part of the Company’s business as a result of the Company’s acquisition of CJD & Associates, LLC in 2002 and Texas All Risk General Agency in 2003. Prior to 2002, commissions from insurance brokerage were not considered significant enough to warrant discussion in a separate segment and were therefore discussed in the Franchise Services segment. Insurance brokerage commission revenues were $5,412,288 in 2003 and $2,573,606 in 2002. This represents an increase in commission revenues of approximately 110.3% in 2003. Insurance brokerage commission expense paid to agents was $2,259,555 in 2003 and $1,148,456 in 2002. This represents an increase in commission expense of approximately 96.7% in 2003. Commission expense represents approximately 41.7% of 2003 insurance brokerage commissions and approximately 44.6% of 2002 insurance brokerage commissions. Insurance brokerage profit sharing commissions were $183,537 in 2003 and $0 in 2002. Profit sharing commissions represent approximately 3.4% of 2003 insurance brokerage commissions.

Brokerage insurance commissions are reduced by the estimated amount of commission refunds resulting from future policy cancellations. Revenue was correspondingly decreased $3,207 and $42,972 for 2003 and 2002, respectively. Commission refund liabilities were accrued in the amounts of $350,295 and $106,436 on December 31, 2003 and 2002, respectively. This represents an increase in commission refund liability of approximately 229.1% in 2003. The commission refund liability increased primarily from the purchase of Texas All Risk General Agency which had a $240,652 commission refund liability on the date of purchase.

Facilitator Services Segment

One of the most significant of the Company’s facilitator services is lending through its finance company subsidiary. Most of the Company’s loans are made to franchisees for the purpose of acquiring insurance agencies, although the Company has made an increasing amount of loans to franchisees for acquiring other insurance-related businesses such as financial services practices and funeral homes. Net interest income and gross servicing income were $1,753,342, $736,715, and $74,594 in 2003, 2002 and 2001 respectively, resulting in an increase of approximately 138.0%, an increase of approximately 887.6%, and a decrease of approximately 28.9%, respectively. When analyzing the impact that net interest margins and gross servicing income have on the Company’s overall finance company operations, consideration should be given to amortization of the Company’s servicing asset and subsequent adjustments to the Company’s interest receivable asset referenced in the following discussion on loan participation sales and asset backed securities sales.

Revenues of $4,368,059, $2,762,673 and $507,670 were recorded during 2003, 2002 and 2001, respectively, to realize a gain on the sale of notes receivables from recognition of the servicing asset and interest receivable asset resulting from the sale of loan participations and asset backed securities. The increase in revenues from gains on sales of notes receivables is primarily the result of an increase in the loan portfolio.

As part of its finance company’s operations, the Company typically sells most of the insurance agent loans it originates to lenders as participation interests and to accredited investors as asset backed securities. As such, gains or losses were recognized, loans were removed from the balance sheet and residual assets, representing the present value of future cash flows, were recorded. Loan participation and asset backed securities sales have made a significant impact on the Company’s financial condition and results of operations. The following discussion describes this impact on the Consolidated Statements of Income, Consolidated Balance Sheets and the credit quality of the off-balance sheet loans sold with recourse.

In all sales of participations in franchisee loans, the Company retains servicing responsibilities for which it typically receives annual servicing fees ranging from .25% to 1.375% of the outstanding balance. A gain is recognized immediately upon the sale of a loan participation when the annual servicing fees exceed the cost of servicing, which is estimated at .25% of the outstanding loan balance. In those instances where annual service fees received by the Company are less than the cost of servicing, a loss is immediately recorded. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions. In 2003, 2002 and 2001, the net gains from loan servicing totaled $1,076,617, $1,244,189 and $304,781 respectively which included gains from servicing benefits of $1,076,617, $1,263,213 and $332,325, respectively, and losses from servicing liabilities of $0, $19,024 and $27,544, respectively. The decrease in net gains from loan servicing benefits and servicing losses is primarily the result of the sale of notes receivable as part of the securitizations.

In addition to loan servicing fees, the Company often retains interest income when participation interests or asset backed securities are sold. The Company records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans. The Company’s right to interest income on loan participation sales is not subordinate to the investor’s interests and the Company shares interest income with investors on a prorata basis. In the case of asset backed securities, the Company’s right to interest income on loan sales is subordinate to the investor’s interest. Although not subordinate to investor’s interests, the Company’s retained interest is subject to credit and prepayment risks on the transferred financial assets. In those instances where the Company provides recourse, a reduction is recorded based on a present value calculation of future cash flows of the underlying loans. In 2003, 2002 and 2001, the net gains from interest benefits totaled $3,291,442, $1,518,484 and $202,889, respectively, which included gross gains from interest benefits of $4,199,621, $1,752,596 and $233,500, respectively, and losses from write down of retained interest asset to fair market value of $908,179, $234,112 and $30,611, respectively. The above net gains from interest benefits reflect the interest benefits derived from the loans sold to Brooke Acceptance Company, LLC and Brooke Captive Credit Company 2003, LLC in the securitizations. The increase in net gains from interest benefits is primarily the result of a larger loan portfolio and the resulting loan participation sales. Gains from servicing and interest benefits are typically non-cash gains as the Company receives cash equal to the carrying value of the loans sold. The Company has allocated the previous carrying amount between the assets sold and the corresponding retained interests, however cash in excess of the previous carrying amount is not generated by loan sales. A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities.

Underlying assumptions used in the initial determination of future cash flows on the participation loans and asset backed securities accounted for as sales include the following:

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed-Rate Stratum)
Prepayment speed*	10%	8%
Weighted average life	110.2 months	56.2 months
Expected credit losses*	.50%	.21%
Discount Rate*	8.5%	8.5%

*	Annual rates

Gain-on-sale accounting requires management to make assumptions regarding prepayment speeds and credit losses for participated loans and asset backed securities. The performances of these loans are extensively monitored, and adjustments to these assumptions will be made if necessary.

The impact from the sale of loan participations and asset backed securities can be seen in several areas of the Company’s balance sheet. The most significant has been the removal of loans that the Company continues to service. On December 31, 2003, 2002 and 2001, the balances of those off-balance sheet assets totaled $105,070,388, $59,516,316 and $34,922,295, respectively. The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio and the resulting loan participation and asset backed securities sales.

In connection with the recognition of non-cash gains for the servicing benefits of loan participation sales, the present value of future cash flows was recorded as a servicing asset. Components of the servicing asset as of December 31, 2003 were as follows:

Estimated cash flows from loan servicing fees	$3,478,711
Less:
Servicing Expense	(841,746)
Discount to Present Value	(533,367)

Carrying Value of Retained Servicing Interest in Loan Participations	$2,103,598

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows was recorded as a servicing liabilities. Components of the servicing liability as of December 31, 2003 were as follows:

Estimated cash flows from loan servicing fees	$0
Less:
Servicing expense	63,968
Discount to present value	18,276

Carrying Value of Retained Servicing Liability in Loan Participations	$45,692

In connection with the recognition of non-cash gains for the interest benefits of loan participation sales, the present value of future cash flows was recorded as an interest receivable asset and included in investment securities. Components of the interest receivable asset as of December 31, 2003 were as follows:

Estimated cash flows from interest income	$3,770,064
Less:
Estimated credit losses *	(242,396)
Discount to present value	(407,290)

Carrying Value of Retained Interest in Loan Participations	$3,120,378

*	Estimated credit losses from liability on sold recourse loans with balances totaling $14,130,923 on December 31, 2003. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

In connection with the recognition of non-cash gains for the interest benefits of asset backed securities sales, the present value of future cash flows was recorded as an interest receivable asset and included in investment securities. Components of the interest receivable asset as of December 31, 2003 were as follows:

Estimated cash flows from interest income	$2,877,969
Less:
Estimated credit losses *	0
Discount to present value	(878,933)

Carrying Value of Retained Interest in Asset Backed Securities	$1,999,036

The following table presents a summary of various indicators of the credit quality of off-balance sheet recourse loans at December 31, 2003:

Net charge offs*	$0
Recourse loans sold	$14,130,923
Estimated credit losses provided for	$242,396
Estimated credit losses to recourse loans sold at period end	1.71%
Estimated Credit Loss Rates:
Annual basis (variable rate)	.50%
Annual basis (fixed rate)	.21%
Percentage of original balance	1.73%
Delinquency rates:
30 to 89 days*	0%
90 days or more*	0%

*	Although no amounts of recourse loans were charged off for the period ending December 31, 2003, and no loans were delinquent 30 days or more as of December 31, 2003, it is likely that loan delinquencies and loan charge offs will occur during the life of the sold recourse loans.

The Company facilitator services also include consulting with, and otherwise assisting, buyers and sellers of insurance agencies, financial services practices and funeral homes. Revenues from consulting related activities, (facilitator fees, buyer’s assistance plan fees, gains on business sales and business seller discounts) totaled $13,103,246, $6,147,630, and $2,716,053 for 2003, 2002 and 2001, respectively. Facilitator fee income increased primarily because of the Company’s increasing emphasis on fee income and increased levels of business acquisitions by franchisees.

Revenues from consulting services provided to sellers have been differentiated from revenues for gains on sale of businesses, such as insurance agencies, financial services practices and funeral homes. Gains on sale of businesses represent the net gains received for the sale of businesses directly acquired by the Company and held in its inventory. When the Company purchases businesses directly into its inventory, a portion of the purchase price is usually deferred. If the Company is reasonably confident that the purchase agreement representations were accurate and no significant transitioning problems are identified, then the Company may offer to prepay the remaining amounts due to sellers if the remaining balance is discounted. Although recorded as “Gains on extinguishment of debt”, seller discounts are not considered extraordinary income because they occur frequently and are considered recurring factors in the evaluation of the Company’s operating processes. Revenues from seller consulting fees, gains on sale of businesses and seller discounts are recognized immediately because the Company has no continuing obligation.

The Company provides consulting and other assistance to business owners during the first months of business ownership through a Buyers Assistance Plan (“BAP”) program. The Company records BAP income using the percentage of completion accounting method, so $771,076, $1,666,417, and $928,232 of BAP income was deferred as of December 31, 2003, 2002 and 2001, respectively. The Company’s profitability is substantially the result of fee income from its facilitator activities which are typically associated with the purchase and sale of insurance agencies, financial services practices and funeral homes. As such, the value of those businesses and the buyer’s financial performance are important to the Company’s prospects. The Company is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of its businesses. The performance of the Company’s loan portfolio appears to substantiate this conclusion.

The Company’s business includes the buying and selling of businesses, primarily insurance agencies, held in inventory. None of the agencies purchased by the Company during 2003 and 2002 had previously been purchased by the Company within the prior twenty four month period. However, eight of the agencies purchased by the Company during 2001 had been previously purchased by the Company. The number of twice-purchased agencies is an important indicator of the Company’s success in recruiting qualified buyers. The purchase prices of those agencies twice-purchased by the Company totaled $3,946,484 when first purchased into inventory and $3,743,978 when purchased into inventory the second time. Twice-purchased agencies are typically sold by the Company to unaffiliated third parties soon after purchase. As the result of the sale by the Company of twice-purchased agencies, the Company recorded a net loss of $223,402 and a net gain of $168,121 for the years of 2002 and 2001 respectively. BAPs are not provided to buyers of agencies that have already transitioned into the Company’s franchise system, so BAPs are not typically provided when the Company sells twice-purchased agencies from inventory.

When the Company sells agencies from its inventory, agency value is usually dependent to a significant extent on the cooperation of the original agency seller during ownership transition. Although the seller’s cooperation is provided for in the corresponding purchase agreement, it is the Company’s experience that seller cooperation is more likely and enthusiastic if the seller has a continuing financial investment. As such, the Company generally negotiates to defer payment of a portion of the purchase price as additional leverage for seller cooperation. In some cases the Company negotiates the retention of certain insurance policies or level of commissions in the future. If the retention is not met an adjustment is made to the amount of the deferred payment. Sellers usually prefer that the Company, not the ultimate agency buyer, remain obligated for the amounts due sellers because sellers have indicated that they believe repayment is more likely from the Company than from agency buyers. However, the Company does not receive any reimbursement from agency buyers for interest expenses on amounts due to sellers, so the Company negotiates with sellers for low interest rates, preferably zero. The Company does not pay off sellers when an agency is sold to the ultimate agency buyer but instead waits until such time as the Company believes that no significant ownership transitioning issues remain or the retention period has expired.

Liquidity and Capital Resources

The balances of the Company’s cash and cash equivalents were $13,740,543, $7,210,318, and $4,787,869 at December 31, 2003, 2002 and 2001, respectively. The Company’s current ratios (current assets to current liabilities) were 1.83, 1.47, and 1.45 at December 31, 2003, 2002 and 2001, respectively. The increase of the Company’s current ratio from 2002 to 2003 is primarily due to an increase in securities related to the Company’s loan securitizations in 2003, the purchase of which was primarily financed with long term debt. The increase of the Company’s cash from 2002 to 2003 is primarily due to an increase in long term debt. The increase of the Company’s cash from 2001 to 2002 is primarily the result of liquidation of the Company’s loan portfolio. The increase of the Company’s cash and current ratio from 2000 to 2001 is primarily due to an increase in long term debt, particularly bond and debentures payables, and seller financing. The Company has increased its cash balances to take advantage of business opportunities such as increasing agency inventory, negotiating seller discounts and attracting suppliers. Correspondingly, the Company’s current ratio and cash balances will be adversely affected if business, primarily insurance agency, inventory increases or seller loan balances are prepaid.

The Company’s cash and cash equivalents increased a total of $6,530,225 from December 31, 2002 to December 31, 2003. During 2003, net cash of $3,047,501 was used in operating activities. Cash of $9,972,493 was used to fund an increase in notes receivable which is the primary reason for the Company’s negative operating cash flow. Cash of $3,509,357 was provided by an accounts receivable decrease which primarily resulted from increased loan balances to franchisees for payment of franchisee statement balances. Cash of $3,096,782 was provided by an increase in accounts and expenses payable which primarily resulted from a $2,738,487 increase in premiums due to insurance companies. Net cash of $4,123,642 was used to fund investing activities. A large net cash inflow resulted from business, primarily insurance agency, inventory transactions as cash proceeds of $17,314,737 from sales of business inventory exceeded cash payments of $10,013,961 for purchases of business inventory primarily because cash payments for part of the business purchase prices were deferred. A large cash outflow of $8,516,213 resulted from the Company’s purchase of securities related to the Company’s loan securitizations in 2003. Net cash of $13,701,368 was provided by financing activities with $14,175,889 of cash provided by loan proceeds on long-term debt and $2,000,000 of cash provided by loan proceeds on short term line of credit borrowings.

The Company’s cash and cash equivalents increased a total of $2,422,449 from December 31, 2001 to December 31, 2002. During 2002, net cash of $3,954,847 was provided from operating activities. Cash of $2,158,456 was provided by an increase in premiums due to insurance companies and cash of $738,185 was provided by an increase in unearned BAP fees. Cash of $1,341,547 was used to fund an increase in other receivables. During 2002, net cash of $1,335,069 was provided by investing activities. A large net cash inflow resulted from business, primarily insurance agency, inventory transactions as cash proceeds of $12,400,359 from sales of business inventory exceeded cash payments of $7,083,787 for purchases of business inventory primarily because cash payments for part of the business purchase prices were deferred. Cash payments of $2,224,816 were used for purchases of long term investments in agencies that were not classified as inventory. Cash payments of $1,756,687 were used for purchases of property and equipment, primarily associated with the acquisition and renovation of a new processing center facility. During 2002, net cash of $2,867,467 was used in financing activities with $5,556,573 of cash used for payments on long-term seller debt.

The Company’s cash and cash equivalents increased a total of $3,104,356 from December 31, 2000 to December 31, 2001. During 2001, net cash of $3,597,808 was used in operating activities. Cash of $6,088,208 was used to fund an increase in total operating assets that exceeded a $1,930,036 source of cash resulting from an increase in total operating liabilities during the same period. The increase in operating assets exceeded the increase in operating liabilities largely as a result of a $2,962,270 increase in the Company’s loan portfolio, a $266,332 increase in associated loan interest receivables and a $1,996,192 increase in customer receivables. During 2001, net cash of $3,273,488 was provided by investing activities. The Company used cash for the purpose of acquiring $232,450 in property and equipment. The Company also acquired businesses, primarily insurance agencies, for resale to franchisees and an additional $3,505,938 of cash was provided from these activities as $6,546,531 in cash was provided from reduction of business inventory with $3,040,593 in cash used to fund increases in business inventory. During 2001, net cash of $3,428,676 was provided from financing activities with most of the cash provided by net bond issuances of $3,800,000.

When analyzing the Company’s cash flow and cash balances, consideration should be given to the factors discussed below. If necessary, the Company believes it can increase cash flow from operating activities within a relatively short period of time by liquidating its notes receivable portfolio because the sale of note, or loan, participations is one of the Company’s primary business activities. The Company’s business also includes the buying and selling of businesses, primarily insurance agencies held in inventory; however, gains on sale of inventory have been excluded as an operating source of cash because changes in inventory have been classified as an investing activity. The Company believes that it can increase cash flow from investing activities within a relatively short period of time by liquidating its business inventory.

When analyzing the Company’s intangible assets, consideration should be given to the factors discussed below. The Company’s “Other Assets” account balances totaled $6,170,340, $3,910,810, and $1,920,714 on December 31, 2003, 2002 and 2001 respectively and are comprised primarily of intangible accounts such as excess of cost over fair value of net asset and servicing assets. If the Company’s total assets are adjusted to exclude Other Assets, then the Company’s total liabilities exceeded its total adjusted assets by $391,344, $870,138, and $1,441,575 on December 31, 2003, 2002 and 2001, respectively. Future Company acquisitions will likely increase the Other Assets account balances and will likely result in total liabilities exceeding adjusted total assets in future periods. The Company’s “Investment in Businesses” account balances of $366,983, $402,703, and $867,320 on December 31, 2003, 2002 and 2001, respectively, represent the cost, or market value if lower, of businesses, primarily insurance agencies, held in inventory for resale to franchise agents. Although intangible, the Company believes that business inventory assets differ from other intangible assets, because business inventory is held for a relatively short period of time and has a recently demonstrated value.

The Company believes that its existing cash, cash equivalents and funds generated from operating, investing and financing activities will be sufficient to satisfy its normal financial needs. Additionally, the Company believes that funds generated from future operating, investing and financing activities will be sufficient to satisfy its future financing needs, including the required annual principal payments of its long-term debt and any future tax liabilities.

Related Party Loans

The Company’s related party loans and other information are summarized in footnote number 11 to the Company’s Consolidated Financial Statements for the year ended December 31, 2003.

Critical Accounting Policies

The Company’s established accounting policies are summarized in footnote number 1 to the Company’s Consolidated Financial Statements for the year ended December 31, 2003. As part of its oversight responsibilities, management continually evaluates the propriety of its accounting methods as new events occur. Management believes that its policies are applied in a manner which is intended to provide the user of the Company’s financial statements a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles.

When recognizing insurance commission revenues, management makes assumptions regarding future policy cancellations which may result in commission refunds and sets up a corresponding reserve. When recognizing consulting and other revenues associated with the assistance provided to agent buyers, management makes assumptions regarding when service is performed and the amount of assistance provided. When recognizing the gain on sale revenues associated with the sale of loan participations and asset backed securities sales, management makes key economic assumptions regarding loan prepayment speeds, credit losses and discount rates as required by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

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

Off Balance Sheet Arrangements

The Company’s off balance sheet arrangements and other information are summarized in footnote number 2 to the Company’s Consolidated Financial Statements for the year ended December 31, 2003. The Company uses off balance sheet arrangements to fund loan originations.

Contractual Obligations

The following table summarizes the contractual obligations of the Company at December 31, 2003.

Contractual Obligations	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt	$31,192,378	$6,421,582	$13,530,564	$4,994,686	$6,245,546
Capital Leases	$735,000	$70,000	$150,000	$170,000	$345,000
Operating Leases	$3,844,885	$739,046	$1,520,319	$1,187,841	$397,679
Total Contractual Obligations	$35,772,263	$7,230,628	$15,200,883	$6,352,527	$6,988,225

ITEM 7 FINANCIAL STATEMENTS.

The consolidated financial statements and related financial information required to be filed are attached hereto. Reference is made to page F-1 of this Annual Report for an index to the consolidated financial statements.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures The Company’s Chief Executive Officer, Robert D. Orr, and Chief Financial Officer, Leland G. Orr, (the “Certifying Officers”) have reviewed the Company’s disclosure controls and procedures as of year end 2003. Based upon their reviews, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

The Certifying Officers are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to help ensure that information required to be disclosed in reports filed or submitted by the Company is recorded, processed, summarized and reported within the required time periods and in the required manner. Disclosure controls and procedures include, without limitation, controls and procedures designed to help ensure that information required to be disclosed in the reports filed is accumulated and communicated to management, including the Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth certain information with respect to the directors and executive officers of the Company:

Name	Age	Position
Robert D. Orr	50	Chairman of the Board of Directors, Chief Executive Officer and Director
Michael Hess	48	Director, President of CJD & Associates, LLC
Leland G. Orr	41	President, Treasurer, Chief Financial Officer, Assistant Secretary and Director
Anita Larson	42	Vice President, Secretary, and General Counsel
John Allen	55	Director
Derrol Hubbard	48	Director
Joe Barnes	50	Director
Kyle Garst	34	Vice President
Shawn Lowry	30	President of Brooke Franchise Corporation
Michael Lowry	28	President of Brooke Credit Corporation

Robert Orr and Leland Orr are brothers. Shawn Lowry and Michael Lowry are nephews of Robert Orr and Leland Orr.

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are appointed annually by the Board of Directors and serve until their successors are appointed by the Board of Directors. Remuneration of the officers is set forth under “EXECUTIVE COMPENSATION” herein. Biographical résumés of each director and executive officer are set forth below:

Robert D. Orr, 50, Director, Chairman of the Board and Chief Executive Officer, is the founder of the Company. Mr. Orr has served as a director and Chief Executive Officer of the Company since its inception. From 1992 to 1996, Mr. Orr served as President of Farmers State Bank, Phillipsburg, Kansas. From 1989 to 1991, Mr. Orr served as Chairman of the Board of Brooke State Bank, Jewell, Kansas. From 1987 to 1989, Mr. Orr served as President of First National Bank, Smith Center, Kansas. Mr. Orr has also been a self-employed insurance agent for American Family Insurance Company. Mr. Orr is an honors graduate of Fort Hays State University with a Bachelor of Arts degree in Political Science. Mr. Orr also completed the Graduate School of Banking program at the University of Colorado. Mr. Orr is the author of a book on independent insurance agents titled Death of an Insurance Salesman? which was written and published in 2000. From 1996 through the present, Mr. Orr’s business activities have been focused on performing the functions of Chairman of the Board and Chief Executive Officer of the Company.

Leland G. Orr, 41, Director and President, Assistant Secretary, Treasurer and Chief Financial Officer, has been an officer and director of the Company since its inception. Mr. Orr is a certified public accountant and, from January 1991 to December 1994, served as President of Brooke State Bank, Jewell, Kansas. From January 1984 to September 1987, Mr. Orr worked for Kennedy, McKee & Company (formerly Fox & Company) (an accounting firm) of Dodge City, Kansas. Mr. Orr is a graduate of Fort Hays State University with a Bachelor of Science Degree in Accounting and is a member of the American Institute of Certified Public

Accountants, the Kansas Society of Certified Public Accountants and the Central Kansas Chapter of Certified Public Accountants. From 1995 through the present, Mr. Orr’s business activities have included performing the functions of Director, Secretary, Assistant Secretary, Treasurer and Chief Financial Officer of the Company. In addition, during this time period, Mr. Orr has managed the Company’s processing center in Phillipsburg, Kansas. In 2003, Mr. Orr was promoted to President.

Michael Hess, 48, Director and President of CJD and Associates, LLC, was an original investor in the Company. From 1975 to 1989, Mr. Hess was employed by Western Resources (a utility company). In 1989, Mr. Hess began his employment with the Company as Vice President. As a result of his success within the Company and his familiarity with the Company’s operations, Mr. Hess was appointed President and National Sales Manager of the Company in 1996. Mr. Hess has also owned several small businesses and currently serves as a director of Patrons Insurance Company and Great Plains Mutual Insurance Company. After his appointment as President and National Sales Manager in 1996, Mr. Hess’ primary business activities were the strategic development of the Company’s relationships with suppliers and growth of the Company’s franchise product line. In 2000, Mr. Hess focused his activities within the Company on developing relationships with national suppliers and the Company’s specialty programs. In 2002, Mr. Hess became President and Director of CJD & Associates LLC, a limited liability company organized under the state laws of Kansas and a subsidiary of the Company. CJD & Associates is a licensed insurance agency that sells insurance programs and excess surplus insurance on a wholesale basis, under the trade name of Davidson-Babcock, Texas All Risk General Agency and All Risk General Agency. In 2003, Mr. Hess resigned his position as President of the Company to devote his full attention to his duties as Director of the Company and President and Director of CJD & Associates.

Anita Larson, 42, Vice President, Secretary and General Counsel, joined the Company in 1999. Prior to joining the Company, Ms. Larson was employed by The Equitable Life Assurance Society of the United States, New York, New York, where she was Vice President and Counsel from May 1996 to May 1999. From January 1995 to May 1996, Ms. Larson was Chief Administrative Officer of First Security Benefit Life Insurance and Annuity Company of New York. Ms. Larson started her career at Security Benefit Group, Inc. where she was Second Vice President and Counsel. Ms. Larson received a bachelor’s degree from the University of Kansas and a Juris Doctorate from the University of Kansas School of Law.

John Allen, 55, became a director of the Company in January 2001. Mr. Allen is Chief Operating Officer of the Cincinnati Reds. During Mr. Allen’s career with the Cincinnati Reds, he has served in his current capacity of Chief Operating Officer since October 1999, as Managing Executive from June 1996 to October 1999 and as controller from May 1995 to June 1996. Prior to joining the Cincinnati Reds, Mr. Allen was director of business operations for the Columbus Clippers, the Class AAA minor league affiliate of the New York Yankees. Prior to his employment with the Columbus Clippers, Mr. Allen worked for the accounting firm of Arthur Anderson in Kansas City, Missouri, and was a partner and senior vice president of GRA, Inc. of Merriam, Kansas. Mr. Allen earned an undergraduate degree from Kansas State University and a master’s degree in Sport Management from Ohio

State University. Mr. Allen has been honored with the Certificate of Friendship from the Cincinnati Human Relations Commission and the Community Service Award from the Talbert House. He also has been honored by Cincinnati Magazine in its annual “Best of Cincinnati” issue.

Derrol Hubbard, 48, became a director of the Company in January 2001. Mr. Hubbard currently serves in various management capacities with several real estate, gaming and venture capital companies, although since 1998 his primary responsibilities have been as Real Estate Development Manager for R.D. Hubbard Enterprises, Inc. Mr. Hubbard is also President of DDH Enterprises, LLC, Double D Real Estate, Inc., H & H Development, LLC, Pinnacle Development, LLC, Pinnacle Development II all of which are involved in real estate businesses and several of which are involved in residential development around the Bighorn Golf Course in Palm Desert, California. Mr. Hubbard is also Vice President of HBH Investments, LLC which makes venture capital investments and is managing member of New Mexico Gaming, LLC which operates and distributes gaming machines in New Mexico. For more than 5 years prior to 1998, Mr. Hubbard was managing officer of DBarD, Inc, a family corporation with agricultural operations in Kansas.

Joe Barnes, M.D., 50, became a director of the Company in April, 2003. Joe Barnes is a family physician and 50% owner of Smith County Family Practice in Smith Center, Kansas. Mr. Barnes is a native of Kansas, is a licensed physician in the state of Kansas and has maintained his medical practice in the state since July of 1985. Mr. Barnes is a community leader, and currently serves on the Smith County Development Committee. He received a bachelor’s degree in Biology from Wichita State University in Wichita, Kansas, and received his Medical Doctorate from the University of Kansas School of Medicine.

Shawn Lowry, 30, President, Brooke Franchise Corporation, joined the Company in 1996 as a Corporate Sales Representative and in 1998 assumed the position of Missouri State Manager. Prior to employment with the Company, Mr. Lowry attended Washburn University majoring in business finance and business economics. In January 2000, Mr. Lowry was promoted to regional manager over the Company’s Dallas region. In August 2000, Mr. Lowry was promoted to National Sales Manager of the Company. In 2002, Mr. Lowry became President of Brooke Franchise Corporation, a company for which he is also a director.

Michael Lowry, 28, President of Brooke Credit Corporation, joined Brooke Credit Corporation in 1998 as a loan officer. Prior to employment with the Company, Mr. Lowry was an officer for Sunflower Bank in Salina, Kansas. Mr. Lowry attended college at Washburn University and Fort Hays State University with an emphasis in business finance. In January 2000, Mr. Lowry was promoted to Vice President of Brooke Credit Corporation. On April 25, 2001, Mr. Lowry was promoted to Vice President and Credit Manager of the Company. Mr. Lowry oversees the day-to-day operations of Brooke Credit Corporation. Mr. Lowry resigned his position as Vice President of the Company in 2003 to focus exclusively on his duties as President and director of Brooke Credit Corporation.

Kyle Garst, 34, Vice President of the Company, joined the Company in 1994 as a sales representative. Mr. Garst is a graduate from Kansas State University with a Bachelor of Science degree in Business Finance. From January 1997 to March 1999, Mr. Garst worked as a sales representative and profit center leader for Koch Industries. In March 1999, Mr. Garst returned to the Company as the State Manager for Oklahoma and in August 2000, he was named Regional Sales Manager for Texas, Oklahoma, and Louisiana. In December 2001, Mr. Garst became the National Investment Sales Manager, a position previously occupied by Company Director Michael Hess. In 2003, Mr. Garst was promoted to Vice President and currently serves as its Investor Relations Manager and oversees new franchise business development. Mr. Garst’s duties under his new title include investor relations, Company exchange liaison and any investment sales activities.

Involvement in Certain Legal Proceedings. To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or control person of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee and Audit Committee Financial Expert. The Company formed an Audit Committee during fiscal year 2001. During 2003, the Audit Committee was comprised of three members: John Allen, Derrol Hubbard, and Leland Orr. John Allen and Derrol Hubbard are independent, as that term is defined by the American Stock Exchange LLC; therefore, the Audit Committee composition was compliant with the requirements applicable to small business filers. However, at the Board of Directors Annual Meeting, the composition of the Audit Committee will change in that it will become entirely comprised of independent directors.

The Company has not designated an “audit committee financial expert.” All members of the Audit Committee have owned and/or have participated in the management of businesses. The Audit Committee members’ combined financial acumen is strong; therefore, an Audit Committee financial expert is not necessary for a proficient discharge of all Audit Committee responsibilities to the Company’s Board of Directors and shareholders. Specifically, the Board believes that the current members of the Audit Committee as a group have an understanding of Audit Committee functions, have the ability to understand financial statements and generally accepted accounting principles, have substantial business experience that results in financial sophistication, have the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves and have an understanding of internal controls and procedures for financial reporting. In addition, the Committee’s Charter grants the Audit Committee authority to retain advisors with financial expertise at the Company’s expense. The Company’s controlling shareholder and the Company’s Board of Directors have encouraged the Audit Committee to retain such advisors if the Audit Committee, in its sole discretion, feels that such expertise is needed, or desired, and have encouraged the selection of advisors who meet the independence standards applicable to independent directors.

Section 16(a) Beneficial Ownership Reporting Compliance. To the Company’s knowledge, the directors and executive officers of the Company complied with all applicable filing requirements of section 16(a) of the Securities Exchange Act of 1934, as of December 31, 2003.

Code of Ethics. The Audit Committee and the Board of Directors have approved several policies with respect to corporate governance including a General Governance policy and procedure, a Conflicts of Interest policy, an Insider Trading policy, a Whistle Blowing policy and an Ethics policy. The Ethics policy contains a “code of ethics” designed to promote compliance with applicable laws and regulations, and to promote integrity in business operations, decision-making and communications with the public. The “code of ethics” applies to all personnel, particularly officers, directors and managers and requires them to conduct business and perform their job duties in a manner that reasonably promotes: honest and ethical conduct; full, fair, accurate and timely disclosure in public reports; and, compliance with applicable governmental rules and regulations. The Whistle Blowing policy established by the Audit Committee and approved by the Board of Directors provides procedures for the receipt, retention, and treatment of complaints received by the Company regarding accounting, internal accounting controls, and auditing matters, as well as the confidential, anonymous submission of concerns regarding questionable accounting or auditing practices. A copy of this “code of ethics” will be provided free of charge by writing to: Brooke Corporation Secretary of the Company, Post Office Box 412008, Kansas City, Missouri 64141-2008.

ITEM 10 EXECUTIVE COMPENSATION.

The following table sets forth information concerning the compensation received for the fiscal years ended December 31, 2003, 2002, and 2001 for services rendered to the Company in all capacities by the individual who served as the Company’s Chief Executive Officer at the end of the 2003 fiscal year and other highly compensated executives of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Annual Compensation
		Salary ($)		Bonus ($)		Other ($)
Robert D. Orr [1] Chief Executive Officer	2003 2002 2001	$ $	180,577 135,000 -0-		-0- -0- -0-	$ $	8,600 7,900 -0-
Michael Hess [1,2] President, CJD & Associates, LLC	2003 2002 2001	$ $ $	120,384 98,124 80,000		$-0- 6,314 -0-	$ $	536 460 -0-
Leland G. Orr [1] President, Chief Financial Officer, Treasurer	2003 2002 2001	$ $ $	120,384 98,124 80,000		-0- -0- -0-	$ $	3,412 2,925 -0-
Shawn Lowry[1,2] President, Brooke Franchise Corporation	2003 2002 2001	$ $ $	98,750 90,000 90,000	$ $	25,000 13,500 -0-	$ $	1,839 4,243 -0-
Michael Lowry[1,2] President, Brooke Credit Corporation	2003 2002 2001	$ $ $	81,731 59,000 36,000	$ $ $	40,000 35,000 69,531	$ $	103 360 -0-
Kyle Garst[1] Vice President	2003 2002 2001	$ $ $	90,465 85,008 85,008	$ $	6,000 17,500 -0-	$ $	1,717 3,526 -0-
Anita Larson[1] Corporate Secretary, Vice President, and General Counsel	2003 2002 2001	$ $ $	96,442 85,000 66,000	$ $	9,000 -0- 3,527	$ $	3,881 12,376 -0-

[1]	In addition to the compensation set forth above, Robert D. Orr, Leland G. Orr, Michael Hess, Shawn Lowry, Michael Lowry, Anita Larson, and Kyle Garst receive use of a vehicle for personal and commuting use.
[2]	Michael Lowry received his 2001, 2002, 2003 bonuses from Brooke Credit Corporation, the finance subsidiary of the Company. Shawn Lowry received his 2003 bonus from Brooke Franchise Corporation, and Michael Hess received his 2003 bonus from CJD & Associates.

Robert Orr, Leland Orr, and Michael Hess each receive cash compensation and other fixed remuneration in their capacities as Chief Executive Officer, Treasurer, President of the Company, and as President of CJD and Associates, respectively, but receive no additional cash compensation or other fixed remuneration in their capacity as directors of the Company. Directors Allen, Barnes, and Hubbard, however, each receive $2000 plus reasonable travel allowance for each board meeting attended in person, $500 for each board meeting or audit committee meeting attended via teleconference, or video conference.

The following table sets forth information concerning stock options and stock appreciation rights (SARS) granted to executive officers and directors during the fiscal year ended December 31, 2003.

Option/SAR Grants in Last Fiscal Year

(Individual Grants)

Name (a)	Number of Securities Underlying Options/SARs granted (#) (b)	Percent of total options/SARs granted to employees in fiscal year (c)	Exercise or base price ($/Sh) (d)	Expiration date (e)
Joe Barnes	12,000	10.88%	$8.72	September 19, 2008

The following table sets forth information concerning the exercise of stock options and SARS granted to executive officers and directors during fiscal year ended December 31, 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year

And Fiscal Year-End Option/SAR Values

Name (a)	Shares Acquired on Exercise (#) (b)	Value Realized ($) (c)	Number of Securities Underlying Unexercised Options/SARS at Fiscal Year-end (#) Exercisable/ Unexercisable (d)	Value of Unexercised In-the-Money Options/SARS at Fiscal Year-end ($) (e)
None	None	None	None	None

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Voting Securities.

Name and Address of Beneficial Owner	Title of Class	Number of Shares Owned	Percentage of Class[1]
Robert D. Orr[2,3] Route #2, Box 53 Smith Center, Kansas 66967	Common Stock	3,094,083	66.26%

Leland G. Orr[2,4,11] 501 Berglund Drive Phillipsburg, Kansas 67661	Common Stock	507,723	10.98%

Michael Hess[2,5,11] 6074 West 295th Louisburg, Kansas 66053	Common Stock	264,983	5.72%

Name and Address of Beneficial Owner	Title of Class	Number of Shares Owned	Percentage of Class[1]
Shawn Lowry [6,11] 121 Shore Line Dr. Louisburg, Kansas 66053	Common Stock	72,000	1.64%

Michael Lowry [6,11] 6074 W. 295th Louisburg, Kansas 66053	Common Stock	63,000	1.45%

Anita Larson[7,11] 627 Louisiana Street Lawrence, Kansas 66044	Common Stock	74,400	1.70%

Kyle Garst[8,11] 12726 Flint Lane Overland Park, Kansas 66213	Common Stock	73,316	1.67%

John Allen[9,11] 100 Main Street Cincinnati, Ohio 45202	Common Stock	0.10%

Derrol Hubbard[9,11] 73-405 El Paso, Suite 32D Palm Desert, California 92260	Common Stock	0.10%

Joe Barnes[11] 108 East 3rd Street Smith Center, Kansas 66967	Common Stock	20,356	0.44%

All Executive Officers and Directors As a Group[10,11] (10 persons)	Common Stock	3,422,635	74.06%

Brooke Holdings, Inc. [2] 210 W. State St. Phillipsburg, Kansas 67661	Common Stock	3,017,480	64.62%

[1]	Subject to footnote 11, all percentages herein are based on 4,669,824 shares of common stock outstanding as of Feb 27, 2004.
[2]	As of February 27, 2004, Brooke Holdings, Inc., owned 3,017,480 shares of the Company’s common stock, which represents 64.62% of the 4,669,824 shares of common stock outstanding. Robert D. Orr, Leland G. Orr and Michael Hess beneficially own 54.77%, 16.15% and 8.60%, respectively, of the shares of common stock of Brooke Holdings, Inc.
[3]	Robert D. Orr indirectly beneficially owns 3,017,480 shares of the Company’s common stock through his 54.77% ownership of the common stock of Brooke Holdings, Inc.

[4]	Leland G. Orr beneficially owns 487,323 shares of the Company’s common stock through his 16.15% ownership of the common stock of Brooke Holdings, Inc.
[5]	Michael Hess beneficially owns 259,503 shares of the Company’s common stock through his 8.6% ownership of the common stock of Brooke Holdings, Inc.
[6]	On May 31, 2001, Shawn Lowry transferred his Company’s common stock shares to First Financial Group, L.C., a limited liability company where he serves as manager and co-member with a 53.33% ownership position. On May 31, 2001, Michael Lowry transferred his Company’s common stock shares to First Financial Group, L.C., where he serves as co-member with a 46.67% ownership position. Shawn Lowry and Michael Lowry have equal voting power in First Financial.
[7]	Anita Larson’s shares include 1,200 shares owned by John Arensberg, Ms. Larson’s husband. Ms. Larson disclaims beneficial ownership of these shares.
[8]	Kyle Garst beneficially owns 64,236 shares of the Company’s common stock through his sole ownership of American Financial Group, L.L.C., a limited liability company in which Mr. Garst is sole manager and sole member and directly owns 9,080 shares individually.
[9]	Derrol Hubbard and John Allen do not own any shares of common stock as of February 27, 2004.
[10]	Includes the shares of common stock beneficially owned by Robert D. Orr, Leland G. Orr, Michael Hess, Shawn Lowry, Michael Lowry, Anita Larson, Kyle Garst, John Allen, Derrol Hubbard and Joe Barnes.
[11]	Percentage of class figure includes stock options that person has the right to acquire within February 27, 2004.

Non-Voting Securities. As of February 27, 2004, none of the officers or directors own non-voting securities of the Company. The Company is unaware of any shareholder who owns more than 10% of the Company’s non-voting securities.

Options, Warrants, and Rights. On February 26, 2002, the Company filed a Form S-8 with the Securities and Exchange Commission for the registration of 90,000 shares of common stock. The title of this class of securities is Brooke Corporation 2001 Compensatory Stock Option Plan. Although 90,000 shares were authorized by the shareholders for issue pursuant to the Company’s stock option plan, pursuant to the anti-dilution provisions of the plan, this number of authorized shares was increased to 540,000 to accommodate the Company’s six for one common stock divided.

On March 13, 2002, Robert Orr, Leland G. Orr, Michael Hess, Shawn Lowry, Michael Lowry, Anita Larson, Kyle Garst, John Allen, and Derrol Hubbard were each granted 12,000 split adjusted stock options in the Company’s common stock. The price of each option on a split adjusted basis is $4.17 per share for Michael Hess, Shawn Lowry, Michael Lowry, Anita Larson, Kyle Garst, John Allen, and Derrol Hubbard. The price of each option for Leland Orr is $4.58 per share. On September 19, 2003, Joe Barnes was granted 12,000 stock options in the Company’s common stock at a price of $8.72 per share. The options for each individual carry a term of five years with level vesting over a five-year period. In September 2002 Robert Orr remitted back to the Company his grant of 12,000 split adjusted options.

EQUITY COMPENSATION PLAN

On February 26, 2002, the Company filed a Form S-8 with the SEC to register 90,000 shares of the Company’s common stock under the Company’s 2001 Compensatory Stock Option Plan. This plan was approved by the Company’s shareholders on February 27, 2001.

On March 3, 2003, pursuant to the anti-dilution provisions of the Company’s 2001 Compensatory Stock Option Plan, the Company’s registered shares were increased to 540,000 and the Company adjusted all outstanding options and associated exercise prices to accommodate the Company’s six for one common stock dividend.

Equity Compensation Plan Information (Split Adjusted Basis)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	321,720	$2.41 - $10.00	195,000
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	321,720	$2.41 -$10.00	195,000

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 15, 2000, Robert Orr, Leland Orr, Michael Hess, and Shawn Lowry each personally guaranteed repayment of a Brooke Credit Corporation loan to Austin Agency, Inc., Brownsville, Texas, and each received 6.25% of the outstanding stock of Austin Agency, Inc. as consideration. On December 31, 2003, the Company’s total loss exposure related to this loan was zero because the entire loan balance of $933,362 was sold without recourse to unaffiliated lenders.

Robert D. Orr, Leland G. Orr and Michael Hess own 100% of the voting stock of GI Agency, Inc. Although GI Agency was a franchise agent for the Company in previous years, it is not currently a franchise agent and its business operations do not include insurance sales. On December 31, 2003, the Company’s total loss exposure related to loans made by Brooke Credit Corporation to GI Agency was $95,252 as $2,394,134 of the $2,489,386 outstanding principal loan balances were sold without recourse to an unaffiliated lender.

Robert D. Orr, through his approximate 55% ownership interest in Brooke Holdings, Inc., controls all aspects of the Company.

Shawn Lowry and Michael Lowry are the co-members of First Financial Group, L.C. Kyle Garst is the sole manager and sole member of American Financial Group, L.C. On June 1, 2001, First Financial Group, L.C., guaranteed 65% of a Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas, and received a 15% profit interest in

Palmer, L.L.C. as consideration. The loan was originated on June 1, 2001, and is scheduled to mature on September 1, 2011. As of December 31, 2003, $610,892 of the outstanding loan principal balance of $628,068 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $395,961, which includes a recourse obligation by Brooke Credit Corporation on $378,785 of loan participation balances and principal retained balances of $17,175.95. On October 15, 2001, American Financial Group, L.C. and First Financial Group, L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma, and each received a 7.5% profit interest in The Wallace Agency. The loan was originated on October 15, 2001, and is scheduled to mature on January 1, 2014. As of December 31, 2003, the entire loan principal balance of $397,410 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $273,262 of loan participation balances.

Anita Larson is married to John Arensberg, a partner in Arensberg Insurance of Overland Park, Kansas. The Company and Arensberg Insurance entered into a franchise agreement on April 1, 1998, pursuant to which Arensberg Insurance participates in the Company’s franchise program. As of December 31, 2003, Brooke Credit Corporation had two loans outstanding to Arensberg Insurance with total principal balances of $634,022, of which $583,892 were sold to unaffiliated lenders. All such loans were made on substantially the same terms and conditions as provided to other agents and are scheduled to mature on October 1, 2009 and January 15, 2004. The Company’s exposure to loss totals $218,812, which includes recourse obligations by Brooke Credit Corporation on $168,682 of loan participation balances and principal retained balances of $50,130.

Anita Lowry is a sister to Robert D. Orr and Leland G. Orr and the mother of Shawn Lowry and Michael Lowry and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. The Company and American Heritage Agency, Inc. entered into a franchise agreement on February 28, 1999, pursuant to which American Heritage Agency, Inc. participates in the Company’s franchise program. As of December 31, 2003, Brooke Credit Corporation had eight loans outstanding to American Heritage Agency with total principal balances of $627,187, of which $430,213 were sold to unaffiliated lenders. All such loans were made on substantially the same terms and conditions as provided to other agents and are scheduled to mature on January 16, 2005; September 1, 2010; February 1, 2014; March 1, 2014; April 15, 2004; March 15, 2004; December 15, 2004; and, January 15, 2004. The Company’s exposure to loss totals $257,112, which includes recourse obligations by Brooke Credit Corporation on $60,138 of loan participation balances and principal retained balances of $196,974.

The Company’s employee handbook and a policy adopted by the Company’s Board of Directors contain conflict of interest guidelines which are applicable to Company management, employees and directors. Among other things, the purpose of the guidelines is to prevent employees, officers and directors in a position to influence a decision regarding the Company to use such influence for personal gain.

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K.

(a) INDEX TO EXHIBITS

Exhibit No.	Description
2.00	Stock Purchase Agreement dated February 22, 2002, between Brooke Bancshares and 1st Financial Bancshares, Inc., relating to the purchase by Brooke Bancshares of Centerville State Bank [4]

2.01	Purchase and Sale Agreement dated October 17, 2001, between Brooke Corporation and Fleming Companies, Inc. [4]

3.01	Amendment and Restatement to the Articles of Incorporation of the Company, filed with the Secretary of State for the State of Kansas on March 16, 2001[5]

3.02	By-laws of Brooke Financial Services, Inc.[1]

3.03	Minutes of special meeting of stockholders of Brooke Financial Services, Inc., dated May 10, 1986, amending the by-laws[1]

3.04	Minutes of special meeting of stockholders of Brooke Financial Services, Inc., dated January 31, 1987, amending the by-laws[1]

3.05	Minutes of special meeting of stockholders of the Company, dated January 26, 1991, amending the by-laws[1]

3.06	Certificate of Amendment to the By-laws of the Company, dated July 3, 2000[1]

4.01	Indenture dated as of July 31, 1997 (the “Indenture”), by and between Brooke Credit Corporation and The First National Bank and Trust Company, relating to the issuance of the Brooke Credit Corporation, Series 1997A, Series 1997B and Series 1997C Bonds[1]

4.02	Addendum to the Indenture dated as of November 13, 1997, relating to the issuance of the Brooke Credit Corporation, Series 1997D Bonds[1]

4.03	Addendum to the Indenture dated as of August 28, 1998, relating to the issuance of the Brooke Credit Corporation, Series 1997E Bonds[1]

4.04	Guaranty dated as of December 18, 1997, executed by Brooke Corporation guaranteeing payment of principal and interest on the Brooke Credit Corporation, Series 1997A, Series 1997B, Series 1997C and Series 1997D Bonds[1]

10.01	Representative Agency Agreement between the Company and Safeco Insurance Company[1]

10.02	Representative Agency Agreement between the Company and Allied Group[1]

10.03	Representative Agency Agreement between the Company and EMC Insurance Companies[1]

10.04	Representative Agency Agreement between the Company and Columbia Insurance Group[1]

10.05	Representative Agency Agreement between the Company and Allstate Insurance Company[1]

10.06	Agreement for Advancement of Loan dated as of September 12, 1997, by and between GI Agency, Inc. and Brooke Credit Corporation[1]

10.07	Agreement for Advancement of Loan dated as of December 1, 1997, by and between GI Agency, Inc. and Brooke Credit Corporation[1]

10.08	Agreement for Advancement of Loan dated as of December 31, 1997, by and between GI Agency, Inc. and Brooke Credit Corporation[1]

10.09	Agreement for Advancement of Loan dated as of September 1, 1998, by and between GI Agency, Inc. and Brooke Credit Corporation[1]

10.10	Guaranty dated as of January 2, 1998, of Robert Orr, Leland Orr and Michael Hess guaranteeing payment of amounts due Brooke Credit Corporation by GI Agency, Inc.[1]

10.11	Hypothecation Agreement dated as of January 2, 1998, executed by Robert Orr pledged certain assets as collateral for amount due Brooke Credit Corporation by GI Agency, Inc.[1]

10.12	Franchise Agreement dated as of September 4, 1997, by and between the Company and GI Agency, Inc.[1]

10.13	Assignment of Contract Agreement dated as of June 30, 1999, by and between GI Agency, Inc., and the Company[1]

10.14	Assignment of Contract Agreement dated as of July 15, 1999, by and between GI Agency, Inc., and the Company[1]

10.15	Assignment of Contract Agreement dated as of July 15, 1999, by and between GI Agency, Inc., and the Company[1]

10.16	Assignment of Contract Agreement dated as of September 23, 1999, by and between GI Agency, Inc., and the Company[1]

10.17	Assignment of Contract Agreement dated as of October 1, 1999, by and between GI Agency, Inc., and the Company[1]

10.18	Purchase Agreement dated as of June 13, 2000, by and between Gerald Lanio and William Tyer and the Company[1]

10.19	Agreement for Sale of Insurance Agency Assets dated as of March 31, 1999, by and among Royal Specialty Underwriting, Inc., The American Agency, Inc., and the Company[1]

10.20	Personal Guaranties dated as of May 15, 2000, of Robert Orr, Leland Orr and Michael Hess guaranteeing payment of amounts due Brooke Credit Corporation by Austin Agency[1]

10.21	Form of Assignment of Stock dated as of May 15, 2000, by and among Bob Austin, Sr., as assignor and Michael Hess, Robert Orr, Leland Orr and Shawn Lowry, as assignee[1]

10.22	Lease Agreement relating to Phillipsburg, Kansas facility[1]

10.23	Lease Agreement relating to Overland Park, Kansas facility[1]

10.24	Agreement for Advancement of Loan dated as of December 7, 2000, by and between G.I. Agency, Inc. and Brooke Credit Corporation[2]

10.25	Personal Guaranty dated as of December 21, 2000, of Robert D. Orr, Leland G. Orr, and Mike Hess guaranteeing payment of amounts due Brooke Credit Corporation by G.I. Agency, Inc.[2]

10.26	Personal Guaranty dated as of December 21, 2000, of Robert D. Orr, Leland G. Orr, and Mike Hess guaranteeing payment of amounts due Brooke Credit Corporation by G.I. Agency, Inc.[2]

10.27	Personal Guaranty dated as of December 7, 2000, of Robert D. Orr, Leland G. Orr, and Mike Hess guaranteeing payment of amounts due Brooke Credit Corporation by G.I. Agency, Inc.[2]

10.28	Personal Guaranty dated as of November 30, 2000, of Robert D. Orr, Leland G. Orr, and Mike Hess guaranteeing payments of amounts due Brooke Credit Corporation by G.I. Agency, Inc.[2]

10.29	Personal Guaranty dated as of May 15, 2000, of Shawn Lowry guaranteeing payment of amounts due Brooke Credit Corporation by Austin Agency[3]

10.30	Bill of Sale from Kyle Railroad Company to Brooke Corporation dated November 2001[4]

10.31	Addendum to Indenture of July 31, 1997 Between Brooke Credit Corporation and First National Bank and Trust dated as of December 31, 2003 relating to the extension of the maturity date of Brooke Credit Corporation Series 2000F bonds.[6]

23.01	Consent of Auditors[6]

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[6]

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[6]

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[6]

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[6]

1 Incorporated by reference to the Registrant’s Registration Statement on Form 10-SB filed on October 18, 2000.

2 Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

3 Incorporated by reference to the Registrant’s Amendment No. 4 to its Form 10-SB filed on July 11, 2001.

4 Previously Filed.

5 Incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001.

6 Filed herewith.

(b) REPORTS ON FORM 8-K

The Company filed eight reports on Form 8-K during the fourth quarter of 2003.

Date of Report	Items Reported	Financial Statement or Exhibit Filed
October 24, 2003	5,7	Press release regarding the announcement of a quarterly dividend on October 29, 2003 of $0.10 on the common stock.

October 24, 2003 (8K-A)	5,7	Amended press release regarding the announcement of a quarterly dividend on October 30, 2003 of $0.10 on the common stock.

October 29, 2003	5,7	Press release on October 28, 2003, regarding September results and events including the new Sacramento Regional Office and the acquisition of nine total franchises in Arizona, California, Illinois, Iowa, Oklahoma, and New Mexico.

Date of Report	Items Reported	Financial Statement or Exhibit Filed

November 13, 2003	5,7	Press release announcing a net earnings increase for the nine months ending in September 2003, of 299% over earnings for the same period one year ago.

November 17, 2003	5,7	Press release announcing issuance of $18,500,00 in asset-backed securities carrying an ‘A’ rating from Standard and Poor’s through Brooke Captive Credit Company 2003, LLC.

December 2, 2003	5,7	Press release announcing Brooke Corporation CEO, Robert Orr, to speak at the Friedman, Billings, Ramsey 10th Annual Investor Conference at the Sheraton New York on December 3, 2003.

December 9, 2003	5,7	Press release announcing October results and the acquisition of five insurance agencies in Texas, Florida, Georgia, and Illinois.

December 26, 2003	5,7	Press release announcing November results and the acquisition of five insurance agencies in Texas and Florida

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of Independent Auditor The following is a summary of the fees paid by the Company to Summers, Spencer & Callison, CPAs Chartered (“SS&C”) the Company’s independent auditors, for professional services rendered for the fiscal years ended December 31, 2003 and December 31, 2002.

Services Category	Fiscal 2003 Services	Fiscal 2002 Services
Audit Services (1)	$158,948	$206,908
Audit-Related Services (2)	$13,998	$9,760
Tax Services (3)	$15,084	$1,895
All Other Services (4)	$30,250	$16,706
Total Services	$218,280	$235,269

(1)	Audit Services consist of aggregate fees billed for professional services rendered for the audit of our annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and December 31, 2002.

(2)	Audit-Related Services consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Services”. These services related to the agreed upon procedures for the securitization offering and a comfort letter for Company issued debentures.
(3)	Tax Services consist of tax compliance services, including federal, state and local tax preparation services and advice and tax planning.
(4)	All Other Services consist of aggregate fees billed for products and services provided by SS&C, other than those disclosed above. These fees related to the audits of our wholly-owned subsidiaries, Brooke Franchise Corporation, Brooke Credit Corporation, and CJD & Associates.

The Audit Committee has considered whether the provision of non audit services by SS&C is compatible with maintaining auditor independence and has determined it is.

Pre-approval of Policies and Procedures The Audit Committee’s charter provides for the Committee to pre-approve work to be performed by SS&C. The Audit Committee must pre-approve all audit and permitted non-audit services to be performed by the Company’s independent auditors. All 2003 services performed by SS&C were pre-approved by the Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKE CORPORATION

/s/ Robert D. Orr
Robert D. Orr, Chief Executive Officer and Director

Date: March 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ Michael Hess	Director	March 30, 2004
Michael Hess

/s/ Joe Barnes	Director	March 30, 2004
Joe Barnes

/s/ Leland G. Orr	President, Treasurer, Chief Financial Officer, Assistant Secretary and Director	March 30, 2004
Leland G. Orr

/s/ Robert D. Orr	Chief Executive Officer and Director	March 30, 2004
Robert D. Orr

Brooke Corporation

Consolidated Financial Statements

For the Years Ended December 31, 2003 and 2002

Brooke Corporation

Consolidated Financial Statements

For the Years Ended December 31, 2003 and 2002

Independent Auditors’ Report

To the Board of Directors

Brooke Corporation:

We have audited the accompanying consolidated balance sheets of

BROOKE CORPORATION

as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brooke Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Summers, Spencer & Callison, CPAs, Chartered

Topeka, Kansas

February 27, 2004

Brooke Corporation

Consolidated Financial Statements

Brooke Corporation

Consolidated Balance Sheets

December 31, 2003 and 2002

ASSETS

	2003	2002
Current Assets
Cash	$13,740,543	$7,210,318
Accounts and notes receivable, net	16,004,822	9,236,545
Note receivable, parent company	—	608,189
Other receivables	1,698,033	2,220,619
Securities	11,381,168	1,198
Interest-only strip receivable	3,120,378	1,883,276
Deposits	363,133	58,141
Prepaid expenses	534,461	503,899

Total Current Assets	46,842,538	21,722,185

Investment in Businesses	366,983	402,703

Property and Equipment
Cost	6,055,262	4,173,940
Less: Accumulated depreciation	(2,577,393)	(1,854,952)

Net Property and Equipment	3,477,869	2,318,988

Other Assets
Excess of cost over fair value of net assets	3,646,300	2,309,627
Less: Accumulated amortization	(653,466)	(405,749)
Prepaid finders fee	—	13,832
Contract database	666,592	68,855
Servicing asset	1,723,343	1,238,984
Agency assets	399,035	317,126
Restricted cash	388,536	208,498
Deferred tax asset	—	159,637

Net Other Assets	6,170,340	3,910,810

Total Assets	$56,857,730	$28,354,686

Brooke Corporation

Consolidated Balance Sheets

December 31, 2003 and 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002
Current Liabilities
Accounts payable	$5,540,269	$5,181,974
Premiums payable to insurance companies	7,153,675	4,415,188
Unearned buyer assistance plan fees	771,076	1,666,417
Accrued commission refunds	688,077	327,405
Unearned insurance premiums	15,000	—
IBNR loss reserve	76,645	—
Income tax payable	1,623,991	—
Deferred income tax payable	188,684	—
Short term debt	3,048,247	991,646
Current maturities of long-term debt	6,491,578	2,272,159

Total Current Liabilities	25,597,242	14,854,789
Non-current Liabilities
Servicing liability	45,692	53,292
Long-term debt less current maturities	25,435,800	10,405,933

Total Liabilities	51,078,734	25,314,014

Stockholders’ Equity
Common stock, $1 par value, 9,500,000 shares authorized, 4,667,424 and 774,973 shares issued and 4,667,424 and 763,923 shares outstanding	4,667,424	774,973
Preferred stock, $75 par value, 1,000 shares authorized, 0 and 781 shares issued and outstanding	—	58,600
Preferred stock, $25 par value, 464,625 shares authorized, 49,667 shares issued and outstanding	1,241,675	1,241,675
Preferred stock, $32 par value, 34,375 shares authorized, 24,331 shares issued and outstanding issued	778,592	778,592
Less: Treasury stock, 0 and 11,050 shares at cost	—	(39,500)
Additional paid-in capital	29,442	1,875,333
Retained earnings (deficit)	(1,304,405)	(1,868,981)
Accumulated other comprehensive income	366,268	219,980

Total Stockholders’ Equity	5,778,996	3,040,672

Total Liabilities and Stockholders’ Equity	$56,857,730	$28,354,686

Brooke Corporation

Consolidated Statements of Income

Years Ended December 31, 2003 And 2002

	2003	2002
Operating Income
Insurance commissions	$45,706,447	$30,539,743
Interest income (net)	1,818,948	736,715
Facilitator fees	4,108,607	1,589,254
Gain on sale of businesses	418,012	165,226
Buyer assistance plan fees	8,571,627	3,954,444
Gain on sale of notes receivable	4,368,059	2,762,673
Gain on extinguishment of debt	5,000	438,706
Insurance premiums earned	283,409	—
Policy fee income	610,313	172,717
Other income	76,618	35,795

Total Operating Income	65,967,040	40,395,273

Operating Expenses
Commissions expense	35,948,509	25,355,297
Payroll expense	11,354,816	7,014,533
Depreciation and amortization	1,423,321	809,210
Other operating expenses	9,679,136	4,270,578
Insurance loss expense incurred	76,645	—
Bond interest expense	665,152	496,657

Total Operating Expenses	59,147,579	37,946,275

Income from Operations	6,819,461	2,448,998

Other Expenses
Interest expense	576,089	252,217

Total Other Expenses	576,089	252,217

Income Before Income Taxes	6,243,372	2,196,781
Income tax expense	2,083,628	746,906

Net Income	$4,159,744	$1,449,875

Net Income per Share:
Basic	.85	.27
Diluted	.79	.26

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2003 and 2002

	Common Stock	Preferred Stock	Treasury Stock	Notes Receivable for Common Stock	Add’l Paid-In Capital	Retained Earnings	Accum Other Comprehensive Income	Total
Balances, December 31, 2001	$704,018	$1,899,850	$(39,500)	$(8,193)	$703,023	$(2,787,370)	$7,311	$479,139
Dividends paid						(531,486)		(531,486)
Preferred stock issued		2,001,646						2,001,646
Fair market value of contributed services					30,000			30,000
Equity conversion	70,155	(1,822,629)			1,752,474			—
Equity issuance	800				19,200			20,000
Loan proceeds for common stock issuances				8,193				8,193
Deferred charges					(629,364)			(629,364)
Comprehensive income:
Interest-only strip receivable, fair market value							212,669	212,669
Net income						1,449,875		1,449,875

Total comprehensive income								1,662,544

Balances, December 31, 2002	$774,973	$2,078,867	$(39,500)	$—	$1,875,333	$(1,868,981)	$219,980	$3,040,672

Balances, December 31, 2002	$774,973	$2,078,867	$(39,500)	$—	$1,875,333	$(1,868,981)	$219,980	$3,040,672
Dividends paid						(1,610,076)		(1,610,076)
Equity stock split	3,819,615				(1,892,761)	(1,956,642)		(29,788)
Equity issuance	72,836	(58,600)	39,500		46,870	(28,450)		72,156
Comprehensive income:
Interest-only strip receivable, fair market value, net of tax amount							146,288	146,288
Net income						4,159,744		4,159,744

Total comprehensive income								4,306,032

Balances, December 31, 2003	$4,667,424	$2,020,267	$0	$0	$29,442	$(1,304,405)	$366,268	$5,778,996

Brooke Corporation

Consolidated Statements of Cash Flows

Years Ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net income	$4,159,744	$1,449,875
Adjustments to reconcile net income to
net cash flows from operating activities:
Depreciation	432,830	303,407
Amortization	990,491	505,803
Fair market value of contributed services	—	30,000
Gain on sale of inventory	(418,012)	(165,226)
Deferred income tax expense	159,637	746,906
Gain on sale of notes receivable	(4,368,059)	(2,762,673)
(Increase) decrease in assets:
Accounts and notes receivables	(6,768,277)	(1,596,378)
Other receivables	522,586	(1,341,547)
Prepaid expenses and other assets	(335,554)	(233,128)
Increase (decrease) in liabilities:
Accounts and expenses payable	3,096,782	4,090,604
Other liabilities	(519,669)	2,927,204

Net cash provided by (used in) operating activities	(3,047,501)	3,954,847

Cash flows from investing activities:
Cash payments for securities	(8,516,213)	—
Cash payments for property and equipment	(1,421,334)	(1,756,687)
Purchase of subsidiary and agency assets	(1,486,871)	(2,224,816)
Purchase of insurance agency inventory	(10,013,961)	(7,083,787)
Proceeds from sales of insurance agency inventory	17,314,737	12,400,359

Net cash provided by (used in) investing activities	(4,123,642)	1,335,069

Cash flows from financing activities:
Deferred charges	—	(629,364)
Dividends paid	(1,610,076)	(531,486)
Cash proceeds from bond/debenture issuance	1,304,000	2,510,000
Cash proceeds from preferred stock issuance	—	2,001,646
Cash proceeds from common stock issuance	42,369	20,000
Loan proceeds on LOC	2,000,000	960,000
Loan proceeds on long-term debt	14,175,889	58,825
Payments on bond maturities	(425,000)	(1,005,000)
Payments on short-term borrowing	(473,113)	(695,515)
Payments on long-term debt	(1,312,701)	(5,556,573)

Net cash provided by (used in) financing activities	13,701,368	(2,867,467)

Net increase in cash and cash equivalents	6,530,225	2,422,449
Cash and cash equivalents, beginning of period	7,210,318	4,787,869

Cash and cash equivalents, end of period	$13,740,543	$7,210,318

Brooke Corporation

Notes to Consolidated Financial Statements

Years Ended December 31, 2003 and 2002

1.    Summary of Significant Accounting Policies

(a) Organization

Brooke Corporation (the “Company”), was incorporated under the laws of the State of Kansas on January 17, 1986. The Company has been listed on the American Stock Exchange under the symbol “BXX” since May 29, 2003. The Company’s registered office is located in Phillipsburg, Kansas. On December 31, 2003, Brooke Holdings, Inc. owned 64.65% of the Company’s common stock. The Company’s business operations include recruiting franchisees and consulting with franchisees through its franchise subsidiary, lending to franchisees through its finance company subsidiary and brokering insurance through its brokerage subsidiary. The Company owns directly, or indirectly through another subsidiary, 100% of the voting stock of all subsidiaries.

Operating Subsidiaries:

Although the Company has multiple subsidiaries, the Company’s business operations are typically performed by one of three operating subsidiaries: Brooke Franchise Corporation, Brooke Credit Corporation and CJD & Associates, L.L.C. Separate annual audited financial statements are typically prepared for each operating subsidiary and each operates independently from the other two operating subsidiaries, and from the Company, to perform its specific business purpose. Each operating subsidiary is also responsible for its own obligations, maintains its own separate funds, generates revenue in its own right, hires its own employees and maintains separate boards of directors. The Company provides accounting, administrative and legal support for the activities of its three operating subsidiaries and Company revenues are typically limited to dividends and administrative fees from these operating subsidiaries.

Brooke Franchise Corporation, is a Missouri corporation. On November 15, 2002, the Company changed the subsidiary name from Interstate Insurance Group, LTD to Brooke Franchise Corporation so that the corporate name better identifies the subsidiary’s business purpose. The primary business purpose of this subsidiary is franchising and providing services to franchisees through its network of regional offices and service centers.

Brooke Credit Corporation, a Kansas corporation, is a licensed finance company that originates loans primarily to the Company’s franchisees. This subsidiary also originates other types of loans through independent loan brokers and loan agents. Loans originated by Brooke Credit Corporation, and its loan brokers, are sold on a wholesale basis to participating lenders and other investors.

CJD & Associates, L.L.C. is a Kansas limited liability company. This subsidiary is a licensed insurance agency that sells insurance programs and excess surplus insurance on a wholesale basis, under the trade names of Davidson-Babcock, Texas All Risk and All Risk General Agency, through the Company’s network of agents and through agents not necessarily affiliated with the Company.

Acquisition Subsidiaries:

The Brooke Agency, Inc. and Brooke Investments, Inc. subsidiaries are used to acquire insurance agency and real estate assets for long term investment. Separate financial statements are typically prepared for each acquisition subsidiary because each secures loans from Brooke Credit Corporation and other lenders to fund their acquisitions.

Brooke Agency, Inc. is a Kansas corporation. Brooke Agency typically acquires for investment those insurance agencies that specialize in the types of insurance sales, such as auto insurance, where local ownership is less important to success. (note: Brooke Franchise Corporation typically acquires for resale those insurance agencies that specialize in the types of insurance sales where local ownership is important to success.) Brooke Franchise Corporation retains a share of commissions to provide personnel and facilities to this subsidiary. Brooke Agency does not typically have any employees or incur operating expenses.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

1.    Summary of Significant Accounting Policies (cont.)

(a) Organization (cont.)

Brooke Investments, Inc. is a Kansas corporation. Although no such acquisitions have been made, Brooke Investments intends to acquire real estate for lease to franchisees. Although the Company will provide certain administrative and legal support, Brooke Investments will retain all lease payments and pay all other related expenses. Revenues from this subsidiary will typically be limited to dividends.

Captive Subsidiaries:

The DB Group, LTD and DB Indemnity, LTD subsidiaries were incorporated in the country of Bermuda as captive insurance companies. Separate financial statements are typically prepared for Bermuda subsidiaries as required by the Bermuda government. Each captive insurance company subsidiary is responsible for its own obligations, maintains its own separate funds and generates revenue in its own right. The captive insurance company subsidiaries are wholly owned by CJD & Associates, LLC and revenues are typically limited to dividends.

The DB Group, LTD was incorporated for the purpose of underwriting, as a reinsurer, a small portion of the insurance written by CJD & Associates, LLC. There were no premiums written by this subsidiary in 2003.

DB Indemnity, LTD was incorporated under the laws of Bermuda and is licensed as a Class 1 insurer under the Insurance Act 1978 of Bermuda and related regulations for the purpose of insuring a portion of the professional insurance agents’ liability exposure of Brooke Franchise Corporation’s franchisees and for the purpose of issuing financial guaranty policies to Brooke Credit Corporation, its successors and assigns.

Securitization Subsidiaries:

Brooke Agency Services Company LLC, Brooke Acceptance Company LLC and Brooke Captive Credit Company 2003, LLC were organized in Delaware as bankruptcy-remote special purpose entities as part of the process of securitizing Brooke Credit Corporation’s loan portfolio. To the extent required by the securitization process, separate financial statements are prepared for each securitization subsidiary.

Brooke Agency Services Company LLC is licensed as an insurance agency and was created to offer property, casualty, life and health insurance through the Company’s network of franchisees. Brooke Agency Services Company LLC has acquired ownership of franchise agreements from the Company and/or Brooke Franchise Corporation as part of an arrangement to preserve collateral on behalf of Brooke Credit Corporation as required by the securitization process. Brooke Agency Services Company LLC has contracted with the Company and/or Brooke Franchise Corporation for performance of any obligations to agents associated with all such franchise agreements.

Brooke Acceptance Company LLC and Brooke Captive Credit Company 2003, LLC are the purchasers of Brooke Credit Corporation loans pursuant to a true sale and the issuer of certain floating rate asset backed notes issued pursuant to various indenture agreements. The financial information of these subsidiaries is not consolidated with the Company’s financial information.

Other Subsidiaries:

Subsidiaries have been established for contractual operations but any revenues generated by these subsidiaries are assigned to one of the operating subsidiaries for performance of any associated obligations. These subsidiaries include Brooke Life and Health, Inc., The American Heritage, Inc., Texas All Risk General Agency, Inc., All Risk General Agency, Inc., and First Brooke Insurance and Financial Services, Inc.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

1.    Summary of Significant Accounting Policies (cont.)

(a) Organization (cont.)

Subsidiaries have been established for regulatory, licensing, security or other purposes and do not typically conduct any operations or own any assets. These subsidiaries include Brooke Bancshares, Inc., The American Agency, Inc., TAR Holding Company Inc., Brooke Funeral Services Company, LLC, and Brooke Agency Services Company of Nevada, LLC.

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

The following are significant estimates made by management: accrued commission refund obligations, reimbursement from agents for commission refund obligations, accrued producer payable expense, useful lives of assets, Buyers Assistance Program unearned, insurance claim losses, loss expense, and earned percentages, the fair value assumptions utilized for interest-only strip receivables and Buyers Assistance Program net cash flow expenditures associated with commission performance. It is at least reasonably possible these estimates will change in the near term.

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

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $688,077 and $327,405 as of December 31, 2003 and 2002, respectively.

Through its brokerage subsidiary, CJD & Associates, L.L.C., the Company receives fees for the placement and issuance of policies that are in addition to, and separate from, any sales commissions paid by insurance companies. These policies fees are not refundable and the Company has no continuing obligation.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

1.    Summary of Significant Accounting Policies (cont.)

(e) Revenue Recognition (cont.)

Through its subsidiary The American Heritage, Inc., the Company provides consulting, marketing and cash flow assistance to agency or business owners during the first months of ownership through a Buyers Assistance Plan (“BAP”) program. The Company has allocated the fees paid by agents for BAP assistance to each of the services provided by the Company and the fee associated with a particular service is recognized as revenue using the percentage of completion accounting method by referencing the costs incurred to date.

Many of the BAP services (inspection reports, operations analysis, marketing plan development) are generally provided by the Company before, or within thirty days after, franchise acquisition. As such, approximately 82% of those fees related to BAP agreements were immediately recognized as revenue. Any remaining BAP fees are typically recognized throughout the BAP period as the remaining BAP related services are performed. Revenues from facilitator fees, gains on sale of agencies or businesses, seller consulting and seller discounts are recognized immediately because the Company has no continuing obligation.

Through its subsidiary DB Indemnity Ltd., excess liability premiums are recorded on the accrual basis and included in income on a pro-rata basis over the term of the policies. Unearned premium reserves are established to cover the unexpired portion of premiums written and assumed. Financial guarantee policies are non-refundable and are considered to be earned at inception.

(f) Property and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. The following summarizes the estimated useful lives used by the Company for various asset categories:

Description	Useful Life
Furniture and fixtures	10 years
Airplanes	10 years
Office and computer equipment	5 years
Automobiles	5 years
Building	40 years

(g) Excess of Cost Over Fair Value of Net Assets

Included in other assets are unamortized costs of purchased subsidiaries (Brooke Life and Health, Inc., The American Agency, Inc., and CJD & Associates, L.L.C., TAR Holding Company, Inc. and Texas All Risk General Agency, Inc.) in excess of the fair value of underlying net tangible assets acquired. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization was $261,925 for the period ended December 31, 2003.

On July 1, 2002, the Company acquired 100% of the outstanding shares of CJD & Associates, L.L.C. and $1,416,779 of the initial purchase price was allocated to Excess Cost of Purchased Subsidiary. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with paragraph 80 of APB 16, “Business Combinations”, any such payments for an increased purchase price shall be recorded as Excess Cost of Purchased Subsidiary when made. Additional payments of the purchase price have been made in the amount of $336,673 since the initial purchase.

On November 30, 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and TAR Holding Company, Inc. which collectively own 100% of the outstanding shares All Risk General Agency, Inc. $1,000,000 of the initial purchase price was allocated to Excess Cost of Purchased Subsidiary. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with paragraph 80 of APB 16, “Business Combinations”, any such payments for an increased purchase price shall be recorded as Excess Cost of Purchased Subsidiary when made. No additional payments of the purchase price have been made since the initial purchase.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

1.    Summary of Significant Accounting Policies (cont.)

(h) Income Taxes

Deferred income taxes are computed using the asset and liability method, such that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the periods in which the differences are expected to reverse. Income tax expense is the tax payable for the period plus the change during the period in deferred income taxes.

(i) Investment in Businesses

The amount of assets included in the “Investment in Businesses” category is the total of purchase prices paid, or market prices if lower, for insurance agency assets that Brooke Franchise Corporation acquires to hold in inventory for sale to its franchisees. These assets are carried at the lower of cost or market because they are available for sale and not held for investment. The number of agencies purchased for this purpose for the period ending December 31, 2003 and 2002 was 50 and 25, respectively. Correspondingly the number of agencies sold from inventory for the period ending December 31, 2003 and 2002 was 50 and 26, respectively. At December 31, 2003, the “Investment in Businesses” inventory consisted of a Colorado agency at a fair market value of $366,983.

(j) Gain or Loss on Sale of Businesses

“Investment in Businesses” gains or losses are the difference between the insurance agency’s sales price and the insurance agency’s book value, which is carried at the lower of cost or fair value. Insurance agencies are typically sold in the same units as purchased. However, in instances where a part, or segment, of an insurance agency unit is sold, then management estimates the fair value of the segment of the insurance agency unit being sold and the difference between the sales price and the resulting fair value estimation is the amount of the gain or loss. Any such fair value estimation is evaluated for reasonableness by comparing the market value estimation of the segment to the book value for the entire insurance agency unit. Fair value estimations are based on comparable sales information that takes into consideration agency characteristics such as customer type, customer account size, supplier size and billing methods.

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

Also included in this asset are the legal and professional fees associated with development of standardized documents relating to the securitization and rating of loan pools in Brooke Credit Corporation’s portfolio. The development of these contracts creates a new security asset class, or program, whereby Brooke Credit Corporation can securitize multiple loan pools each year with significantly lower additional legal and professional fees incurred. This asset is being amortized over a five year period because the benefits of this new asset class are expected to last at least five years and because significant changes to the associated standardized documents will probably not be required for five years.

(l) Deferred Charges

Deferred charges relate to costs associated with the public offering of preferred stock and bonds. Selling expenses, auditor fees, legal costs and filing charges associated with the Company’s public offering of stock totaled $1,070,043 and have been offset against stock proceeds. Similar costs associated with the Company’s public offering of bonds totaled $614,658 and are classified as prepaid expenses that are amortized over a period ending at bond or debenture maturity. Net of amortization, the balance of all such prepaid expenses as of December 31, 2003 was $301,268.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

1.    Summary of Significant Accounting Policies (cont.)

(m) Equity Rights and Privileges

All of the Company’s outstanding shares of the 9% cumulative convertible preferred stock were converted into 10,296 shares of common stock during the quarter ended December 31, 2003.

The holders of the 2002 and 2002A convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 10% of the liquidation value of such stock per share per annum if determined by the Board of Directors. The holders of 2002 and 2002A convertible preferred stock do not have any voting rights and their conversion rights have expired. In the case of liquidation or dissolution of the Company, the holders of the 2002 and 2002A convertible preferred stock shall be entitled to be paid in full the liquidation value, $25 per share before the holders of common stock.

The holders of 2002B convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 9% of the liquidation value of such stock per share per annum if determined by the Board of Directors. The holders of 2002B convertible preferred stock do not have any voting rights and their conversion rights have expired. In the case of liquidation or dissolution of the Company, the holders of the 2002B convertible preferred stock shall be entitled to be paid in full the liquidation value, $32 per share, after payment of full liquidation value to the holders of 2002 convertible preferred stock, 2002A convertible preferred stock, and before the holders of common stock.

The Board of Directors designated 200,000 shares of preferred stock as 2003 convertible preferred stock; however, no shares of the 2003 convertible preferred stock have been issued and the Board of Directors has indicated that no such shares will be issued.

The common stockholders shall possess all rights and privileges afforded to capital stock by law, subject to holders of convertible preferred stock.

(n) Per Share Data

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the periods ended December 31, 2003 and 2002 were $196,390 and $214,157, respectively. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding. The shares listed for December 31, 2002 have been adjusted for the split of stock that occurred in the first quarter of 2003 as if it occurred in the first quarter of 2002 for comparative purposes.

		December 31, 2003		December 31, 2002
Basic Earnings Per Share
Net Income		$4,159,744		$1,449,875
Less: Preferred Stock Dividends		(196,390)		(214,157)

Income Available to Common Stockholders		3,963,354		1,235,718
Average Common Stock Shares	4,667,424		4,545,108
Less: Treasury Stock Shares	0	4,667,424	(11,050)	4,534,058

Basic Earnings Per Share		$.85		$.27

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

1.    Summary of Significant Accounting Policies (cont.)

(n) Per Share Data(cont.)

		December 31, 2003		December 31, 2002
Diluted Earnings Per Share
Net Income		$4,159,744		$1,449,875
Less: Preferred Stock Dividends on Non-Convertible Shares		(196,390)		(148,686)

Income Available to Common Stockholders		3,963,354		1,301,189
Average Common Stock Shares	4,667,424		4,545,108
Less: Treasury Stock Shares	0		(11,050)
Plus: Assumed Conversion of Convertible Preferred Shares in 2003	0		269,370
Plus: Assumed Exercise of 41,350 Stock Options in 2003	321,720	4,989,144	248,100	5,051,528

Diluted Earnings Per Share		$.79		$.26

(o) Buyer Assistance Plan

Through its subsidiary The American Heritage, Inc., the Company offers a consulting and cash flow assistance program (Buyer Assistance Plan or “BAP”) to provide assistance to franchisee buyers during the first months of ownership. Although most of the BAP services provided by the Company are performed in the first month of ownership, some of the BAP services are performed later and a portion of BAP fees are therefore deferred until the cost of providing the service is incurred. Unearned buyer assistance plan and other related fees were $771,076 and $1,666,417 at December 31, 2003 and 2002, respectively.

Net cash flow assistance related to commission performance is recognized as an expense at the end of the BAP period, because of the uncertain timing of commission payments during ownership transition. Although not determinable until the end of the BAP period, the amount of the Company’s net cash flow assistance expenditures associated with commission performance becomes more certain as the BAP period progresses. As such, if the amount of cumulative net cash flow assistance provided by the Company exceeds 100% of the monthly gross cash flow assistance then an allowance for any such excess amount is immediately charged to expense and the amount recognized as expense at the end of the BAP period adjusted accordingly. If necessary, as the BAP period nears expiration, the Company increases the allowance from that calculated above to the amount of estimated loss. The Company has estimated this allowance for the years ending December 31, 2003 and 2002 to be $45,021 and $317,619, respectively.

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

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

1.    Summary of Significant Accounting Policies (cont.)

(r) Other Receivables

Included in this category are reimbursements due from agents for possible cancellation of policies, advances to agents for buyers assistance plan commissions, and receivables from sellers on contracts of services. Most of these amounts are collected within 30 days from borrowers or agents and all amounts are collected within 12 months from date of recording.

(s) Advertising

The Company expenses the costs of advertising as they are incurred. Total advertising expense for the year ending December 31, 2003 and 2002 was $2,098,383 and $843,354, respectively.

(t) Restricted Cash

Cash payments are made monthly to First National Bank of Phillipsburg as trustee for the Industrial Revenue Bonds. These funds are held by the trustee for payment of semi-annual interest and principal payments to bond holders on January 1st and July 1st. The Company holds insurance commissions for the special purpose entity Brooke Acceptance Company LLC for the purpose of making future loan payments and the use of these funds is restricted. The amount of commissions held at December 31, 2003 was $325,857.

(u) Compensated Absences

The Company has recorded an accrued expense for compensated absences in the amount of $385,928 for the year ending December 31, 2003. No accrual was made for the year ending December 31, 2002.

(v) Agency Assets

Included in other assets are unamortized costs of agency assets. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization expense was $43,091 and $13,182 for the period ended December 31, 2003 and 2002, respectively.

On August 1, 2002 the Company acquired insurance agency assets operating under the trade-name of Bornstein Financial Group for an initial purchase price of $200,000. On August 8, 2003, an additional payment of $100,000 was made and the purchase price increased to $300,000. The seller is not entitled to any additional increases in purchase price based future revenues. In accordance with paragraph 80 of APB 16, “Business Combinations”, this additional payment was recorded as an Agency Asset. The balance of this agency asset is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method.

As a result of the acquisition of CJD & Associates, L.L.C. on July 1, 2002, the Company recorded additional agency assets of $104,244 (net of accumulated amortization of $91,219). The balance of this agency asset is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method.

The Company acquired the rights to the web-site “Agencies4Sale.com” in February 2003 for $25,000. The purchase price is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method.

(w) Securities

Included in Securities are investments in loan securitizations which represents the transfer of notes receivable, by sale, to a bankruptcy-remote special purpose entity that issues asset backed notes to accredited investors. Based on management’s experience the carrying value of $10,607,715 for the marketable security approximates the fair value. In October, 2003 the Company acquired approximately 9% of the stock outstanding in First American Capital Corporation. This investment is held at lower of cost or market and the carrying value of $772,255 approximates the fair value. The Company holds 400 Troy ounces of silver at lower of cost or market. The carrying value of $1,198 is below current market price.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

1.    Summary of Significant Accounting Policies (cont.)

(x) Losses and Loss Expenses

Through its subsidiary DB Indemnity, Ltd., losses and loss expenses paid are recorded when advised by the insured. Outstanding losses and loss adjustment expense adjustments represent the amounts needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred before the balance sheet date. These amounts are based upon estimates of losses reported by the insureds plus an estimate for losses incurred but not reported based upon the report of an independent actuary.

Management believes that the provision for outstanding losses and loss expenses will be adequate to cover the ultimate net cost of losses incurred to the balance sheet date but the provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. It is at least reasonably possible that management will revise this estimate significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.

(y) Value of Service Rendered

For the year ended December 31, 2002, the fair value of Robert Orr’s services was estimated at $30,000 even though he did not receive direct compensation from the Company. This value was established after analysis of the time Robert Orr spent on Company activities and not necessarily the amount of contribution made by Robert Orr, the importance of Robert Orr’s contributions, or the Company’s dependence on Robert Orr. On October 1, 2002, Robert Orr began receiving direct compensation from the Company at the rate of $15,000 per month as a result of the increased commitment required from Robert Orr to implement the Company’s plans.

2.    Notes Receivable

At December 31, 2003 and 2002, accounts and notes receivable consist of the following:

	12/31/2003	12/31/2002
Agency loans	$109,128,931	$58,478,811
Less: Agency loan participations	(99,338,484)	(57,647,259)
Commercial real estate loans	6,342,113	1,869,057
Less: Real estate loan participations	(5,731,904)	(1,869,057)
Consumer loans	0	5,500
Plus: Loan participations not classified as a true sale	408,889	0

Total notes receivable, net	10,809,545	837,052
Interest earned not collected on notes *	734,352	429,211
Customer receivables	4,460,925	7,970,282

Total accounts and notes receivable, net	$16,004,822	$9,236,545

*	The Company has a corresponding liability for interest payable to participating lenders in the amounts of $208,452 and $265,678 at December 31, 2003 and 2002, respectively.

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

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

2.    Notes Receivable (cont.)

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

On April 23, 2003, Brooke Credit Corporation sold $15,824,798 of loans to special purpose entity Brooke Acceptance Company LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold to Brooke Acceptance Company LLC, $13,350,000 of asset backed securities were issued to accredited investors by Brooke Acceptance Company LLC. Brooke Credit Corporation received servicing income of $10,857 from the primary servicer for the year ended December 31, 2003. The remaining loans sold and the interest receivable retained are recorded on the Company’s books as a security available for sale in the amount of $3,683,823.

On November 14, 2003, Brooke Credit Corporation sold $23,526,218 of loans to special purpose entity Brooke Captive Credit Company 2003, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold to Brooke Captive Credit Company 2003 LLC, $18,500,000 of asset backed securities were issued to accredited investors by Brooke Captive Credit Company 2003 LLC. The remaining loans sold and the interest receivables retained are recorded on the Company’s books as a security available for sale in the amount of $6,923,892.

Loan securitizations represent the transfer of notes receivable, by sale, to a bankruptcy-remote special purpose entity that issues asset backed notes to accredited investors. In accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, these transfers are accounted for as sales. The transferred assets (i.e. notes receivable) are isolated from the Company. The special purpose entity obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge the notes receivables. In addition, the Company does not maintain control over the transferred assets and, except in the event of an uncured breach of warranty, the transfer agreements do not entitle the Company or obligate the Company to repurchase or redeem the notes receivable before their maturity. Based on management’s experience the carrying value for notes receivable approximates the fair value.

On December 31, 2003, the Company had loan participation balances of $105,070,388 (272 loan participations certificates including loans sold to the securitization) for which servicing rights and interest receivable were retained. Corresponding pre-tax gains of $4,070,249 were recorded for the year ended December 31, 2003. On December 31, 2002, the Company had loan participation balances of $59,516,316 (307 loan participation certificates) for which servicing rights and interest receivable were retained. Corresponding pre-tax gains of $2,762,673 were recorded for the year ended December 31, 2002. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income. Additionally, impairment of the servicing asset is subsequently evaluated and measured. Subsequent to the initial recording at fair value, interest only receivables are measured as debt securities classified as available for sale.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

2.    Notes Receivable (cont.)

Of the agency and real estate loans at December 31, 2003 and 2002, $14,130,923 and $18,150,555, respectively, were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. Brooke Credit Corporation is not obligated, under any circumstances, to repurchase any loans sold to participating lenders prior to maturity or final resolution. All such recourse loans: a) have no balances more than 60 days past due; b) have adequate collateral; c) and are not in default. The expense provision associated with the Company’s recourse obligation is based on the estimated fair value of the obligation.

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

The fair value of the interest-only strip receivable is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following table. The fair value of the interest-only strip receivable is reduced by the amount of estimated credit losses, which are calculated using the estimated credit loss percentage noted in the following table. On December 31, 2003 and 2002, the fair value of the interest-only strip receivable recorded by the Company was $3,120,378 and $1,883,276, respectively. The Company has classified the interest-only receivable asset as available for sale.

The fair value of the “Servicing Asset” (or liability) is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the following table. On December 31, 2003 and 2002, the fair value of the servicing asset recorded by the Company was $1,723,343 and $1,238,984, respectively.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

2.    Notes Receivable (cont.)

Key economic assumptions used in measuring the retained interests and recourse obligations at the date of loan participation sales completed during the year were as follows (rates per annum):

	Agency Loans (Adjustable Rate Stratum)*	Agency Loans (Fixed-Rate Stratum)
Prepayment speed	10%	8%
Weighted average life (months)	110.2	56.2
Expected credit losses	.5%	.21%
Discount rate	8.5%	8.5%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans, the rate is adjusted annually on December 31st.

At December 31, 2003, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed Rate Stratum)
Prepayment speed assumption (annual rate)	10%	8%
Impact on fair value of 10% adverse change	(147,128)	(3,206)
Impact on fair value of 20% adverse change	(287,198)	(6,315)
Expected credit losses (annual rate)	.5%	.21%
Impact on fair value of 10% adverse change	(16,739)	(2,065)
Impact on fair value of 20% adverse change	(33,480)	(4,130)
Discount rate (annual)	8.5%	8.5%
Impact on fair value of 10% adverse change	(153,864)	(5,540)
Impact on fair value of 20% adverse change	(299,431)	(10,918)

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

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interests in loans sold to participating lenders totaling $105,070,388 and excludes unsold loans totaling $10,400,656 and secured borrowings of $408,889. The above adverse changes for expected credit losses are calculated on the Company’s retained interests in loans sold with recourse to participating lenders totaling $14,130,923 and excludes unsold, non-recourse, and secured borrowing loans totaling $101,340,121.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

2.    Notes Receivable (cont.)

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Retained Servicing Interest

	Adj Rate Stratum		Fixed Rate Stratum
	10%	20%	10%	20%
	Prepayment Increase	Prepayment Increase	Prepayment Increase	Prepayment Increase
Estimated cash flows from loan servicing fees	$3,108,622	$3,027,667	$281,306	$277,792
Servicing expense	(553,055)	(535,648)	(265,410)	(260,629)
Discount of estimated cash flows at 8.5% rate	(495,049)	(470,609)	(12,548)	(12,676)
Carrying value of retained interests after effect of increases	2,060,518	2,021,410	3,348	4,487
Carrying value of retained interests before effect of increases	2,101,412	2,101,412	2,186	2,186
Decrease of carrying value due to increase in prepayments	(40,892)	(80,002)	0	0

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Strip Receivable, including amount carried in securities)

	Adj Rate Stratum		Fixed Rate Stratum
	10%	20%	10%	20%
	Prepayment Increase	Prepayment Increase	Prepayment Increase	Prepayment Increase
Estimated cash flows from interest income	$6,101,322	$5,919,123	$387,239	$382,148
Estimated credit losses on recourse loans	(210,572)	(203,915)	(24,380)	(23,959)
Discount of estimated cash flows at 8.5% rate	(1,127,759)	(1,053,177)	(115,878)	(114,317)
Carrying value of retained interests after effect of increases	4,762,991	4,662,031	246,981	243,872
Carrying value of retained interests before effect of increases	4,869,227	4,869,227	250,187	250,187
Decrease of carrying value due to increase in prepayments	(106,236)	(207,196)	(3,206)	(6,315)

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

2.    Notes Receivable (cont.)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Strip Receivable, including amount carried in securities)

	Adj Rate Stratum		Fixed Rate Stratum
	10%	20%	10%	20%
	Credit Loss Increase	Credit Loss Increase	Credit Loss Increase	Credit Loss Increase
Estimated cash flows from interest income	$6,255,532	$6,255,532	$392,501	$392,501
Estimated credit losses on recourse loans	(239,344)	(261,100)	(27,294)	(29,775)
Discount of estimated cash flows at 8.5% rate	(1,163,700)	(1,158,685)	(117,085)	(116,669)
Carrying value of retained interests after effect of increases	4,852,488	4,835,747	248,122	246,507
Carrying value of retained interests before effect of increases	4,869,227	4,869,227	250,187	250,187
Decrease of carrying value due to increase in credit losses	(16,739)	(33,480)	(2,065)	(4,130)

Effect of Increases in Assumed Discount Rate on Retained Servicing Interest

	Adj Rate Stratum		Fixed Rate Stratum
	10%	20%	10%	20%
	Discount Rate Increase	Discount Rate Increase	Discount Rate Increase	Discount Rate Increase
Estimated cash flows from loan servicing fees	$3,193,780	$3,193,780	$284,931	$284,931
Servicing expense	(571,417)	(571,417)	(270,329)	(270,329)
Discount of estimated cash flows	(569,530)	(615,140)	(12,560)	(12,701)
Carrying value of retained interests after effect of increases	2,052,833	2,007,223	2,042	1,901
Carrying value of retained interests before effect of increases	2,101,412	2,101,412	2,186	2,186
Decrease of carrying value due to increase in discount rate	(48,579)	(94,189)	(144)	(285)

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

2.    Notes Receivable (cont.)

Effect of Increases in Assumed Discount Rate on Retained Interest (Strip Receivable, including amount carried in securities)

	Adj Rate Stratum		Fixed Rate Stratum
	10%	20%	10%	20%
	Discount Rate Increase	Discount Rate Increase	Discount Rate Increase	Discount Rate Increase
Estimated cash flows from interest income	$6,255,532	$6,255,532	$392,501	$392,501
Estimated credit losses on recourse loans	(217,584)	(217,584)	(24,812)	(24,812)
Discount of estimated cash flows	(1,274,006)	(1,373,963)	(122,898)	(128,145)
Carrying value of retained interests after effect of increases	4,763,942	4,663,985	244,791	239,544
Carrying value of retained interests before effect of increases	4,869,227	4,869,227	250,187	250,187
Decrease of carrying value due to increase in credit losses	(105,285)	(205,242)	(5,396)	(10,643)

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

	Agency Recourse Loans Sold in
Actual & Projected Credit Losses (%) as of:	2001	2002	2003
December 31, 2003	0	0	0
December 31, 2002	0	0
December 31, 2001	0

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse as of and for the period ended December 31, 2003:

	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses***
Type of Loan	2003	2002	2003	2002	2003	2002
Participations Sold with Recourse	$14,130,923	$18,150,555	$0	$0	$0	$0
Portfolio Loans	10,809,545	837,052	0	0	0	0

Total Loans Managed**	$24,940,468	$18,987,607	$0	$0	$0	$0

*	Loans 60 days or more past due are based on end of period total loans.
**	Owned and participated loans in which the Company has a risk of loss.
***	Net credit losses are charge-offs and are based on total loans outstanding.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

3.    Property and Equipment

A summary of property and equipment and depreciation is as follows:

	December 31, 2003	December 31, 2002
Furniture and fixtures	$1,420,592	$451,063
Office and computer equipment	1,975,948	1,777,637
Automobiles and airplanes	1,439,005	774,644
Building	1,219,717	1,170,596

	6,055,262	4,173,940
Less: Accumulated depreciation	(2,577,393)	(1,854,952)

Property and equipment, net	$3,477,869	$2,318,988

Depreciation expense	$432,830	$303,407

4.    Bank Loans, Notes Payable, and Other Long-Term Obligations

	2003	2002
Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 5.75%. Interest rates on these notes range from 4.00% to 8.00% and maturities range from February 2004 to January 2013.	$11,121,412	$4,955,060

Line of credit note payable. Maximum line of credit available of $2,000,000. Collateralized by notes receivable. Line of credit due September 2004, Interest rate is 4.5% with interest and principal due monthly.	2,000,000	960,000

Company debt with banks. These notes are payable to banks and collateralized by various assets of the company. Interest rates on these notes range from 5.5% to 11.75%. Maturities range from February 2004 to September 2015.	13,454,914	314,519

Company automobile notes payable. The company uses Chrysler Credit Corporation to finance the company fleet. These loans are collateralized by the automobiles financed. The interest rates range from 6.75% to 7.65%. Maturities range from June 2004 to December 2006.	235,302	155,159

Total bank loans and notes payable	26,811,628	6,384,738
Bonds and debentures payable and capital lease obligation (See Notes 5 and 6)	8,164,000	7,285,000

Total bank loans, notes payable and other long-term obligations	34,975,628	13,669,738
Less: Current maturities and short-term debt	(9,539,825)	(3,263,805)

Total long-term debt	$25,435,803	$10,405,933

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

4.    Bank Loans, Notes Payable, and Other Long-Term Obligations (cont.)

Two bank notes require the Company to maintain minimum financial ratios or net worth and restrict dividend payments from Brooke Credit Corporation to the Company. The other bank loans, notes payable and other long term obligations do not contain covenants that: require the Company to maintain minimum financial ratios or net worth; restrict management’s ability to pay dividends; restrict management’s ability to buy or sell assets; restrict management’s ability to incur additional debt; or contain any subjective acceleration clauses.

Interest incurred on bank loans, notes payable and other long-term obligations for the period ended December 31, 2003 and 2002 is $1,241,241 and $748,874, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets.

Bank loans, notes payable and other long-term obligations mature as follows:

Twelve Months Ending December 31	Bank Loans & Notes Payable	Capital Lease	Bonds & Debentures Payable	Total
2004	$8,654,825	$70,000	$815,000	$9,539,825
2005	5,135,287	70,000	1,069,000	6,274,287
2006	3,121,277	80,000	4,205,000	7,406,277
2007	1,875,261	80,000	1,340,000	3,295,261
2008	1,779,425	90,000	—	1,869,425
Thereafter	6,245,553	345,000	—	6,590,553

	$26,811,628	$735,000	$7,429,000	$34,975,628

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

5.    Long-Term Debt, Bonds Payable

Brooke Credit Corporation offered secured bonds (series 1997C) for sale to institutional investors in $5,000 denominations. Brooke Credit Corporation also offered secured bonds (series 2000F) for sale to the public in $5,000 denominations. These bonds issued in registered form with interest payable semi-annually on January 1st and July 1st of each year. Holders of series 2000F bonds representing $4,205,000 in principal value elected to modify the terms of their bonds by extending the maturity date to July 1, 2006 and permitting the bonds to be called by Brooke Credit Corporation during the period from the original maturity date to the extended maturity date. Holders of series 2000F bonds representing the remaining $815,000 in principal value elected not to modify the terms of their bonds. The unmodified bonds are not callable by Brooke Credit Corporation and are not redeemable by the bondholder until maturity. Brooke Credit Corporation covenants not to incur debt or obligations superior to its obligations to bondholders.

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

At December 31, 2003 and 2002, the bonds and debentures payable consist of:

Series	Rate	Maturity	2003 Principal Value	2002 Principal Value
1997C Bonds	10.500%	Jan 1, 2003	$—	$365,000
2000F Bonds	9.125%	Jul 1, 2004	815,000	5,020,000
2000F Bonds	9.125%	Jul 1, 2006	4,205,000	—
Series A Debentures	8.000%	Dec 1, 2005	1,069,000	725,000
Series B Debentures	9.250%	Dec 1, 2007	1,340,000	380,000

Total			$7,429,000	$6,490,000

Interest payable is $246,492 and $255,962 at December 31, 2003 and 2002, respectively.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

6.    Long-Term Debt, Capital Leases

Phillips County, Kansas issued Industrial Revenue Bonds for the purpose of purchasing, renovating, and equipping an office building in Phillipsburg, Kansas for use as a processing center. The total bonds issued were $825,000 with various maturities through 2012. As of December 31, 2003, all bond proceeds had been released for payment to various contractors and building construction was substantially complete.

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

Period	Capital Real Estate	Operating Real Estate	Total
2004	$121,450	$739,046	$860,496
2005	117,119	752,556	869,675
2006	122,450	767,763	890,213
2007	117,100	668,021	785,121
2008	121,375	519,820	641,195
2009 and thereafter	400,469	397,679	798,148

Total minimum lease payments	999,963	$3,844,885	$4,844,848

Less amount representing interest	(264,963)

		2002
Total obligations under capital leases	735,000	$795,000
Less current maturities of obligations under capital leases	(70,000)	(60,000)

Obligations under capital leases payable after one year	$665,000	$735,000

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

7.    Income Taxes

The elements of income tax expense are as follows:

	December 31, 2003	December 31, 2002
Current	$1,923,991	$0
Deferred	159,637	746,906

	$2,083,628	$746,906

The Company’s net operating loss carryforwards were used to offset current tax expense by decreasing the deferred tax asset. During 2003, the deferred tax asset decreased to zero as the result of using all net operating loss carryforwards available to the Company.

Income of $115,051 was earned in Bermuda and is excluded from the U.S. Federal Tax. Under current Bermuda law DB Indemnity, LTD and DB Group, LTD are not required to pay any taxes in Bermuda on either income or capital gains. They have received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed they will be exempted from taxation until March 28, 2016.

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	December 31, 2003	December 31, 2002
U.S. federal statutory tax rate	34%	34%
State statutory tax rate	4%	4%
Effect of the utilization of net operating loss carryforwards	(3)%	(3)%
Miscellaneous	(2)%	(1)%

Effective tax rate	33%	34%

Reconciliation of deferred tax asset:

	December 31, 2003	December 31, 2002
Beginning balance, January 1	$159,637	$906,543
Deferred income tax expense	(159,637)	(746,906)

Balance, December 31	$0	$159,637

Reconciliation of deferred tax liability:

	December 31, 2003	December 31, 2002
Beginning balance, January 1	$0	$0
Accumulated other comprehensive income, unrealized gain on interest only strip receivables	188,684	0

Balance, December 31	$188,684	$0

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

8.    Employee Benefit Plans

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for years ended December 31, 2003 and 2002.

9.    Concentration of Credit Risk

The Company maintains cash balances at several banks. On December 31, 2003 and 2002, the Company had account balances of $6,936,322 and $1,281,038 respectively, that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

The Company sells participation loans to several banks. On December 31, 2003, the Company had participation loans sold of $25,789,407 to one financial institution. This represents 34% of participations sold at December 31, 2003 excluding loans sold for securitization.

10.    Segment and Related Information

The Company’s three reportable segments as of and for the period ended December 31, 2003 and 2002 consisted of its Franchise Services Business, Insurance Brokerage Business and its Facilitator Services Business.

The Franchise Services Business segment includes the sale of insurance, financial, funeral and credit services on a retail basis primarily through franchisees. The Insurance Brokerage Business segment includes the sale of insurance on a wholesale basis through the Company’s franchisees and others. The Facilitator Services Business segment includes the sale of those services, such as lending and consulting, which facilitate the transfer of ownership to franchisees and others. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “other corporate expenses”. Management evaluates the performance of its segments and allocates resources to them based on the net income before income taxes. The segments’ accounting policies are the same as those described in the summary of significant accounting policies.

The table below reflects summarized financial information concerning the Company’s reportable segments for the periods ended December 31, 2003 and 2002:

2003	Insurance Franchise Business	Insurance Brokerage Business	Facilitator Services Business	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$40,294,159	$5,412,288	$—	$—	$45,706,447
Policy fee income	—	610,313	—	—	610,313
Insurance premiums earned	—	283,409	—	—	283,409
Interest income	9,119	56,487	2,410,361	(657,019)	1,818,948
Gain on sale of notes receivable	—	—	4,368,059	—	4,368,059
Facilitator income	—	—	4,108,607	—	4,108,607
Buyers assistance plan fees	—	—	8,571,627	—	8,571,627
Gain on sale of businesses	—	—	418,012	—	418,012
Gain on extinguishment of debt	—	—	5,000	—	5,000
Insurance loss and loss expense incurred	—	76,645	—	—	76,645
Interest expense	568,860	7,229	665,152	—	1,241,241
Commissions expense	33,688,954	2,259,555	—	—	35,948,509
Depreciation and amortization	634,775	103,071	685,475	—	1,423,321
Segment assets	26,116,392	8,642,148	29,946,776	(7,847,586)	56,857,730
Expenditures for segment assets	1,380,767	40,567	—	—	1,421,334

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

10.    Segment and Related Information (cont.)

2002	Insurance Franchise Business	Insurance Brokerage Business	Facilitator Services Business	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$27,966,137	$2,573,606	$—	$—	$30,539,743
Interest income	—	—	1,410,794	(674,079)	736,715
Gain on sale of notes receivable	—	—	2,762,673	—	2,762,673
Facilitator income	—	—	1,589,254	—	1,589,254
Buyers assistance plan fees	—	—	3,954,444	—	3,954,444
Gain on sale of businesses	—	—	165,226	—	165,226
Gain on extinguishment of debt	—	—	438,706	—	438,706
Interest expense	748,874	—	—	—	748,874
Commissions expense	24,206,841	1,148,456	—	—	25,355,297
Depreciation and amortization	446,357	53,340	309,513	—	809,210
Segment assets	21,482,153	6,240,969	8,103,345	(7,471,781)	28,354,686
Expenditures for segment assets	1,641,974	114,713	—	—	1,756,687

Profit (Loss)	December 31, 2003	December 31, 2002
Insurance Franchise profit	$5,410,689	$3,233,439
Insurance Brokerage profit	3,915,997	1,433,013
Facilitator Services profit	17,874,020	8,779,645

Total segment profit	27,200,706	13,446,097
Unallocated amounts:
Other income	76,618	35,795
Other corporate expenses	(21,033,952)	(11,285,111)

Income before income taxes	$6,243,372	$2,196,781

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

11.    Related Party Information

On May 15, 2000, Robert Orr, Leland Orr, Michael Hess, and Shawn Lowry each personally guaranteed repayment of a Brooke Credit Corporation loan to Austin Agency, Inc., Brownsville, Texas and each received 6.25% of the outstanding stock of Austin Agency, Inc. as consideration. On December 31, 2003, the Company’s total loss exposure related to this loan was zero because the entire loan balance of $933,362 was sold without recourse to unaffiliated lenders.

Robert D. Orr, Leland G. Orr and Michael Hess own 100% of the voting stock of GI Agency, Inc. Although GI Agency was a franchise agent for the Company in previous years, it is not currently a franchise agent and its business operations do not include insurance sales. On December 31, 2003, the Company’s total loss exposure related to loans made by Brooke Credit Corporation to GI Agency was $95,252 as $2,394,134 of the $2,489,386 outstanding principal loan balances were sold without recourse to unaffiliated lenders.

Robert D. Orr, Leland G. Orr, and Michael Hess own controlling interest in Brooke Holdings, Inc. which owned 64.65% of the Company’s common stock at December 31, 2003.

Shawn Lowry and Michael Lowry are the co-members of First Financial Group, L.C. Kyle Garst is the sole manager and sole member of American Financial Group, L.C. On June 1, 2001, First Financial Group, L.C., guaranteed 65% of a Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas and received a 15% profit interest in Palmer, L.L.C. as consideration. The loan was originated on June 1, 2001 and is scheduled to mature on September 1, 2011. As of December 31, 2003, $610,892 of the outstanding loan principal balance of $628,068 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $395,961, which includes a recourse obligation by Brooke Credit Corporation on $378,785 of loan participation balances and principal retained balances of $17,175.95. On October 15, 2001 American Financial Group, L.C. and First Financial Group, L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.5% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014. As of December 31, 2003 the entire loan principal balance of $397,410 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $273,262 of loan participation balances.

Anita Larson is married to John Arensberg, a partner in Arensberg Insurance of Overland Park, Kansas. The Company and Arensberg Insurance entered into a franchise agreement on April 1, 1998 pursuant to which Arensberg Insurance participates in the Company’s franchise program. As of December 31, 2003, Brooke Credit Corporation had 2 loans outstanding to Arensberg Insurance with total principal balances of $634,022, of which $583,892 were sold to unaffiliated lenders. All such loans were made on substantially the same terms and conditions as provided to other agents and are scheduled to mature on October 1, 2009 and January 15, 2004. The Company’s exposure to loss totals $218,812, which includes recourse obligations by Brooke Credit Corporation on $168,682 of loan participation balances and principal retained balances of $50,130.

Anita Lowry is a sister to Robert D. Orr and Leland G. Orr and the mother of Shawn Lowry and Michael Lowry and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. The Company and American Heritage Agency, Inc. entered into a franchise agreement on February 28, 1999 pursuant to which American Heritage Agency, Inc. participates in the Company’s franchise program. As of December 31, 2003, Brooke Credit Corporation had 8 loans outstanding to American Heritage Agency with total principal balances of $627,187, of which $430,213 were sold to unaffiliated lenders. All such loans were made on substantially the same terms and conditions as provided to other agents and are scheduled to mature on January 16, 2005, September 1, 2010, February 1, 2014, March 1, 2014, April 15, 2004, March 15, 2004, December 15, 2004 and January 15, 2004. The Company’s exposure to loss totals $257,112, which includes recourse obligations by Brooke Credit Corporation on $60,138 of loan participation balances and principal retained balances of $196,974.

The Company’s employee handbook and a policy recently adopted by the Company’s Board of Directors contain conflict of interest guidelines which are applicable to Company management, employees and directors. Among other things, the purpose of the guidelines is to prevent employees and directors in a position to influence a decision regarding the Company to use such influence for personal gain.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

12.    Acquisitions and Divestitures

On November 30, 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and TAR Holding Company, Inc. from Jeff Watters and Bruce Hart for an initial purchase price of $1,000,000. All of the initial purchase price has been allocated to Excess Cost of Purchased Subsidiary as disclosed in footnote 1 (g). The sellers are entitled to an increase of the initial purchase price equal to 25% of Texas All Risk’s monthly net revenues during the contingency period of November, 2004 to October, 2008. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 28 of FAS 141, “Business Combinations”, the payment shall be recorded as an asset when made. Texas All Risk operates an insurance agency wholesaler under the trade names of Texas All Risk General Agency and All Risk General Agency.

On February 28, 2003, the Company acquired 100% of the common stock of Ace Insurance Services, Inc. from Michael F. Domina for $568,304. On May 22, 2003, the Company sold all of its shares of Ace Insurance Services, Inc. to Alan Johnson for a total purchase price of $615,550.

On August 1, 2002, the Company acquired insurance agency assets operating under the trade-name of Bornstein Financial Group for an initial purchase price of $200,000. On August 8, 2003, an additional payment of $100,000 was made and the purchase price increased to $300,000. The seller is not entitled to any additional increases in purchase price based on future revenues. In accordance with paragraph 80 of APB 16, “Business Combinations”, this additional payment was recorded as an Agency Asset as disclosed in footnote 1 (v). Bornstein Financial Group sells annuities using a seminar based sales approach.

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

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

13.    Stock-Based Compensation

The Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of No. 123, “Accounting for Stock-Based Compensation”:

2003
Net income:
As reported	$4,159,744
Pro forma	3,951,936
Basic earnings per share:
As reported	.85
Pro forma	.80
Diluted earnings per share:
As reported	.79
Pro forma	.75

The fair value of the options granted during 2002 and 2003 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

2003
Expected term	2 yrs.
Expected stock volatility	30%
Risk-free interest rate	5%
Dividend	1%
Fair value per share	$1.02

The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under a shareholder-approved plan. Pursuant to resolution dated February 18, 2003, the Compensation Committee of the Board of Directors adjusted the number of shares authorized for issuance under the 2001 Compensatory Stock Option Plan pursuant to the anti dilution provisions of the Plan. Accordingly, as of December 31, 2003 the Brooke Corporation 2001 Compensatory Stock Option Plan authorizes the issuance of up to 540,000 shares of the Company’s common stock, for use in paying incentive compensation awards in the form of stock options. Unless otherwise required by law, the options are granted at fair value at the date of grant and, except for stock options awarded to selected officers and directors, become partially exercisable immediately. The options expire five to ten years from the date of grant. At December 31, 2003, there were 195,000 additional shares available for granting stock options under the stock plan.

	Shares Under Option	Weighted Average Exercise Price
Outstanding, Jan. 1, 2003	252,900	$—
Granted	110,340	10.00
Exercised	(23,280)	4.17
Relinquished	0	—
Terminated and expired	(18,240)	4.17

Outstanding December 31, 2003	321,720	$5.67

44,820 options to purchase shares were exercisable at December 31, 2003. The following table summarizes information concerning outstanding and exercisable options at December 31, 2003.

		Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.17–10.00	321,720	2	$5.67	44,820	$4.17

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

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

There are no intangible assets with indefinite useful lives as of December 31, 2003, and December 31, 2002. The intangible assets with definite useful lives have a value of $5,951,804 and $3,542,675 as of December 31, 2003, and December 31, 2002, respectively. Of these assets $1,723,343 and $1,238,984 are recorded as a servicing asset on the balance sheet. The remaining assets are included in “Other Assets” on the balance sheet. Amortization expense was $990,491 and $505,803 for the periods ended December 31, 2003 and 2002, respectively.

15.    Supplemental Cash Flow Disclosures

	2003	2002
Supplemental disclosures:
Cash paid for interest	$750,621	$725,569

Cash paid for income tax	$300,000	—

Non cash financing activity—additional paid in Capital for contributed services	$—	$30,000

During the period ending December 31, 2003, the statement of cash flows reflect the purchase of agencies into inventory totaling $10,013,961 and the sale of agencies from inventory totaling $17,314,737. Agency inventory decreased $35,720 from the December 31, 2002 to December 31, 2003, however net cash of $7,300,776 was provided by the Company’s agency inventory activities because $7,265,056 of the purchase price of agency inventory was provided by sellers per table below.

	2003	2002
Purchase of insurance agency inventory	$(10,013,961)	$(7,083,787)
Sale of insurance agency inventory	17,314,737	12,400,359

Net cash provided from sale of agency inventory	7,300,776	5,316,572
Cash provided by sellers of agency inventory	(7,265,056)	(4,851,955)

Decrease in inventory on balance sheet	$35,720	$464,617

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

Years Ended December 31, 2003 and 2002

16.    Statutory Requirements

DB Indemnity, LTD is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $120,000, a percentage of outstanding losses or a given fraction of net written premiums. At December 31, 2003 the Company is required to maintain a statutory capital and surplus of $120,000. Actual statutory capital and surplus is $246,134 of which $188,311 is fully paid up share capital and contributed surplus, and accordingly all of the retained earnings is available for payment of dividends to shareholders.

DB Indemnity, LTD is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets are not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and deposits, investment income accrued and insurance balances receivable. Certain categories of assets do not quality as relevant assets under the statute. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities.

At December 31, 2003 DB Indemnity, LTD was required to maintain relevant assets of at least $151,699. At that date relevant assets were approximately $448,399 and the minimum liquidity ratio was therefore met.

17.    Subsequent Events

During the first quarter of 2004, the Company, through its subsidiary Brooke Agency, Inc., acquired for investment several insurance agencies that specialize in auto insurance, because the Company considers local franchisee ownership to be less important in this type of agency. The purchase price of all such acquisitions was $3,651,585 with $634,132 paid in cash to sellers at closing and $1,101,053 payable to sellers in future installments. In conjunction with these acquisitions by Brooke Agency, Inc., the Company, through Brooke Credit Corporation, sold $3,214,429 of participating interests in loans to unaffiliated lenders.