Form 10-Q
period 2004-03-31
BROOKE CORP
filed 2004-05-12
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-31698

BROOKE CORPORATION

(Exact name of registrant as specified in its charter)

Kansas	48-1009756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10950 Grandview Drive, Suite 600, Overland Park, Kansas 66210

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (913) 661-0123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Check One):    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 22, 2004 there were 4,680,199 shares of the registrant’s sole class of common stock outstanding.

Brooke Corporation

Consolidated Financial Statements

For the Three Months Ended March 31, 2004 and 2003

Brooke Corporation	2

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors

Brooke Corporation:

We have reviewed the accompanying consolidated balance sheets of BROOKE CORPORATION as of March 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for the three months then ended. These financial statements are the responsibility of the Company’s management.

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

Summers, Spencer & Callison, CPAs, Chartered

Topeka, Kansas

April 23, 2004

3

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

Brooke Corporation

Consolidated Balance Sheets

(unaudited)

MARCH 31, 2004 and 2003

ASSETS

	2004	2003
Current Assets
Cash	$7,185,484	$6,966,734
Accounts and notes receivable, net	33,060,790	12,640,180
Note receivable, parent company	—	608,189
Other receivables	2,933,931	1,427,275
Securities	11,250,051	1,198
Interest-only strip receivable	2,856,251	2,631,245
Deposits	151,584	44,739
Prepaid expenses	581,142	823,740

Total Current Assets	58,019,233	25,143,300

Investment in Businesses	366,983	366,983

Property and Equipment
Cost	5,352,286	4,347,833
Less: Accumulated depreciation	(1,818,552)	(1,938,824)

Net Property and Equipment	3,533,734	2,409,009

Other Assets
Excess of cost over fair value of net assets	5,341,038	2,877,931
Less: Accumulated amortization	(755,817)	(475,237)
Prepaid finders fee	—	13,705
Contract database	611,058	68,146
Servicing asset	1,755,062	1,389,763
Agency assets	3,895,049	310,535
Restricted cash	223,496	179,585

Net Other Assets	11,069,886	4,364,428

Total Assets	$72,989,836	$32,283,720

See accompanying notes to financial statements and independent accountants’ review report.	4

Brooke Corporation

Consolidated Balance Sheets

(unaudited)

MARCH 31, 2004 AND 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2004	2003
Current Liabilities
Accounts payable	$4,889,316	$4,647,146
Premiums payable to insurance companies	6,889,426	5,276,979
Payable under participation agreements	9,566,167	—
Unearned buyer assistance plan fees	650,816	1,354,061
Accrued commission refunds	715,446	436,606
IBNR loss reserve	76,645	—
Income tax payable	1,158,394	660,108
Deferred income tax payable	183,684	120,222
Short term debt	4,068,357	863,240
Current maturities of long-term debt	7,371,966	2,659,019

Total Current Liabilities	35,570,217	16,017,381

Non-current Liabilities
Servicing liability	43,991	51,271
Long-term debt less current maturities	30,320,588	11,734,203

Total Liabilities	65,934,796	27,802,855

Stockholders’ Equity
Common stock, $1 par value, 9,500,000 shares authorized, 4,674,684 and 4,606,948 shares issued and 4,674,684 and 4,595,898 shares outstanding	4,674,684	4,606,948
Preferred stock, $75 par value, 1,000 shares authorized, 0 and 781 shares issued and outstanding	—	58,600
Preferred stock, $25 par value, 464,625 shares authorized, 49,667 shares issued and outstanding	1,241,675	1,241,675
Preferred stock, $32 par value, 34,375 shares authorized, 24,331 shares issued and outstanding issued	778,592	778,592
Less: Treasury stock, 0 and 11,050 shares at cost	—	(39,500)
Additional paid-in capital	52,456	—
Retained earnings (deficit)	(48,929)	(2,398,821)
Accumulated other comprehensive income	356,562	233,371

Total Stockholders’ Equity	7,055,040	4,480,865

Total Liabilities and Stockholders’ Equity	$72,989,836	$32,283,720

See accompanying notes to financial statements and independent accountants’ review report.	5

Brooke Corporation

Consolidated Statements of Income

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003
Operating Income
Insurance commissions	$16,177,815	$11,653,601
Interest income (net)	791,934	400,752
Facilitator fees	1,434,250	540,125
Gain (loss) on sale of businesses	203,644	(163,636)
Buyer assistance plan fees	3,211,055	2,211,425
Gain (loss) on sale of notes receivable	(194,641)	902,923
Gain on extinguishment of debt	25,000	5,000
Insurance premiums earned	220,459	—
Policy fee income	351,872	92,448
Other income	82,394	32,453

Total Operating Income	22,303,782	15,675,091

Operating Expenses
Commissions expense	11,016,093	8,077,815
Payroll expense	4,299,593	2,624,321
Depreciation and amortization	506,767	296,554
Other operating expenses	2,606,045	2,006,974
Bond interest expense	166,886	162,903

Total Operating Expenses	18,595,384	13,168,567

Income from Operations	3,708,398	2,506,524

Other Expenses
Interest expense	423,148	95,510

Total Other Expenses	423,148	95,510

Income Before Income Taxes	3,285,250	2,411,014

Income tax expense	1,047,096	819,745

Net Income	$2,238,154	$1,591,269

Net Income per Share:
Basic	.47	.34
Diluted	.44	.30

See accompanying notes to financial statements and independent accountants’ review report.	6

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	Common Stock	Preferred Stock	Treasury Stock	Add’l Paid- In Capital	Retained Earnings	Accum Other Comprehensive Income	Total
Balances, December 31, 2002	$774,973	$2,078,867	$(39,500)	$1,875,333	$(1,868,981)	$219,980	$3,040,672
Dividends paid					(164,467)		(164,467)
Equity conversion	3,819,615			(1,892,761)	(1,956,642)		(29,788)
Equity issuance	12,360			17,428			29,788
Comprehensive income:
Interest-only strip receivable, fair market value						13,391	13,391
Net income					1,591,269		1,591,269

Total comprehensive income							1,604,660

Balances, March 31, 2003	$4,606,948	$2,078,867	$(39,500)	$—	$(2,398,821)	$233,371	$4,480,865

Balances, December 31, 2003	$4,667,424	$2,020,267	$—	$29,442	$(1,304,405)	$366,268	$5,778,996
Dividends paid					(982,678)		(982,678)
Equity issuance	7,260			23,014			30,274
Comprehensive income:
Interest-only strip receivable, fair market value, net of tax amount						(9,706)	(9,706)
Net income					2,238,154		2,238,154

Total comprehensive income							2,228,448

Balances, March 31, 2004	$4,674,684	$2,020,267	$—	$52,456	$(48,929)	$356,562	$7,055,040

See accompanying notes to financial statements and independent accountants’ review report.	7

Brooke Corporation

Consolidated Statements of Cash Flows

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

	2004	2003
Cash flows from operating activities:
Net income	$2,238,154	$1,591,269
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	121,179	83,872
Amortization	385,588	212,682
(Gain) loss on sale of inventory	(203,644)	163,636
Deferred income tax expense	—	159,637
(Gain) loss on sale of notes receivable	194,641	(902,923)
(Increase) decrease in assets:
Accounts and notes receivables	(17,055,968)	(3,872,305)
Other receivables	(1,235,898)	1,262,014
Prepaid expenses and other assets	164,868	(306,439)
Increase (decrease) in liabilities:
Accounts and expenses payable	(915,202)	(534,828)
Other liabilities	9,534,921	1,318,744

Net cash used in operating activities	(6,771,361)	(824,641)

Cash flows from investing activities:
Cash payments for property and equipment	(177,044)	(173,893)
Purchase of subsidiary and agency assets	(4,996,585)	(568,304)
Purchase of business inventory	(3,676,271)	(2,988,325)
Proceeds from sales of business inventory	5,806,300	5,304,331

Net cash provided by (used in) investing activities	(3,043,600)	1,573,809

Cash flows from financing activities:
Dividends paid	(982,681)	(164,467)
Cash proceeds from bond/debenture issuance	—	1,359,000
Cash proceeds from common stock issuance	30,274	29,788
Loan proceeds on long-term debt	4,831,459	—
Payments on bond maturities	(35,000)	(365,000)
Payments on short-term borrowing	(351,609)	(128,406)
Payments on long-term debt	(232,541)	(1,723,667)

Net cash provided by (used in) financing activities	3,259,902	(992,752)

Net decrease in cash and cash equivalents	(6,555,059)	(243,584)
Cash and cash equivalents, beginning of period	13,740,543	7,210,318

Cash and cash equivalents, end of period	$7,185,484	$6,966,734

See accompanying notes to financial statements and independent accountants’ review report.	8

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

Three Months Ended MARCH 31, 2004 and 2003

1. Summary of Significant Accounting Policies

(a) Organization

Brooke Corporation (the “Company”), was incorporated under the laws of the State of Kansas on January 17, 1986. The Company has been listed on the American Stock Exchange under the symbol “BXX” since May 29, 2003. The Company’s registered office is located in Overland Park, Kansas. On March 31, 2004, Brooke Holdings, Inc. owned 64.5% of the Company’s common stock. The Company’s business operations include recruiting franchisees and consulting with franchisees through its franchise subsidiary, lending to franchisees through its finance company subsidiary and brokering insurance through its brokerage subsidiary. The Company owns directly, or indirectly through another subsidiary, 100% of the stock of all subsidiaries.

Operating Subsidiaries:

Although the Company has multiple subsidiaries, the Company’s business operations are typically performed by one of three operating subsidiaries: Brooke Franchise Corporation, Brooke Credit Corporation and CJD & Associates, L.L.C. Separate annual audited financial statements are prepared for each operating subsidiary and each operates independently from the other two operating subsidiaries, and from the Company, to perform its specific business purpose. Each operating subsidiary is also responsible for its own obligations, maintains its own separate funds, generates revenue in its own right, hires its own employees and maintains separate boards of directors. The Company provides accounting, administrative and legal support for the activities of its three operating subsidiaries. Company revenues are typically limited to dividends and administrative fees from these operating subsidiaries.

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

Brooke Agency, Inc. is a Kansas corporation. Brooke Agency acquires for investment those insurance agencies that specialize in the types of insurance sales, such as auto insurance, where local ownership is less important to success. (note: Brooke Franchise Corporation typically acquires for resale those insurance agencies that specialize in the types of insurance sales where local ownership is important to success.) Brooke Franchise Corporation retains a share of commissions to provide personnel and facilities to this subsidiary. Brooke Agency does not typically have any employees or incur operating expenses.

Brooke Corporation	9

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

Captive Subsidiaries:

The DB Group, LTD and DB Indemnity, LTD subsidiaries were incorporated in the country of Bermuda as captive insurance companies. Separate financial statements are prepared for Bermuda subsidiaries as required by the Bermuda government. Each captive insurance company subsidiary is responsible for its own obligations, maintains its own separate funds and generates revenue in its own right. The captive insurance company subsidiaries are wholly owned by CJD & Associates, L.L.C. and revenues are typically limited to dividends.

The DB Group, LTD was incorporated for the purpose of underwriting, as a reinsurer, a small portion of the insurance written by CJD & Associates, LLC. There were no premiums written by this subsidiary in 2003 or during the three month period ending March 31, 2004.

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

Other Subsidiaries:

Subsidiaries have been established or acquired for contractual operations but any revenues generated by these subsidiaries are assigned to one of the operating subsidiaries for performance of any associated obligations. These subsidiaries include Brooke Life and Health, Inc., The American Heritage, Inc., Texas All Risk General Agency, Inc., All Risk General Agency, Inc., All Drivers, Inc. and First Brooke Insurance and Financial Services, Inc.

Brooke Corporation	10

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

The following are significant estimates made by management: accrued commission refund obligations; reimbursement from agents for commission refund obligations; accrued producer payable expense; useful lives of assets; Buyers Assistance Program unearned; insurance claim losses; loss expense; and earned percentages; the fair value assumptions utilized for interest-only strip receivables; Buyers Assistance Program net cash flow expenditures associated with commission performance; amortization and pro-ration of payroll and operating expenses associated with the origination of loans. It is at least reasonably possible these estimates will change in the near term.

(c) Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash on hand, cash in banks and short-term investments purchased with a maturity of three months or less to be cash and cash equivalents. Restricted cash is not included in cash equivalents.

(d) Allowance for Bad Debts

The Company generally considers all accounts and notes receivable to be fully collectible, therefore no allowance has been recognized for uncollectible amounts. However, as more fully disclosed in footnote 1(o), the Company has established an allowance for receivables resulting from the uncertain timing and amounts of commissions payments due to the Company pursuant to the cash flow assistance provisions of the Company’s Buyer Assistance Plan.

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

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $715,446 and $436,606 as of March 31, 2004 and 2003, respectively.

Through its brokerage subsidiary, CJD & Associates, L.L.C., the Company receives fees for the placement and issuance of policies that are in addition to, and separate from, any sales commissions paid by insurance companies. These policies’ fees are not refundable and the Company has no continuing obligation.

The Company recognizes interest income when earned.

Brooke Corporation	11

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

1. Summary of Significant Accounting Policies (cont.)

(e) Revenue Recognition (cont.)

Loan participation represents the transfer of notes receivable to participating lenders. When the transfer meets the criteria to be accounted for as a true sale, established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, gain on sale of notes receivable is recognized when the note is sold to participating lenders and other investors. When the Company sells participations to notes receivables to investors, it retains servicing rights and interest income which are retained interests in the loan participations. Gain or loss on sales of the notes receivable depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

Loan origination fees charged to borrowers are offset with loan origination expenses.

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

(g) Excess of Cost Over Fair Value of Net Assets

Included in other assets are unamortized costs of purchased subsidiaries (Brooke Life and Health, Inc., The American Agency, Inc., and CJD & Associates, L.L.C., TAR Holding Company, Inc., Texas All Risk General Agency, Inc. and All Drivers, Inc.) in excess of the fair value of underlying net tangible assets acquired. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization was $102,351 for the period ended March 31, 2004.

Brooke Corporation	12

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

1. Summary of Significant Accounting Policies (cont.)

On July 1, 2002, the Company acquired 100% of the outstanding shares of CJD & Associates, L.L.C. and $1,416,779 of the initial purchase price was allocated to Excess Cost of Purchased Subsidiary. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with paragraph 80 of APB 16, “Business Combinations”, any such payments for an increased purchase price shall be recorded as Excess Cost of Purchased Subsidiary when made. Additional payments of the purchase price have been made in the amount of $456,550 since the initial purchase.

On November 30, 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and TAR Holding Company, Inc. which collectively own 100% of the outstanding shares All Risk General Agency, Inc. $1,000,000 of the initial purchase price was allocated to Excess Cost of Purchased Subsidiary. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with paragraph 80 of APB 16, “Business Combinations”, any such payments for an increased purchase price shall be recorded as Excess Cost of Purchased Subsidiary when made. Additional payments of the purchase price have been made in the amount of $229,861 since the initial purchase.

On March 31, 2004, the Company acquired 100% of the outstanding shares of All Drivers, Inc. The purchase price of $1,345,000 was allocated to Excess Cost of Purchased Subsidiary. The seller is not entitled to any additional increases in purchase price.

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

(i) Investment in Businesses

The amount of assets included in the “Investment in Businesses” category is the total of purchase prices paid, or market prices if lower, for insurance agency assets that Brooke Franchise Corporation acquires to hold in inventory for sale to its franchisees. These assets are carried at the lower of cost or market because they are available for sale and not held for investment. The number of agencies purchased for this purpose for the period ending March 31, 2004 and 2003 was 13 and 13, respectively. Correspondingly the number of agencies sold from inventory for the period ending March 31, 2004 and 2003 was 13 and 13, respectively. At March 31, 2004, the “Investment in Businesses” inventory consisted of a Colorado agency at a fair market value of $366,983.

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

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

1. Summary of Significant Accounting Policies (cont.)

(k) Contracts Database

The Contracts Database asset consists of the legal and professional fees associated with development of standardized loan documents by Brooke Credit Corporation. These contracts are available for sale to others that make these types of loans, by first purchasing a license from Brooke Credit Corporation. A complete review and revision is scheduled for all loan documents every five years, therefore, the asset is being amortized over a five-year period.

Also included in this asset are the legal and professional fees associated with development of standardized documents relating to the securitization and rating of loan pools in Brooke Credit Corporation’s portfolio. The development of these contracts creates a new security asset class, or program, whereby Brooke Credit Corporation can securitize multiple loan pools each year with significantly lower additional legal and professional fees incurred. This asset is being amortized over a five-year period because the benefits of this new asset class are expected to last at least five years and because significant changes to the associated standardized documents will probably not be required for five years.

(l) Deferred Charges

Deferred charges relate to costs associated with the public offering of bonds. Selling expenses, auditor fees, legal costs and filing charges associated with the Company’s public offering totaled $1,070,043 and have been offset against stock proceeds. Similar costs associated with the Company’s public offering of bonds totaled $614,658 and are classified as prepaid expenses that are amortized over a period ending at bond maturity. Net of amortization, the balance of all such prepaid expenses as of March 31, 2004 was $260,359.

Brooke Corporation	14

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

1. Summary of Significant Accounting Policies (cont.)

(m) Equity Rights and Privileges

All of the Company’s outstanding shares of the 9% cumulative convertible preferred stock were converted into 10,296 shares of common stock during the year ended December 31, 2003.

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

(n) Per Share Data

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the periods ended March 31, 2004 and 2003 were $48,560 and $49,879, respectively. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding.

		March 31, 2004		March 31, 2003
Basic Earnings Per Share
Net Income		$2,238,154		$1,591,269
Less: Preferred Stock Dividends		(48,560)		(49,879)

Income Available to Common Stockholders		2,189,594		1,541,390
Average Common Stock Shares	4,674,684		4,584,032
Less: Treasury Stock Shares	—	4,674,684	(11,050)	4,572,982

Basic Earnings Per Share		$.47		$.34

Brooke Corporation	15

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

1. Summary of Significant Accounting Policies (cont.)

(n) Per Share Data (cont.)

		March 31, 2004		March 31, 2003
Diluted Earnings Per Share
Net Income		$2,238,154		$1,591,269
Less: Preferred Stock Dividends on Non-Convertible Shares		(48,560)		(49,879)

Income Available to Common Stockholders		2,189,594		1,541,390
Average Common Stock Shares	4,674,684		4,584,032
Less: Treasury Stock Shares	—		(11,050)
Plus: Assumed Conversion of Convertible Preferred Shares in 2003	—		208,452
Plus: Assumed Exercise of 303,870 Stock Options in 2004	303,870	4,978,554	226,440	5,068,792

Diluted Earnings Per Share		$.44		$.30

(o) Buyer Assistance Plan

Through its subsidiary The American Heritage, Inc., the Company offers a consulting and cash flow assistance program (Buyer Assistance Plan or “BAP”) to provide assistance to franchisee buyers during the first months of ownership. Although most of the BAP services provided by the Company are performed in the first month of ownership, some of the BAP services are performed later and a portion of BAP fees are therefore deferred until the cost of providing the service is incurred. Unearned buyer assistance plan and other related fees were $650,816 and $1,354,061 at March 31, 2004 and 2003, respectively.

Net cash flow assistance related to commission performance is recognized as an expense at the end of the BAP period, because of the uncertain timing of commission payments during ownership transition. Although not determinable until the end of the BAP period, the amount of the Company’s net cash flow assistance expenditures associated with commission performance becomes more certain as the BAP period progresses. As such, if the amount of cumulative net cash flow assistance provided by the Company exceeds the actual commissions, then an allowance for any such excess amount is immediately charged to expense and the amount recognized as expense at the end of the BAP period adjusted accordingly. If necessary, as the BAP period nears expiration, the Company increases the allowance from that calculated above to the amount of estimated loss. The Company has estimated this allowance for the periods ended March 31, 2004 and 2003 to be $0 and $36,603, respectively.

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

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

1. Summary of Significant Accounting Policies (cont.)

(r) Other Receivables

Included in this category are reimbursements due from agents for possible cancellation of policies, advances to agents for buyers assistance plan commissions, receivable from premium receipts trustee, and receivables from sellers on contracts of services. Most of these amounts are collected within 30 days from borrowers or agents and all amounts are collected within 12 months from date of recording.

(s) Advertising

The Company expenses the costs of advertising as they are incurred. Total advertising expense for the period ending March 31, 2004 and 2003 was $726,700 and $416,695, respectively.

(t) Restricted Cash

Cash payments are made monthly to First National Bank of Phillipsburg as trustee for the Industrial Revenue Bonds. These funds are held by the trustee for payment of semi-annual interest and principal payments to bond holders on January 1st and July 1st. The Company holds insurance commissions for the special purpose entity Brooke Acceptance Company LLC for the purpose of making future loan payments and the use of these funds is restricted. The amount of commissions held at March 31, 2004 was $192,279.

(u) Agency Assets

Included in other assets are unamortized costs of agency assets. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization expense was $57,400 and $6,591 for the period ended March 31, 2004 and 2003, respectively.

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

As a result of the acquisition of CJD & Associates, L.L.C. on July 1, 2002, the Company recorded additional agency assets of $99,357 (net of accumulated amortization of $96,106). The balance of this agency asset is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method.

The Company acquired the rights to the web-site “Agencies4Sale.com” in February 2003 for $25,000. The purchase price is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method.

On January 30, 2004, the Company acquired insurance agency assets from Total Budget Insurance Services, Inc. for a purchase price of $1,675,000. The seller is not entitled to any additional increases in purchase price. The balance of this agency asset is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method.

Brooke Corporation	17

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

1. Summary of Significant Accounting Policies (cont.)

(u) Agency Assets (cont)

On February 27, 2004, the Company acquired insurance agency assets from Budget-1 Insurance Agency, Inc. for a purchase price of $633,000. The seller is not entitled to any additional increases in purchase price. The balance of this agency asset is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method.

On February 24, 2004, the Company acquired insurance agency assets from Brent and Haeley Mowery for a purchase price of $498,628. The seller is not entitled to any additional increases in purchase price. The balance of this agency asset is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method.

On March 1, 2004, the Company acquired insurance agency assets from James Ahlin for a purchase price of $844,957. The seller is not entitled to any additional increases in purchase price. The balance of this agency asset is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method.

(v) Securities

Included in Securities are investments in loan securitizations which represents the transfer of notes receivable by sale, to a bankruptcy-remote special purpose entity that issues asset backed notes to accredited investors. Based on management’s experience the carrying value of $10,476,598 for the marketable security approximates the fair value.

In October 2003, the Company acquired approximately 9% of the stock outstanding in First American Capital Corporation. This investment is held at lower of cost or market and the carrying value of $772,255 approximates the fair value.

The Company holds 400 Troy ounces of silver at lower of cost or market. The carrying value of $1,198 is below current market price.

(w) Losses and Loss Expenses

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

Brooke Corporation	18

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

2. Notes Receivable

At March 31, 2004 and 2003, accounts and notes receivable consist of the following:

	03/31/2004	03/31/2003
Business loans	$111,196,623	$68,678,454
Less: Business loan participations	(95,592,050)	(64,236,426)
Commercial real estate loans	7,597,153	1,861,146
Less: Real estate loan participations	(6,435,693)	(1,861,146)
Consumer loans	—	5,310
Loans with subsidiaries	12,702,281	—
Less: Subsidiaries loan participations	(12,702,281)	—
Plus: Loan participations not classified as a true sale	9,566,167	—

Total notes receivable, net	26,332,200	4,447,338
Interest earned not collected on notes *	801,543	487,394
Customer receivables	5,927,047	7,705,448

Total accounts and notes receivable, net	$33,060,790	$12,640,180

*	The Company has a corresponding liability for interest payable to participating lenders in the amounts of $215,660 and $302,261 at March 31, 2004 and 2003, respectively.

Brooke Credit Corporation has loaned money to subsidiaries of the Company. These notes receivable have been eliminated to the extent the notes receivable have not been sold to an unaffiliated third party. The portion of the notes receivable that have been sold to an unaffiliated third party are recorded as note payables in footnote 4.

Loan participation represents the transfer of notes receivable, by sale, to “participating” lenders. The Company receives consideration from the participating entities. These transfers are accounted for by the criteria established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The transfers that do not meet the criteria established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as secured borrowings. At March 31, 2004, these secured borrowings are recorded as notes receivable of $9,566,167. The corresponding liability is designated as payable under participation agreements of $9,566,167 on the financial statements. At March 31, 2003, there were no transfers of notes receivable classified as secured borrowings.

Of the loan participations, at March 31, 2004 and 2003, $105,163,857 and $66,097,572, respectively, were accounted for as sales because the transfers meet the criteria established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The transferred assets (i.e. notes receivable) are isolated from the Company. The participating companies obtain the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivables. In addition, the Company does not maintain control over the transferred assets and the transfer agreements do not entitle the Company or obligate the Company to repurchase or redeem the notes receivable before their maturity. Based on management’s experience the carrying value for notes receivable approximates the fair value.

Brooke Corporation	19

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

On April 23, 2003, Brooke Credit Corporation sold $15,824,798 of loans to special purpose entity Brooke Acceptance Company LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold to Brooke Acceptance Company LLC, $13,350,000 of asset backed securities were issued to accredited investors by Brooke Acceptance Company LLC. Brooke Credit Corporation received servicing income of $3,251 from the primary servicer for the three months ending March 31, 2004. The remaining loans sold and the interest receivable retained are recorded on the Company’s books as a security available for sale in the amount of $3,642,482.

On November 14, 2003, Brooke Credit Corporation sold $23,526,218 of loans to special purpose entity Brooke Captive Credit Company 2003, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold to Brooke Captive Credit Company 2003 LLC, $18,500,000 of asset backed securities were issued to accredited investors by Brooke Captive Credit Company 2003 LLC. Brooke Credit Corporation received servicing income of $4,442 from the primary services for the three months ending March 31, 2004. The remaining loans sold and the interest receivables retained are recorded on the Company’s books as a security available for sale in the amount of $6,834,116.

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

On March 31, 2004, the Company had loan participation balances of $105,163,857 (249 loan participations certificates including loans sold to the securitization) for which servicing rights and interest receivable were retained. Corresponding pre-tax losses of $194,641 were recorded for the period ended March 31, 2004. On March 31, 2003, the Company had loan participation balances of $66,097,572 (337 loan participation certificates) for which servicing rights and interest receivable were retained. Corresponding pre-tax gains of $1,064,810 were recorded for the period ended March 31, 2003. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income. Additionally, impairment of the servicing asset is subsequently evaluated and measured. Subsequent to the initial recording at fair value, interest only receivables are measured as debt securities classified as available for sale.

Brooke Corporation	20

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

2. Notes Receivable (cont.)

Of the agency and real estate loans at March 31, 2004 and 2003, $13,712,657 and $25,630,214, respectively, were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. Brooke Credit Corporation is not obligated, under any circumstances, to repurchase any loans sold to participating lenders prior to maturity or final resolution. All such recourse loans: a) have no balances more than 60 days past due; b) have adequate collateral; c) and are not in default. The expense provision associated with the Company’s recourse obligation is based on the estimated fair value of the obligation.

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

The fair value of the interest-only strip receivable is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following table. The fair value of the interest-only strip receivable is reduced by the amount of estimated credit losses, which are calculated using the estimated credit loss percentage noted in the following table. On March 31, 2004 and 2003, the fair value of the interest-only strip receivable recorded by the Company was $2,856,251 and $2,631,245, respectively. The Company has classified the interest-only receivable asset as available for sale.

The value of the “Servicing Asset” is calculated by estimating the net present value of net servicing income on loans sold using the discount rate and prepayment speeds noted in the following table. On March 31, 2004 and 2003, the value of the servicing asset recorded by the Company was $1,755,062 and $1,389,763, respectively.

The value of the “Servicing Liability” is calculated by estimating the net present value of net servicing expense on loans sold using the discount rate and prepayment speeds noted in the following table. On March 31, 2004 and 2003, the value of the servicing liability recorded by the Company was $43,991 and $51,271, respectively.

Brooke Corporation	21

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

2. Notes Receivable (cont.)

Key economic assumptions used in measuring the retained interests and recourse obligations at the date of loan participation sales completed during the year were as follows (rates per annum):

	Agency Loans (Adjustable Rate Stratum)*	Agency Loans (Fixed-Rate Stratum)
Prepayment speed	10%	8%
Weighted average life (months)	111.8	57.3
Expected credit losses	.5%	.21%
Discount rate	8.5%	8.5%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans, the rate is adjusted annually on December 31st.

At March 31, 2004, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed Rate Stratum)
Prepayment speed assumption (annual rate)	10%	8%
Impact on fair value of 10% adverse change	(163,976)	(2,374)
Impact on fair value of 20% adverse change	(319,677)	(4,672)
Expected credit losses (annual rate)	.5%	.21%
Impact on fair value of 10% adverse change	(53,469)	(999)
Impact on fair value of 20% adverse change	(106,937)	(1,998)
Discount rate (annual)	8.5%	8.5%
Impact on fair value of 10% adverse change	(155,425)	(3,974)
Impact on fair value of 20% adverse change	(304,418)	(7,827)

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the servicing asset and recourse liability is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. The numbers used above are actual dollar amounts and not listed in the thousands.

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interests in loans sold to participating lenders totaling $105,163,857 and excludes unsold loans totaling $16,766,033 and secured borrowings of $9,566,167. The above adverse changes for expected credit losses are calculated on the Company’s retained interests in loans sold with recourse to participating lenders totaling $13,712,657 and excludes unsold, non-recourse, and secured borrowing loans totaling $117,783,401.

Brooke Corporation	22

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

2. Notes Receivable (cont.)

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Retained Servicing Interest

	Adj Rate Stratum		Fixed Rate Stratum
	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$3,273,334	$3,173,870	$170,338	$168,143
Servicing expense	(565,757)	(545,167)	(160,797)	(157,841)
Discount of estimated cash flows at 8.5% rate	(1,010,308)	(978,451)	(569)	(647)
Carrying value of retained interests after effect of increases	1,697,269	1,650,252	8,972	9,655
Carrying value of retained interests before effect of increases	1,746,788	1,746,788	8,274	8,274
Decrease of carrying value due to increase in prepayments	(49,519)	(96,536)	0	0

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Strip Receivable, including amount carried in securities)

	Adj Rate Stratum		Fixed Rate Stratum
	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$5,588,022	$5,413,316	$269,031	$265,348
Estimated credit losses on recourse loans	(193,182)	(187,232)	(11,781)	(11,578)
Discount of estimated cash flows at 8.5% rate	(941,203)	(881,131)	(28,958)	(27,776)
Carrying value of retained interests after effect of increases	4,453,637	4,344,953	228,292	225,994
Carrying value of retained interests before effect of increases	4,568,094	4,568,094	230,666	230,666
Decrease of carrying value due to increase in prepayments	(114,457)	(223,141)	(2,374)	(4,672)

Brooke Corporation	23

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

2. Notes Receivable (cont.)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Strip Receivable, including amount carried in securities)

	Adj Rate Stratum		Fixed Rate Stratum
	10% Credit Loss Increase	20% Credit Loss Increase	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$5,772,940	$5,772,940	$272,842	$272,842
Estimated credit losses on recourse loans	(267,234)	(335,030)	(13,187)	(14,386)
Discount of estimated cash flows at 8.5% rate	(991,081)	(976,753)	(29,988)	(29,788)
Carrying value of retained interests after effect of increases	4,514,625	4,461,157	229,667	228,668
Carrying value of retained interests before effect of increases	4,568,094	4,568,094	230,666	230,666
Decrease of carrying value due to increase in credit losses	(53,469)	(106,937)	(999)	(1,998)

Effect of Increases in Assumed Discount Rate on Retained Servicing Interest

	Adj Rate Stratum		Fixed Rate Stratum
	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$3,378,744	$3,378,744	$172,606	$172,606
Servicing expense	(587,612)	(587,612)	(163,842)	(163,842)
Discount of estimated cash flows	(1,098,282)	(1,149,900)	(576)	(660)
Carrying value of retained interests after effect of increases	1,692,850	1,641,232	8,188	8,104
Carrying value of retained interests before effect of increases	1,746,788	1,746,788	8,274	8,274
Decrease of carrying value due to increase in discount rate	(53,938)	(105,556)	(86)	(170)

Brooke Corporation	24

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

2. Notes Receivable (cont.)

Effect of Increases in Assumed Discount Rate on Retained Interest (Strip Receivable, including amount carried in securities)

	Adj Rate Stratum		Fixed Rate Stratum
	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$5,772,940	$5,772,940	$272,842	$272,842
Estimated credit losses on recourse loans	(199,438)	(199,438)	(11,988)	(11,988)
Discount of estimated cash flows	(1,106,895)	(1,204,270)	(34,076)	(37,845)
Carrying value of retained interests after effect of increases	4,466,607	4,369,232	226,778	223,009
Carrying value of retained interests before effect of increases	4,568,094	4,568,094	230,666	230,666
Decrease of carrying value due to increase in credit losses	(101,487)	(198,862)	(3,888)	(7,657)

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

	Agency Recourse Loans Sold in
	2002	2003	2004
Actual & Projected Credit Losses (%) as of:
December 31, 2004	0	0	0
December 31, 2003	0	0
December 31, 2002	0

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse as of and for the period ended March 31, 2004:

	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses***
	2004	2003	2004	2003	2004	2003
Type of Loan
Participations Sold with Recourse	$13,712,657	$25,630,214	$0	$0	$0	$0
Portfolio Loans	26,332,200	4,447,338	0	0	0	0

Total Loans Managed**	$40,044,857	$30,077,552	$0	$0	$0	$0

*	Loans 60 days or more past due are based on end of period total loans.
**	Owned and participated loans in which the Company has a risk of loss.
***	Net credit losses are charge-offs and are based on total loans outstanding.

Brooke Corporation	25

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

3. Property and Equipment

A summary of property and equipment and depreciation is as follows:

	March 31, 2004	March 31, 2003
Furniture and fixtures	$1,391,913	$536,021
Office and computer equipment	1,301,651	1,824,528
Automobiles and airplanes	1,439,005	813,018
Building	1,219,717	1,174,266

	5,352,286	4,347,833
Less: Accumulated depreciation	(1,818,552)	(1,938,824)

Property and equipment, net	$3,533,734	$2,409,009

Depreciation expense	$121,179	$83,872

4. Bank Loans, Notes Payable, and Other Long-Term Obligations

	2004	2003
Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 5.75%. Interest rates on these notes range from 4.00% to 8.00% and maturities range from February 2004 to January 2013.	$12,337,087	$6,640,390
Line of credit note payable. Maximum line of credit available of $2,000,000. Collateralized by notes receivable. Line of credit due September 2004, Interest rate is 4.5% with interest and principal due monthly.	2,000,000	—
Company debt with banks. These notes are payable to banks and collateralized by various assets of the company. Interest rates on these notes range from 5.5% to 11.75%. Maturities range from February 2004 to September 2015.	19,090,946	197,824
Company automobile notes payable. The company uses Chrysler Credit Corporation to finance the company fleet. These loans are collateralized by the automobiles financed. The interest rates range from 6.75% to 7.65%. Maturities range from June 2004 to December 2006.	203,878	169,248

Total bank loans and notes payable	33,631,911	7,007,462

Bonds and debentures payable and capital lease obligation (See Notes 5 and 6)	8,129,000	8,249,000

Total bank loans, notes payable and other long-term obligations	41,760,911	15,256,462
Less: Current maturities and short-term debt	(11,440,323)	(3,522,259)

Total long-term debt	$30,320,588	$11,734,203

Brooke Corporation	26

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

Interest incurred on bank loans, notes payable and other long-term obligations for the period ended March 31, 2004 and 2003 is $590,034 and $258,413, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase agency assets.

Bank loans, notes payable and other long-term obligations mature as follows:

Twelve Months Ending March 31	Bank Loans & Notes Payable	Capital Lease	Bonds & Debentures Payable	Total
2005	$10,555,323	$70,000	$815,000	$11,440,323
2006	6,104,944	70,000	1,069,000	7,243,944
2007	4,282,839	70,000	4,205,000	8,557,839
2008	2,626,756	70,000	1,340,000	4,036,756
2009	2,597,647	70,000	—	2,667,647
Thereafter	7,464,402	350,000	—	7,814,402

	$33,631,911	$700,000	$7,429,000	$41,760,911

Brooke Corporation	27

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

5. Long-Term Debt, Bonds Payable

Brooke Credit Corporation offered secured bonds (series 2000F) for sale to the public in $5,000 denominations. These bonds were issued in registered form with interest payable semi-annually on January 1st and July 1st of each year. Holders of series 2000F bonds representing $4,205,000 in principal value elected to modify the terms of their bonds by extending the maturity date to July 1, 2006 and permitting the bonds to be called by Brooke Credit Corporation during the period from the original maturity date to the extended maturity date. Holders of series 2000F bonds representing the remaining $815,000 in principal value elected not to modify the terms of their bonds. The unmodified bonds are not callable by Brooke Credit Corporation and are not redeemable by the bondholder until maturity. Brooke Credit Corporation covenants not to incur debt or obligations superior to its obligations to bondholders.

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

At March 31, 2004 and 2003, the bonds and debentures payable consist of:

Series	Rate	Maturity	2004 Principal Value	2003 Principal Value
2000F Bonds	9.125%	Jul 1, 2004	$815,000	$5,020,000
2000F Bonds	9.125%	Jul 1, 2006	4,205,000	—
Series A Debentures	8.000%	Dec 1, 2005	1,069,000	1,094,000
Series B Debentures	9.250%	Dec 1, 2007	1,340,000	1,370,000

Total			$7,429,000	$7,484,000

Interest payable is $184,341 and $170,665 at March 31, 2004 and 2003, respectively.

Brooke Corporation	28

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

6. Long-Term Debt, Capital Leases

Phillips County, Kansas issued Industrial Revenue Bonds for the purpose of purchasing, renovating, and equipping an office building in Phillipsburg, Kansas for use as a processing center. The total bonds issued were $825,000 with various maturities through 2012. As of March 31, 2004, all bond proceeds had been released for payment to various contractors and building construction was substantially complete.

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

Period	Capital Real Estate	Operating Real Estate	Total
2005	$119,306	$829,004	$948,310
2006	119,888	911,037	1,030,925
2007	119,800	863,538	983,338
2008	119,350	751,215	870,565
2009	118,169	506,676	624,845
2010	116,587	222,084	338,671
2011 and thereafter	225,613	136,000	361,613

Total minimum lease payments	938,713	$4,219,554	$5,158,267

Less amount representing interest	(238,713)

		2003
Total obligations under capital leases	700,000	$765,000
Less current maturities of obligations under capital leases	(70,000)	(65,000)

Obligations under capital leases payable after one year	$630,000	$700,000

Brooke Corporation	29

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

7. Income Taxes

The elements of income tax expense are as follows:

	March 31, 2004	March 31, 2003
Current	$1,047,096	$660,108
Deferred	—	159,637

	$1,047,096	$819,745

During 2003, the deferred tax asset decreased to zero as the result of using all net operating loss carryforwards available to the Company.

In the period ended March 31, 2004, income of $205,555 was earned in Bermuda and is excluded from the U.S. Federal Tax. Under current Bermuda law, DB Indemnity, LTD and DB Group, LTD are not required to pay any taxes in Bermuda on either income or capital gains. They have received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed they will be exempted from taxation until March 28, 2016.

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	March 31, 2004	March 31, 2003
U.S. federal statutory tax rate	34%	34%
State statutory tax rate	4%	4%
Effect of the utilization of net operating loss carryforwards	(0)%	(3)%
Miscellaneous	(6)%	(1)%

Effective tax rate	32%	34%

Reconciliation of deferred tax asset:

	2004	2003
Beginning balance, January 1	$—	$159,637
Deferred income tax expense	—	(159,637)

Balance, March 31	$—	$—

Reconciliation of deferred tax liability:

	2004	2003
Beginning balance, January 1	$188,684	$—
Accumulated other comprehensive income, unrealized gain on interest only strip receivables	(5,000)	120,222

Balance, March 31	$183,684	$120,222

Brooke Corporation	30

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

8. Employee Benefit Plans

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for periods ended March 31, 2004 and 2003.

9. Concentration of Credit Risk

The Company maintains cash balances at several banks. On March 31, 2004, the Company had account balances of $9,196,539 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

The Company sells participation loans to several banks. On March 31, 2004, the Company had participation loans sold of $18,000,432 to one financial institution. This represents 15.7% of participations sold at March 31, 2004 excluding loans sold for securitization.

10. Segment and Related Information

The Company’s three reportable segments as of and for the period ended March 31, 2004 and 2003 consisted of its Franchise Services Business, Insurance Brokerage Business and its Facilitator Services Business.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the periods ended March 31, 2004 and 2003:

2004	Franchise Services Business	Insurance Brokerage Business	Facilitator Services Business	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$14,608,919	$1,568,896	$—	$—	$16,177,815
Policy fee income	—	351,872	—	—	351,872
Insurance premiums earned	—	220,459	—	—	220,459
Interest income	11,957	11,006	1,122,367	(353,396)	791,934
Loss on sale of notes receivable	—	—	(194,641)	—	(194,641)
Facilitator income	—	—	1,434,250	—	1,434,250
Buyers assistance plan fees	—	—	3,211,055	—	3,211,055
Gain on sale of businesses	—	—	203,644	—	203,644
Gain on extinguishment of debt	—	—	25,000	—	25,000
Interest expense	287,896	33,803	268,335	—	590,034
Commissions expense	10,468,994	547,099	—	—	11,016,093
Depreciation and amortization	209,751	71,179	225,837	—	506,767
Segment assets	26,634,199	6,002,450	49,926,120	(9,572,933)	72,989,836
Expenditures for segment assets	167,371	9,673	—	—	177,044

Brooke Corporation	31

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

10. Segment and Related Information (cont.)

2003	Franchise Services Business	Insurance Brokerage Business	Facilitator Services Business	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$10,346,862	$1,306,739	$—	$—	$11,653,601
Policy fee income	—	92,448	—	—	92,448
Interest income	—	13,673	589,178	(202,099)	400,752
Gain on sale of notes receivable	—	—	902,923	—	902,923
Facilitator income	—	—	540,125	—	540,125
Buyers assistance plan fees	—	—	2,211,425	—	2,211,425
Loss on sale of businesses	—	—	(163,636)	—	(163,636)
Gain on extinguishment of debt	—	—	5,000	—	5,000
Interest expense	95,510	—	162,903	—	258,413
Commissions expense	7,537,406	540,409	—	—	8,077,815
Depreciation and amortization	136,112	24,675	135,767	—	296,554
Segment assets	15,171,653	5,071,843	17,730,541	(5,690,317)	32,283,720
Expenditures for segment assets	160,419	13,474	—	—	173,893

Profit (Loss)	March 31, 2004	March 31, 2003
Insurance Franchise gross profit	$3,654,235	$2,577,834
Insurance Brokerage gross profit	1,500,152	847,776
Facilitator Services profit	4,954,107	3,584,246

Total segment profit	10,108,494	7,009,856
Unallocated amounts:
Other income	82,394	32,453
Other corporate expenses	(6,905,638)	(4,631,295)

Income before income taxes	$3,285,250	$2,411,014

Brooke Corporation	32

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

11. Related Party Information

On May 15, 2000, Robert Orr, CEO of Brooke Corporation, Leland Orr, CFO of Brooke Corporation, Michael Hess, President of CJD & Associates, LLC, and Shawn Lowry, President of Brooke Franchise Corporation, each personally guaranteed repayment of a Brooke Credit Corporation loan to Austin Agency, Inc., Brownsville, Texas and each received 6.25% of the outstanding stock of Austin Agency, Inc. as consideration. On March 31, 2004, the Company’s total loss exposure related to this loan was zero because the entire loan balance of $905,841 was sold without recourse to unaffiliated lenders.

Robert D. Orr, Leland G. Orr and Michael Hess own 100% of the voting stock of GI Agency, Inc. Although GI Agency was a franchise agent for the Company in previous years, it is not currently a franchise agent and its business operations do not include insurance sales. On March 31, 2004, the Company’s total loss exposure related to loans made by Brooke Credit Corporation to GI Agency was $1,435,078 as $997,805 of the $2,432,883 outstanding principal loan balances were sold without recourse to unaffiliated lenders.

Robert D. Orr, Leland G. Orr, and Michael Hess own controlling interest in Brooke Holdings, Inc. which owned 64.5% of the Company’s common stock at March 31, 2004.

Shawn Lowry and Michael Lowry, President of Brooke Credit Corporation, are the co-members of First Financial Group, L.C. Kyle Garst, an officer of Brooke Corporation, is the sole manager and sole member of American Financial Group, L.C. On June 1, 2001, First Financial Group, L.C., guaranteed 65% of a Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas and received a 15% profit interest in Palmer, L.L.C. as consideration. The loan was originated on June 1, 2001 and is scheduled to mature on September 1, 2011. As of March 31, 2004, $478,947 of the outstanding loan principal balance of $621,855 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $508,223, which includes a recourse obligation by Brooke Credit Corporation on $365,315 of loan participation balances and principal retained balances of $142,908. On October 15, 2001 American Financial Group, L.C. and First Financial Group, L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.5% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014. As of March 31, 2004 the entire loan principal balance of $390,622 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $268,668 of loan participation balances.

Anita Larson, an officer and the general counsel of Brooke Corporation, is married to John Arensberg, a partner in Arensberg Insurance of Overland Park, Kansas. The Company and Arensberg Insurance entered into a franchise agreement on April 1, 1998 pursuant to which Arensberg Insurance participates in the Company’s franchise program. As of March 31, 2004, Brooke Credit Corporation had 2 loans outstanding to Arensberg Insurance with total principal balances of $608,405, of which $535,040 were sold to unaffiliated lenders. All such loans were made on substantially the same terms and conditions as provided to other agents and are scheduled to mature on October 1, 2009 and April 15, 2004. The Company’s exposure to loss totals $207,500, which includes recourse obligations by Brooke Credit Corporation on $134,136 of loan participation balances and principal retained balances of $73,364.

Anita Lowry is a sister to Robert D. Orr and Leland G. Orr and the mother of Shawn Lowry and Michael Lowry and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. The Company and American Heritage Agency, Inc. entered into a franchise agreement on February 28, 1999 pursuant to which American Heritage Agency, Inc. participates in the Company’s franchise program. As of March 31, 2004, Brooke Credit Corporation had 7 loans outstanding to American Heritage Agency with total principal balances of $601,148, of which $220,491were sold to unaffiliated lenders. All such loans were made on substantially the same terms and conditions as provided to other agents and are scheduled to mature on January 16, 2005, September 1, 2010, February 1, 2014, March 1, 2014, April 15, 2004, and December 15, 2004. The Company’s exposure to loss equals the retained principal balances of $380,835.

Brooke Corporation	33

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

12. Acquisitions and Divestitures

On November 30, 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and TAR Holding Company, Inc. from Jeff Watters and Bruce Hart for an initial purchase price of $1,000,000. All of the initial purchase price has been allocated to Excess Cost of Purchased Subsidiary as disclosed in footnote 1 (g). The sellers are entitled to an increase of the initial purchase price equal to 25% of Texas All Risk’s monthly net revenues during the contingency period of November, 2004 to October, 2008. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 28 of FAS 141, “Business Combinations”, the payment shall be recorded as an asset when made. Additional payments of the purchase price have been made in the amount of $229,861 since the initial purchase. Texas All Risk operates an insurance agency wholesaler under the trade names of Texas All Risk General Agency and All Risk General Agency.

On February 28, 2003, the Company acquired 100% of the common stock of Ace Insurance Services, Inc. from Michael F. Domina for $568,304. On May 22, 2003, the Company sold all of its shares of Ace Insurance Services, Inc. to Alan Johnson for a total purchase price of $615,550.

On August 1, 2002, the Company acquired insurance agency assets operating under the trade-name of Bornstein Financial Group for an initial purchase price of $200,000. On August 8, 2003, an additional payment of $100,000 was made and the purchase price increased to $300,000. The seller is not entitled to any additional increases in purchase price based on future revenues. In accordance with paragraph 80 of APB 16, “Business Combinations”, this additional payment was recorded as an Agency Asset as disclosed in footnote 1 (u). The Company operates this agency asset under Brooke Life and Health, Inc. The entity sells annuities using a seminar based sales approach.

On July 1, 2002, the Company acquired 100% of the outstanding shares of CJD & Associates, L.L.C. from Colin and Julie Davidson for an initial purchase price of $2,024,816. A portion of the initial purchase price has been allocated to Excess Cost of Purchased Subsidiary as disclosed in footnote 1 (g). The sellers are entitled to an increase of the initial purchase price equal to 30% CJD & Associates monthly net revenues during the contingency period of September 1, 2003 to September 1, 2007. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 28 of FAS 141, “Business Combinations”, the payment shall be recorded as an asset when made. Additional payments of the purchase price have been made in the amount of $456,550 since the initial purchase. CJD & Associates, L.L.C. operates an insurance agency wholesaler under the trade name of Davidson Babcock.

On March 31, 2004, the Company acquired 100% of the outstanding shares of All Drivers, Inc. from David Lopez for a purchase price of $1,345,000. The purchase price has been allocated to Excess Cost of Purchased Subsidiary as disclosed in footnote 1 (g). The Company operates this acquisition as Brooke Auto Insurance, a property and casualty insurance agency specializing in auto insurance.

On January 30, 2004, the Company acquired insurance agency assets from Total Budget Insurance Services, Inc. for a purchase price of $1,675,000. On February 24, 2004, the Company acquired insurance agency assets from Brent and Haeley Mowery for a purchase price of $498,628. On February 27, 2004, the Company acquired insurance agency assets from Budget-1 Insurance Agency, Inc. for a purchase price of $633,000. On March 1, 2004, the Company acquired insurance agency assets from James Ahlin for a purchase price of $844,957. The purchase price for these acquisitions have been allocated to Agency Assets as disclosed in footnote 1(u). The sellers are not entitled to any additional increase in purchase price. The Company operates these acquisitions as Brooke Auto Insurance, property and casualty insurance agencies, specializing in auto insurance.

Brooke Corporation	34

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

13. Stock-Based Compensation

The Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of No. 123, “Accounting for Stock-Based Compensation”:

2004
Net income:
As reported	$2,238,154
Pro forma	2,034,073
Basic earnings per share:
As reported	.47
Pro forma	.42
Diluted earnings per share:
As reported	.44
Pro forma	.40

The fair value of the options granted during 2003 and 2004 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

	2004
Expected term	2	yrs.
Expected stock volatility	30%
Risk-free interest rate	5%
Dividend	1%
Fair value per share	$1.02

The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under a shareholder-approved plan. Pursuant to resolution dated February 18, 2003, the Compensation Committee of the Board of Directors adjusted the number of shares authorized for issuance under the 2001 Compensatory Stock Option Plan pursuant to the anti dilution provisions of the Plan. Accordingly, as of March 31, 2004 the Brooke Corporation 2001 Compensatory Stock Option Plan authorizes the issuance of up to 540,000 shares of the Company’s common stock, for use in paying incentive compensation awards in the form of stock options. Unless otherwise required by law, the options are granted at fair value at the date of grant and, except for stock options awarded to selected officers and directors, become partially exercisable immediately. The options expire five to ten years from the date of grant. At March 31, 2004, there were 195,000 additional shares available for granting stock options under the stock plan.

	Shares Under Option	Weighted Average Exercise Price
Outstanding, Jan. 1, 2004	321,720	$5.67
Granted	0	—
Exercised	(7,260)	4.17
Relinquished	0	—
Terminated and expired	(10,590)	4.17

Outstanding March 31, 2004	303,870	$5.69

70,770 options to purchase shares were exercisable at March 31, 2004. The following table summarizes information concerning outstanding and exercisable options at March 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.17 – 10.00	303,870	2	$5.69	70,770	$4.20

Brooke Corporation	35

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

There are no intangible assets with indefinite useful lives as of March 31, 2004, and March 31, 2003. The intangible assets with definite useful lives have a value of $10,235,332 and $4,184,843 as of March 31, 2004, and March 31, 2003, respectively. Of these assets $1,755,062 and $1,389,763 are recorded as a servicing asset on the balance sheet. The remaining assets are included in “Other Assets” on the balance sheet. Amortization expense was $385,588 and $212,682 for the periods ended March 31, 2004 and 2003, respectively.

15. Supplemental Cash Flow Disclosures

	2004	2003
Supplemental disclosures:
Cash paid for interest	$517,476	$258,413

Cash paid for income tax	$1,500,000	$0

During the period ending March 31, 2004, the statement of cash flows reflect the purchase of agencies into inventory totaling $3,676,271 and the sale of agencies from inventory totaling $5,806,300. Agency inventory did not change from the March 31, 2003 to March 31, 2004; however, net cash of $2,130,029 was provided by the Company’s agency inventory activities because $2,130,029 of the purchase price of agency inventory was provided by sellers per table below.

	March 31, 2004	March 31, 2003
Purchase of insurance agency inventory	$(3,676,271)	$(2,988,325)
Sale of insurance agency inventory	5,806,300	5,304,331

Net cash provided from sale of agency inventory	2,130,029	2,316,006
Cash provided by sellers of agency inventory	(2,130,029)	(2,280,286)

Decrease in inventory on balance sheet	$—	$35,720

Brooke Corporation	36

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

16. Statutory Requirements

DB Indemnity, LTD is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $120,000, a percentage of outstanding losses or a given fraction of net written premiums. At March 31, 2004 the Company is required to maintain a statutory capital and surplus of $120,000. Actual statutory capital and surplus is $896,658 of which $538,311 is fully paid up share capital and contributed surplus, and accordingly all of the retained earnings is available for payment of dividends to shareholders.

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

At March 31, 2004, DB Indemnity, LTD was required to maintain relevant assets of at least $120,000. At that date relevant assets were approximately $993,068 and the minimum liquidity ratio was therefore met.

17. Contingencies

The Company has guaranteed the payment of a promissory note in the amount of $500,000 to Christopher W. Roussos and Karen M. Roussos on behalf of Dixon Family Funerals, Inc. Payment of the promissory note is due at maturity, on February 27, 2005.

18. Subsequent Events

In April 2004, the stockholders of the Company, authorized the par value of the Company’s common stock be changed from $1.00 to $.01. The Company has also announced shareholders of record as of May 26, 2004, will receive one additional share of Brooke Corporation common stock for every one share of common stock owned. The additional shares will be distributed on June 10, 2004, and begin trading on June 11, 2004, on a split adjusted basis.

19. Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

Brooke Corporation	37

Brooke Corporation

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

General

The Company markets its franchise, brokerage and facilitator services to entrepreneurs, operating insurance agencies and other businesses related to insurance sales. Management has organized a portion of its discussion and analysis into three segments: a franchisor segment which discusses the Company’s retail insurance services, financial services and funeral services activities; an insurance brokerage segment which discusses the Company’s wholesale insurance activities; and a facilitator segment which discusses the Company’s lending and consulting activities.

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

Brooke Corporation	38

Brooke Corporation

has little or no control of the commission amount generated from the sale of a specific insurance policy. The Company primarily relies on the recruitment of additional franchisees and broker agents to increase commission revenue. In 2004 the Company acquired five insurance agencies that specialize in auto insurance, where local ownership is less important to success.

The Company’s finance subsidiary which is part of the facilitator segment generates most of its revenues from interest margins resulting from the origination of loans to the Company’s franchisees and from gains on the sale of franchisee loans. The finance subsidiary funds its loan portfolio primarily through the sale of loan participation interests to other lenders and the sale of securities, backed by loan assets, to accredited investors. During 2003, the Company sold two issues of asset backed securities.

The Company’s consulting subsidiaries which are part of the franchisee segment generate most of their revenues from consulting with franchisees during the first months of business ownership and consulting with agency sellers on the sale of their insurance agencies, financial services practices and funeral homes.

Results of Operation for the Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The Company’s consolidated results of operations have been significantly impacted by the Company’s expansion of territory and personnel in recent years. Revenues are expected to continue to increase in 2004 as a result of the foregoing.

The Company incurred a net profit of $2,238,154 or $.47 per share in the first quarter of 2004, compared to a net profit of $1,591,269 or $.34 per share in the first quarter of 2003. Net profits have increased primarily because an increasing share of the Company’s revenues result from the sale of consulting and lending services which typically have larger profit margins than those generated by the Company’s insurance activities.

Total Company operating revenues increased to $22,303,782 in the first quarter of 2004 from $15,675,091 in the first quarter of 2003. This represents an increase in total operating revenues of approximately 42.3% from the comparable period in the prior year. The increase in operating revenues for the first quarter of 2004 is primarily attributable to an increase in insurance commissions. However, fees from consulting and other facilitator activities also increased. These increases are primarily the result of the Company’s continued expansion of its insurance agency operations.

Payroll expenses increased to $4,299,593 in the first quarter of 2004 from $2,624,321 in the first quarter of 2003, which is an increase of approximately 63.8%. Payroll expenses as a percentage of total operating revenue were approximately 19.3% in

Brooke Corporation	39

Brooke Corporation

the first quarter of 2004 compared to approximately 16.7% in the first quarter of 2003. Payroll expenses increased primarily as a result of the Company’s expansion of its insurance agency operations, the opening of additional service centers and the recent acquisition of Texas All Risk General Agency.

Other operating expenses increased to $2,606,045 in the first quarter of 2004, from $2,006,974 in the first quarter of 2003 which is an increase of approximately 29.9%. Other operating expenses as a percentage of total operating revenue were approximately 11.7% in the first quarter of 2004 compared to approximately 12.8% in the first quarter of 2003. Other operating expenses also increased primarily as a result of the Company’s expansion of its insurance agency operations, the opening of additional service centers and the recent acquisition of Texas All Risk General Agency.

Bond interest expense increased to $166,886 in the first quarter of 2004 from $162,903 in the first quarter of 2003, which is an increase of approximately 2.5%. The increase is primarily attributable to the sale of debentures by the Company’s finance company subsidiary. Bond interest expense incurred by the Company’s finance company subsidiary is considered by the Company to be an operating expense because these funds are used to partially fund the Company’s lending activities.

Interest expense increased to $423,148 in the first quarter of 2004 from $95,510 in the first quarter of 2003. This represents an increase in interest expense of approximately 343%. This interest expense comparison excludes participating interest expense paid by the Company’s finance company subsidiary because all such interest is recorded as a reduction from interest income. Interest expense increased in the first quarter of 2004 primarily as a result of increased notes payable balances to business sellers.

Depreciation expenses increased to $121,179 in the first quarter of 2004 from $83,872 in the first quarter of 2003, which is an increase of approximately 45%. Depreciation expense increased primarily as a result of the Company’s acquisition of equipment associated with Texas All Risk General Agency.

Amortization expense increased to $385,588 in first quarter of 2004 from $212,682 in the first quarter of 2003, which is an increase of approximately 81%. Amortization expenses increased primarily as a result of the amortization of the Company’s servicing asset, contract database, acquisitions of Texas All Risk General Agency, and the auto insurance agencies.

The accounts and notes receivable asset category is comprised of customer receivable balances, insurance company receivables, notes receivable balances and accrued interest on notes receivables. Customer and company receivables were $5,927,047 and $7,705,448 on March 31, 2004, and 2003, respectively. This represents a decrease in customer and company receivables of approximately 23%. Customer and company receivables decreased primarily because the Company’s finance company subsidiary provided line of credit financing to franchisees beginning in 2003. Some items

Brooke Corporation	40

Brooke Corporation

in the past were recorded as accounts receivable that are now recorded on the line of credit note. Notes receivables were $26,332,200 and $4,447,338 on March 31, 2004 and 2003, respectively. This represents an increase in notes receivables of approximately 492%. Notes receivables balances vary, sometimes significantly, from period to period as the result of management’s decision to temporarily retain more, or less, loans in its “held for sale” portfolio based on the funds available to the Company. During 2004, the Company sold loan participations in the amount of $9,566,167 that are not classified as a true sale. Accordingly, these notes receivable are reported on the balance sheet as a component of accounts and notes receivable, thereby increasing the account balance. The corresponding liability for these participations is reported as payable under participation agreements on the financial statements. Accrued interest was $801,543 and $487,394 on March 31, 2004 and 2003, respectively. This represents an increase in accrued interest of approximately 65% in 2004. Accrued interest increased primarily as a result of an increase in loan portfolio. Although a loss allowance was made for the Company’s long-term loss exposure related to its recourse liability on loans sold to participating lenders, no loss allowance has been made for the Company’s accounts and notes receivables because these assets have a short term exposure to loss and the Company has experienced limited credit losses. All of the Company’s notes receivables are held for sale and typically sold within a short period of time. Most of the Company’s accounts receivables are agent obligations that are paid at the next monthly statement settlement so accounts receivables are typically paid within 30 days.

Other receivables were $2,933,931 and $1,427,275 on March 31, 2004 and 2003, respectively. This represents an increase in other receivables of approximately 106%. Receivables from securitization trustee comprise the largest part of the increase in the other receivables asset category.

Deposits were $151,584 and $44,739 on March 31, 2004 and 2003, respectively. This represents an increase in deposits of approximately 239% in 2004. Deposits increased primarily as a result of deposits associated with the Company’s recent expansion to more locations.

Prepaid expenses were $581,142 and $823,740 on March 31, 2004 and 2003, respectively. This represents a decrease in prepaid expenses of approximately 29.5%. The prepaid expense asset category is primarily comprised of expenses attributable to the Company’s public offering and sale of bonds and debentures that are amortized over a period ending at bond or debenture maturity.

Accounts payable were $4,889,316 and $4,647,146 on March 31, 2004 and 2003, respectively. This represents an increase in accounts payable of approximately 5.2%. The accounts payable liability category is comprised of producer payables, payroll payables and other accrued expenses. The increase in payables results from expansion of the Company’s operations.

Brooke Corporation	41

Brooke Corporation

Premiums payable were $6,889,426 and $5,276,979 on March 31, 2004 and 2003, respectively. This represents an increase in premiums payable of approximately 30.6%. The premiums payable liability category is comprised of amounts due to insurance companies for premiums that are billed and collected by the Company’s franchisees. This liability has increased primarily as a result of expansion of the Company’s operations and the acquisition of Texas All Risk General Agency.

During 2003, there was a reduction in the Company’s retained earnings of $1,956,642 because the Company’s stock dividend of 3,819,615 shares at $1.00 par value per share exceeded its paid in capital of $1,892,761 and the excess over the paid in capital was allocated to retained earnings.

Income Taxes

The Company’s effective tax rate on income was 32% in the first quarter of 2004, and 34% in the first quarter of 2003. The Company recorded a current income tax liability of $1,158,394 and $660,108 as of March 31, 2004 and 2003, respectively. The Company also recorded a deferred tax liability of $183,684 and $120,222 as of March 31, 2004 and 2003, respectively. The deferred tax liability is due to accumulated other comprehensive income that resulted from the sale of notes receivables to participating banks.

Analysis by Segment

The Company’s three reportable segments are Franchise Services, Insurance Brokerage and Facilitator Services. The Franchise Services segment includes discussion and analysis of the Company’s sale of insurance, financial, funeral and credit services to customers on a retail basis through franchisees. The Insurance Brokerage Segment includes the sale of insurance on a wholesale basis through the Company’s franchisees and others. The Facilitator Services Segment includes the sale of those services, such as lending and consulting, which facilitate the transfer of ownership to franchisees and others.

Franchise Services Segment

Insurance commissions, primarily from policies sold on a retail basis through franchisees, increased to $14,608,919 in the first quarter of 2004, from $10,346,862 in the first quarter of 2003. This represents an increase in retail insurance commissions of approximately 41%. Retail insurance commissions have increased primarily as a result of the Company’s continued expansion.

Commission expense paid to franchise agents increased to $10,468,994 in the first quarter of 2004 from $7,537,406 in the first quarter of 2003. This represents an increase in franchise agent commission expense of approximately 39%. Commission expense

Brooke Corporation	42

Brooke Corporation

increased because commission income increased and franchisees are typically paid a share of commission income. Commission expense represents approximately 72% of retail insurance commissions as of March 31, 2004 compared with 73% on March 31, 2003.

Profit sharing commissions, or the Company’s share of insurance company profits on policies written by franchisees, increased to $2,428,770 in the first quarter of 2004 from $1,829,064 in the first quarter of 2003. This represents an increase in profit sharing commissions of approximately 33%. Profit sharing commissions represented approximately 17% of first quarter 2004 retail insurance commissions and approximately 18% of first quarter 2003 retail insurance commissions. Profit sharing commissions increased because insurance company profits increased on policies written by franchisees.

Retail insurance commissions are reduced by the estimated amount of commission refunds resulting from future policy cancellations. Expense for the first quarter of 2004 increased by $5,474 compared to an increase of $2,765 in the first quarter of 2003. A commission refund liability has been accrued in the amounts of $365,151 at March 31, 2004 compared to $330,170 at March 31, 2003. This represents increases in the commission refund liability of approximately 10.6% in 2004. The commission refund liability increased at a slower rate than commission income because the Company’s cancellation rates are improving.

Insurance Brokerage Segment

Insurance brokerage operations have become a significant part of the Company’s business as a result of the Company’s acquisition of CJD & Associates, L.L.C. in 2002 and Texas All Risk General Agency in 2003. Insurance brokerage commissions increased to $1,568,896 in the first quarter of 2004, from $1,306,739 in the first quarter of 2003. This represents an increase in commission revenues of approximately 20% in the first quarter of 2004. Brokerage insurance commissions have increased primarily as a result of the Company’s continued expansion.

Insurance brokerage commission expense paid to agents increased to $547,099 in the first quarter of 2004 from $540,409 in the first quarter of 2003. This represents an increase in agent commission expense of approximately 1%. Commission expense represents approximately 35% of insurance brokerage commissions in the first quarter of 2004, compared to 41% of insurance brokerage commissions in the first quarter of 2003.

Insurance brokerage policy fee income increased to $351,872 in the first quarter of 2004, from $92,448 in the first quarter of 2003. This represents an increase in policy fee income of approximately 281% in the first quarter of 2004. Brokerage policy fee income has increased primarily as a result of the Company’s continued expansion.

Profit sharing commissions, or the Company’s share of insurance company profits

Brooke Corporation	43

Brooke Corporation

on policies written by agents, increased to $232,734 in the first quarter of 2004 from $183,537 in the first quarter of 2003. This represents an increase in profit sharing commissions of approximately 27%. Profit sharing commissions represented approximately 15% of first quarter 2004 retail insurance commissions and approximately 14% of first quarter 2003 retail insurance commissions. Profit sharing commissions increased because insurance company profits increased on policies written by agents.

Brokerage insurance commissions are reduced by the estimated amount of commission refunds resulting from future policy cancellations. Revenue was correspondingly decreased $3,207 in the first quarter of 2004. Commission refund liabilities were accrued in the amounts of $350,295 and $106,436 on March 31, 2004 and 2003, respectively. The commission refund liability increased primarily from the purchase of Texas All Risk General Agency.

Facilitator Services Segment

One of the most significant of the Company’s facilitator services is lending through its finance company subsidiary. Most of the Company’s loans are made to franchisees for the purpose of acquiring insurance agencies, although the Company has made an increasing amount of loans to franchisees for acquiring other insurance-related businesses such as financial services practices and funeral homes. Net interest income and gross servicing income were $768,971 in the first quarter of 2004 compared to $387,079 in the first quarter of 2003, resulting in an increase of approximately 99%. When analyzing the impact that net interest margins and gross servicing income have on the Company’s overall finance company operations, consideration should be given to amortization of the Company’s servicing asset and subsequent adjustments to the Company’s interest receivable asset referenced in the following discussion on loan participation sales and asset backed securities sales.

In late 2003, the Company transferred loan participations that did not meet the criteria established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to be accounted for as true sales. No gain on sale of notes receivable is recognized for loan participations that are not classified as true sales. Instead, these loan participations are classified as secured borrowings and are reported on the balance sheet as a component of accounts and notes receivable. The corresponding liability is reported as payable under participation agreements on the financial statements.

A loss of $194,641 was recorded during the first quarter of 2004 to realize a loss on the sale of notes receivable. The loss was primarily the result of the Company’s write down to fair value of loan participations sold. A gain of $902,923 was recorded during the first quarter of 2003 to realize a gain on the sale of notes receivable from the recognition of the servicing asset and interest receivable asset resulting from the sale of loan participations. The decrease in revenues from the gain on sales of notes receivable is primarily the result of the increase of loan participations that are not classified as true

Brooke Corporation	44

Brooke Corporation

sales (and accordingly no gain is recognized) and the Company’s repurchase of loan participations from lenders during the first quarter of 2004.

As part of its finance company’s operations, the Company typically sells most of the business loans it originates to lenders as participation interest and to accredited investors as asset backed securities. When the sale is classified as a true sale, gains or losses are recognized, loans are removed from the balance sheet and residual assets, representing the present value of future cash flows, are recorded. When the sale is classified as a secured borrowing, no gain on sale is recognized, and the note receivable and the corresponding participation remain on the balance sheet. Loan participation and asset backed securities sales have made a significant impact on the Company’s financial condition and results of operations. The following discussion describes this impact on the Consolidated Statements of Income, Consolidated Balance Sheets and the credit quality of the off-balance sheet loans sold with recourse.

When the participation is accounted for as a true sale, the Company retains servicing responsibilities for which it typically receives annual servicing fees ranging from .25% to 1.375% of the outstanding balance. A gain is recognized immediately upon the sale of a loan participation when the annual servicing fees exceed the cost of servicing, which is estimated at .25% of the outstanding loan balance. In those instances where annual service fees received by the Company are less than the cost of servicing, a loss is immediately recorded. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions. In the first quarters of 2004 and 2003, the net gains from loan servicing totaled $203,773 and $288,567, respectively, which consisted of gains from servicing benefits. There were no losses from servicing liabilities during the first quarters of 2004 and 2003. The decrease in net gains from loan servicing benefits and servicing losses is primarily the result of loan participations that are not classified as true sales. No loan servicing benefits and servicing losses are recognized for loan participations that are not classified as true sales.

In addition to loan servicing fees, the Company often retains interest income when participation interests or assets backed securities are sold when the sale is accounted for as a true sale. The Company records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans. The Company’s right to interest income on loan participation sales is not subordinate to the investor’s interests and the Company shares interest income with investors on a prorata basis. In the case of assets backed securities, the Company’s right to interest income on loan sales is subordinate to the investor’s interest. Although not subordinate to investor’s interests, the Company’s retained interest is subject to credit and prepayment risks on the transferred financial assets. In those instances where the Company provides recourse, a reduction is recorded based on a present value calculation of future cash flows of the underlying loans. In the first quarters of 2004 and 2003, the net gains (losses) from interest benefits totaled $(398,414) and $614,356, respectively, which included gross gains (losses) from interest benefits of $(79,549) and $776,244 respectively and losses from write down of retained interest asset to fair market value of $318,865 and $161,888 respectively. The above net gains (losses) from interest benefits reflect the interest

Brooke Corporation	45

Brooke Corporation

benefits derived from the loans sold in the securitizations. The decrease in net gains from interest benefits is primarily the result of less participation sales recorded as true sales. Gains (losses) from servicing and interest benefits are typically non-cash gains (losses) as the Company receives cash equal to the carrying value of the loans sold. The Company has allocated the previous carrying amount between the assets sold and the corresponding retained interests; however, cash in excess of the previous carrying amount is not generated by loan sales. A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities.

Underlying assumptions used in the initial determination of future cash flows on the participation loans and asset back securities accounted for as sales include the following:

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed-Rate Stratum)
Prepayment speed*	10%	8%
Weighted average life	111.8 months	57.3 months
Expected credit losses*	0.50%	0.21%
Discount Rate*	8.5%	8.5%

*	Annual rates

Gain-on-sale accounting requires management to make assumptions regarding prepayment speeds and credit losses for participated loans and asset back securities. The performances of these loans are extensively monitored, and adjustments to these assumptions will be made if necessary.

The impact from the sale of loan participations and asset backed securities can be seen in several areas of the Company’s balance sheet. The most significant has been the removal of loans that the Company continues to service. On March 31, 2004 and March 31, 2003, the balances of those off-balance sheet assets totaled $105,163,857 and $66,097,572 respectively. The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio and the resulting loan participation and asset backed securities sales.

In connection with the recognition of non-cash gains for the servicing benefits of loan participation sales, the present value of future cash flows were recorded as a servicing asset. Components of the servicing asset as of March 31, 2004 were as follows:

Estimated cash flows from loan servicing fees	$3,551,350
Less:
Servicing Expense	(751,454)
Discount to Present Value	(1,044,834)

Carrying Value of Retained Servicing Interest in Loan Participations	$1,755,062

Brooke Corporation	46

Brooke Corporation

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows were recorded as a servicing liabilities. Components of the servicing liability as of March 31, 2004 were as follows:

Estimated cash flows from loan servicing fees	$0
Servicing expense	61,587
Less:
Discount to present value	(17,596)

Carrying Value of Retained Servicing Liability in Loan Participations	$43,991

In connection with the recognition of non-cash gains for the interest benefits of loan participation sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities. Components of the interest receivable asset as of March 31, 2004 were as follows:

Estimated cash flows from interest income	$3,440,939
Less:
Estimated credit losses *	(211,426)
Discount to present value	(373,262)

Carrying Value of Retained Interest in Loan Participations	$2,856,251

* Estimated credit losses from liability on sold recourse loans with balances totaling $13,712,657 on March 31, 2004. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

In connection with the recognition of non-cash gains for the interest benefits of asset backed securities sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities. Components of the interest receivable asset as of March 31, 2004 were as follows:

Estimated cash flows from interest income	$2,604,843
Less:
Estimated credit losses *	0
Discount to present value	(662,334)

Carrying Value of Retained Interest in Asset Backed Securities	$1,942,509

* Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Brooke Corporation	47

Brooke Corporation

The following table presents a summary of various indicators of the credit quality of off-balance sheet recourse loans at March 31, 2004:

Net charge offs*	$0
Recourse loans sold	$13,712,657
Estimated credit losses provided for	$211,426
Estimated credit losses to recourse loans sold at period end	1.59%
Estimated Credit Loss Rates:
Annual basis (variable rate)	0.50%
Annual basis (fixed rate)	0.21%
Percentage of original balance	1.63%
Delinquency rates:
30 to 89 days*	0%
90 days or more*	0%

*Although no amounts of recourse loans were charged off for the period ending March 31, 2004 and no loans were delinquent 30 days or more as of March 31, 2004, it is likely that loan delinquencies and loan charge offs will occur during the life of the sold recourse loans.

The Company facilitator services also include consulting with, and otherwise assisting, buyers and sellers of insurance agencies, financial services practices and funeral homes. Revenues from consulting related activities, (facilitator fees, buyers assistance plan fees, gains on agency sales and agency seller discounts) totaled $4,873,949 and $2,592,914 for the quarters ending March 31, 2004 and 2003, respectively. Facilitator fee income increased primarily because of the Company’s increasing emphasis on fee income and increased levels of agency acquisitions by franchisees.

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

The Company provides consulting and other assistance to agency owners during the first months of agency ownership through a Buyers Assistance Plan (“BAP”) program. The Company records BAP income using the percentage of completion accounting method, so $650,816 and $1,354,061 of BAP income was deferred as of March 31, 2004 and 2003, respectively. The Company’s profitability is substantially the result of fee income from its facilitator activities which are typically associated with the purchase and sale of insurance agencies. As such, the value of those agencies and the

Brooke Corporation	48

Brooke Corporation

financial performance of business buyers are important to the Company’s prospects. The Company is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of its agencies. The performance of the Company’s loan portfolio appears to substantiate this conclusion.

The Company’s business includes the buying and selling of businesses, primarily insurance agencies, held in inventory. None of the agencies purchased by the Company during the quarters ended March 31, 2004 and 2003 had previously been purchased by the Company within the prior twenty-four month period. Twice-purchased agencies are typically sold by the Company to unaffiliated third parties soon after purchase. BAPs are not provided to buyers of agencies that have already transitioned into the Company’s franchise system, so BAPs are not typically provided when the Company sells twice-purchased agencies from inventory.

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

Liquidity and Capital Resources

The balances of the Company’s cash and cash equivalents were $7,185,484 and $6,966,734 at March 31, 2004 and March 31, 2003, respectively. The Company’s current ratios (current assets to current liabilities) were 1.63 and 1.57 at March 31, 2004 and March 31, 2003, respectively. The Company’s current ratio and cash balances will be adversely affected if agency inventory increases, seller loan balances are prepaid, or additional notes are retained.

The Company’s cash balances decreased by $6,555,059 from December 31, 2003 to March 31, 2004 primarily because it increased the amount of loans held in its portfolio. For the three months ended March 31, 2004, net cash of $6,771,361 was used in operating activities. Cash of $9,534,921 was provided by an increase in other liabilities

Brooke Corporation	49

Brooke Corporation

which primarily was the increase in payables under participation agreements. Payables under participation agreements are participations that do not meet the criteria to be accounted for as true sales and are classified as secured borrowings. Cash of $17,055,968 was used to fund an increase in accounts and notes receivables which primarily was the increase in notes receivables of $15,522,655. Management’s decision to keep more notes receivables at March 31, 2004 has an adverse effect on the operating cash flow of the Company since this is a primary business activity and is included in operating activities. Cash of $1,235,898 was used to fund an increase in other receivables. Cash of $164,868 was provided by an increase in prepaid expenses and other assets. For the three months ended March 31, 2004, net cash of $3,043,600 was used in investing activities. A large net cash inflow resulted from insurance agency inventory transactions as cash proceeds of $5,806,300 from sales of agency inventory exceeded cash payments of $3,676,271 for purchases of agency inventory primarily because cash payments for part of the agency purchase prices were deferred. Cash payments of $4,996,585 were used to invest in agency assets. For the three months ended March 31, 2004, net cash of $3,259,902 was provided by financing activities with $4,831,459 of cash provided by long-term debt.

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

When analyzing the Company’s cash flow and cash balances, consideration should be given to the factors discussed below. If necessary, the Company believes it can increase cash flow from operating activities within a relatively short period of time by liquidating its notes receivable portfolio because the sale of note or loan participations is one of the Company’s primary business activities. The Company’s business also includes the buying and selling of businesses held in inventory, however, gains on sale of inventory have been excluded as an operating source of cash because changes in inventory have been classified as an investing activity.

When analyzing the Company’s intangible assets, consideration should be given to the factors discussed below. The Company’s “Other Assets” account balances totaled $11,069,886 and $4,364,428 on March 31, 2004 and 2003, respectively, and are comprised

Brooke Corporation	50

Brooke Corporation

primarily of intangible accounts such as excess of cost over fair value of net assets, agency assets, and servicing assets. If the Company’s total assets are adjusted to exclude Other Assets, then the Company’s total liabilities exceeded its adjusted assets by $4,014,846 on March 31, 2004 and total adjusted assets exceeded total liabilities by $116,437 on March 31, 2003. Future Company acquisitions will likely increase the Other Assets account balances and will likely result in total liabilities exceeding adjusted total assets in future periods. The Company’s “Investment in Businesses” account represent the cost, or market value if lower, of businesses held in inventory for resale to franchise agents. Although intangible, the Company believes that business inventory assets differ from other intangible assets, because business inventory is held for a relatively short period of time and has a recently demonstrated value.

The Company believes that its existing cash, cash equivalents and funds generated from operating, investing and financing activities will be sufficient to satisfy its normal financial needs. Additionally, the Company believes that funds generated from future operating, investing and financing activities will be sufficient to satisfy its future financing needs, including the required annual principal payments of its long-term debt and future tax liabilities.

Related Party Loans

The Company’s related party loans and other information are summarized in footnote number 11 to the Company’s Consolidated Financial Statements for the three months ended March 31, 2004.

Critical Accounting Policies

The Company established accounting policies are summarized in footnote number 1 to the Company’s Consolidated Financial Statements for the three months ended March 31, 2004. As part of its oversight responsibilities, management continually evaluates the propriety of its accounting methods as new events occur. Management believes that its policies are applied in a manner which is intended to provide the user of the Company’s financial statements a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles.

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

Brooke Corporation	51

Brooke Corporation

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

Brooke Corporation	52

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Through its subsidiary, Brooke Credit Corporation, the Company originates loans of which a majority are sold to participating banks or accredited investors. The loans are based on the prime rate plus a margin and are adjusted annually. Therefore, we are exposed to interest rate risk. A significant rise in interest rates during a year could adversely affect the Company’s business, financial condition and results of operations. See Item 1, Notes to Consolidated Financial Statements, 2. Notes Receivable relating to fair value and the affect of an adverse change to the discount rate. Although the Company has issued debentures and, through Brooke Credit Corporation, bonds, the Company does not have market risk exposure as a result of these instruments because they were issued at fixed rates. At this time, the Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer have reviewed the Company’s disclosure controls and procedures as of the end of the period of the report. Based upon the review, these officers believe that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others within the Company.

(b)	Changes in Internal Controls.

During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Brooke Corporation	53

PART II – OTHER INFORMATION

Item 5. Other Information

(a) None.

(b) The Company’s by-laws provide that a duly authorized representative of its controlling company will select nominees for the Company’s Board of Directors.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-B:

23.01	Consent of Accountants[1]

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.

(b) Reports on Form 8-K.

During the first quarter of 2004, there were nine reports on Form 8-K filed.

Date Filed	Items	Financial or Exhibit filed

January 2, 2004	5, 7	Press Release announcing Brooke Corporation’s franchise subsidiary, announced that Entrepreneur Magazine has ranked the Brooke franchise program 136th in the nation.

January 5, 2004	5, 7	Press Release announcing Brooke Corporation’s insurance brokerage subsidiary, CJD & Associates’, acquisition of Texas All Risk General Agency, Inc. of Dallas, Texas.

January 15, 2004	5, 7	Press Release announcing the appointment of three franchisees with six total locations specializing in funeral services and funeral related insurance sales.

January 26, 2004	5, 7	Press Release announcing the acquisition of eight insurance agencies in the states of California, Texas, and Florida, and the acquisition of three funeral home franchises in the states of Texas, Indiana, and Florida.

February 4, 2004	5, 7	Press Release announcing increased quarterly dividends of $.20 cash dividend on the company’s common stock.

Brooke Corporation	54

February 13, 2004	5, 7	Press Release announcing the introduction of a Brooke franchise that specializes in the sale of automobile insurance.

March 3, 2004	5, 7	Press Release announcing Brooke Franchise Corporation, acquired businesses in the states of California, Florida, Kansas, Missouri and Oklahoma in January and as a result of these acquisitions, received $1,290,000 in consulting fees and added a total of eleven new franchise locations.

March 18, 2004	5, 7	Press Release announcing 2003 earnings totaled $4,160,000 or $.79 per diluted share on 2003 revenues of more than $65,000,000. Annual earnings increased more than 186 percent from 2002 earnings of $1,450,000 and annual revenues increased approximately 63 percent from 2002 revenues of approximately $40,000,000.

March 31, 2004	5, 7	Press Release announcing that Brooke Franchise Corporation added a total of ten new franchise locations and received $1,861,000 in consulting fees from non-related entities in February.

Brooke Corporation	55

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2004	BROOKE CORPORATION

	By:	/s/ Robert D. Orr
Robert D. Orr, Chief Executive Officer

	By:	/s/ Leland G. Orr
Leland G. Orr, Chief Financial Officer

Brooke Corporation	56

TABLE OF CONTENTS OF EXHIBITS

Exhibit No.	Description
23.01	Consent of Accountants[1]

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.

Brooke Corporation	57