Form 10-Q/A
period 2004-03-31
BROOKE CORP
filed 2004-05-13
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 001-31698

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

Explanatory Note

This amendment to Brooke Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 is being filed solely to amend the format of the certifications made pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 provided on Exhibits 31.01, 31.02, 32.01, and 32.02 thereto. No revisions have been made to the registrant’s financial statements or any other disclosure contained in such Form 10-Q.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-B:

23.01	Consent of Accountants

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

[1]	Filed herewith.

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2004

BROOKE CORPORATION

By:	/s/ ROBERT D. ORR

Robert D. Orr, Chief Executive Officer

By:	/s/ LELAND G. ORR

Leland G. Orr, Chief Financial Officer

TABLE OF CONTENTS OF EXHIBITS

Exhibit No.	Description

23.01	Consent of Accountants.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.01	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

32.02	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

[1]	Filed herewith.