Form 10-Q
period 2004-06-30
BROOKE CORP
filed 2004-08-10
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of June 30, 2004 there were 9,361,798 shares of the registrant’s sole class of common stock outstanding.

Brooke Corporation

Consolidated Financial Statements

For the Six Months Ended June 30, 2004 and 2003

Brooke Corporation

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors

Brooke Corporation:

We have reviewed the accompanying consolidated balance sheets of BROOKE CORPORATION as of June 30, 2004 and 2003, and the related consolidated statements of income for the three-month and six-month periods then ended and the changes in stockholders’ equity and cash flows for the six months then ended. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

Summers, Spencer & Callison, CPAs, Chartered

Topeka, Kansas

July 30, 2004

3

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements

Brooke Corporation

Consolidated Balance Sheets

(unaudited)

JUNE 30, 2004 and 2003

ASSETS

	2004	2003
Current Assets
Cash	$12,902,890	$5,365,953
Accounts and notes receivable, net	27,541,586	13,283,358
Note receivable, parent company	—	608,189
Other receivables	1,688,784	1,040,967
Securities	18,674,370	3,253,221
Interest-only strip receivable	2,689,601	2,411,050
Deposits	272,954	337,726
Prepaid expenses	586,418	1,109,884

Total Current Assets	64,356,603	27,410,348

Investment in Businesses	366,983	366,983

Property and Equipment
Cost	5,571,312	4,471,703
Less: Accumulated depreciation	(1,939,304)	(2,060,499)

Net Property and Equipment	3,632,008	2,411,204

Other Assets
Excess of cost over fair value of net assets	6,542,518	2,334,627
Less: Accumulated amortization	(897,639)	(516,309)
Prepaid finders fee	—	13,578
Contract database	572,535	35,437
Servicing asset	1,786,413	1,225,309
Agency assets	6,465,081	328,527
Restricted cash	244,208	306,185

Net Other Assets	14,713,116	3,727,354

Total Assets	$83,068,710	$33,915,889

See accompanying notes to financial statement and independent accountants’ review report	4

Brooke Corporation

Consolidated Balance Sheets

(unaudited)

JUNE 30, 2004 and 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2004	2003
Current Liabilities
Accounts payable	$7,225,847	$4,267,920
Premiums payable to insurance companies	8,535,137	5,443,461
Payable under participation agreements	3,538,716	—
Unearned buyer assistance plan fees	445,660	1,174,042
Accrued commission refunds	882,137	433,325
IBNR loss reserve	75,000	—
Unearned insurance premiums	249,859	—
Income tax payable	1,968,733	1,208,510
Deferred income tax payable	260,540	123,199
Short-term debt	3,684,287	1,335,661
Current maturities of long-term debt	9,654,991	2,932,639

Total Current Liabilities	36,520,907	16,918,757

Non-current Liabilities
Servicing liability	42,366	49,332
Long-term debt less current maturities	38,692,716	12,103,426

Total Liabilities	75,255,989	29,071,515

Stockholders’ Equity
Common stock, $.01 par value, 99,500,000 shares authorized, 9,361,798 and 4,639,294 shares issued and outstanding	93,618	46,393
Preferred stock, $75 par value, 1,000 shares authorized, 0 and 433 shares issued and outstanding	—	32,500
Preferred stock, $25 par value, 464,625 shares authorized, 49,667 shares issued and outstanding	1,241,675	1,241,675
Preferred stock, $32 par value, 34,375 shares authorized, 24,331 shares issued and outstanding	778,592	778,592
Additional paid-in capital	4,656,667	4,606,561
Retained earnings (deficit)	536,415	(2,100,498)
Accumulated other comprehensive income	505,754	239,151

Total Stockholders’ Equity	7,812,721	4,844,374

Total Liabilities and Stockholders’ Equity	$83,068,710	$33,915,889

See accompanying notes to financial statement and independent accountants’ review report	5

Brooke Corporation

Consolidated Statements of Income

(unaudited)

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
Operating Income
Insurance commissions	$15,010,752	$10,785,698
Interest income (net)	1,085,084	422,354
Facilitator fees	1,293,739	1,339,285
Gain on sale of businesses	197,902	163,009
Buyer assistance plan fees	3,263,949	2,028,177
Gain on sale of notes receivable	2,143,037	510,709
Gain (loss) on extinguishment of debt	(917)	—
Insurance premiums earned	47,888	—
Policy fee income	526,008	115,572
Other income	26,153	4,231

Total Operating Income	23,593,595	15,369,035

Operating Expenses
Commissions expense	11,671,451	8,618,171
Payroll expense	4,627,581	2,612,513
Depreciation and amortization	584,880	309,750
Insurance loss and loss expense incurred	30,000	—
Other operating expenses	3,631,917	2,405,297
Bond interest expense	166,887	166,090

Total Operating Expenses	20,712,716	14,111,821

Income from Operations	2,880,879	1,257,214

Other Expenses
Interest expense	500,453	113,789

Total Other Expenses	500,453	113,789

Income Before Income Taxes	2,380,426	1,143,425
Income tax expense	810,339	388,765

Net Income	$1,570,087	$754,660

Net Income per Share:
Basic	.16	.07
Diluted	.15	.07

See accompanying notes to financial statement and independent accountants’ review report.	6

Brooke Corporation

Consolidated Statements of Income

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
Operating Income
Insurance commissions	$31,188,567	$22,439,299
Interest income (net)	1,877,018	823,106
Facilitator fees	2,727,989	1,879,410
Gain (loss) on sale of businesses	401,546	(627)
Buyer assistance plan fees	6,475,004	4,239,602
Gain on sale of notes receivable	1,948,396	1,413,632
Gain (loss) on extinguishment of debt	24,083	5,000
Insurance premiums earned	268,347	—
Policy fee income	877,880	208,020
Other income	108,547	36,684

Total Operating Income	45,897,377	31,044,126

Operating Expenses
Commissions expense	22,687,544	16,695,986
Payroll expense	8,927,174	5,236,834
Depreciation and amortization	1,091,647	606,304
Insurance loss and loss expense incurred	30,000	—
Other operating expenses	6,237,962	4,412,271
Bond interest expense	333,773	328,993

Total Operating Expenses	39,308,100	27,280,388

Income from Operations	6,589,277	3,763,738

Other Expenses
Interest expense	923,601	209,299

Total Other Expenses	923,601	209,299

Income Before Income Taxes	5,665,676	3,554,439
Income tax expense	1,857,435	1,208,510

Net Income	$3,808,241	$2,345,929

Net Income per Share:
Basic	.40	.24
Diluted	.37	.22

See accompanying notes to financial statement and independent accountants’ review report.	7

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	Common Stock	Preferred Stock	Treasury Stock	Add’l Paid- In Capital	Retained Earnings	Accum Other Comprehensive Income	Total
Balances, December 31, 2002	$774,973	$2,078,867	$(39,500)	$1,875,333	$(1,868,981)	$219,980	$3,040,672
Dividends paid					(581,304)		(581,304)
Equity conversion	3,819,615			(1,892,761)	(1,956,642)		(29,788)
Equity issuance	44,706	(26,100)	39,500	31,088	(39,500)		49,694
Equity change in par value*	(4,592,901)			4,592,901			—
Comprehensive income:
Interest-only strip receivable, fair market value						19,171	19,171
Net income					2,345,929		2,345,929

Total comprehensive income							2,365,100

Balances, June 30, 2003	$46,393	$2,052,767	$—	$4,606,561	$(2,100,498)	$239,151	$4,844,374

Balances, December 31, 2003	$4,667,424	$2,020,267	$—	$29,442	$(1,304,405)	$366,268	$5,778,996
Dividends paid					(1,967,421)		(1,967,421)
Equity issuance	13,475			39,944			53,419
Equity change in par value	(4,634,090)			4,634,090			—
Equity stock split	46,809			(46,809)			—
Comprehensive income:
Interest-only strip receivable, fair market value, net of tax amount						139,486	139,486
Net income					3,808,241		3,808,241

Total comprehensive income							3,947,727

Balances, June 30, 2004	$93,618	$2,020,267	$—	$4,656,667	$536,415	$505,754	$7,812,721

*	The par value of common stock was changed from $1 per share to $.01 per share in the 2nd quarter of 2004. This entry is shown as if the transaction occurred in the 2nd quarter of 2003 for comparative purposes. The reclassification does not affect total equity.

See accompanying notes to financial statement and independent accountants’ review report.	8

Brooke Corporation

Consolidated Statements of Cash Flows

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

	2004	2003
Cash flows from operating activities:
Net income	$3,808,241	$2,345,929
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	241,929	205,547
Amortization	849,718	400,757
(Gain) loss on sale of inventory	(401,546)	627
Deferred income tax expense	—	159,637
(Gain) loss on sale of notes receivable	(1,948,396)	(1,413,632)
(Increase) decrease in assets:
Accounts and notes receivables	(11,536,764)	(4,046,813)
Other receivables	9,249	1,179,652
Prepaid expenses and other assets	38,222	(885,570)
Increase (decrease) in liabilities:
Accounts and expenses payable	1,685,578	(914,054)
Other liabilities	5,438,634	1,973,527

Net cash used in operating activities	(1,815,135)	(994,393)

Cash flows from investing activities:
Cash payments for securities	(4,882,256)	(2,474,798)
Cash payments for property and equipment	(384,981)	(284,289)
Purchase of subsidiary and agency assets	(6,277,085)	—
Purchase of business inventory	(5,830,936)	(5,909,143)
Proceeds from sales of business inventory	10,222,332	9,630,669

Net cash provided by (used in) investing activities	(7,152,926)	962,439

Cash flows from financing activities:
Dividends paid	(1,967,421)	(581,304)
Cash proceeds from bond/debenture issuance	—	1,304,000
Cash proceeds from common stock issuance	53,419	—
Loan proceeds on long-term debt	11,111,167	—
Payments on bond maturities	(35,000)	(365,000)
Payments on short-term borrowing	(564,582)	(128,406)
Payments on long-term debt	(467,175)	(2,041,701)

Net cash provided by (used in) financing activities	8,130,408	(1,812,411)

Net decrease in cash and cash equivalents	(837,653)	(1,844,365)
Cash and cash equivalents, beginning of period	13,740,543	7,210,318

Cash and cash equivalents, end of period	$12,902,890	$5,365,953

See accompanying notes to financial statements and independent accountants’ review report.	9

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

1. Summary of Significant Accounting Policies

(a) Organization

Brooke Corporation (the “Company”) was incorporated under the laws of the State of Kansas on January 17, 1986. The Company has been listed on the American Stock Exchange under the symbol “BXX” since May 29, 2003. The Company’s registered office is located in Overland Park, Kansas. On June 30, 2004, Brooke Holdings, Inc. owned 64.46% of the Company’s common stock. The Company’s business operations include recruiting franchisees and consulting with franchisees through its franchise subsidiary, lending to franchisees through its finance company subsidiary and brokering insurance through its brokerage subsidiary. The Company owns directly, or indirectly through another subsidiary, 100% of the stock of all subsidiaries.

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

Brooke Corporation	10

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

The DB Group, LTD was incorporated for the purpose of underwriting, as a reinsurer, a small portion of the insurance written by CJD & Associates, LLC. There were no premiums written by this subsidiary in 2003 or during the period ending June 30, 2004.

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

Securitization Subsidiaries:

Brooke Agency Services Company LLC, Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC and Brooke Securitization Company 2004A, LLC were organized in Delaware as bankruptcy-remote special purpose entities as part of the process of securitizing Brooke Credit Corporation’s loan portfolio. To the extent required by the securitization process, separate financial statements are prepared for each securitization subsidiary.

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

Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, and Brooke Securitization Company 2004A, LLC are the purchasers of Brooke Credit Corporation loans pursuant to a true sale and the issuer of certain floating rate asset backed notes issued pursuant to various agreements. The financial information of these subsidiaries is not consolidated with the Company’s financial information.

Other Subsidiaries:

Subsidiaries have been established for contractual operations but any revenues generated by these subsidiaries are assigned to one of the operating subsidiaries for performance of any associated obligations. These subsidiaries include Brooke Life and Health, Inc., The American Heritage, Inc., Texas All Risk General Agency, Inc., All Risk General Agency, Inc., All Drivers, Inc., Marshall’s Auto Insurance Agency, Inc., Old Bank Building Insurance Agency, Inc., A Plus Insurance Agency, Inc. and First Brooke Insurance and Financial Services, Inc.

Brooke Corporation	11

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

The following are significant estimates made by management: accrued commission refund obligations, reimbursement from agents for commission refund obligations, accrued producer payable expense, useful lives of assets, Buyers Assistance Program unearned, insurance claim losses, loss expense, and earned percentages, the fair value assumptions utilized for interest-only strip receivables, Buyers Assistance Program net cash flow expenditures associated with commission performance, amortization, and pro-ration of payroll and operating expenses associated with the origination of loans. It is at least reasonably possible these estimates will change in the near term.

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

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $882,137 and $433,325 as of June 30, 2004 and 2003, respectively.

Through its brokerage subsidiary, CJD & Associates, L.L.C., the Company receives fees for the placement and issuance of policies that are in addition to, and separate from, any sales commissions paid by insurance companies. These policy fees are not refundable and the Company has no continuing obligation.

The Company recognizes interest income when earned.

Brooke Corporation	12

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

1. Summary of Significant Accounting Policies (cont.)

(e) Revenue Recognition (cont.)

Loan participation represents the transfer of notes receivable to participating lenders. When the transfer meets the criteria to be accounted for as a true sale, established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the gain on sale of a note receivable is recognized when the note is sold to participating lenders and other investors. When the Company sells participations in notes receivables to investors, it retains servicing rights and interest income which are retained interests in the loan participations. Gains or losses on sales of notes receivable depends, in part, on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

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

(g) Excess of Cost Over Fair Value of Net Assets

Included in other assets are unamortized costs of purchased subsidiaries (Brooke Life and Health, Inc., The American Agency, Inc., CJD & Associates, L.L.C., TAR Holding Company, Inc., Texas All Risk General Agency, Inc., All Drivers, Inc., Marshall’s Auto Insurance, Inc., Old Bank Building Insurance Agency, Inc, and A Plus Insurance Agency, Inc. ) in excess of the fair value of underlying net tangible assets acquired. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization was $244,173 and $110,560 for the periods ended June 30, 2004 and 2003, respectively.

Brooke Corporation	13

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

1. Summary of Significant Accounting Policies (cont.)

On July 1, 2002, the Company acquired 100% of the outstanding shares of CJD & Associates, L.L.C. and $1,416,779 of the initial purchase price was allocated to Excess Cost of Purchased Subsidiary. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with paragraph 80 of APB 16, “Business Combinations,” any such payments for an increased purchase price shall be recorded as Excess Cost of Purchased Subsidiary when made. Additional payments of the purchase price have been made in the amount of $641,180 since the initial purchase.

On November 30, 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and TAR Holding Company, Inc. which collectively own 100% of the outstanding shares All Risk General Agency, Inc. $1,000,000 of the initial purchase price was allocated to Excess Cost of Purchased Subsidiary. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with paragraph 80 of APB 16, “Business Combinations,” any such payments for an increased purchase price shall be recorded as Excess Cost of Purchased Subsidiary when made. Additional payments of the purchase price have been made in the amount of $387,398 since the initial purchase.

On March 31, 2004, the Company acquired 100% of the outstanding shares of All Drivers, Inc. The purchase price of $1,345,000 was allocated to Excess Cost of Purchased Subsidiary. The seller is not entitled to any additional increases in purchase price.

On May 27, 2004, the Company acquired 100% of the outstanding shares of Marshall’s Auto Insurance, Inc., Old Bank Building Insurance Agency, Inc. and A Plus Insurance Agency, Inc. The purchase price of $859,313 was allocated to Excess Cost of Purchased Subsidiary. The sellers are not entitled to any additional increases in purchase price.

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

(i) Investment in Businesses

The amount of assets included in the “Investment in Businesses” category is the total of purchase prices paid, or market prices if lower, for business assets that Brooke Franchise Corporation acquires to hold in inventory for sale to its franchisees. These assets are carried at the lower of cost or market because they are available for sale and not held for investment. The number of businesses purchased for this purpose for the period ending June 30, 2004 and 2003 was 22 and 28, respectively. Correspondingly, the number of businesses sold from inventory for the period ending June 30, 2004 and 2003 was 22 and 28, respectively. At June 30, 2004, the “Investment in Businesses” inventory consisted of a Colorado agency at a fair market value of $366,983.

(j) Gain or Loss on Sale of Businesses

“Investment in Businesses” gains or losses are the difference between the sales price and the book value of the business, which is carried at the lower of cost or fair value. Businesses are typically sold in the same units as purchased. However, in instances where a part, or segment, of a business unit is sold, then management estimates the fair value of the segment of the business unit being sold and the difference between the sales price and the resulting fair value estimation is the amount of the gain or loss. Any such fair value estimation is evaluated for reasonableness by comparing the market value estimation of the segment to the book value for the entire business unit. Fair value estimations are based on comparable sales information that takes into consideration business characteristics such as customer type, customer account size, supplier size and billing methods.

Brooke Corporation	14

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

(l) Deferred Charges

Deferred charges relate to costs associated with the public offering of bonds. Selling expenses, auditor fees, legal costs and filing charges associated with the Company’s public offering totaled $1,070,043 and have been offset against stock proceeds. Similar costs associated with the Company’s public offering of bonds totaled $614,658 and are classified as prepaid expenses that are amortized over a period ending at bond maturity. Net of amortization, the balance of all such prepaid expenses as of June 30, 2004 was $223,617.

Brooke Corporation	15

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

1. Summary of Significant Accounting Policies (cont.)

(m) Equity Rights and Privileges

All of the Company’s outstanding shares of the 9% cumulative convertible preferred stock were converted into 10,296 (20,592 split adjusted) shares of common stock during the quarter ended December 31, 2003.

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

In April 2004, the Board of Directors, upon shareholder approval, reduced the par value of the common stock from $1.00 to $.01 per share. In addition, the number of authorized common shares increased from 9,500,000 to 99,500,000.

The common stockholders shall possess all rights and privileges afforded to capital stock by law, subject to holders of convertible preferred stock.

(n) Per Share Data

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the period ended June 30, 2004 and 2003 were $97,120 and $99,045, respectively. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding.

The prior year comparative earnings per share calculation has been adjusted to reflect the 2 for 1 stock split in 2004. The number of shares outstanding was not changed.

		June 30, 2004		June 30, 2003
Basic Earnings Per Share
Net Income		$3,808,241		$2,345,929
Less: Preferred Stock Dividends		(97,120)		(99,045)

Income Available to Common Stockholders		3,711,121		2,246,884
Average Common Stock Shares	9,361,798		4,616,999
Less: Treasury Stock Shares	(0)	9,361,798	(0)	4,616,999

Basic Earnings Per Share		$.40		$.24

Brooke Corporation	16

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

1. Summary of Significant Accounting Policies (cont.)

(n) Per Share Data (cont.)

		June 30, 2004		June 30, 2003
Diluted Earnings Per Share
Net Income		$3,808,241		$2,345,929
Less: Preferred Stock Dividends on Non-Convertible Shares		(97,120)		(99,045)

Income Available to Common Stockholders		3,711,121		2,246,884
Average Common Stock Shares	9,361,798		4,616,999
Less: Treasury Stock Shares	(0)		(0)
Plus: Allowance for shares converted during 2002	—		33,852
Plus: Assumed Conversion of Convertible Preferred Shares in 2003	—		208,452
Plus: Assumed Exercise of 595,070 Stock Options in 2004	595,070	9,956,868	226,440	5,085,743

Diluted Earnings Per Share		$.37		$.22

(o) Buyer Assistance Plan

Through its subsidiary The American Heritage, Inc., the Company offers a consulting and cash flow assistance program (Buyer Assistance Plan or “BAP”) to provide assistance to franchisee buyers during the first months of ownership. Although most of the BAP services provided by the Company are performed in the first month of ownership, some of the BAP services are performed later and a portion of BAP fees are therefore deferred until the cost of providing the service is incurred. Unearned buyer assistance plan and other related fees were $445,660 and $1,174,042 at June 30, 2004 and 2003, respectively.

Net cash flow assistance related to commission performance is recognized as an expense at the end of the BAP period, because of the uncertain timing of commission payments during ownership transition. Although not determinable until the end of the BAP period, the amount of the Company’s net cash flow assistance expenditures associated with commission performance becomes more certain as the BAP period progresses. As such, if the amount of cumulative net cash flow assistance provided by the Company exceeds the actual commissions, then an allowance for any such excess amount is immediately charged to expense and the amount recognized as expense at the end of the BAP period adjusted accordingly. If necessary, as the BAP period nears expiration, the Company increases the allowance from that calculated above to the amount of estimated loss. The Company has estimated this allowance for the periods ended June 30, 2004 and 2003 to be $0 and $17,811, respectively.

(p) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries except for Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC and Brooke Securitization Company 2004A, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation of the financial statements.

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

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

(s) Advertising

The Company expenses the costs of advertising as they are incurred. Total advertising expense for the period ending June 30, 2004 and 2003 was $1,615,729 and $936,139, respectively.

(t) Restricted Cash

Cash payments are made monthly to First National Bank of Phillipsburg as trustee for the Industrial Revenue Bonds. These funds are held by the trustee for payment of semi-annual interest and principal payments to bond holders on January 1st and July 1st. The amount of cash held at First National Bank of Phillipsburg was $60,592 at June 30, 2004.

The Company holds insurance commissions for the special purpose entity Brooke Acceptance Company LLC for the purpose of making future loan payments and the use of these funds is restricted. The amount of commissions held at June 30, 2004 was $183,616.

(u) Agency Assets

Included in other assets are unamortized costs of agency assets. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization expense was $159,248 and $13,599 for the period ended June 30, 2004 and 2003, respectively.

On August 1, 2002, the Company acquired insurance agency assets operating under the trade-name of Bornstein Financial Group for an initial purchase price of $200,000. On August 8, 2003, an additional payment of $100,000 was made and the purchase price increased to $300,000. The seller is not entitled to any additional increases in purchase price based future revenues. In accordance with paragraph 80 of APB 16, “Business Combinations,” this additional payment was recorded as an Agency Asset. The balance of this agency asset is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method.

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

On January 30, 2004, the Company acquired insurance agency assets from Total Budget Insurance Services, Inc. for a purchase price of $1,576,828. The seller is not entitled to any additional increases in purchase price. The balance of this agency asset is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method.

Brooke Corporation	18

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

On June 26, 2004, the Company acquired insurance agency assets from Pacific Coast Insurance Group for a purchase price of $2,860,000. The sellers are not entitled to any additional increases in purchase price. The balance of this agency asset is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method.

(v) Securities

Included in Securities are investments in loan securitizations which represents the transfer of notes receivable by sale, to a bankruptcy-remote special purpose entity that issues asset backed notes to accredited investors. Based on management’s experience the carrying value of $17,900,917 for the marketable security approximates the fair value.

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

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

2. Notes Receivable

At June 30, 2004 and 2003, accounts and notes receivable consist of the following:

	06/30/2004	06/30/2003
Business loans	$122,130,241	$79,863,689
Less: Business loan participations	(110,446,951)	(73,683,288)
Commercial real estate loans	15,267,417	1,853,551
Less: Real estate loan participations	(11,082,141)	(1,826,552)
Consumer loans	0	4,186
Loans with subsidiaries	16,425,198	48,721
Less: Subsidiaries loan participations	(16,425,198)	(48,721)
Plus: Loan participations not classified as a true sale	3,538,716	0

Total notes receivable, net	19,407,282	6,211,586
Interest earned not collected on notes *	898,333	548,388
Customer receivables	7,235,971	6,523,384

Total accounts and notes receivable, net	$27,541,586	$13,283,358

*	The Company has a corresponding liability for interest payable to participating lenders in the amounts of $181,381 and $127,961 at June 30, 2004 and 2003, respectively.

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

The transfers that do not meet the criteria established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as secured borrowings. At June 30, 2004, these secured borrowings are recorded as notes receivable of $3,538,716. The corresponding liability is designated as payable under participation agreements of $3,538,716 on the financial statements. At June 30, 2003, there were no transfers of notes receivable classified as secured borrowings.

Of the loan participations, at June 30, 2004 and 2003, $134,415,574 and $75,558,561, respectively, were accounted for as sales because the transfers meet the criteria established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The transferred assets (i.e. notes receivable) are isolated from the Company. The participating companies obtain the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivables. In addition, the Company does not maintain control over the transferred assets and the transfer agreements do not entitle the Company or obligate the Company to repurchase or redeem the notes receivable before their maturity. Based on management’s experience the carrying value for notes receivable approximates the fair value.

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

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

2. Notes Receivable (cont.)

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

On April 23, 2003, Brooke Credit Corporation sold $15,824,798 of loans to special purpose entity Brooke Acceptance Company LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold to Brooke Acceptance Company LLC, $13,350,000 of asset backed securities were issued to accredited investors by Brooke Acceptance Company LLC. Brooke Credit Corporation received servicing income of $2,979 from the primary servicer for the period ended June 30, 2004. The remaining loans sold and the interest receivable retained are recorded on the Company’s books as a security available for sale in the amount of $3,592,950.

On November 14, 2003, Brooke Credit Corporation sold $23,526,218 of loans to special purpose entity Brooke Captive Credit Company 2003, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold to Brooke Captive Credit Company 2003 LLC, $18,500,000 of asset backed securities were issued to accredited investors by Brooke Captive Credit Company 2003 LLC. Brooke Credit Corporation received servicing income of $4,362 from the primary servicer for the period ending June 30, 2004. The remaining loans sold and the interest receivables retained are recorded on the Company’s books as a security available for sale in the amount of $6,743,554.

On June 28, 2004, Brooke Credit Corporation sold $24,832,256 of loans to special purpose entity Brooke Securitization Company 2004A, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold to Brooke Securitization Company 2004A, LLC, $20,000,000 of asset backed securities were issued to accredited investors by Brooke Securitization Company 2004A, LLC. The remaining loans sold and the interest receivables retained are recorded on the Company’s books as a security available for sale in the amount of $7,343,172.

Loan securitizations represent the transfer of notes receivable, by sale, to a bankruptcy-remote special purpose entity that issues asset backed notes to accredited investors. In accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” these transfers are accounted for as sales. The transferred assets (i.e. notes receivable) are isolated from the Company. The special purpose entity obtains the right, free of conditions that constrain it from taking advantage of that right, to pledge the notes receivables. In addition, the Company does not maintain control over the transferred assets and, except in the event of an uncured breach of warranty, the transfer agreements do not entitle the Company or obligate the Company to repurchase or redeem the notes receivable before their maturity. Based on management’s experience the carrying value for notes receivable approximates the fair value.

On June 30, 2004, the Company had loan participation balances of $134,415,574 (296 loan participations certificates including loans sold to the securitization) for which servicing rights and interest receivable were retained. Corresponding pre-tax gains of $1,948,396 were recorded for the period ended June 30, 2004. On June 30, 2003, the Company had loan participation balances of $75,558,561 (483 loan participation certificates) for which servicing rights and interest receivable were retained. Corresponding pre-tax gains of $1,413,632 were recorded for the period ended June 30, 2003. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income. Additionally, impairment of the servicing asset is subsequently evaluated and measured. Subsequent to the initial recording at fair value, interest only receivables are measured as debt securities classified as available for sale.

Brooke Corporation	21

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

2. Notes Receivable (cont.)

Of the business and real estate loans at June 30, 2004 and 2003, $8,116,816 and $24,063,793, respectively, were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. Brooke Credit Corporation is not obligated, under any circumstances, to repurchase any loans sold to participating lenders prior to maturity or final resolution. All such recourse loans: a) have no balances more than 60 days past due; b) have adequate collateral; c) and are not in default. The expense provision associated with the Company’s recourse obligation is based on the estimated fair value of the obligation.

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

The fair value of the interest-only strip receivable is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following table. The fair value of the interest-only strip receivable is reduced by the amount of estimated credit losses, which are calculated using the estimated credit loss percentage noted in the following table. On June 30, 2004 and 2003, the fair value of the interest-only strip receivable recorded by the Company was $2,689,601 and $2,411,050, respectively. The Company has classified the interest-only receivable asset as available for sale.

The value of the “Servicing Asset” is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the following table. On June 30, 2004 and 2003, the value of the servicing asset recorded by the Company was $1,786,413 and $1,225,309, respectively.

The value of the “Servicing Liability” is calculated by estimating the net present value of net servicing expense on loans sold using the discount rate and prepayment speeds noted in the following table. On June 30, 2004 and 2003, the value of the servicing liability recorded by the Company was $42,366 and $49,332, respectively.

Brooke Corporation	22

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

2. Notes Receivable (cont.)

At June 30, 2004, key economic assumptions used in measuring the retained interests and recourse obligations at the date of loan participation sales completed were as follows (rates per annum):

	Agency Loans (Adjustable Rate Stratum)*	Agency Loans (Fixed-Rate Stratum)
Prepayment speed	10%	8%
Weighted average life (months)	111.23	73.32
Expected credit losses	.5%	.21%
Discount rate	8.5%	8.5%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans, the rate is adjusted annually on December 31st.

At June 30, 2004, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed Rate Stratum)
Prepayment speed assumption (annual rate)	10%	8%
Impact on fair value of 10% adverse change	(170,732)	(1,429)
Impact on fair value of 20% adverse change	(332,703)	(2,826)
Expected credit losses (annual rate)	.5%	.21%
Impact on fair value of 10% adverse change	(8,568)	(1,670)
Impact on fair value of 20% adverse change	(17,138)	(3,341)
Discount rate (annual)	8.5%	8.5%
Impact on fair value of 10% adverse change	(231,734)	(3,239)
Impact on fair value of 20% adverse change	(453,208)	(6,403)

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

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interests in loans sold to participating lenders totaling $134,415,574 and excludes unsold loans totaling $12,329,850 and secured borrowings of $3,538,716. The above adverse changes for expected credit losses are calculated on the Company’s retained interests in loans sold with recourse to participating lenders totaling $8,116,816 and excludes unsold, non-recourse, and secured borrowing loans totaling $145,706,040.

Brooke Corporation	23

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

2. Notes Receivable (cont.)

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Retained Servicing Interest

	Adj Rate Stratum		Fixed Rate Stratum
	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$3,467,798	$3,359,355	$209,115	$207,371
Servicing expense	(595,488)	(572,985)	(195,757)	(192,942)
Discount of estimated cash flows at 8.5% rate	(1,145,436)	(1,109,196)	(5,219)	(5,325)
Carrying value of retained interests after effect of increases	1,726,874	1,677,174	8,139	9,104
Carrying value of retained interests before effect of increases	1,779,257	1,779,257	7,156	7,156
Decrease of carrying value due to increase in prepayments	(52,383)	(102,083)	0	0

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Strip Receivable, including amount carried in securities)

	Adj Rate Stratum		Fixed Rate Stratum
	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$8,702,566	$8,532,340	$270,482	$268,231
Estimated credit losses on recourse loans	(106,472)	(103,299)	(19,217)	(18,941)
Discount of estimated cash flows at 8.5% rate	(1,974,625)	(1,919,843)	(39,580)	(39,002)
Carrying value of retained interests after effect of increases	6,621,469	6,509,198	211,685	210,288
Carrying value of retained interests before effect of increases	6,739,818	6,739,818	213,114	213,114
Decrease of carrying value due to increase in prepayments	(118,349)	(230,620)	(1,429)	(2,826)

Brooke Corporation	24

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

2. Notes Receivable (cont.)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Strip Receivable, including amount carried in securities)

	Adj Rate Stratum		Fixed Rate Stratum
	10% Credit Loss Increase	20% Credit Loss Increase	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$8,882,779	$8,882,779	$272,785	$272,785
Estimated credit losses on recourse loans	(120,785)	(131,766)	(21,449)	(23,399)
Discount of estimated cash flows at 8.5% rate	(2,030,744)	(2,028,333)	(39,892)	(39,613)
Carrying value of retained interests after effect of increases	6,731,250	6,722,680	211,444	209,773
Carrying value of retained interests before effect of increases	6,739,818	6,739,818	213,114	213,114
Decrease of carrying value due to increase in credit losses	(8,568)	(17,138)	(1,670)	(3,341)

Effect of Increases in Assumed Discount Rate on Retained Servicing Interest

	Adj Rate Stratum		Fixed Rate Stratum
	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$3,582,856	$3,582,856	$210,900	$210,900
Servicing expense	(619,425)	(619,425)	(198,633)	(198,633)
Discount of estimated cash flows	(1,243,193)	(1,299,548)	(5,229)	(5,344)
Carrying value of retained interests after effect of increases	1,720,238	1,663,883	7,038	6,923
Carrying value of retained interests before effect of increases	1,779,257	1,779,257	7,156	7,156
Decrease of carrying value due to increase in discount rate	(59,019)	(115,374)	(118)	(233)

Brooke Corporation	25

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

2. Notes Receivable (cont.)

Effect of Increases in Assumed Discount Rate on Retained Interest (Strip Receivable, including amount carried in securities)

	Adj Rate Stratum		Fixed Rate Stratum
	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$8,882,779	$8,882,779	$272,785	$272,785
Estimated credit losses on recourse loans	(109,803)	(109,803)	(19,499)	(19,499)
Discount of estimated cash flows	(2,205,873)	(2,370,992)	(43,293)	(46,342)
Carrying value of retained interests after effect of increases	6,567,103	6,401,984	209,993	206,944
Carrying value of retained interests before effect of increases	6,739,818	6,739,818	213,114	213,114
Decrease of carrying value due to increase in credit losses	(172,715)	(337,834)	(3,121)	(6,170)

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

	Agency Recourse Loans Sold in
	2004	2003	2002
Actual & Projected Credit Losses (%) as of:
June 30, 2004	0	0	0
December 31, 2003		0	0
December 31, 2002			0

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse as of and for the period ended June 30, 2004:

	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses***
	2004	2003	2004	2003	2004	2003
Type of Loan
Participations Sold with Recourse	$8,116,816	$24,063,793	$0	$0	$0	$0
Portfolio Loans	19,407,282	6,211,586	0	0	0	0

Total Loans Managed**	$27,524,098	$30,275,379	$0	$0	$0	$0

*	Loans 60 days or more past due are based on end of period total loans.
**	Owned and participated loans in which the Company has a risk of loss.
***	Net credit losses are charge-offs and are based on total loans outstanding.

Brooke Corporation	26

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

3. Property and Equipment

A summary of property and equipment and depreciation is as follows:

	June 30, 2004	June 30, 2003
Furniture and fixtures	$1,391,913	$551,128
Office and computer equipment	1,520,677	1,856,107
Automobiles and airplanes	1,439,005	890,202
Building	1,219,717	1,174,266

	5,571,312	4,471,703
Less: Accumulated depreciation	(1,939,304)	(2,060,499)

Property and equipment, net	$3,632,008	$2,411,204

Depreciation expense	$241,929	$205,547

4. Bank Loans, Notes Payable, and Other Long-Term Obligations

	2004	2003
Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 5.75%. Interest rates on these notes range from 4.00% to 8.00% and maturities range from February 2004 to January 2013.	$15,550,564	$7,474,357
Line of credit note payable. Maximum line of credit available of $2,000,000. Collateralized by notes receivable. Line of credit due September 2004, Interest rate is 4.5% with interest and principal due monthly.	2,000,000	—
Company debt with banks. These notes are payable to banks and collateralized by various assets of the company. Interest rates on these notes range from 5.5% to 11.75%. Maturities range from February 2004 to September 2015.	26,167,552	489,608
Company automobile notes payable. The company uses Chrysler Credit Corporation to finance the company fleet. These loans are collateralized by the automobiles financed. The interest rates range from 6.75% to 7.65%. Maturities range from June 2004 to December 2006.	184,878	213,761

Total bank loans and notes payable	43,902,994	8,177,726
Bonds and debentures payable and capital lease obligation (See Notes 5 and 6)	8,129,000	8,194,000

Total bank loans, notes payable and other long-term obligations	52,031,994	16,371,726
Less: Current maturities and short-term debt	(13,339,278)	(4,268,300)

Total long-term debt	$38,692,716	$12,103,426

Brooke Corporation	27

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

Interest incurred on bank loans, notes payable and other long-term obligations for the period ended June 30, 2004 and 2003 is $1,257,374 and $538,292, respectively. Short-term debt represents the non-cash investing transactions utilized to purchase business assets.

Bank loans, notes payable and other long-term obligations mature as follows:

Twelve Months Ending June 30	Bank Loans & Notes Payable	Capital Lease	Bonds & Debentures Payable	Total
2005	$12,564,278	$70,000	$705,000	$13,339,278
2006	7,978,758	70,000	1,069,000	9,117,758
2007	5,839,498	70,000	4,315,000	10,224,498
2008	3,661,910	70,000	1,340,000	5,071,910
2009	3,668,174	70,000	—	3,738,174
Thereafter	10,190,376	350,000	—	10,540,376

	$43,902,994	$700,000	$7,429,000	$52,031,994

Brooke Corporation	28

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

5. Long-Term Debt, Bonds Payable

Brooke Credit Corporation offered secured bonds (series 2000F) for sale to the public in $5,000 denominations. These bonds issued in registered form with interest payable semi-annually on January 1st and July 1st of each year. Holders of series 2000F bonds representing $4,315,000 in principal value elected to modify the terms of their bonds by extending the maturity date to July 1, 2006 and permitting the bonds to be called by Brooke Credit Corporation during the period from the original maturity date to the extended maturity date. Holders of series 2000F bonds representing the remaining $705,000 in principal value elected not to modify the terms of their bonds. The unmodified bonds are not callable by Brooke Credit Corporation and are not redeemable by the bondholder until maturity. Brooke Credit Corporation covenants not to incur debt or obligations superior to its obligations to bondholders.

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

At June 30, 2004 and 2003, the bonds and debentures payable consist of:

Series	Rate	Maturity	2004 Principal Value	2003 Principal Value
2000F Bonds	9.125%	Jul 1, 2004	705,000	5,020,000
2000F Bonds	9.125%	Jul 1, 2006	4,315,000	—
Series A Debentures	8.000%	Dec 1, 2005	1,069,000	1,069,000
Series B Debentures	9.250%	Dec 1, 2007	1,340,000	1,340,000

Total			$7,429,000	$7,429,000

Interest payable is $246,492 and $246,492 at June 30, 2004 and 2003, respectively.

Brooke Corporation	29

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

6. Long-Term Debt, Capital Leases

Phillips County, Kansas issued Industrial Revenue Bonds for the purpose of purchasing, renovating, and equipping an office building in Phillipsburg, Kansas for use as a processing center. The total bonds issued were $825,000 with various maturities through 2012. All bond proceeds have been released for payment to various contractors and building construction is complete.

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

Period	Capital Real Estate	Operating Real Estate	Total
2005	$119,306	$841,666	$960,972
2006	119,888	915,609	1,035,497
2007	119,800	865,110	984,910
2008	119,350	751,987	871,337
2009	118,169	444,633	562,802
2010	116,587	204,000	320,587
2011 and thereafter	225,613	85,000	310,613

Total minimum lease payments	938,713	$4,108,005	$5,046,718

Less amount representing interest	(238,713)

		2003
Total obligations under capital leases	700,000	$765,000
Less current maturities of obligations under capital leases	(70,000)	(65,000)

Obligations under capital leases payable after one year	$630,000	$700,000

Brooke Corporation	30

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

7. Income Taxes

The elements of income tax expense are as follows:

	June 30, 2004	June 30, 2003
Current	$1,857,435	$1,048,873
Deferred	—	159,637

	$1,857,435	$1,208,510

During 2003, the deferred tax asset decreased to zero as the result of using all net operating loss carryforwards available to the Company.

In the period ended June 30, 2004, income of $202,634 was earned in Bermuda and is excluded from the U.S. Federal Tax. Under current Bermuda law, DB Indemnity, LTD and DB Group, LTD are not required to pay any taxes in Bermuda on either income or capital gains. They have received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed they will be exempted from taxation until March 28, 2016.

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	June 30, 2004	June 30, 2003
U.S. federal statutory tax rate	34%	34%
State statutory tax rate	4%	4%
Effect of the utilization of net operating loss carryforwards	(0)%	(3)%
Miscellaneous	(5)%	(1)%

Effective tax rate	33%	34%

Reconciliation of deferred tax asset:

	2004	2003
Beginning balance, January 1	$—	$159,637
Deferred income tax expense	—	(159,637)

Balance, June 30	$—	$—

Reconciliation of deferred tax liability:

	2004	2003
Beginning balance, January 1	$123,199	$—
Accumulated other comprehensive income, unrealized gain on interest only strip receivables	137,341	123,199

Balance, June 30	$260,540	$123,199

Brooke Corporation	31

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

8. Employee Benefit Plans

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for periods ended June 30, 2004 and 2003.

9. Concentration of Credit Risk

The Company maintains cash balances at several banks. On June 30, 2004, the Company had account balances of $8,945,634 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

The Company sells participation loans to several banks. On June 30, 2004, the Company had participation loans sold of $25,755,375 to one financial institution. This represents 19% of participations sold at June 30, 2004 excluding loans sold for securitization.

10. Segment and Related Information

The Company’s three reportable segments as of and for the period ended June 30, 2004 and 2003 consisted of its Franchise Services Business, Insurance Brokerage Business and its Facilitator Services Business.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the periods ended June 30, 2004 and 2003:

2004	Franchise Services Business	Insurance Brokerage Business	Facilitator Services Business	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$27,046,296	$4,142,271	$—	$—	$31,188,567
Policy fee income	—	877,880	—	—	877,880
Insurance premiums earned	—	268,347	—	—	268,347
Interest income	21,621	—	2,353,768	(498,371)	1,877,018
Gain on sale of notes receivable	—	—	1,948,396	—	1,948,396
Facilitator income	—	—	2,727,989	—	2,727,989
Buyers assistance plan fees	—	—	6,475,004	—	6,475,004
Gain on sale of businesses	—	—	401,546	—	401,546
Gain on extinguishment of debt	—	—	24,083	—	24,083
Interest expense	856,487	67,114	333,773	—	1,257,374
Commissions expense	21,263,318	1,424,226	—	—	22,687,544
Insurance loss and loss expense incurred		30,000	—	—	30,000
Depreciation and amortization	647,478	91,929	352,240	—	1,091,647
Segment assets	27,640,321	8,368,632	55,925,609	(8,865,852)	83,068,710
Expenditures for segment assets	384,366	615	—	—	384,981

Brooke Corporation	32

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

10. Segment and Related Information (cont.)

2003	Franchise Services Business	Insurance Brokerage Business	Facilitator Services Business	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$19,634,048	$2,805,251	$—	$—	$22,439,299
Policy fee income	—	208,020	—	—	208,020
Interest income	—	29,638	1,097,443	(303,975)	823,106
Gain on sale of notes receivable	—	—	1,413,632	—	1,413,632
Facilitator income	—	—	1,879,410	—	1,879,410
Buyers assistance plan fees	—	—	4,239,602	—	4,239,602
Loss on sale of businesses	—	—	(627)	—	(627)
Gain on extinguishment of debt	—	—	5,000	—	5,000
Interest expense	209,299	—	328,993	—	538,292
Commissions expense	15,574,186	1,121,800	—	—	16,695,986
Depreciation and amortization	320,911	24,675	260,718	—	606,304
Segment assets	14,461,144	3,989,094	22,955,651	(7,490,000)	33,915,889
Expenditures for segment assets	284,289	—	—	—	284,289

Profit (Loss)	June 30, 2004	June 30, 2003
Insurance Franchise profit	$4,300,634	$3,529,652
Insurance Brokerage profit	3,675,229	1,896,434
Facilitator Services profit	12,746,402	7,740,774

Total segment profit	20,722,265	13,166,860
Unallocated amounts:
Other income	108,547	36,684
Other corporate expenses	(15,165,136)	(9,649,105)

Income before income taxes	$5,665,676	$3,554,439

Brooke Corporation	33

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

11. Related Party Information

On May 15, 2000, Robert Orr, CEO of Brooke Corporation, Leland Orr, CFO of Brooke Corporation, Michael Hess, President of CJD & Associates, LLC, and Shawn Lowry, President of Brooke Franchise Corporation, each personally guaranteed repayment of a Brooke Credit Corporation loan to Austin Agency, Inc., Brownsville, Texas and each received 6.25% of the outstanding stock of Austin Agency, Inc. as consideration. On June 30, 2004, the Company’s total loss exposure related to this loan was zero because the entire loan balance of $877,868 was sold without recourse to unaffiliated lenders.

Robert D. Orr, Leland G. Orr and Michael Hess own 100% of the voting stock of GI Agency, Inc. Although GI Agency was a franchise agent for the Company in previous years, it is not currently a franchise agent and its business operations do not include insurance sales. On June 30, 2004, the Company’s total loss exposure related to loans made by Brooke Credit Corporation to GI Agency was $555,459 as $1,819,739 of the $2,375,198 outstanding principal loan balances were sold without recourse to unaffiliated lenders.

Robert D. Orr, Leland G. Orr, and Michael Hess own controlling interest in Brooke Holdings, Inc. which owned 64.46% of the Company’s common stock at June 30, 2004.

Shawn Lowry and Michael Lowry, President of Brooke Credit Corporation, are the co-members of First Financial Group, L.C. Kyle Garst, an officer of Brooke Corporation, is the sole manager and sole member of American Financial Group, L.C. On June 1, 2001, First Financial Group, L.C., guaranteed 65% of a Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas and received a 15% profit interest in Palmer, L.L.C. as consideration. The loan was originated on June 1, 2001 and is scheduled to mature on September 1, 2011. As of June 30, 2004, $615,573 of the outstanding loan principal balance of $615,573 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $351,681, which is the recourse obligation by Brooke Credit Corporation on a loan participation balance.

On October 15, 2001 American Financial Group, L.C. and First Financial Group, L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.5% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014. As of June 30, 2004 the entire loan principal balance of $383,734 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $264,017 of the loan participation balances.

Anita Larson, an officer and the general counsel of Brooke Corporation, is married to John Arensberg, a partner in Arensberg Insurance of Overland Park, Kansas. The Company and Arensberg Insurance entered into a franchise agreement on April 1, 1998 pursuant to which Arensberg Insurance participates in the Company’s franchise program. As of June 30, 2004, Brooke Credit Corporation had one loan outstanding to Arensberg Insurance with a principal balance of $585,666, of which the entire balance was sold to unaffiliated lenders. The loan was made on substantially the same terms and conditions as provided to other agents and is scheduled to mature on October 1, 2009. The Company’s exposure to loss totals $129,139, which is the recourse obligation by Brooke Credit Corporation on a loan participation balance.

Anita Lowry is a sister to Robert D. Orr and Leland G. Orr and the mother of Shawn Lowry and Michael Lowry and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. The Company and American Heritage Agency, Inc. entered into a franchise agreement on February 28, 1999 pursuant to which American Heritage Agency, Inc. participates in the Company’s franchise program. As of June 30, 2004, Brooke Credit Corporation had three loans outstanding to American Heritage Agency with total principal balances of $736,036, of which $679,965 were sold to unaffiliated lenders. All such loans were made on substantially the same terms and conditions as provided to other agents and are scheduled to mature on June 15, 2016 and July 15, 2004. The Company’s exposure to loss equals the retained principal balances of $56,071.

Brooke Corporation	34

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

12. Acquisitions and Divestitures

On November 30, 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and TAR Holding Company, Inc. from Jeff Watters and Bruce Hart for an initial purchase price of $1,000,000. All of the initial purchase price has been allocated to Excess Cost of Purchased Subsidiary as disclosed in footnote 1 (g). The sellers are entitled to an increase of the initial purchase price equal to 25% of Texas All Risk’s monthly net revenues during the contingency period of November, 2004 to October, 2008. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 28 of FAS 141, “Business Combinations”, the payment shall be recorded as an asset when made. Additional payments of the purchase price have been made in the amount of $387,398 since the initial purchase. Texas All Risk operates an insurance agency wholesaler under the trade names of Texas All Risk General Agency and All Risk General Agency.

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

On July 1, 2002, the Company acquired 100% of the outstanding shares of CJD & Associates, L.L.C. from Colin and Julie Davidson for an initial purchase price of $2,024,816. A portion of the initial purchase price has been allocated to Excess Cost of Purchased Subsidiary as disclosed in footnote 1 (g). The sellers are entitled to an increase of the initial purchase price equal to 30% CJD & Associates monthly net revenues during the contingency period of September 1, 2003 to September 1, 2007. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 28 of FAS 141, “Business Combinations”, the payment shall be recorded as an asset when made. Additional payments of the purchase price have been made in the amount of $641,180 since the initial purchase. CJD & Associates, L.L.C. operates an insurance agency wholesaler under the trade name of Davidson Babcock.

On March 31, 2004, the Company acquired 100% of the outstanding shares of All Drivers, Inc. from David Lopez for a purchase price of $1,345,000. The purchase price has been allocated to Excess Cost of Purchased Subsidiary as disclosed in footnote 1 (g). The Company operates this acquisition as Brooke Auto Insurance, a property and casualty insurance agency specializing in auto insurance.

On May 27, 2004, the Company acquired 100% of the outstanding shares of Marshall’s Auto Insurance, Inc. and Old Bank Building Insurance Agency, Inc. from Taylor Marshall and 100% of the outstanding shares of A Plus Insurance Agency, Inc. from Taylor Marshall and Colleene O’Ferrell for a purchase price of $859,313. The purchase price has been allocated to Excess Cost of Purchased Subsidiary as disclosed in footnote 1 (g). The Company operates this acquisition as Brooke Auto Insurance, a property and casualty insurance agency specializing in auto insurance.

On January 30, 2004, the Company acquired insurance agency assets from Total Budget Insurance Services, Inc. for a purchase price of $1,675,000. On February 24, 2004, the Company acquired insurance agency assets from Brent and Haeley Mowery for a purchase price of $498,628. On February 27, 2004, the Company acquired insurance agency assets from Budget-1 Insurance Agency, Inc. for a purchase price of $633,000. On March 1, 2004, the Company acquired insurance agency assets from James Ahlin for a purchase price of $844,957. On June 26, 2004, the Company acquired insurance agency assets from Pacific Coast Insurance Group for a purchase price of $2,860,000. The purchase price for these acquisitions have been allocated to Agency Assets as disclosed in footnote (u). The sellers are not entitled to any additional increase in purchase price. The Company operates these acquisitions as Brooke Auto Insurance, property and casualty insurance agencies, specializing in auto insurance.

Brooke Corporation	35

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

13. Stock-Based Compensation

The Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of No. 123, “Accounting for Stock-Based Compensation”:

2004
Net income:
As reported	$3,808,241
Pro forma	3,591,958
Basic earnings per share:
As reported	.40
Pro forma	.37
Diluted earnings per share:
As reported	.37
Pro forma	.35

The fair value of the options granted during 2003 and 2004 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

	2004
Expected term	2	yrs.
Expected stock volatility	30%
Risk-free interest rate	5%
Dividend	1%
Fair value per share	$.59

The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under a shareholder-approved plan. Pursuant to resolutions dated February 18, 2003 and April 22, 2004 the Compensation Committee of the Board of Directors adjusted the number of shares authorized for issuance under the 2001 Compensatory Stock Option Plan pursuant to the anti dilution provisions of the Plan. Accordingly, as of June 30, 2004 the Brooke Corporation 2001 Compensatory Stock Option Plan authorizes the issuance of up to 1,080,000 shares of the Company’s common stock, for use in paying incentive compensation awards in the form of stock options. Unless otherwise required by law, the options are granted at fair value at the date of grant and, except for stock options awarded to selected officers and directors, become partially exercisable immediately. The options expire five to ten years from the date of grant. At June 30, 2004, there were 488,500 additional shares available for granting stock options under the stock plan.

	Shares Under Option	Weighted Average Exercise Price
Outstanding, Jan. 1, 2004	643,440	$2.84
Granted	16,000	—
Exercised	(26,950)	1.86
Relinquished	—	—
Terminated and expired	(37,420)	2.09

Outstanding June 30, 2004	595,070	$3.20

112,870 options to purchase shares were exercisable at June 30, 2004. The following table summarizes information concerning outstanding and exercisable options at June 30, 2004.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.21 – 9.45	595,070	2	$3.20	43,820	$2.11

Brooke Corporation	36

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

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

There are no intangible assets with indefinite useful lives as of June 30, 2004, and June 30, 2003. The intangible assets with definite useful lives have a value of $14,468,908 and $3,421,169 as of June 30, 2004, and June 30, 2003, respectively. Of these assets $1,786,413 and $1,225,309 are recorded as a servicing asset on the balance sheet. The remaining assets are included in “Other Assets” on the balance sheet. Amortization expense was $849,718 and $400,757 for the periods ended June 30, 2004 and 2003, respectively.

15. Supplemental Cash Flow Disclosures

	2004	2003
Supplemental disclosures:
Cash paid for interest	$915,801	$126,845

Cash paid for income tax	$1,500,000	$—

During the period ending June 30, 2004, the statement of cash flows reflect the purchase of businesses into inventory totaling $5,830,936 and the sale of businesses from inventory totaling $10,222,332. Business inventory did not change from the June 30, 2003 to June 30, 2004, however net cash of $4,391,396 was provided by the Company’s business inventory activities because $4,391,396 of the purchase price of business inventory was provided by sellers per table below.

	June 30, 2004	June 30, 2003
Purchase of business inventory	$(5,830,936)	$(5,909,143)
Sale of business inventory	10,222,332	9,630,669

Net cash provided from sale of business inventory	4,391,396	3,721,526
Cash provided by sellers of business inventory	(4,391,396)	(3,685,806)

Decrease in inventory on balance sheet	$—	$35,720

Brooke Corporation	37

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

16. Statutory Requirements

DB Indemnity, LTD is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $120,000, a percentage of outstanding losses or a given fraction of net written premiums. At June 30, 2004 the Company is required to maintain a statutory capital and surplus of $120,000. Actual statutory capital and surplus is $894,866 of which $538,311 is fully paid up share capital and contributed surplus, and accordingly all of the retained earnings is available for payment of dividends to shareholders.

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

At June 30, 2004 DB Indemnity, LTD was required to maintain relevant assets of at least $261,652. At that date relevant assets were approximately $1,243,735 and the minimum liquidity ratio was therefore met.

17. Contingencies

The Company has guaranteed the payment of a promissory note in the amount of $500,000 to Christopher W. Roussos and Karen M. Roussos on behalf of Dixon Family Funerals, Inc. Payment of the promissory note is due at maturity, on February 27, 2005.

18. Subsequent Events

In August 2004, the Company announced a special dividend of $.15 per share. The special dividend will be paid August 30, 2004, to the shareholders of record as of August 16, 2004, with an ex-dividend date of August 12, 2004.

In July 2004, the Company established two special purpose entities, Brooke Credit Funding, LLC, and Brooke Capital Company, LLC. These entities are the anticipated purchasers of Brooke Credit Corporation loans pursuant to a true sale. Brooke Credit Funding, LLC is the anticipated borrower pursuant to a credit and security agreement. Brooke Capital Credit, LLC is the anticipated issuer of certain floating rate asset backed notes issued pursuant to an indenture agreement.

19. Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

Brooke Corporation	38

Brooke Corporation

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Most of the Company’s revenues are from sales commissions paid to one of the Company’s insurance agency subsidiaries by insurance companies for the sale of insurance policies on a retail basis through exclusive franchisees or on a wholesale basis through non-exclusive broker agents. Commission revenues typically represent a percentage of insurance premiums paid by policyholders. Premium amounts and commission percentage rates are established by insurance companies, so the Company has little or no control of the commission amount generated from the sale of a specific insurance policy. The Company primarily relies on the recruitment of additional franchisees and broker agents to increase commission revenue. In 2004 the Company acquired and operates seven insurance agencies that specialize in auto insurance. This type of agency is sometimes more dependent on management and organizational skills that are more characteristic of a larger organization than on personal sales skills that are more characteristic of smaller businesses.

The Company’s finance subsidiary generates most of its revenues from interest margins resulting from the origination of loans to the Company’s franchisees and from gains on the sale of franchisee loans. The finance subsidiary funds its loan portfolio primarily through the sale of loan participation interests to other lenders and the sale of securities, backed by loan assets, to accredited investors. During 2004 the Company sold one issue of asset backed securities and in 2003, the Company sold two issues of asset backed securities.

The Company’s consulting subsidiaries generate most of their revenues from consulting with franchisees during the first months of business ownership and consulting with business sellers on the sale of their insurance agencies, financial services practices and funeral homes.

Brooke Corporation	39

Brooke Corporation

Results of Operation for the Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

The Company incurred a net profit of $1,570,087 or $.16 per share in the second quarter of 2004, compared to a net profit of $754,660 or $.07 per share in the second quarter of 2003. Net profits have increased primarily because an increasing share of the Company’s revenues result from the sale of consulting and lending services which typically have larger profit margins than those generated by the Company’s insurance activities.

Total Company operating revenues were $23,593,595 in the second quarter of 2004 compared to $15,369,035 in the second quarter of 2003. This represents an increase in total operating revenues of approximately 54% from the comparable period in the prior year. The increase in operating revenues for the second quarter of 2004 is primarily attributable to an increase in insurance commissions from continued expansion of the Company’s insurance agency operations. Fees from consulting and other facilitator activities also increased significantly.

Payroll expenses were $4,627,581 in the second quarter of 2004 compared to $2,612,513 in the second quarter of 2003, which is an increase of approximately 77%. Payroll expenses increased primarily as a result of the Company’s expansion of its insurance agency operations, the opening of additional service centers and the acquisition of Texas All Risk General Agency in December 2003. Payroll expenses as a percentage of total operating revenue were approximately 20% in the second quarter of 2004 compared to approximately 17% in the second quarter of 2003.

Other operating expenses also increased primarily as a result of the Company’s expansion of its insurance agency operations and the opening of additional service centers. Other operating expenses were $3,631,917 in the second quarter of 2004, compared to $2,405,297 in the second quarter of 2003 which is an increase of approximately 51%. Other operating expenses as a percentage of total operating revenue were approximately 15% in the second quarter of 2004 compared to approximately 16% in the second quarter of 2003.

Bond interest expense incurred by the Company’s finance company subsidiary is considered by the Company to be an operating expense because these funds are used to partially fund the Company’s lending activities. Bond interest expense was $166,887 in the second quarter of 2004 compared to $166,090 in the second quarter of 2003. Bond interest remained constant since there were no issuances or retirements of bonds.

Interest expenses, other than bond interest expense, are considered by the Company to be a non-operating expense. Interest expense was $500,453 in the second quarter of 2004 compared to $113,789 in the second quarter of 2003. This represents an increase in interest expense of approximately 340%. This interest expense comparison excludes participating interest expense paid by the Company’s finance company because all such interest is recorded as a reduction from interest income. Interest expense increased in the second quarter of 2004 primarily as a result of increased notes payable balances on Company owned businesses and to business sellers.

Depreciation expense was $120,750 in the second quarter of 2004 compared to $121,675 in the second quarter of 2003, which is a decrease of approximately 1%. Depreciation expense remained constant even with the Company’s expansion of its insurance agency operations including the opening of additional service centers.

Amortization expense was $464,130 in second quarter of 2004 compared to $188,075 in the second quarter of 2003, which is an increase of approximately 147%. Amortization expenses increased more in the second quarter of 2004 than in the second quarter of 2003 primarily as a result of the amortization of the Company’s servicing asset, contract database, and the acquisitions of Texas All Risk General Agency and the Company-operated auto insurance agencies.

Brooke Corporation	40

Brooke Corporation

The accounts and notes receivable asset category is comprised of customer receivable balances, notes receivable balances and accrued interest on notes receivables. Customer receivables were $7,235,971 and $6,523,384 on June 30, 2004, and 2003, respectively. This represents an increase in customer receivables of approximately 11%. Customer receivables increased primarily due to the expansion of insurance agencies. Notes receivables were $19,407,282 and $6,211,586 on June 30, 2004 and 2003, respectively. This represents an increase in notes receivables of approximately 212%. Notes receivables balances vary, sometimes significantly, from period to period as the result of management’s decision to temporarily retain more, or less, loans in its “held for sale” portfolio based on the funds available to the Company. Accrued interest was $898,333 and $548,388 on June 30, 2004 and 2003, respectively. This represents an increase in accrued interest of approximately 64%. Accrued interest increased primarily as a result of an increase in the Company’s loan portfolio. Although a loss allowance was made for the Company’s long-term loss exposure related to its recourse liability on loans sold to participating lenders, no loss allowance has been made for the Company’s accounts and notes receivables because these assets have a short term exposure to loss and the Company has experienced minimal credit losses. All of the Company’s notes receivables are held for sale and typically sold within a short period of time. Most of the Company’s accounts receivables are agent obligations that are paid at the next monthly statement settlement so accounts receivables are typically paid within 30 days.

Other receivables were $1,688,784 and $1,040,967 on June 30, 2004 and 2003, respectively. This represents an increase in other receivables of approximately 62%. This increase is primarily attributable to the commission refund reserve account and receivable on the purchase of Texas All Risk General Agency.

Prepaid expenses were $586,418 and $1,109,884 on June 30, 2004 and 2003, respectively. This represents a decrease in prepaid expenses of approximately 47%. This decrease is primarily attributable to no additional bond or debenture offerings. The prepaid expense asset category is comprised of expenses attributable to the sale of the Company’s public offering of bonds and debentures that are amortized over a period ending at bond or debenture maturity.

Accounts payable were $7,225,847 and $4,267,920 on June 30, 2004 and 2003, respectively. This represents an increase in accounts payable of approximately 69%. The accounts payable liability category is comprised of producer payables, payroll payables and other accrued expenses. The increase in payables results from expansion of the Company’s operations and an accrual for estimated commission expense due producers that increases as the Company’s insurance commissions increase.

Premiums payable to insurance companies were $8,535,137 and $5,443,461 on June 30, 2004 and 2003, respectively. This represents an increase in premiums payable of approximately 57%. This increase is primarily a result of the Company’s expansion of its insurance agency operations and the acquisition of Texas All Risk General Agency in December 2003.

Results of Operation for the Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

The Company’s consolidated results of operations have been significantly impacted by the Company’s expansion of territory and personnel in recent years. Revenues are expected to continue to increase in 2004 as a result of the foregoing.

The Company incurred a net profit of $3,808,241 or $.40 per share for the six months ended June 30, 2004, compared to a net profit of $2,345,929 or $.24 per share for the comparable period in 2003. Net profits have increased primarily because an increasing share of the Company’s revenues result from the sale of consulting and lending services which typically have larger profit margins than those generated by the Company’s insurance activities.

Brooke Corporation	41

Brooke Corporation

Total Company operating revenues were $45,897,377 for the six months ended June 30, 2004 compared to $31,044,126 for the same period in 2003. This represents an increase in total operating revenues of approximately 48% from the comparable period in the prior year. The increase in operating revenues for the second quarter of 2004 is primarily attributable to an increase in insurance commissions. However, fees from consulting and other facilitator activities also increased. These increases are primarily the result of the Company’s continued expansion of its insurance agency operations.

Payroll expenses were $8,927,174 for the six months ended June 30, 2004 compared to $5,236,834 for the same period in 2003, which is an increase of approximately 70%. Payroll expenses as a percentage of total operating revenue were approximately 19% for the six months ended June 30, 2004 compared to approximately 17% for the comparable period in 2003. Payroll expenses increased primarily as a result of the Company’s expansion of its insurance agency operations, the opening of additional service centers and the acquisition of Texas All Risk General Agency in December of 2003.

Other operating expenses were $6,237,962 for the six months ended June 30, 2004 compared to $4,412,271 for the same period in 2003, which is an increase of approximately 41%. Other operating expenses as a percentage of total operating revenue were approximately 14% for the six months ended June 30, 2004 compared to approximately 14% for the comparable period in 2003. Other operating expenses also increased primarily as a result of the Company’s expansion of its insurance agency operations, the opening of additional service centers and the acquisition of Texas All Risk General Agency in December of 2003.

Bond interest expense was $333,773 for the six months ended June 30, 2004 compared to $328,993 for the same period in 2003, which is an increase of approximately 1%. Bond interest expense incurred by the Company’s finance company subsidiary is considered by the Company to be an operating expense because these funds are used to partially fund the Company’s lending activities.

Interest expense was $923,601 for the six months ended June 30, 2004 compared to $209,299 for the same period in 2003. This represents an increase in interest expense of approximately 341%. This interest expense comparison excludes participating interest expense paid by the Company’s finance company subsidiary because all such interest is recorded as a reduction from interest income. Interest expense increased in the six months ended June 30, 2004 primarily as a result of increased notes payable balances to business sellers.

Depreciation expense was $241,929 for the six months ended June 30, 2004 compared to $205,547 for the same period in 2003, which is an increase of approximately 18%. Depreciation expense increased primarily as a result of the Company’s acquisition of equipment associated with Texas All Risk General Agency and the expansion of insurance operations including the opening of additional service centers.

Amortization expense was $849,718 for the six months ended June 30, 2004 compared to $400,757 for the same period in 2003, which is an increase of approximately 112%. Amortization expenses increased primarily as a result of the amortization of the Company’s servicing asset, contract database, and the acquisitions of Texas All Risk General Agency and the Company-operated auto insurance agencies.

Income Taxes

The Company’s effective tax rate on income was 33% in the second quarter of 2004, and 34% in the second quarter of 2003. The Company recorded a current income tax liability of $1,968,733 and $1,208,510 as of June 30, 2004 and 2003, respectively. The Company also recorded a deferred tax liability of $260,540 and $123,199 as of June 30, 2004 and 2003, respectively. The deferred tax liability is due to accumulated other comprehensive income that resulted from the sale of notes receivables to participating banks.

Brooke Corporation	42

Brooke Corporation

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

Franchise Services Segment

Insurance commissions, primarily from policies sold on a retail basis through franchisees, were $12,437,377 in the second quarter of 2004, compared to $9,287,186 in the second quarter of 2003. This represents an increase in retail insurance commissions of approximately 34%. Retail insurance commissions have increased primarily as a result of the Company’s continued expansion.

Commission expense paid to franchise agents was $10,794,324 in the second quarter of 2004 compared to $8,036,780 in the second quarter of 2003. This represents an increase in franchise agent commission expense of approximately 34%. Commission expense increased because commission income increased and franchisees are typically paid a share of commission income. Commission expense represents approximately 87% of retail insurance commissions as of June 30, 2004 compared with 87% on June 30, 2003.

Profit sharing commissions, or the Company’s share of insurance company profits on policies written by franchisees, were $198,087 in the second quarter of 2004 compared to $100,365 in the second quarter of 2003. This represents an increase in profit sharing commissions of approximately 97%. Profit sharing commissions represented approximately 2% of second quarter 2004 retail insurance commissions and approximately 1% of second quarter 2003 retail insurance commissions. Profit sharing commissions increased because insurance company profits increased on policies written by franchisees.

Retail insurance commissions are reduced by the estimated amount of commission refunds resulting from future policy cancellations. Expense for the second quarter of 2004 increased by $9,367 compared to an increase of $2,765 in the second quarter of 2003. A commission refund liability has been accrued in the amounts of $411,988 at June 30, 2004 compared to $326,889 at June 30, 2003. This represents increases in the commission refund liability of approximately 26% in 2004. The commission refund liability increased at a slower rate than commission income because the Company’s cancellation rates continue to improve.

Insurance Brokerage Segment

Insurance brokerage operations have become a significant part of the Company’s business as a result of the Company’s acquisition of CJD & Associates, LLC in 2002 and Texas All Risk General Agency in 2003. Insurance brokerage commissions were $2,573,375 in the second quarter of 2004, compared to $1,498,512 in the second quarter of 2003. This represents an increase in commission revenues of approximately 72%. Brokerage insurance commissions have increased primarily as a result of the Company’s continued expansion.

Insurance brokerage commission expense paid to agents was $877,127 in the second quarter of 2004 compared to $581,391 in the second quarter of 2003. This represents an increase in agent commission expense of approximately 51%. Commission expense represents approximately 34% of insurance brokerage commissions in the second quarter of 2004, compared to 39% of insurance brokerage commissions in the second quarter of 2003.

Brooke Corporation	43

Brooke Corporation

Insurance brokerage policy fee income was $526,008 in the second quarter of 2004, compared to $115,572 in the second quarter of 2003. This represents an increase in policy fee income of approximately 355%. Brokerage policy fee income has increased primarily as a result of the Company’s continued expansion.

Profit sharing commissions, or the Company’s share of insurance company profits on policies written by agents, were $159,799 in the second quarter of 2004 compared to $0 in the second quarter of 2003. Profit sharing commissions represented approximately 6% of second quarter 2004 retail insurance commissions. Profit sharing commissions increased because insurance company profits increased on policies written by agents.

Brokerage insurance commissions are reduced by the estimated amount of commission refunds resulting from future policy cancellations. Revenue was not decreased in the second quarter of 2004. Commission refund liabilities were accrued in the amounts of $470,149 and $106,436 on June 30, 2004 and 2003, respectively. The commission refund liability increased primarily from the purchase of Texas All Risk General Agency.

Facilitator Services Segment

One of the most significant of the Company’s facilitator services is lending through its finance company subsidiary. Most of the Company’s loans are made to franchisees for the purpose of acquiring insurance agencies, although the Company has made an increasing amount of loans to franchisees for acquiring other insurance-related businesses such as financial services practices and funeral homes. Net interest income and gross servicing income were $1,086,426 in the second quarter of 2004 compared to $406,389 in the second quarter of 2003, resulting in an increase of approximately 167%. When analyzing the impact that net interest margins and gross servicing income have on the Company’s overall finance company operations, consideration should be given to amortization of the Company’s servicing asset and subsequent adjustments to the Company’s interest receivable asset referenced in the following discussion on loan participation sales and asset backed securities sales.

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

A gain of $2,143,037 was recorded during the second quarter of 2004 to realize a gain on the sale of notes receivable. The gain was primarily the result of the Company’s loans sold to a securitization . A gain of $510,709 was recorded during the second quarter of 2003 to realize a gain on the sale of notes receivable from the recognition of the servicing asset and interest receivable asset resulting from the sale of loan participations. The increase in revenues from the gain on sales of notes receivable is primarily the result of the securitization.

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

Brooke Corporation	44

Brooke Corporation

When the participation is accounted for as a true sale, the Company retains servicing responsibilities for which it typically receives annual servicing fees ranging from .25% to 1.375% of the outstanding balance. A gain is recognized immediately upon the sale of a loan participation when the annual servicing fees exceed the cost of servicing, which is estimated at .25% of the outstanding loan balance. In those instances where annual service fees received by the Company are less than the cost of servicing, a loss is immediately recorded. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions. In the second quarters of 2004 and 2003, the net gains (losses) from loan servicing totaled $214,913 and $(37,564) respectively which consisted of gains from servicing benefits. There were no losses from servicing liabilities during the second quarters of 2004 and 2003. The increase in net gains from loan servicing benefits and servicing losses is primarily the result of loan participation sales. No loan servicing benefits and servicing losses are recognized for loan participations that are not classified as true sales.

In addition to loan servicing fees, the Company often retains interest income when participation interests or assets backed securities are sold when the sale is accounted for as a true sale. The Company records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans. The Company’s right to interest income on loan participation sales is not subordinate to the investor’s interests and the Company shares interest income with investors on a prorata basis. In the case of assets backed securities, the Company’s right to interest income on loan sales is subordinate to the investor’s interest. Although not subordinate to investor’s interests, the Company’s retained interest is subject to credit and prepayment risks on the transferred financial assets. In those instances where the Company provides recourse, a reduction is recorded based on a present value calculation of future cash flows of the underlying loans. In the second quarters of 2004 and 2003, the net gains (losses) from interest benefits totaled $1,928,124 and $548,273 respectively which included gross gains (losses) from interest benefits of $2,230,950 and $737,916 respectively and losses from write down of retained interest asset to fair market value of $302,826 and $189,643 respectively. The above net gains (losses) from interest benefits reflect the interest benefits derived from the loans sold in the securitizations. The decrease in net gains from interest benefits is primarily the result of less participation sales recorded as true sales. Gains (losses) from servicing and interest benefits are typically non-cash gains (losses) as the Company receives cash equal to the carrying value of the loans sold. The Company has allocated the previous carrying amount between the assets sold and the corresponding retained interests, however cash in excess of the previous carrying amount is not generated by loan sales. A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities.

Underlying assumptions used in the initial determination of future cash flows on the participation loans and asset back securities accounted for as sales include the following:

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed-Rate Stratum)
Prepayment speed*	10%	8%
Weighted average life	111.23 months	73.32 months
Expected credit losses*	.5%	.21%
Discount Rate*	8.5%	8.5%

*	Annual rates

Gain-on-sale accounting requires management to make assumptions regarding prepayment speeds and credit losses for participated loans and asset back securities. The performances of these loans are extensively monitored, and adjustments to these assumptions will be made if necessary.

Brooke Corporation	45

Brooke Corporation

The impact from the sale of loan participations and asset backed securities can be seen in several areas of the Company’s balance sheet. The most significant has been the removal of loans that the Company continues to service. On June 30, 2004 and June 30, 2003, the balances of those off-balance sheet assets totaled $134,415,574 and $75,558,561 respectively. The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio and the resulting loan participation and asset backed securities sales.

In connection with the recognition of non-cash gains for the servicing benefits of loan participation sales, the present value of future cash flows were recorded as a servicing asset. Components of the servicing asset as of June 30, 2004 were as follows:

Estimated cash flows from loan servicing fees	$3,793,756
Less:
Servicing Expense	(818,058)
Discount to Present Value	(1,189,285)

Carrying Value of Retained Servicing Interest in Loan Participations	$1,786,413

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows were recorded as a servicing liabilities. Components of the servicing liability as of June 30, 2004 were as follows:

Estimated cash flows from loan servicing fees	$0
Servicing expense	59,312
Less:
Discount to present value	(16,946)

Carrying Value of Retained Servicing Liability in Loan Participations	$42,366

In connection with the recognition of non-cash gains for the interest benefits of loan participation sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities. Components of the interest receivable asset as of June 30, 2004 were as follows:

Estimated cash flows from interest income	$3,357,789
Less:
Estimated credit losses *	(129,302)
Discount to present value	(538,886)

Carrying Value of Retained Interest in Loan Participations	$2,689,601

* Estimated credit losses from liability on sold recourse loans with balances totaling $8,116,816 on June 30, 2004. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

In connection with the recognition of non-cash gains for the interest benefits of asset backed securities sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities. Components of the interest receivable asset as of June 30, 2004 were as follows:

Estimated cash flows from interest income	$5,797,778
Less:
Estimated credit losses *	0
Discount to present value	(1,534,447)

Carrying Value of Retained Interest in Asset Backed Securities	$4,263,331

Brooke Corporation	46

Brooke Corporation

The following table presents a summary of various indicators of the credit quality of off-balance sheet recourse loans at June 30, 2004:

Net charge offs*	$0
Recourse loans sold	$8,116,816
Estimated credit losses provided for	$129,302
Estimated credit losses to recourse loans sold at period end	1.59%
Estimated Credit Loss Rates:
Annual basis (variable rate)	.50%
Annual basis (fixed rate)	.21%
Percentage of original balance	1.62%
Delinquency rates:
30 to 89 days*	0%
90 days or more*	0%

*Although no amounts of recourse loans were charged off for the period ending June 30, 2004 and no loans were delinquent 30 days or more as of June 30, 2004, it is likely that loan delinquencies and loan charge offs will occur during the life of the sold recourse loans.

The Company facilitator services also include consulting with, and otherwise assisting, buyers and sellers of insurance agencies, financial services practices and funeral homes. Revenues from consulting related activities, (facilitator fees, buyers assistance plan fees, gains on business sales and business seller discounts) totaled $4,754,673 and $3,530,471 for the quarters ending June 30, 2004 and 2003, respectively. Facilitator fee income increased primarily because of the Company’s increasing emphasis on fee income and increased levels of business acquisitions by franchisees.

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

The Company provides consulting and other assistance to business owners during the first months of business ownership through a Buyers Assistance Plan (“BAP”) program. The Company records BAP income using the percentage of completion accounting method, so $445,660 and $1,174,042 of BAP income was deferred as of June 30, 2004 and 2003, respectively. The Company’s profitability is substantially the result of fee income from its facilitator activities which are typically associated with the purchase and sale of insurance agencies. As such, the value of those agencies and the financial performance of business buyers are important to the Company’s prospects. The Company is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of its agencies. The performance of the Company’s loan portfolio appears to substantiate this conclusion.

The Company’s business includes the buying and selling of businesses, primarily insurance agencies, held in inventory. None of the agencies purchased by the Company during the quarters ended June

Brooke Corporation	47

Brooke Corporation

30, 2004 and 2003 had previously been purchased by the Company within the prior twenty-four month period. Twice-purchased agencies are typically sold by the Company to unaffiliated third parties soon after purchase. BAPs are not provided to buyers of agencies that have already transitioned into the Company’s franchise system, so BAPs are not typically provided when the Company sells twice-purchased agencies from inventory.

When the Company sells businesses from its inventory, business value is usually dependent to a significant extent on the cooperation of the original business seller during ownership transition. Although the seller’s cooperation is provided for in the corresponding purchase agreement, it is the Company’s experience that seller cooperation is more likely and enthusiastic if the seller has a continuing financial investment. As such, the Company negotiates to defer payment of a portion of the purchase price as additional leverage for seller cooperation. In some cases the Company negotiates the retention of certain insurance policies or level of commissions in the future. If the retention is not met an adjustment is made to the amount of the deferred payment. Sellers usually prefer that the Company, not the ultimate business buyer, remain obligated for the amounts due sellers because sellers have indicated that they believe repayment is more likely from the Company than from business buyers. However, the Company does not receive any reimbursement from business buyers for interest expenses on amounts due to sellers, so the Company negotiates with sellers for low interest rates, preferably zero interest rates. The Company does not pay off sellers when an business is sold to the ultimate business buyer but instead waits until such time as the Company believes that no significant ownership transitioning issues remain or the retention period has expired.

Liquidity and Capital Resources

The balances of the Company’s cash and cash equivalents were $12,902,890 and $5,365,953 at June 30, 2004 and June 30, 2003 respectively. The Company’s current ratios (current assets to current liabilities) were 1.76 and 1.62 at June 30, 2004 and June 30, 2003 respectively. The Company’s current ratio and cash balances will be adversely affected if business inventory increases, seller loan balances are prepaid, or additional notes are retained.

The Company’s cash balances decreased by $837,653 from December 31, 2003 to June 30, 2004 primarily because it increased the amount of loans held in its portfolio. For the six months ended June 30, 2004, net cash of $1,815,135 was used in operating activities. Cash of $5,438,634 was provided by an increase in other liabilities which primarily was the increase in payables under participation agreements. Payables under participation agreements are participations that do not meet the criteria to be accounted for as true sales and are classified as secured borrowings. Cash of $11,536,764 was used to fund an increase in accounts and notes receivables which primarily was the increase in notes receivables of $8,597,737. Management’s decision to keep more notes receivables at June 30, 2004 has an adverse effect on the operating cash flow of the Company since this is a primary business activity and is included in operating activities. Cash of $9,249 was provided by a decrease in other receivables. Cash of $38,222 was provided by an increase in prepaid expenses and other assets. For the six months ended June 30, 2004, net cash of $7,152,926 was used in investing activities. A large net cash inflow resulted from business inventory transactions as cash proceeds of $10,222,332 from sales of business inventory exceeded cash payments of $5,830,936 for purchases of business inventory primarily because cash payments for part of the business purchase prices were deferred. Cash payments of $6,277,085 were used to invest in agency assets. For the six months ended June 30, 2004, net cash of $8,130,408 was provided by financing activities with $11,111,167 of cash provided by long-term debt.

The Company’s cash balances decreased by $1,844,365 from December 31, 2002 to June 30, 2003. For the six month period ending June 30, 2003, net cash of $994,393 was used in operating activities. Cash of $1,973,527 was provided by an increase in premiums due to insurance companies. Cash of $4,046,813 was used to fund an increase in accounts and notes receivables. Cash of $1,179,652 was provided by a decrease in other receivables. Cash of $885,570 was used to fund an increase in prepaid

Brooke Corporation	48

Brooke Corporation

expenses. For the six month period ending June 30, 2003, net cash of $962,439 was provided by investing activities. A large net cash inflow resulted from business inventory transactions as cash proceeds of $9,630,669 from sales of business inventory exceeded cash payments of $5,909,143 for purchases of business inventory primarily because cash payments for part of the agency purchase prices were deferred. Cash payments of $2,474,798 were used to invest in a security associated with the sale of asset backed securities. For the six month period ending June 30, 2003, net cash of $1,812,411 was used in financing activities with $2,041,701 of cash used for payments on long-term debt.

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

When analyzing the Company’s intangible assets, consideration should be given to the factors discussed below. The Company’s “Other Assets” account balances totaled $14,713,116 and $3,727,354 on June 30, 2004 and 2003 respectively and are comprised primarily of intangible accounts such as excess of cost over fair value of net assets, agency assets, and servicing assets. If the Company’s total assets are adjusted to exclude Other Assets, then the Company’s total liabilities exceeded its adjusted assets by $6,900,395 on June 30, 2004 and total adjusted assets exceeded total liabilities by $1,117,020 on June 30, 2003. Future Company acquisitions will likely increase the Other Assets account balances and will likely result in total liabilities exceeding adjusted total assets in future periods. The Company’s “Investment in Businesses” account represent the cost, or market value if lower, of businesses held in inventory for resale to franchise agents. Although intangible, the Company believes that business inventory assets differ from other intangible assets, because business inventory is held for a relatively short period of time and has a recently demonstrated value.

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

Related Party Loans

The Company’s related party loans and other information are summarized in footnote number 11 to the Company’s Consolidated Financial Statements for the six months ended June 30, 2004.

Critical Accounting Policies

The Company established accounting policies are summarized in footnote number 1 to the Company’s Consolidated Financial Statements for the six months ended June 30, 2004. As part of its oversight responsibilities, management continually evaluates the propriety of its accounting methods as new events occur. Management believes that its policies are applied in a manner which is intended to provide the user of the Company’s financial statements a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles.

Brooke Corporation	49

Brooke Corporation

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

Brooke Corporation	50

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Through its subsidiary, Brooke Credit Corporation, the Company originates loans a majority of which are sold to participating banks or accredited investors. The loans are based on the prime rate plus a margin and are adjusted annually. Therefore, we are exposed to interest rate risk.

Item 4. Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

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

(b)	To increase the internal controls of the Company over financial reporting an Audit Committee charter was adopted for the primary functions of assisting the Board of Directors in fulfilling its oversight responsibilities for financial matters, assisting the Board of Directors in the oversight of the Company’s internal audit function, and maintaining free and open means of communication among the directors, the independent auditors and the internal auditors.

Brooke Corporation	51

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-K:

3.1	Amendment and Restatement to the Articles of Incorporation.

3.2	Certificate of Amendment to and Restatement of the Bylaws of Brooke Corporation.

23.1	Consent of Accountants[1]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.

(b) Reports on Form 8-K.

During the second quarter of 2004, there were eight Current Reports on Form 8-K filed.

Date Filed	Items	Financial or Exhibit filed
April 8, 2004	5, 7	Filing announcement of the mailing of the annual CEO Letter to Shareholders.

April 21, 2004	5, 7	Press Release announcing selected March results for Brooke Corporation and its subsidiaries.

April 23, 2004	5, 7	Press Release announcing that Brooke Corporation’s board of directors declared a $.20 quarterly cash dividend on the company’s common stock at its April 22, 2004, board meeting. This dividend will be paid on May 20, 2004, to the shareholders of record as of May 6, 2004, with an

Brooke Corporation	52

ex-dividend date of May 4, 2004. Based on the April 21, 2004, closing stock price of $19.10 per share, the estimated annual yield is over 4% when calculated using the current quarterly dividend rate.

April 28, 2004	5, 7	Press Release announcing that company earnings for the first quarter of 2004 represent a 40.7% increase in quarterly earnings and a 42.3% increase in quarterly revenues.

April 30, 2004	5, 7	Press Release declaring a common stock dividend at the April 22, 2004, board meeting. Shareholders of record as of May 26, 2004, will receive one additional share of Brooke Corporation common stock for every one share of common stock owned. The additional shares were distributed on June 10, 2004, and began trading on June 11, 2004, on a split adjusted basis.

May 27, 2004	5, 7	Press Release announcing March acquisitions resulted $1,842,000 in consulting fees from unrelated entities and April acquisitions of $711,000 in consulting fees from unrelated entities. Additionally, loan portfolio balances of the Company’s finance subsidiary, Brooke Credit Corporation, totaled $123,700,000 on April 30, 2004.

June 29, 2004	5, 7	Press Release announcing the Company’s franchise subsidiary, Brooke Franchise Corporation, added a total of twelve new franchise locations and received $1,475,600 in consulting fees from unrelated entities. Additionally, loan portfolio balances of the Company’s finance subsidiary, Brooke Credit Corporation, totaled $134,000,000 on May 31, 2004.

June 30, 2004	5, 7	Press Release announcing Brooke Corporation’s finance company subsidiary, Brooke Credit Corporation’s, issuance of $20,000,000 in asset-backed securities that carry an “A” rating from the Standard & Poor’s.

Brooke Corporation	53

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August , 2004	BROOKE CORPORATION

	By:	/s/ Robert D. Orr
Robert D. Orr,
Chief Executive Officer

	By:	/s/ Leland G. Orr
Leland G. Orr,
Chief Financial Officer

Brooke Corporation	54

TABLE OF CONTENTS OF EXHIBITS

Exhibit No.	Description

3.1	Amendment and Restatement to the Articles of Incorporation.[1]

3.2	Certificate of Amendment to and Restatement of the Bylaws of Brooke Corporation.[1]

23.1	Consent of Accontants.[1]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

[1]	Filed herewith.

Brooke Corporation	55