Form 10-Q
period 2004-09-30
BROOKE CORP
filed 2004-11-15
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-31698

BROOKE CORPORATION

(Exact name of registrant as specified in its charter)

Kansas	48-1009756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10950 Grandview Drive, Suite 600, Overland Park, Kansas 66210

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (913) 661-0123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Check One):     Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐    No ☒

As of September 30, 2004, there were 9,380,518 shares of the registrant’s sole class of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

Brooke Corporation

Consolidated Financial Statements

For the Nine Months Ended September 30, 2004 and 2003

Brooke Corporation

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors

Brooke Corporation:

We have reviewed the accompanying consolidated balance sheets of BROOKE CORPORATION as of September 30, 2004 and 2003, and the related consolidated statements of income for the three-month and nine-month periods then ended and the changes in stockholders’ equity and cash flows for the nine months then ended. These interim financial statements are the responsibility of the Company’s management.

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

Summers, Spencer & Callison, CPAs, Chartered

Topeka, Kansas

October 29, 2004

2

Brooke Corporation

CONSOLIDATED FINANCIAL STATEMENTS

3

Brooke Corporation

Consolidated Balance Sheets

(unaudited)

September 30, 2004 and 2003

ASSETS

	2004	2003
Current Assets
Cash	$12,439,711	$6,227,786
Accounts and notes receivable, net	52,645,762	16,652,843
Note receivable, parent company	—	608,189
Other receivables	1,314,317	818,212
Securities	18,593,713	3,194,541
Interest-only strip receivable	2,481,235	2,802,247
Deposits	411,561	341,431
Prepaid expenses	265,618	154,682

Total Current Assets	88,151,917	30,799,931

Investment in Businesses	2,269,383	366,983

Property and Equipment
Cost	5,949,971	5,265,805
Less: Accumulated depreciation	(2,060,053)	(2,175,174)

Net Property and Equipment	3,889,918	3,090,631

Other Assets
Excess of cost over fair value of net assets	4,338,205	2,511,306
Less: Accumulated amortization	(957,211)	(571,589)
Prepaid finders fee	—	13,451
Contract database	534,012	624,179
Servicing asset	1,904,897	1,675,423
Business assets	3,434,624	421,519
Deferred charges	891,030	342,179
Restricted cash	425,408	278,084

Net Other Assets	10,570,965	5,294,552

Total Assets	$104,882,183	$39,552,097

See accompanying notes to financial statement and independent accountants’ review report.	4

Brooke Corporation

Consolidated Balance Sheets

(unaudited)

SEPTEMBER 30, 2004 AND 2003

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2004	2003
Current Liabilities
Accounts payable	$6,266,176	$5,227,008
Premiums payable to insurance companies	8,625,593	5,883,572
Payable under participation agreements	13,691,221	—
Unearned buyer consulting fees	376,975	1,021,868
Accrued commission refunds	923,274	434,665
IBNR loss reserve	90,000	—
Unearned insurance premiums	457,565	—
Income tax payable	1,411,311	1,166,031
Deferred income tax payable	257,207	137,460
Short-term debt	19,257,854	1,164,189
Current maturities of long-term debt	11,047,095	10,851,004

Total Current Liabilities	62,404,271	25,885,797
Non-current Liabilities
Servicing liability	40,815	47,472
Long-term debt less current maturities	35,596,976	8,416,917

Total Liabilities	98,042,062	34,350,186

Stockholders’ Equity
Common stock, $.01 par value, 99,500,000 shares authorized, 9,380,518 and 4,668,178 shares issued and outstanding	93,805	46,682
Preferred stock, $75 par value, 1,000 shares authorized, 0 and 133 shares issued and outstanding	—	10,000
Preferred stock, $25 par value, 100,000 shares authorized, 49,667 shares issued and outstanding	1,241,675	1,241,675
Preferred stock, $32 par value, 34,375 shares authorized, 24,331 shares issued and outstanding	778,592	778,592
Additional paid-in capital	4,675,200	4,651,234
Retained earnings (deficit)	(448,433)	(1,793,106)
Accumulated other comprehensive income	499,282	266,834

Total Stockholders’ Equity	6,840,121	5,201,911

Total Liabilities and Stockholders’ Equity	$104,882,183	$39,552,097

See accompanying notes to financial statement and independent accountants’ review report.	5

Brooke Corporation

Consolidated Statements of Income

(unaudited)

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003
Operating Income
Insurance commissions	$15,528,996	$11,790,527
Interest income (net)	1,282,272	474,155
Seller consulting fees	1,183,250	1,731,135
Gain on sale of businesses	2,755,009	251,703
Initial franchise fees	2,970,000	—
Buyer consulting fees	1,848,284	2,433,528
Gain (loss) on sale of notes receivable	(125,675)	902,023
Gain on extinguishment of debt	33,402	—
Insurance premiums earned	1,455	—
Policy fee income	644,631	138,620
Other income	48,314	3,216

Total Operating Income	26,169,938	17,724,907

Operating Expenses
Commissions expense	11,872,731	9,471,260
Payroll expense	5,418,221	2,899,666
Depreciation and amortization	650,703	389,349
Insurance loss and loss expense incurred	(16,645)	—
Other operating expenses	5,241,777	3,426,899
Bond interest expense	150,802	168,079

Total Operating Expenses	23,317,589	16,355,253

Income from Operations	2,852,349	1,369,654

Other Expenses
Interest expense	710,660	130,606

Total Other Expenses	710,660	130,606

Income Before Income Taxes	2,141,689	1,239,048
Income tax expense	734,347	417,158

Net Income	$1,407,342	$821,890

Net Income per Share:
Basic	.14	.08
Diluted	.14	.08

See accompanying notes to financial statement and independent accountants’ review report.	6

Brooke Corporation

Consolidated Statements of Income

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003
Operating Income
Insurance commissions	$46,717,563	$34,229,826
Interest income (net)	3,159,290	1,297,261
Seller consulting fees	3,911,239	3,610,545
Gain on sale of businesses	3,156,555	251,076
Initial franchise fees	6,155,000	—
Buyer consulting fees	5,138,288	6,673,130
Gain on sale of notes receivable	1,822,721	2,315,655
Gain on extinguishment of debt	57,485	5,000
Insurance premiums earned	269,802	—
Policy fee income	1,522,511	346,640
Other income	156,861	39,900

Total Operating Income	72,067,315	48,769,033

Operating Expenses
Commissions expense	34,560,275	26,167,246
Payroll expense	14,345,395	8,136,500
Depreciation and amortization	1,742,350	995,653
Insurance loss and loss expense incurred	13,355	—
Other operating expenses	11,479,739	7,839,170
Bond interest expense	484,575	497,072

Total Operating Expenses	62,625,689	43,635,641

Income from Operations	9,441,626	5,133,392

Other Expenses
Interest expense	1,634,261	339,905

Total Other Expenses	1,634,261	339,905

Income Before Income Taxes	7,807,365	4,793,487
Income tax expense	2,591,782	1,625,668

Net Income	$5,215,583	$3,167,819

Net Income per Share:
Basic	.54	.32
Diluted	.51	.30

See accompanying notes to financial statement and independent accountants’ review report.	7

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	Common Stock	Preferred Stock	Treasury Stock	Add’l Paid- In Capital	Retained Earnings	Accum Other Comprehensive Income	Total
Balances, December 31, 2002	$774,973	$2,078,867	$(39,500)	$1,875,333	$(1,868,981)	$219,980	$3,040,672
Dividends paid					(1,095,802)		(1,095,802)
Equity conversion	3,819,615			(1,892,761)	(1,956,642)		(29,788)
Equity issuance	73,590	(48,600)	39,500	47,166	(39,500)		72,156
Equity change in par value*	(4,621,496)			4,621,496			—
Comprehensive income:
Interest-only strip receivable, fair market value						46,854	46,854
Net income					3,167,819		3,167,819

Total comprehensive income							3,214,673

Balances, September 30, 2003	$46,682	$2,030,267	$—	$4,651,234	$(1,793,106)	$266,834	$5,201,911

Balances, December 31, 2003	$4,667,424	$2,020,267	$—	$29,442	$(1,304,405)	$366,268	$5,778,996
Dividends paid					(4,359,611)		(4,359,611)
Equity issuance	13,662			58,477			72,139
Equity change in par value	(4,634,090)			4,634,090			—
Equity stock split	46,809			(46,809)			—
Comprehensive income:
Interest-only strip receivable, fair market value, net of income taxes						133,014	133,014
Net income					5,215,583		5,215,583

Total comprehensive income							5,348,597

Balances, September 30, 2004	$93,805	$2,020,267	$—	$4,675,200	$(448,433)	$499,282	$6,840,121

*	The par value of common stock was changed from $1 per share to $.01 per share in the 2nd quarter of 2004. This entry is shown as if the transaction occurred in the 2nd quarter of 2003 for comparative purposes. The reclassification does not affect total equity.

See accompanying notes to financial statements and independent accountants’ review report.	8

Brooke Corporation

Consolidated Statements of Cash Flows

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

	2004	2003
Cash flows from operating activities:
Net income	$5,215,583	$3,167,819
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	362,679	320,222
Amortization	1,379,671	675,431
(Gain) on sale of inventory	(3,156,555)	(251,076)
Deferred income tax expense	—	159,637
(Gain) on sale of notes receivable	(1,822,721)	(2,315,655)
(Increase) decrease in assets:
Accounts and notes receivables	(36,640,940)	(7,416,298)
Other receivables	383,716	1,402,407
Prepaid expenses and other assets	(670,615)	(276,252)
Increase (decrease) in liabilities:
Accounts and expenses payable	725,907	45,034
Other liabilities	30,939,632	4,234,586

Net cash used in operating activities	(3,283,643)	(254,145)

Cash flows from investing activities:
Cash payments for securities	(4,882,256)	(2,474,798)
Cash payments for property and equipment	(723,631)	(1,137,316)
Purchase of subsidiary and business assets	(6,277,085)	(276,679)
Sale of subsidiary and business assets	7,686,899	—
Purchase of business inventory	(13,720,740)	(9,260,171)
Proceeds from sales of business inventory	21,010,367	15,814,873

Net cash provided by investing activities	3,093,554	2,665,909

Cash flows from financing activities:
Dividends paid	(4,359,611)	(1,095,803)
Cash proceeds from bond/debenture issuance	—	1,304,000
Cash proceeds from common stock issuance	72,139	42,369
Loan proceeds on debt	11,284,984	—
Payments on bond maturities	(775,000)	(425,000)
Payments on short-term borrowing	(842,183)	(473,113)
Payments on long-term debt	(6,491,072)	(2,746,749)

Net cash used in financing activities	(1,110,743)	(3,394,296)

Net decrease in cash and cash equivalents	(1,300,832)	(982,532)
Cash and cash equivalents, beginning of period	13,740,543	7,210,318

Cash and cash equivalents, end of period	$12,439,711	$6,227,786

See accompanying notes to financial statements and independent accountants’ review report.	9

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

1. Summary of Significant Accounting Policies

(a) Organization

Brooke Corporation (the “Company”) was incorporated under the laws of the State of Kansas on January 17, 1986. The Company has been listed on the American Stock Exchange under the symbol “BXX” since May 29, 2003. The Company’s registered office is located in Overland Park, Kansas. On September 30, 2004, Brooke Holdings, Inc. owned 63.07% of the Company’s common stock. The Company’s business operations include recruiting franchisees and consulting with franchisees through its franchise subsidiary, lending to franchisees through its finance company subsidiary and brokering insurance through its brokerage subsidiary. The Company owns directly, or indirectly through another subsidiary, 100% of the stock of all subsidiaries.

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

Acquisition Subsidiaries:

The Brooke Agency, Inc. and Brooke Investments, Inc. subsidiaries are used to acquire businesses and real estate assets for long term investment. Separate financial statements are typically prepared for each acquisition subsidiary because each secures loans from Brooke Credit Corporation and other lenders to fund their acquisitions.

Brooke Agency, Inc. is a Kansas corporation. Generally, Brooke Agency acquires for investment those insurance agencies that specialize in the types of insurance sales, such as auto insurance, where local ownership is less important to success. (note: Brooke Franchise Corporation typically acquires for resale those insurance agencies that specialize in the types of insurance sales where local ownership is important to success.) Brooke Franchise Corporation retains a share of commissions to provide personnel and facilities to this subsidiary. Brooke Agency also acquires for investment funeral homes that will be held for sale. Brooke Agency does not typically have any employees or incur operating expenses.

Brooke Corporation	10

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

1. Summary of Significant Accounting Policies (cont.)

(a) Organization (cont.)

Brooke Investments, Inc. is a Kansas corporation. Although no such acquisitions have been made, Brooke Investments intends to acquire real estate for lease to franchisees. In addition, Brooke Investments plans to enter into leases which it will sublease to franchisees. Although the Company will provide certain administrative and legal support, Brooke Investments will retain all lease payments and pay all other related expenses. Revenues from this subsidiary will typically be limited to dividends.

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

The DB Group, LTD was incorporated for the purpose of underwriting, as a reinsurer, a small portion of the insurance written by CJD & Associates, LLC. There were no premiums written by this subsidiary in 2003 or during the period ending September 30, 2004.

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

Other Subsidiaries:

Subsidiaries have been established for contractual operations but any revenues generated by these subsidiaries are assigned to one of the operating subsidiaries for performance of any associated obligations. These subsidiaries include Brooke Life and Health, Inc., The American Heritage, Inc., Texas All Risk General Agency, Inc., All Risk General Agency, Inc., Brooke Credit Funding LLC, Brooke Capital Company, LLC, and First Brooke Insurance and Financial Services, Inc.

Brooke Corporation	11

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

The following are significant estimates made by management: accrued commission refund obligations, reimbursement from agents for commission refund obligations, allowance for doubtful accounts, accrued producer payable expense, useful lives of assets, Buyers Assistance Program unearned, insurance claim losses, loss expense, and earned percentages, the fair value assumptions utilized for interest-only strip receivables, Buyers Assistance Program net cash flow expenditures associated with commission performance, amortization, and pro-ration of payroll and operating expenses associated with the origination of loans. It is at least reasonably possible these estimates will change in the near term.

(c) Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash on hand, cash in banks and short-term investments purchased with a maturity of three months or less to be cash and cash equivalents. Restricted cash is not included in cash equivalents.

(d) Allowance for Doubtful Accounts

The Company estimates that a certain level of accounts and notes receivable will be uncollectible; therefore, an allowance has been recognized for uncollectible amounts. As more fully disclosed in footnote 1(o), the Company has also established an allowance resulting from the uncertain timing and amounts of commissions payments due to the Company pursuant to the cash flow assistance provisions of the Company’s Buyer Assistance Plan.

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

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $923,274 and $434,665 as of September 30, 2004 and 2003, respectively.

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

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

Through its subsidiary The American Heritage, Inc., the Company provides buyer consulting, which includes marketing and cash flow assistance, to business owners during the first months of ownership through a Buyers Assistance Plan (“BAP”) program. The Company has allocated the fees paid by agents for BAP assistance to each of the services provided by the Company and the fee associated with a particular service is recognized as revenue using the percentage of completion accounting method by referencing the costs incurred to date.

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

Revenues from seller consulting fees, gains on sale of businesses, and seller discounts are recognized immediately because the Company has no continuing obligation.

Starting in the fourth quarter of 2003, the Company began to assess an initial franchise fee to new franchises. The initial franchise fee is paid upon signing the franchise agreement for services that have been substantially completed. A few of the services provided (but not limited to) include access to the registered name “Brooke”, access to insurance company products, and access to the Company’s internet based document management software program.

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

(f) Property and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. The following summarizes the estimated useful lives used by the Company for various asset categories:

Description	Useful Life
Furniture and fixtures	10 years
Airplanes	10 years
Office and computer equipment	5 years
Automobiles	5 years
Buildings	40 years

Brooke Corporation	13

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

1. Summary of Significant Accounting Policies (cont.)

(g) Excess of Cost Over Fair Value of Net Assets

Included in other assets are unamortized costs of purchased subsidiaries (Brooke Life and Health, Inc., The American Agency, Inc., CJD & Associates, L.L.C., TAR Holding Company, Inc., Texas All Risk General Agency, Inc) in excess of the fair value of underlying net tangible assets acquired. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization was $303,745 and $165,840 for the periods ended September 30, 2004 and 2003, respectively.

On July 1, 2002, the Company acquired 100% of the outstanding shares of CJD & Associates, L.L.C. and $1,416,779 of the initial purchase price was allocated to Excess Cost of Purchased Subsidiary. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with paragraph 80 of APB 16, “Business Combination,” any such payments for an increased purchase price shall be recorded as Excess Cost of Purchased Subsidiary when made. Additional payments of the purchase price have been made in the amount of $641,180 since the initial purchase.

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

(i) Investment in Businesses

The amount of assets included in the “Investment in Businesses” category is the total of purchase prices paid, or market prices if lower, for business assets that Brooke Franchise Corporation acquires to hold in inventory for sale to its franchisees. These assets are carried at the lower of cost or market because they are available for sale and not held for investment. The number of businesses purchased for this purpose for the period ending September 30, 2004 and 2003 was 36 and 43, respectively. Correspondingly, the number of businesses sold from inventory for the period ending September 30, 2004 and 2003 was 32 and 43, respectively. At September 30, 2004, the “Investment in Businesses” inventory consisted of five businesses with fair market values totaling $2,269,383.

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

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

1. Summary of Significant Accounting Policies (cont.)

(k) Contracts Database

The Contracts Database asset consists of the legal and professional fees associated with development of standardized loan documents by Brooke Credit Corporation. These contracts are available for sale to others that make these types of loans, by first purchasing a license from Brooke Credit Corporation. A complete review and revision is scheduled for all loan documents every five years; therefore, the asset is being amortized over a five-year period.

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

(l) Deferred Charges

Deferred charges represent costs incurred in 2004 associated with the Company’s line of credit with DZ BANK AG Deutsche Zentral-Genossenschaftsbank. Costs associated with the line of credit totaled $695,894 and are amortized over a period ending at line of credit maturity. Net of amortization, the balance of all such prepaid expenses as of September 30, 2004 was $684,294.

Also included in deferred charges are costs associated with the public offering of bonds. Selling expenses, auditor fees, legal costs and filing charges associated with the Company’s public offering of bonds totaled $614,658 and are amortized over a period ending at bond maturity. Net of amortization, the balance of all such prepaid expenses as of September 30, 2004 and 2003 was $206,736 and $342,179, respectively.

Brooke Corporation	15

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

(n) Per Share Data

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the period ended September 30, 2004 and 2003 were $145,680 and $147,830, respectively. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding.

The prior year comparative earnings per share calculation has been adjusted to reflect the 2 for 1 stock split in 2004. The number of shares outstanding was not changed.

		September 30, 2004		September 30, 2003
Basic Earnings Per Share
Net Income		$5,215,583		$3,167,819
Less: Preferred Stock Dividends		(145,680)		(147,830)

Income Available to Common Stockholders		5,069,903		3,019,989
Average Common Stock Shares	9,380,518		4,661,178
Less: Treasury Stock Shares	—	9,380,518	—	4,661,178

Basic Earnings Per Share		$.54		$.32

Brooke Corporation	16

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

1. Summary of Significant Accounting Policies (cont.)

(n) Per Share Data (cont.)

		September 30, 2004		September 30, 2003
Diluted Earnings Per Share
Net Income		$5,215,583		$3,167,819
Less: Preferred Stock Dividends on Non-Convertible Shares		(145,680)		(147,830)

Income Available to Common Stockholders		5,069,903		3,019,989
Average Common Stock Shares	9,380,518		4,661,178
Less: Treasury Stock Shares	—		—
Plus: Allowance for Shares Converted During 2002	—		11,352
Plus: Assumed Conversion of Convertible Preferred Shares in 2003	—		208,452
Plus: Assumed Exercise of 568,350 Stock Options in 2004	568,350	9,948,868	226,440	5,107,422

Diluted Earnings Per Share		$.51		$.30

(o) Buyer Consulting

Through its subsidiary The American Heritage, Inc., the Company offers a consulting and cash flow assistance program (Buyer Assistance Plan or “BAP”) to provide assistance to franchisee buyers during the first months of ownership. Although most of the BAP services provided by the Company are performed in the first month of ownership, some of the BAP services are performed later and a portion of BAP fees are therefore deferred until the cost of providing the service is incurred. Unearned buyer assistance plan and other related fees were $376,975 and $1,021,868 at September 30, 2004 and 2003, respectively.

Net cash flow assistance related to commission performance is recognized as an expense at the end of the BAP period, because of the uncertain timing of commission payments during ownership transition. Although not determinable until the end of the BAP period, the amount of the Company’s net cash flow assistance expenditures associated with commission performance becomes more certain as the BAP period progresses. As such, if the amount of cumulative net cash flow assistance provided by the Company exceeds the actual commissions, then an allowance for any such excess amount is immediately charged to expense and the amount recognized as expense at the end of the BAP period adjusted accordingly. If necessary, as the BAP period nears expiration, the Company increases the allowance from that calculated above to the amount of estimated loss. The Company has estimated this allowance for the periods ended September 30, 2004 and 2003 to be $137,423 and $27,883, respectively.

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

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

1. Summary of Significant Accounting Policies (cont.)

(r) Other Receivables

Included in this category are reimbursements due from agents for possible cancellation of policies, advances to agents for buyers assistance plan commissions, and receivables from sellers on contracts for services. Most of these amounts are collected within 30 days from borrowers or agents and all amounts are collected within 12 months from date of recording.

(s) Advertising

The Company expenses the costs of advertising as they are incurred. Total advertising expense for the period ending September 30, 2004 and 2003 was $2,734,942 and $2,058,337, respectively.

(t) Restricted Cash

Cash payments are made monthly to First National Bank of Phillipsburg as trustee for the Industrial Revenue Bonds. These funds are held by the trustee for payment of semi-annual interest and principal payments to bond holders on January 1st and July 1st. The amount of cash held at First National Bank of Phillipsburg at September 30, 2004 and 2003 was $29,718 and $31,635, respectively.

The Company holds insurance commissions for the special purpose entity Brooke Acceptance Company LLC for the purpose of making future loan payments and the use of these funds is restricted. The amount of commissions held at September 30, 2004 and 2003 was $395,690 and $96,449, respectively.

At September 30, 2003, the Company also held a $150,000 cash deposit made by a borrower for the purpose of making future loan payments.

(u) Business Assets

Included in other assets are unamortized costs of business assets. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization expense was $134,920 and $20,607 for the period ended September 30, 2004 and 2003, respectively.

On August 1, 2002, the Company acquired insurance agency assets operating under the trade-name of Bornstein Financial Group for an initial purchase price of $200,000. On August 8, 2003, an additional payment of $100,000 was made and the purchase price increased to $300,000. The seller is not entitled to any additional increases in purchase price based on future revenues. In accordance with paragraph 80 of APB 16, “Business Combinations,” this additional payment was recorded as a Business Asset. The balance of this business asset is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method.

As a result of the acquisition of CJD & Associates, L.L.C. on July 1, 2002, the Company recorded additional business assets of $89,583 (net of accumulated amortization of $105,880). The balance of this business asset is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method.

The Company acquired the rights to the web-site “Agencies4Sale.com” in February 2003 for $25,000. The purchase price is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method.

Brooke Corporation	18

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

1. Summary of Significant Accounting Policies (cont.)

(u) Business Assets (cont)

On February 24, 2004, the Company acquired insurance agency assets from Brent and Haeley Mowery for a purchase price of $498,628. The sellers are not entitled to any additional increases in purchase price. The balance of this business asset is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method.

On June 26, 2004, the Company acquired insurance agency assets from Pacific Coast Insurance Group for a purchase price of $2,671,881. The sellers are not entitled to any additional increases in purchase price. The balance of this business asset is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method.

(v) Securities

Included in Securities are investments in loan securitizations which represents the transfer of notes receivable by sale, to a bankruptcy-remote special purpose entity that issues asset backed notes to accredited investors. Based on management’s experience the carrying value of $17,820,260 for the marketable security approximates the fair value.

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

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

2. Notes Receivable

At September 30, 2004 and 2003, accounts and notes receivable consist of the following:

	09/30/2004	09/30/2003
Business loans	$144,324,440	$90,828,156
Less: Business loan participations	(114,368,960)	(82,209,363)
Commercial real estate loans	19,494,340	1,848,411
Less: Real estate loan participations	(16,895,635)	(1,848,411)
Loans with subsidiaries	13,380,917	46,146
Less: Subsidiaries loan participations	(13,380,917)	(46,146)
Plus: Loan participations not classified as a true sale	13,691,221	—

Total notes receivable, net	46,245,406	8,618,793
Interest earned not collected on notes *	847,198	675,752
Customer receivables	6,086,367	7,358,298
Allowance for doubtful accounts	(533,209)	—

Total accounts and notes receivable, net	$52,645,762	$16,652,843

*	The Company has a corresponding liability for interest payable to participating lenders in the amounts of $273,442 and $237,538 at September 30, 2004 and 2003, respectively.

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

The transfers that do not meet the criteria established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as secured borrowings. At September 30, 2004, these secured borrowings are recorded as notes receivable of $13,691,221. The corresponding liability is designated as payable under participation agreements of $13,691,221 on the financial statements. At September 30, 2003, there were no transfers of notes receivable classified as secured borrowings.

Of the loan participations, at September 30, 2004 and 2003, $130,954,291 and $84,103,920, respectively, were accounted for as sales because the transfers meet the criteria established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The transferred assets (i.e. notes receivable) are isolated from the Company. The participating companies obtain the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivables. In addition, the Company does not maintain control over the transferred assets and the transfer agreements do not entitle the Company or obligate the Company to repurchase or redeem the notes receivable before their maturity. Based on management’s experience the carrying value for notes receivable approximates the fair value.

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

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

On April 23, 2003, Brooke Credit Corporation sold $15,824,798 of loans to special purpose entity Brooke Acceptance Company LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold to Brooke Acceptance Company LLC, $13,350,000 of asset backed securities were issued to accredited investors by Brooke Acceptance Company LLC. Brooke Credit Corporation received servicing income of $5,539 from the primary servicer for the period ended September 30, 2004. The remaining loans sold and the interest receivable retained are recorded on the Company’s books as a security available for sale in the amount of $3,546,347.

On November 14, 2003, Brooke Credit Corporation sold $23,526,218 of loans to special purpose entity Brooke Captive Credit Company 2003, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold to Brooke Captive Credit Company 2003 LLC, $18,500,000 of asset backed securities were issued to accredited investors by Brooke Captive Credit Company 2003 LLC. Brooke Credit Corporation received servicing income of $8,581 from the primary servicer for the period ending September 30, 2004. The remaining loans sold and the interest receivables retained are recorded on the Company’s books as a security available for sale in the amount of $7,094,081.

On June 28, 2004, Brooke Credit Corporation sold $24,832,256 of loans to special purpose entity Brooke Securitization Company 2004A, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold to Brooke Securitization Company 2004A, LLC, $20,000,000 of asset backed securities were issued to accredited investors by Brooke Securitization Company 2004A, LLC. Brooke Credit Corporation received servicing income of $2,786 from the primary servicer for the period ending September 30, 2004. The remaining loans sold and the interest receivables retained are recorded on the Company’s books as a security available for sale in the amount of $7,179,832.

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

On September 30, 2004, the Company had loan participation balances of $130,954,291 (308 loan participations certificates) and loans sold to the securitization for which servicing rights and interest receivable were retained. Corresponding pre-tax gains of $2,052,094 were recorded for the period ended September 30, 2004. On September 30, 2003, the Company had loan participation balances of $84,103,920 (323 loan participation certificates) and loans sold to the securitization for which servicing rights and interest receivable were retained. Corresponding pre-tax gains of $2,315,655 were recorded for the period ended September 30, 2003. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income. Additionally,

Brooke Corporation	21

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

2. Notes Receivable (cont.)

impairment of the servicing asset is subsequently evaluated and measured. Subsequent to the initial recording at fair value, interest only receivables are measured as debt securities classified as available for sale.

Of the business and real estate loans at September 30, 2004 and 2003, $7,896,021 and $19,256,979, respectively, were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. Brooke Credit Corporation is not obligated, under any circumstances, to repurchase any loans sold to participating lenders prior to maturity or final resolution. All such recourse loans: a) have no balances more than 60 days past due; b) have adequate collateral; c) and are not in default. The expense provision associated with the Company’s recourse obligation is based on the estimated fair value of the obligation.

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

The predominant risk characteristics of the underlying loans of the Company’s servicing assets have been analyzed by management to identify how to stratify servicing assets for the purpose of evaluating and measuring impairment. The underlying loans are very similar in virtually all respects; however, management has concluded that those underlying loans with adjustable interest rates should be evaluated separately from loans with fixed interest rates. Accordingly, different key economic assumptions would be used when determining the fair value of fixed rate loans than have been used for adjustable rate loans. However, the total amount of underlying loans that are fixed rate is not material so no evaluation of fair value has been made for the fixed rate loan stratum. As such, all underlying loans are part of the same stratum and have been evaluated using the key economic assumptions identified for adjustable rate loans. No valuation allowance has been established because the fair value for the adjustable rate loan stratum is not less than the carrying amount of the servicing assets.

Although substantially all of the Company’s loans are adjustable, a discount rate has been applied to reflect the net present value of future revenue streams. As such, changes in the net present value rate, or discount rate, resulting from interest rate variations, would adversely affect the asset’s fair value.

The fair value of the interest-only strip receivable is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following table. The fair value of the interest-only strip receivable is reduced by the amount of estimated credit losses, which are calculated using the estimated credit loss percentage noted in the following table. On September 30, 2004 and 2003, the fair value of the interest-only strip receivable recorded by the Company was $2,481,235 and $2,802,247, respectively. The Company has classified the interest-only receivable asset as available for sale.

The value of the “Servicing Asset” is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the following table. On September 30, 2004 and 2003, the value of the servicing asset recorded by the Company was $1,904,897 and $1,675,423, respectively.

The value of the “Servicing Liability” is calculated by estimating the net present value of net servicing expense on loans sold using the discount rate and prepayment speeds noted in the following table. On September 30, 2004 and 2003, the value of the servicing liability recorded by the Company was $40,815 and $47,472, respectively.

Brooke Corporation	22

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

2. Notes Receivable (cont.)

At September 30, 2004, key economic assumptions used in measuring the retained interests and recourse obligations at the date of loan participation sales completed during the year were as follows (rates per annum):

	Business Loans (Adjustable Rate Stratum)*	Business Loans (Fixed-Rate Stratum)
Prepayment speed	10%	8%
Weighted average life (months)	112.65	71.01
Expected credit losses	.5%	.21%
Discount rate	8.5%	8.5%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans, the rate is adjusted annually on December 31st. Beginning in the third quarter of 2004, contract terms on new loans are adjusted monthly or daily to an index as noted above.

At September 30, 2004, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

	Business Loans (Adjustable Rate Stratum)	Business Loans (Fixed Rate Stratum)
Prepayment speed assumption (annual rate)	10%	8%
Impact on fair value of 10% adverse change	(153,079)	(1,211)
Impact on fair value of 20% adverse change	(298,694)	(2,398)
Expected credit losses (annual rate)	.5%	.21%
Impact on fair value of 10% adverse change	(74,198)	(1,556)
Impact on fair value of 20% adverse change	(147,012)	(3,113)
Discount rate (annual)	8.5%	8.5%
Impact on fair value of 10% adverse change	(213,604)	(3,979)
Impact on fair value of 20% adverse change	(429,961)	(6,687)

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

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interests in loans sold to participating lenders totaling $130,954,291 and excludes unsold loans totaling $32,554,185 and secured borrowings of $13,691,221. The above adverse changes for expected credit losses are calculated on the Company’s retained interests in loans sold with recourse to participating lenders totaling $7,896,021 and excludes unsold, non-recourse, and secured borrowing loans totaling $169,303,676.

Brooke Corporation	23

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

2. Notes Receivable (cont.)

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Retained Servicing Interest

	Adj Rate Stratum		Fixed Rate Stratum
	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$3,604,533	$3,495,978	$194,230	$192,746
Servicing expense	(620,132)	(597,107)	(181,546)	(179,045)
Discount of estimated cash flows at 8.5% rate	(1,137,327)	(1,100,967)	(5,648)	(5,748)

Carrying value of retained interests after effect of increases	1,847,074	1,797,904	7,036	7,953
Carrying value of retained interests before effect of increases	1,898,797	1,898,797	6,100	6,100

Decrease of carrying value due to increase in prepayments	$(51,723)	$(100,893)	$0	$0

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Strip Receivable, including amount carried in securities)

	Adj Rate Stratum		Fixed Rate Stratum
	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$8,065,802	$7,920,071	$251,197	$249,282
Estimated credit losses on recourse loans	(82,221)	(79,820)	(17,807)	(17,562)
Discount of estimated cash flows at 8.5% rate	(1,774,700)	(1,727,815)	(38,092)	(37,609)

Carrying value of retained interests after effect of increases	6,208,881	6,112,436	195,298	194,111
Carrying value of retained interests before effect of increases	6,310,237	6,310,237	196,509	196,509

Decrease of carrying value due to increase in prepayments	$(101,356)	$(197,801)	$(1,211)	$(2,398)

Brooke Corporation	24

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

2. Notes Receivable (cont.)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Strip Receivable, including amount carried in securities)

	Adj Rate Stratum		Fixed Rate Stratum
	10% Credit Loss Increase	20% Credit Loss Increase	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$8,217,602	$8,217,602	$253,152	$253,152
Estimated credit losses on recourse loans	(179,340)	(272,235)	(19,863)	(21,686)
Discount of estimated cash flows at 8.5% rate	(1,802,223)	(1,782,142)	(38,336)	(38,070)

Carrying value of retained interests after effect of increases	6,236,039	6,163,225	194,953	193,396
Carrying value of retained interests before effect of increases	6,310,237	6,310,237	196,509	196,509

Decrease of carrying value due to increase in credit losses	$(74,198)	$(147,012)	$(1,556)	$(3,113)

Effect of Increases in Assumed Discount Rate on Retained Servicing Interest

	Adj Rate Stratum		Fixed Rate Stratum
	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$3,719,198	$3,719,198	$195,746	$195,746
Servicing expense	(644,577)	(644,577)	(184,101)	(184,101)
Discount of estimated cash flows	(1,236,630)	(1,294,736)	(4,729)	(4,847)

Carrying value of retained interests after effect of increases	1,837,991	1,779,885	6,916	6,798
Carrying value of retained interests before effect of increases	1,898,797	1,898,797	6,100	6,100

Decrease of carrying value due to increase in discount rate	$(60,806)	$(118,912)	$(0)	$(0)

Brooke Corporation	25

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

2. Notes Receivable (cont.)

Effect of Increases in Assumed Discount Rate on Retained Interest (Strip Receivable, including amount carried in securities)

	Adj Rate Stratum		Fixed Rate Stratum
	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$8,217,602	$8,217,602	$253,152	$253,152
Estimated credit losses on recourse loans	(84,735)	(84,735)	(18,057)	(18,057)
Discount of estimated cash flows	(1,975,428)	(2,133,679)	(42,565)	(45,273)

Carrying value of retained interests after effect of increases	6,157,439	5,999,188	192,530	189,822
Carrying value of retained interests before effect of increases	6,310,237	6,310,237	196,509	196,509

Decrease of carrying value due to increase in credit losses	$(152,798)	$(311,049)	$(3,979)	$(6,687)

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

	Business Recourse Loans Sold in
	2004	2003	2002
Actual & Projected Credit Losses (%) as of:
September 30, 2004	0	0	0
December 31, 2003		0	0
December 31, 2002			0

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse as of and for the period ended September 30, 2004:

	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses***
	2004	2003	2004	2003	2004	2003
Type of Loan
Participations sold with recourse	$7,896,021	$19,256,979	$0	$0	$0	$0
Portfolio loans	46,245,406	8,618,793	0	0	0	0

Total loans managed**	$54,141,427	$27,875,772	$0	$0	$0	$0

*	Loans 60 days or more past due are based on end of period total loans.
**	Owned and participated loans in which the Company has a risk of loss.
***	Net credit losses are charge-offs and are based on total loans outstanding.

Brooke Corporation	26

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

3. Property and Equipment

A summary of property and equipment and depreciation is as follows:

	September 30, 2004	September 30, 2003
Furniture and fixtures	$1,562,590	$735,258
Office and computer equipment	1,603,931	1,971,275
Automobiles and airplanes	1,513,073	1,339,555
Building	1,270,377	1,219,717

	5,949,971	5,265,805
Less: Accumulated depreciation	(2,060,053)	(2,175,174)

Property and equipment, net	$3,889,918	$3,090,631

Depreciation expense	$362,679	$320,222

4. Bank Loans, Notes Payable, and Other Long-Term Obligations

	2004	2003
Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 6.25%. Interest rates on these notes range from 4.00% to 8.00% and maturities range from October 2004 to January 2013.	$18,537,422	$9,349,363
Line of credit. Maximum line of credit available of $2,000,000. Collateralized by notes receivable. Line of credit due September 2004. Interest rate is 4.5% with interest and principal due monthly.	2,000,000	2,000,000
DZ BANK AG Deutsche Zentral-Genossenschaltsbank line of credit. Maximum line of credit available of $50,000,000. Collateralized by notes receivable. Line of credit due August 2009. Interest rate is 1.75% with interest due monthly.	13,623,634	—
Company debt with banks. These notes are payable to banks and collateralized by various assets of the company. Interest rates on these notes range from 5.5% to 11.75%. Maturities range from January 2005 to September 2015.	24,110,456	708,787
Company automobile notes payable. The Company uses Chrysler Credit Corporation to finance the company fleet. These loans are collateralized by the automobiles financed. The interest rates range from 5.75% to 7.65%. Maturities range from October 2004 to August 2007.	241,413	209,960

Total bank loans and notes payable	58,512,925	12,268,110
Bonds and debentures payable and capital lease obligation (See Notes 5 and 6)	7,389,000	8,164,000

Total bank loans, notes payable and other long-term obligations	65,901,925	20,432,110
Less: Current maturities and short-term debt	(30,304,949)	(12,015,193)

Total long-term debt	$35,596,976	$8,416,917

Brooke Corporation	27

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

4. Bank Loans, Notes Payable, and Other Long-Term Obligations (cont.)

Three bank notes require the Company to maintain minimum financial ratios or net worth and restrict dividend payments from Brooke Credit Corporation to the Company. The other bank loans, notes payable and other long term obligations do not contain covenants that: require the Company to maintain minimum financial ratios or net worth; restrict management’s ability to pay dividends; restrict management’s ability to buy or sell assets; restrict management’s ability to incur additional debt; or contain any subjective acceleration clauses.

The note with DZ BANK AG Deutsche Zentral-Genossenschaltsbank requires the Company and Brooke Credit Corporation to maintain minimum stockholders equity. The covenants do not restrict management’s ability to pay dividends (if minimum stockholders equity is maintained) or restrict management’s ability to incur additional debt. The note is subject to up front fees which have been paid and are included in the deferred charges account. The note is also subject to recurring fees based on the use of the line of credit (monthly program fee and a non-use fee). The Company records the balance on this loan as a current obligation as the intent is to securitize the loans collateralized within twelve months.

Interest incurred on bank loans, notes payable and other long-term obligations for the period ended September 30, 2004 and 2003 is $2,118,836 and $836,977, respectively.

Short-term debt represents the DZ BANK AG Deutsche Zentral-Genossenschaltsbank line of credit, the line of credit listed in the preceding table and non-cash investing transactions utilized to purchase business assets.

Bank loans, notes payable and other long-term obligations mature as follows:

Twelve Months Ending Sept 30	Bank Loans & Notes Payable	Capital Lease	Bonds & Debentures Payable	Total
2005	$30,234,949	$70,000	$—	$30,304,949
2006	8,294,416	80,000	1,069,000	9,443,416
2007	5,193,355	80,000	4,315,000	9,588,355
2008	3,277,251	90,000	1,340,000	4,707,251
2009	3,314,084	90,000	—	3,404,084
Thereafter	8,198,870	255,000	—	8,453,870

	$58,512,925	$665,000	$6,724,000	$65,901,925

Brooke Corporation	28

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

5. Long-Term Debt, Bonds Payable

Brooke Credit Corporation offered secured bonds (series 2000F) for sale to the public in $5,000 denominations. The bonds were issued in registered form with interest payable semi-annually on January 1st and July 1st of each year. Holders of series 2000F bonds representing $4,315,000 in principal value elected to modify the terms of their bonds by extending the maturity date to July 1, 2006 and permitting the bonds to be called by Brooke Credit Corporation during the period from the original maturity date to the extended maturity date. Holders of series 2000F bonds representing the remaining $705,000 in principal value elected not to modify the terms of their bonds and were paid in full at maturity. The unmodified bonds are not callable by Brooke Credit Corporation and are not redeemable by the bondholder until maturity. Brooke Credit Corporation covenants not to incur debt or obligations superior to its obligations to bondholders.

The Company offered unsecured debentures (Series A and Series B) for sale to the public in denominations of $1,000 with a minimum purchase amount of $5,000. The bonds were issued in book-entry form and registered in the name of The Depository Trust Company or its nominee. Interest is paid semi-annually on December 1st and June 1st. The Series B debentures are callable on the third year anniversary of the issuance of the debentures. The Company used the debenture sale proceeds to acquire insurance agencies for inventory, make corporate acquisitions, purchase loan participation certificates and make short term working capital loans to insurance agents or Company subsidiaries.

The prior year comparative principal value has been adjusted to reflect the extension of the maturity date to July 1, 2006. The value was not changed in the financial statements as all was shown as a current liability in 2003.

At September 30, 2004 and 2003, the bonds and debentures payable consist of:

Series	Rate	Maturity	2004 Principal Value	2003 Principal Value
2000F Bonds	9.125%	Jul 1, 2004	$—	$705,000
2000F Bonds	9.125%	Jul 1, 2006	4,315,000	4,315,000
Series A Debentures	8.000%	Dec 1, 2005	1,069,000	1,069,000
Series B Debentures	9.250%	Dec 1, 2007	1,340,000	1,340,000

Total			$6,724,000	$7,429,000

Interest payable is $168,257 and $184,342 at September 30, 2004 and 2003, respectively.

Brooke Corporation	29

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

6. Long-Term Debt, Capital Leases

Phillips County, Kansas issued Industrial Revenue Bonds in February 2002 for the purpose of purchasing, renovating, and equipping an office building in Phillipsburg, Kansas for use as a processing center. The total bonds issued were $825,000 with various maturities through 2012. All bond proceeds have been released for payment to various contractors and building construction is complete.

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

Twelve Months Ending September 30	Capital Real Estate	Operating Real Estate	Total
2005	$117,119	$1,282,883	$1,400,002
2006	122,450	1,422,784	1,545,234
2007	117,100	1,323,422	1,440,522
2008	121,375	1,166,953	1,288,328
2009	114,906	380,590	495,496
2010	118,025	204,000	322,025
2011 and thereafter	167,538	34,000	201,538

Total minimum lease payments	878,513	$5,814,632	$6,693,145

Less amount representing interest	(213,513)

		2003
Total obligations under capital leases	665,000	$735,000
Less current maturities of obligations under capital leases	(70,000)	(70,000)

Obligations under capital leases payable after one year	$595,000	$665,000

Brooke Corporation	30

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

7. Income Taxes

The elements of income tax expense are as follows:

	September 30, 2004	September 30, 2003
Current	$2,591,782	$1,466,031
Deferred	—	159,637

	$2,591,782	$1,625,668

During 2003, the deferred tax asset decreased to zero as the result of using all net operating loss carryforwards available to the Company.

In the period ended September 30, 2004, income of $184,478 was earned in Bermuda and is excluded from the U.S. Federal Tax. Under current Bermuda law, DB Indemnity, LTD and DB Group, LTD are not required to pay any taxes in Bermuda on either income or capital gains. They have received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed they will be exempted from taxation until March 28, 2016.

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	September 30, 2004	September 30, 2003
U.S. federal statutory tax rate	34%	34%
State statutory tax rate	4%	4%
Effect of the utilization of net operating loss carryforwards	(0)%	(3)%
Miscellaneous	(5)%	(1)%

Effective tax rate	33%	34%

Reconciliation of deferred tax asset:

	2004	2003
Beginning balance, January 1	$—	$159,637
Deferred income tax expense	—	(159,637)

Balance, September 30	$—	$—

Reconciliation of deferred tax liability:

	2004	2003
Beginning balance, January 1	$188,684	$—
Accumulated other comprehensive income, unrealized gain on interest only strip receivables	68,523	137,460

Balance, September 30	$257,207	$137,460

Brooke Corporation	31

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

8. Employee Benefit Plans

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for periods ended September 30, 2004 and 2003.

9. Concentration of Credit Risk

The Company maintains cash balances at several banks. On September 30, 2004, the Company had account balances of $12,342,382 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

The Company sells participation loans to several banks. On September 30, 2004, the Company had participation loans sold of $28,472,545 to one financial institution. This represents 22% of participations sold at September 30, 2004 excluding loans sold for securitization.

10. Segment and Related Information

The Company’s three reportable segments as of and for the period ended September 30, 2004 and 2003 consisted of its Franchise Services Business, Insurance Brokerage Business and its Facilitator Services Business.

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

The table below reflects summarized financial information concerning the Company’s reportable segments for the periods ended September 30, 2004 and 2003:

2004	Franchise Services Business	Insurance Brokerage Business	Facilitator Services Business	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$41,922,480	$4,795,083	$—	$—	$46,717,563
Policy fee income	—	1,522,511	—	—	1,522,511
Insurance premiums earned	—	269,802	—	—	269,802
Interest income	33,849	27,421	3,873,673	(775,653)	3,159,290
Gain on sale of notes receivable	—	—	1,822,721	—	1,822,721
Seller consulting fees	—	—	3,911,239	—	3,911,239
Initial franchise fee	—	—	6,155,000	—	6,155,000
Buyer consulting fees	—	—	5,138,288	—	5,138,288
Gain on sale of businesses	—	—	3,156,555	—	3,156,555
Gain on extinguishment of debt	—	—	57,485	—	57,485
Interest expense	1,534,986	99,275	484,575	—	2,118,836
Commissions expense	32,342,750	2,217,525	—	—	34,560,275
Insurance loss and loss expense incurred		13,355	—	—	13,355
Depreciation and amortization	839,519	227,340	675,491	—	1,742,350
Segment assets	22,656,849	11,493,060	78,227,642	(7,495,368)	104,882,183
Expenditures for segment assets	723,016	615	—	—	723,631

Brooke Corporation	32

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

10. Segment and Related Information (cont.)

2003	Franchise Services Business	Insurance Brokerage Business	Facilitator Services Business	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$29,674,490	$4,555,336	$—	$—	$34,229,826
Policy fee income	—	346,640	—	—	346,640
Interest income	—	14,081	1,758,691	(475,511)	1,297,261
Gain on sale of notes receivable	—	—	2,315,655	—	2,315,655
Seller consulting fees	—	—	3,610,545	—	3,610,545
Buyer consulting fees	—	—	6,673,130	—	6,673,130
Loss on sale of businesses	—	—	251,076	—	251,076
Gain on extinguishment of debt	—	—	5,000	—	5,000
Interest expense	339,905	—	497,072	—	836,977
Commissions expense	24,404,732	1,762,514	—	—	26,167,246
Depreciation and amortization	491,660	83,799	420,194	—	995,653
Segment assets	15,793,180	4,542,396	26,716,882	(7,500,361)	39,552,097
Expenditures for segment assets	1,118,985	18,331	—	—	1,137,316

Profit (Loss)	September 30, 2004	September 30, 2003
Franchise Services profit	$7,239,074	$4,438,193
Insurance Brokerage profit	4,057,322	3,069,774
Facilitator Services profit	22,179,242	13,221,320

Total segment profit	33,475,638	20,729,287
Unallocated amounts:
Other income	156,861	39,900
Other corporate expenses	(25,825,134)	(15,975,700)

Income before income taxes	$7,807,365	$4,793,487

Brooke Corporation	33

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

11. Related Party Information

On May 15, 2000, Robert Orr, CEO of Brooke Corporation, Leland Orr, President and CFO of Brooke Corporation, Michael Hess, President of CJD & Associates, LLC, and Shawn Lowry, President of Brooke Franchise Corporation, each personally guaranteed repayment of a Brooke Credit Corporation loan to Austin Agency, Inc., Brownsville, Texas and each received 6.25% of the outstanding stock of Austin Agency, Inc. as consideration. On September 30, 2004, the Company’s total loss exposure related to this loan was zero because the entire loan balance of $849,358 was sold without recourse to unaffiliated lenders.

Robert D. Orr and Leland G. Orr own 100% of the voting stock of GI Agency, Inc. Although GI Agency was a franchise agent for the Company in previous years, it is not currently a franchise agent and its business operations do not include insurance sales. On September 30, 2004, the Company’s total loss exposure related to loans made by Brooke Credit Corporation to GI Agency was $133,366 as $2,182,847 of the $2,316,213 outstanding principal loan balances were sold without recourse to unaffiliated lenders.

Robert D. Orr and Leland G. Orr own a controlling interest in Brooke Holdings, Inc. which owned 63.07% of the Company’s common stock at September 30, 2004.

Shawn Lowry and Michael Lowry, President of Brooke Credit Corporation, are the co-members of First Financial Group, L.C. Kyle Garst, an officer of Brooke Franchise Corporation, is the sole manager and sole member of American Financial Group, L.C. On June 1, 2001, First Financial Group, L.C., guaranteed 65% of a Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas and received a 15% profit interest in Palmer, L.L.C. as consideration. The loan was originated on June 1, 2001 and is scheduled to mature on September 1, 2011. As of September 30, 2004, $592,446 of the outstanding loan principal balance of $609,170 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $354,605, which is the recourse obligation of $337,881 by Brooke Credit Corporation on a loan participation balance and the retained principal balance of $16,724.

On October 15, 2001 American Financial Group, L.C. and First Financial Group, L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.5% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014. As of September 30, 2004 the entire loan principal balance of $376,716 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $259,301 of the loan participation balances.

Anita Larson, an officer and the general counsel of Brooke Corporation, is married to John Arensberg, a partner in Arensberg Insurance of Overland Park, Kansas. The Company and Arensberg Insurance entered into a franchise agreement on April 1, 1998 pursuant to which Arensberg Insurance participates in the Company’s franchise program. As of September 30, 2004, Brooke Credit Corporation had two loans outstanding to Arensberg Insurance with a principal balance of $364,574, of which $362,110 was sold to unaffiliated lenders. The loans were made on substantially the same terms and conditions as provided to other agents and is scheduled to mature on October 15, 2004 and October 1, 2009. The Company’s exposure to loss totals $125,699, which is the recourse obligation of $123,235 by Brooke Credit Corporation on loan participation balances and the retained principal balance of $2,464.

Anita Lowry is a sister to Robert D. Orr and Leland G. Orr and the mother of Shawn Lowry and Michael Lowry and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. The Company and American Heritage Agency, Inc. entered into a franchise agreement on February 28, 1999 pursuant to which American Heritage Agency, Inc. participates in the Company’s franchise program. As of September 30, 2004, Brooke Credit Corporation had two loans outstanding to American Heritage Agency with total principal balances of $669,315, of which $639,410 were sold to unaffiliated lenders. All such loans were made on substantially the same terms and conditions as provided to other agents and are scheduled to mature on June 15, 2016. The Company’s exposure to loss equals the retained principal balances of $29,905.

Brooke Corporation	34

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

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

On August 1, 2002, the Company acquired insurance agency assets operating under the trade-name of Bornstein Financial Group for an initial purchase price of $200,000. On August 8, 2003, an additional payment of $100,000 was made and the purchase price increased to $300,000. The seller is not entitled to any additional increases in purchase price based on future revenues. In accordance with paragraph 80 of APB 16, “Business Combinations”, this additional payment was recorded as a Business Asset as disclosed in footnote 1 (u). The Company operates this business asset under Brooke Life and Health, Inc. The entity sells annuities using a seminar based sales approach.

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

On March 31, 2004, the Company acquired 100% of the outstanding shares of All Drivers, Inc. from David Lopez for a purchase price of $1,345,000. On September 29, 2004 the Company sold 100% of the outstanding shares of All Drivers, Inc. to a franchise for a total purchase price of $2,025,300. The franchise operates this agency as Brooke Auto Insurance, a property and casualty insurance agency specializing in auto insurance.

On May 27, 2004, the Company acquired 100% of the outstanding shares of Marshall’s Auto Insurance, Inc. and Old Bank Building Insurance Agency, Inc. from Taylor Marshall and 100% of the outstanding shares of A Plus Insurance Agency, Inc. from Taylor Marshall and Colleene O’Ferrell for a purchase price of $859,313. On September 29, 2004 the Company sold 100% of the outstanding shares of Marshall’s Auto Insurance, Old Bank Building Insurance Agency, Inc., and A Plus Insurance Agency, Inc. to a franchise for a total purchase price of $1,199,700. The franchise operates this agency as Brooke Auto Insurance, a property and casualty insurance agency specializing in auto insurance.

On January 30, 2004, the Company acquired insurance agency assets from Total Budget Insurance Services, Inc. for a purchase price of $1,576,828. On August 30, 2004 the Company sold the agency assets of Total Budget Insurance Services, Inc. to a franchise for a total purchase price of $2,308,399. On February 27, 2004, the Company acquired insurance agency assets from Budget-1 Insurance Agency, Inc. for a purchase price of $633,000. On July 29, 2004 the Company sold the agency assets of Budget-1 Insurance Agency, Inc. to a franchise for a total purchase price of $997,500. On March 1, 2004, the Company acquired insurance agency assets from James Ahlin for a purchase price of $844,957. On September 29, 2004, the Company sold the agency assets of James Ahlin to a franchise for a total

Brooke Corporation	35

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

12. Acquisitions and Divestitures (cont.)

purchase price of $1,156,000. These franchises operate the agencies as Brooke Auto Insurance, a property and casualty insurance agency specializing in auto insurance.

On February 24, 2004, the Company acquired insurance agency assets from Brent and Haeley Mowery for a purchase price of $498,628. On June 26, 2004, the Company acquired insurance agency assets from Pacific Coast Insurance Group for a purchase price of $2,671,881. The purchase price for these acquisitions has been allocated to Business Assets as disclosed in footnote 1 (u). The sellers are not entitled to any additional increase in purchase price. The Company operates these acquisitions as Brooke Auto Insurance, property and casualty insurance agencies, specializing in auto insurance.

13. Stock-Based Compensation

The Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of No. 123, “Accounting for Stock-Based Compensation”:

2004
Net income:
As reported	$5,215,583
Pro forma	5,010,888
Basic earnings per share:
As reported	.54
Pro forma	.52
Diluted earnings per share:
As reported	.51
Pro forma	.49

The fair value of the options granted during 2003 and 2004 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

	2004
Expected term	2	yrs.
Expected stock volatility	30%
Risk-free interest rate	5%
Dividend	1%
Fair value per share	$.57

The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under a shareholder-approved plan. Pursuant to resolutions dated February 18, 2003 and April 22, 2004, the Compensation Committee of the Board of Directors adjusted the number of shares authorized for issuance under the 2001 Compensatory Stock Option Plan pursuant to the anti dilution provisions of the Plan. Accordingly, as of September 30, 2004 the Brooke Corporation 2001 Compensatory Stock Option Plan authorizes the issuance of up to 1,080,000 shares of the Company’s common stock, for use in paying incentive compensation awards in the form of stock options. Unless otherwise required by law, the options are granted at fair value at the date of grant and, except for stock options awarded to selected officers and directors, become partially exercisable immediately. The options expire five to ten years from the date of grant. At September 30, 2004, there were 409,820 additional shares available for granting stock options under the stock plan.

Brooke Corporation	36

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

13. Stock-Based Compensation (cont.)

	Shares Under Option	Weighted Average Exercise Price
Outstanding, Jan. 1, 2004	643,440	$2.84
Granted	16,000	—
Exercised	(45,670)	2.09
Relinquished	—	—
Terminated and expired	(45,420)	2.09

Outstanding September 30, 2004	568,350	$3.08

90,950 options to purchase shares were exercisable at September 30, 2004. The following table summarizes information concerning outstanding and exercisable options at September 30, 2004.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.21 – $9.45	568,350	2	$3.08	90,950	$2.10

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

There are no intangible assets with indefinite useful lives as of September 30, 2004, and September 30, 2003. The intangible assets with definite useful lives have a value of $9,254,527 and $4,674,289 as of September 30, 2004, and September 30, 2003, respectively. Of these assets $1,904,897 and $1,675,423 are recorded as a servicing asset on the balance sheet. The remaining assets are included in “Other Assets” on the balance sheet. Amortization expense was $1,379,671 and $675,431 for the periods ended September 30, 2004 and 2003, respectively.

Brooke Corporation	37

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

15. Supplemental Cash Flow Disclosures

	2004	2003
Supplemental disclosures:
Cash paid for interest	$1,296,212	$478,184

Cash paid for income tax	$2,791,769	$300,000

Business inventory increased from September 30, 2003 to September 30, 2004. During the periods ending September 30, 2004 and 2003, the statements of cash flows reflect the purchase of businesses into inventory totaling $13,720,740 and $9,260,171, respectively, and the sale of businesses from inventory totaling $21,010,367 and $15,814,873, respectively. During the periods ending September 30, 2004 and 2003, net cash of $7,289,627 and $6,554,702, respectively, was provided by the Company’s business inventory activities because $9,192,027 and $6,518,982, respectively, of the purchase price of business inventory was provided by sellers per table below.

	September 30, 2004	September 30, 2003
Purchase of business inventory	$(13,720,740)	$(9,260,171)
Sale of business inventory	21,010,367	15,814,873

Net cash provided from sale of business inventory	7,289,627	6,554,702
Cash provided by sellers of business inventory	(9,192,027)	(6,518,982)

(Increase) decrease in inventory on balance sheet	$(1,902,400)	$35,720

16. Statutory Requirements

DB Indemnity, LTD is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $120,000, a percentage of outstanding losses or a given fraction of net written premiums. At September 30, 2004 the Company is required to maintain a statutory capital and surplus of $120,000. Actual statutory capital and surplus is $900,757 and $300,886 as of September 30, 2004, and 2003, respectively. Of the actual statutory capital and surplus $538,311 and $188,311 is fully paid up share capital and contributed surplus as of September 30, 2004, and 2003, respectively. Accordingly all of the retained earnings is available for payment of dividends to shareholders.

DB Indemnity, LTD is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets are not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and deposits, investment income accrued and insurance balances receivable. Certain categories of assets do not qualify as relevant assets under the statute. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities.

DB Indemnity, LTD was required to maintain relevant assets of at least $431,834 and $120,000 at September 30, 2004, and 2003 respectively. At September 30, 2004 and 2003, relevant assets were $1,476,536 and $360,000, respectively. The minimum liquidity ratio was therefore met.

Brooke Corporation	38

Brooke Corporation

Notes to Consolidated Financial Statements

(unaudited)

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

17. Contingencies

The Company has guaranteed the payment of a promissory note in the amount of $500,000 to Christopher W. Roussos and Karen M. Roussos on behalf of Dixon Family Funerals, Inc. Payment of the promissory note is due at maturity, on February 27, 2005.

18. Subsequent Events

On October 12, 2004, the Company borrowed $8,500,000 from Brooke Credit Corporation for the purpose of working capital needs. The loan has been 100% participated to unaffiliated lenders. The loan matures on October 15, 2011, with interest adjustable annually at 2% above New York prime. The interest rate at October 29, 2004 was 7%.

19. Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

Brooke Corporation	39

Brooke Corporation

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Forward-Looking Information

The discussion by Brooke Corporation (the “Company”) of its financial condition, operating results and plan of operation includes forward-looking statements that are necessarily based upon currently available information, expectations, estimates, and projections regarding the Company, the industries and markets in which its subsidiaries operate, and the assumptions and beliefs of its management. Forward-looking statements speak as of the date on which they are made, involve certain risks, are not guarantees of future performance, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company’s control, and are subject to change. Therefore, actual outcomes and results could materially differ from what is expressed, implied or forecast in these forward-looking statements. The Company’s expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including, without limitation, management’s examination of historical operating trends, data contained in the Company’s records, and data available from first parties. However, there can be no assurance that management’s expectations, beliefs or projections will occur or be achieved or accomplished.

Forward-looking statements include statements concerning plans, objectives, goals, strategies, expectations, future events or performance, underlying assumptions and other statements that are not statements of historical facts. Words such as “believe,” “will,” “plan,” “expect,” “estimate,” “approximate,” “forecast,” “target,” “anticipate,” “project,” “remain,” “intend,” variations of such words, and similar expressions may identify such forward-looking statements.

The foregoing cautionary statements are made for the purpose of taking advantage of any defenses that may exist under the law, including, without limitation, common law.

GAAP and Non-GAAP Financial Measures

GAAP refers to accounting principles generally accepted in the United States. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, management discusses financial measures in accordance with GAAP and also on a non-GAAP basis. A non-GAAP financial measure is a numerical measure of financial performance that excludes or includes amounts included or excluded from the most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles. Management believes non-GAAP measures aid in the analysis and comparability of its financial results. Non-GAAP financial measures presented herein primarily relate to management’s efforts to identify the Company’s exposure to operating losses in the event that new franchise units are not added and the associated revenues from non-recurring initial franchise/consulting fees not recorded. These non-GAAP financial measures include recurring revenues, recurring expenses, the ratio of recurring revenues to recurring expenses, non-recurring revenues and the ratio of gain on loan sales to net interest revenues.

General

The Company’s primary business activity is insurance sales and most of the Company’s revenues are generated from commissions paid on the sale of insurance. Commission revenues typically represent a percentage of insurance premiums paid by policyholders. Premium amounts and commission percentage rates are established by insurance companies, so the Company has little or no control of the commission amount generated from the sale of a specific insurance policy. The Company’s businesses also include consulting with, and lending to, businesses that sell insurance. Unlike commission revenues, consulting fees and lending interest rates are typically set by the Company, although competitive forces are important limiting factors when establishing rates.

Brooke Corporation	40

Brooke Corporation

The Company was founded on the belief that local business ownership, with the associated opportunity for wealth creation, is the ultimate tool for rewarding performance and motivating sales professionals. This principle appears well suited to insurance professionals and the Company’s clientele currently consists of insurance agencies and businesses that are related to insurance sales such as financial practices and funeral homes. However, the Company believes that this principle may also apply to businesses in other industries, such as elective healthcare services, where local ownership, salesmanship and marketing are important.

The Company has developed a franchise system because it believes that locally owned businesses improve productivity. The Company tries to apply these same general principles to its corporate structure by organizing the Company into smaller autonomous units. As such, the following three operating subsidiaries have been established through which virtually all of the Company’s business activities are conducted and the Company continues to review its structure to create an organization that promotes flexibility, accountability and entrepreneurship.

Franchise Operating Subsidiary Most of the Company’s revenues are from sales commissions paid to the Company’s franchise subsidiary by insurance companies for the sale of insurance policies on a retail basis through exclusive franchisees. The Company primarily relies on the recruitment of additional franchisees to increase retail insurance commission revenues. The Company’s franchisees specialize in general insurance sales, auto insurance sales, life insurance sales (financial services) or final expense insurance sales (funeral homes). The Company’s franchise subsidiary also consults with business sellers, franchise buyers, franchise startups and business lenders.

Brokerage Operating Subsidiary The Company also generates revenues from sales commissions paid to the Company’s brokerage subsidiary by insurance companies for the sale of insurance policies on a wholesale basis through non-exclusive broker agents. The Company primarily relies on the recruitment of additional broker agents to increase wholesale commission revenues.

Lending Operating Subsidiary The Company’s finance subsidiary generates most of its revenues from interest margins resulting from the origination of loans to the Company’s franchisees and from gains on the sale of franchisee loans. The finance subsidiary funds its loan portfolio primarily through the sale of loan participation interests to other lenders, commercial bank loans secured by loan assets and the sale of securities, backed by loan assets, to accredited investors. During 2004 the Company secured a $50,000,000 line of credit with DZ Bank AG Deutsche Zentral-Genossenschaftsbank and sold a $20,000,000 issue of asset backed securities. In 2003, the Company sold two issues of asset backed securities totaling $31,850,000.

“40N4” Initiative In 2003 the Company set a long term objective of gradually increasing net earnings to $40,000,000 in four years. This long term objective is identified by the “40N4” corporate slogan. This “40N4” objective makes no reference to earnings per share objectives and was therefore not established for the purpose of persuading investors to purchase the Company’s stock or to otherwise provide guidance to investors. The purpose of the “40N4” initiative was to create a general corporate philosophy and general decision making environment that promotes long-term and consistent profitability. Another purpose of the “40N4” initiative was to provide a specific goal that would rally employees and provide them with specific benchmarks for measuring progress. These January 1, 2007 benchmarks include: recurring revenues exceeding monthly recurring expenses, non-recurring facilitator revenues averaging more than $5,000,000 each month, new additional franchise units averaging more than 30 each month and gain on loan sales averaging less than 40% of net interest revenue.

Industry Compliance Developments The Company has closely followed recent industry developments regarding the relationships of large insurance brokerage firms with their clients. The Company’s 2003 annual report included a CEO letter which outlined how the Company believes its business model and clientele are different from other large insurance brokerage firms. Perhaps most significantly, the Company does not typically have any direct contact with policyholders or consumers because it sells insurance on a retail basis through local franchisees and on a wholesale basis through local brokers.

Brooke Corporation	41

Brooke Corporation

Results of Operation for the Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

The Company incurred a net profit of $1,407,342 or $.14 per diluted share in the third quarter of 2004, compared to a net profit of $821,890 or $.08 per diluted share in the third quarter of 2003. Net profits have increased primarily because a significant share of the Company’s increasing revenues result from the sale of consulting and lending services which typically have larger profit margins than those generated by the Company’s insurance activities.

Total Company operating revenues were $26,169,938 in the third quarter of 2004 compared to $17,724,907 in the third quarter of 2003. This represents an increase in total operating revenues of approximately 48% from the comparable period in the prior year. The increase in operating revenues for the third quarter of 2004 is attributable to an increase in insurance commissions from continued expansion of the Company’s insurance agency operations and the associated consulting fees. .

Payroll expenses were $5,418,221 in the third quarter of 2004 compared to $2,899,666 in the third quarter of 2003, which is an increase of approximately 87%. Payroll expenses increased primarily as a result of the Company’s expansion of its insurance agency operations, the opening of additional service/sales centers and the acquisition of Texas All Risk General Agency. Payroll expenses as a percentage of total operating revenue were approximately 21% in the third quarter of 2004 compared to approximately 16% in the third quarter of 2003.

Other operating expenses also increased primarily as a result of the Company’s expansion of its insurance agency operations, the opening of additional service/sales centers and the acquisition of Texas All Risk General Agency. Other operating expenses were $5,241,777 in the third quarter of 2004, compared to $3,426,899 in the third quarter of 2003 which is an increase of approximately 53%. Other operating expenses as a percentage of total operating revenue were approximately 20% in the third quarter of 2004 compared to approximately 19% in the third quarter of 2003.

Bond interest expense incurred by the Company’s finance company subsidiary is considered by the Company to be an operating expense because these funds are used to partially fund the Company’s lending activities. Bond interest expense was $150,802 in the third quarter of 2004 compared to $168,079 in the third quarter of 2003. This represents a decrease in bond interest of approximately 10%. This decrease is attributable to the retirements of bonds.

Interest expense, other than bond interest expense, is considered by the Company to be a non-operating expense. Interest expense was $710,660 in the third quarter of 2004 compared to $130,606 in the third quarter of 2003. This represents an increase in interest expense of approximately 444%. Interest expense increased in the third quarter of 2004 as a result of increased Company debt to commercial banks, increased Company debt to sellers and establishment of the Company’s line of credit loan with DZ Bank AG Deutsche Zentral-Genossenschaftsbank. This interest expense comparison excludes interest expense paid to participating lenders by the Company’s finance company because all such interest is recorded as a reduction from interest income.

Depreciation expense was $120,750 in the third quarter of 2004 compared to $114,675 in the third quarter of 2003, which is an increase of approximately 5%. Depreciation expense increased primarily as a result of the Company’s acquisition of equipment associated with Texas All Risk General Agency and the acquisition of assets associated with expansion of insurance operations including the opening of additional service/sales centers.

Amortization expense was $529,953 in third quarter of 2004 compared to $274,674 in the third quarter of 2003, which is an increase of approximately 93%. Amortization expenses increased more in the third quarter of 2004 than in the third quarter of 2003 primarily as a result of the amortization of the Company’s loan servicing asset, contract database cost in excess of book value associated with the acquisition of Texas All Risk General Agency and agency assets associated with the acquisition of several auto insurance agencies.

Brooke Corporation	42

Brooke Corporation

The accounts and notes receivable asset category is comprised of franchise/customer receivable balances, notes receivable balances and accrued interest on notes receivables. Franchise/customer receivables were $6,086,367 and $7,358,298 on September 30, 2004, and 2003, respectively. This represents a decrease in franchise/customer receivables of approximately 17%. Franchise/customer receivables decreased primarily due to an increase in notes receivables due from franchises. Notes receivables were $46,245,406 and $8,618,793 on September 30, 2004 and 2003, respectively. This represents an increase in notes receivables of approximately 437%. The increase in notes receivables in the third quarter of 2004 is primarily attributable to financing of loans using the Company’s line of credit with DZ Bank AG Deutsche Zentral-Genossenschaftsbank and the sale of participation loans not classified as true sales. Accrued interest was $847,198 and $675,752 on September 30, 2004 and 2003, respectively. This represents an increase in accrued interest of approximately 25%. Accrued interest increased primarily as a result of an increase in the Company’s loan portfolio. A loss allowance was made for the Company’s long-term loss exposure related to its recourse liability on loans sold to participating lenders. A loss allowance was also made for the Company’s loss exposure to franchise/customer receivables (See Facilitator Services Segment). All of the Company’s notes receivables are held for sale and typically sold within a short period of time.

Other receivables were $1,314,317 and $818,212 on September 30, 2004 and 2003, respectively. This represents an increase in other receivables of approximately 61%. This increase is primarily attributable to the commission refund reserve account and corresponding receivable resulting from the acquisition of Texas All Risk General Agency.

Prepaid expenses were $265,618 and $154,682 on September 30, 2004 and 2003, respectively. This represents an increase in prepaid expenses of approximately 72%. The prepaid expense asset category consists of expenses attributable to E&O insurance and health insurance premiums that are applicable to future periods.

Deferred charges were $891,030 and $342,179 on September 30, 2004 and 2003, respectively. This represents an increase in deferred charges of approximately 160%. This increase is attributable to the costs associated with the Company’s line of credit loan from DZ BANK AG Deutsche Zentral-Genossenschaftsbank. These costs are amortized over a period ending at line of credit loan maturity. The deferred charges asset category also consists of expenses attributable to the sale of the Company’s public offering of bonds and debentures that are amortized over a period ending at bond or debenture maturity.

Accounts payable were $6,266,176 and $5,227,008 on September 30, 2004 and 2003, respectively. This represents an increase in accounts payable of approximately 20%. The accounts payable liability category is comprised of producer payables, payroll payables and other accrued expenses. The increase in payables results from expansion of the Company’s operations and an accrual for estimated commission expense due producers that increases as the Company’s insurance commissions increase.

Premiums payable to insurance companies were $8,625,593 and $5,883,572 on September 30, 2004 and 2003, respectively. This represents an increase in premiums payable of approximately 47%. This increase is primarily a result of the Company’s expansion of its insurance agency operations and the acquisition of Texas All Risk General Agency.

Brooke Corporation	43

Brooke Corporation

Management believes that non-GAAP measurements for recurring revenues, recurring expenses, non-recurring revenues and net interest revenues aid in the analysis and comparability of its financial results. The following are reconciliation of these non-GAAP financial measures to GAAP operating income for the three months ended September 30, 2004 and 2003, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 2004	GAAP OPERATING INCOME MEASUREMENT	NON-GAAP RECURRING REVENUES MEASUREMENT	NON-GAAP RECURRING EXPENSES MEASUREMENT	NON-GAAP NON- RECURRING REVENUES MEASUREMENT	NON-GAAP NET INTEREST REVENUES MEASUREMENT
Insurance commissions	$15,528,996	$15,528,996
Interest income (net)	1,282,272	1,282,272			1,282,272
Seller consulting fees	1,183,250			1,183,250
Gain (loss) on sale of businesses	2,755,009			2,755,009
Initial franchise fees	2,970,000			2,970,000
Buyer consulting fees	1,848,284			1,848,284
Gain (loss) on sale of notes receivable	(125,675)
Gain (loss) on extinguishment of debt	33,402			33,402
Insurance premiums earned	1,455	1,455
Policy fee income	644,631	644,631
Other income	48,314	48,314
SUBTOTAL	26,169,938	17,505,668	0	8,789,945	1,282,272
Commissions expense	11,872,731	11,872,731
Payroll expense	5,418,221		5,418,221
Depreciation and amortization	650,703		650,703
Insurance loss and loss expense incurred	(16,645)	(16,645)
Other operating expenses	5,241,777		5,241,777
Bond interest expense	150,802	150,802			150,802
SUBTOTAL	23,317,589	12,006,888	11,310,701	0	150,802
NET	$2,852,349	$5,498,780	$(11,310,701)	$8,789,945	$1,131,470

Brooke Corporation	44

Brooke Corporation

THREE MONTHS ENDED SEPTEMBER 30, 2003	GAAP OPERATING INCOME MEASUREMENT	NON-GAAP RECURRING REVENUES MEASUREMENT	NON-GAAP RECURRING EXPENSES MEASUREMENT	NON-GAAP NON- RECURRING REVENUES MEASUREMENT	NON-GAAP NET INTEREST REVENUES MEASUREMENT
Insurance commissions	$11,790,527	$11,790,527
Interest income (net)	474,155	474,155			474,155
Seller consulting fees	1,731,135			1,731,135
Gain (loss) on sale of businesses	251,703			251,703
Initial franchise fees	—			—
Buyer consulting fees	2,433,528			2,433,528
Gain (loss) on sale of notes receivable	902,023
Gain (loss) on extinguishment of debt	—			—
Insurance premiums earned	—	—
Policy fee income	138,620	138,620
Other income	3,216	3,216
SUBTOTAL	17,724,907	12,406,518	0	4,416,366	474,155
Commissions expense	9,471,260	9,471,260
Payroll expense	2,899,666		2,899,666
Depreciation and amortization	389,349		389,349
Insurance loss and loss expense incurred	—	—
Other operating expenses	3,426,899		3,426,899
Bond interest expense	168,079	168,079			168,079
SUBTOTAL	16,355,253	9,639,339	6,715,914	0	168,079
NET	$1,369,654	$2,767,179	$(6,715,914)	$4,416,366	$306,076

Using the above reconciliations, for the three months ended September 30, 2004, GAAP operating profits totaled $2,852,349 and GAAP operating revenues totaled $26,169,938 resulting in an operating profits ratio of 11%. Comparatively, for the three months ended September 30, 2003, GAAP operating profits totaled $1,369,654 and GAAP operating revenues totaled $17,724,907 resulting in an operating profits ratio of 8%.

The ratio of recurring revenues to recurring expenses is a non-GAAP financial measure important to the Company because it helps identify the Company’s exposure to operating losses in the event that franchise units are not added and the associated non-recurring initial franchise/consulting fees not recorded. For the purposes of this analysis, recurring revenues and recurring expenses have been defined by the Company as follows. Recurring revenues, a non-GAAP financial measure, are net interest income, net franchise commissions, net brokerage commissions and net brokerage underwriting profits. Because net revenues are used to calculate recurring revenues, gross commission income, gross interest income and gross insurance premium income are reduced by the corresponding amount of commission expense, bond/participation interest expense and insurance claims. Excluded from recurring revenues are non-recurring revenues (see Facilitator Services Segment section) including initial franchise fees, seller fees, gains on sales of businesses, gains on extinguishment of debt and buyers fees. Recurring revenues are generally considered by management to be those revenues that are reasonably likely to be recorded in the

Brooke Corporation	45

Brooke Corporation

next year if no additional franchise units were added. Recurring expenses are payroll, other operating expenses and depreciation and amortization. Excluded from recurring expenses are commission expense, bond interest expense and insurance losses because these expenses have been netted against the corresponding revenue. Recurring expenses are generally considered by management to be those expenses that are reasonably likely to be incurred in the next year if no additional franchise units were added. Using the above reconciliations, in the third quarter of 2004, recurring revenues totaled $5,498,780 and recurring expenses totaled $11,310,701 for a recurring revenues ratio of 49%. Comparatively, in the third quarter of 2003, recurring revenues totaled $2,767,179 and recurring expenses totaled $6,715,914 for a recurring revenues ratio of 41%.

The amount of non-recurring revenues is another non-GAAP financial measure important to the Company because the Company’s profitability is largely determined by the amount of non-recurring revenues resulting from adding additional franchise units. For the purposes of this analysis, non-recurring revenues have been defined as initial franchise fees, seller fees, gains on sales of businesses, gains on extinguishment of debt and buyer fees. Specifically excluded from non-recurring revenues are gains on loan sales because these revenues are non-cash and management plans to reduce the relative share of revenues from gains on loan sales. Non-recurring revenues are generally considered by management to be those revenues that are dependent on adding additional franchise units. Using the above reconciliations, in the third quarter of 2004, non-recurring revenues totaled $8,789,945, an average of $2,929,982 each month. Comparatively, in the third quarter of 2003, non-recurring revenues totaled $4,416,366, an average of $1,472,122 each month. The increase in non-recurring revenues is primarily attributable to the increase in the gain on sale of businesses and initial franchise fees.

The ratio of gain on sales of notes receivable to net interest revenues is another non-GAAP financial measure important to the Company because it measures the Company’s success in decreasing the relative amount of revenues recorded from gains on sales of notes receivables that are non-cash revenues based on management’s assumptions. Using the above reconciliations, in the third quarter of 2004, revenues from gains on sales of notes receivable totaled ($125,675) and net interest revenues totaled $1,131,470. Because a loss was recorded from the sale of notes receivable, the ratio of gain on sale of notes receivables to net interest revenues is not considered meaningful, but the loss is indicative of a reduction in revenues from gain on sale of notes receivable. Comparatively, in the third quarter of 2003, revenues from gains on sales of notes receivable totaled $902,023 and net interest revenues totaled $306,076 for a ratio of 295%.

Results of Operation for the Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

The Company’s consolidated results of operations have been significantly impacted by the Company’s expansion of territory and personnel in recent years. Revenues are expected to continue to increase in 2004 as a result of the foregoing.

The Company incurred a net profit of $5,215,583 or $.51 per diluted share for the nine months ended September 30, 2004, compared to a net profit of $3,167,819 or $.30 per diluted share for the comparable period in 2003. Net profits have increased primarily because a significant share of the Company’s increasing revenues result from the sale of consulting and lending services which typically have larger profit margins than those generated by the Company’s insurance activities.

Total Company operating revenues were $72,067,315 for the nine months ended September 30, 2004 compared to $48,769,033 for the same period in 2003. This represents an increase in total operating revenues of approximately 48% from the comparable period in the prior year. The increase in operating revenues for the third quarter of 2004 is attributable to an increase in insurance commissions. However, fees from consulting and other facilitator activities also increased. These increases are primarily the result of the Company’s continued expansion of its insurance agency operations and the associated consulting fees.

Payroll expenses were $14,345,395 for the nine months ended September 30, 2004 compared to $8,136,500 for the same period in 2003, which is an increase of approximately 76%. Payroll expenses as a

Brooke Corporation	46

Brooke Corporation

percentage of total operating revenue were approximately 20% for the nine months ended September 30, 2004 compared to approximately 17% for the comparable period in 2003. Payroll expenses increased primarily as a result of the Company’s expansion of its insurance agency operations, the opening of additional service/sales centers and the acquisition of Texas All Risk General Agency.

Other operating expenses were $11,479,739 for the nine months ended September 30, 2004 compared to $7,839,170 for the same period in 2003, which is an increase of approximately 46%. Other operating expenses as a percentage of total operating revenue were approximately 16% for the nine months ended September 30, 2004 compared to approximately 16% for the comparable period in 2003. Other operating expenses also increased primarily as a result of the Company’s expansion of its insurance agency operations, the opening of additional service/sales centers and the acquisition of Texas All Risk General Agency.

Bond interest expense was $484,575 for the nine months ended September 30, 2004 compared to $497,072 for the same period in 2003, which is a decrease of approximately 3%. Bond interest expense incurred by the Company’s finance company subsidiary is considered by the Company to be an operating expense because these funds are used to partially fund the Company’s lending activities. This decrease is attributable to the retirement of bonds.

Interest expense was $1,634,261 for the nine months ended September 30, 2004 compared to $339,905 for the same period in 2003. This represents an increase in interest expense of approximately 381%. Interest expense increased in the nine months ended September 30, 2004 as a result of increased Company debt to commercial banks, increased Company debt to sellers and establishment of the Company’s line of credit loan with DZ BANK AG Deutsche Zentral-Genossenschaftsbank. This interest expense comparison excludes interest expense paid by the Company’s finance company subsidiary because all such interest is recorded as a reduction from interest income.

Depreciation expense was $362,679 for the nine months ended September 30, 2004 compared to $320,222 for the same period in 2003, which is an increase of approximately 13%. Depreciation expense increased primarily as a result of the Company’s acquisition of equipment associated with Texas All Risk General Agency and the acquisition of assets associated with expansion of insurance operations including the opening of additional service/sales centers.

Amortization expense was $1,379,671 for the nine months ended September 30, 2004 compared to $675,431 for the same period in 2003, which is an increase of approximately 104%. Amortization expenses increased primarily as a result of the amortization of the Company’s loan servicing asset, contract database, cost in excess of book value associated with the acquisition of Texas All Risk General Agency and business assets associated with the acquisition of several auto insurance agencies.

Brooke Corporation	47

Brooke Corporation

Management believes that non-GAAP measurements for recurring revenues, recurring expenses, non-recurring revenues and net interest revenues aid in the analysis and comparability of its financial results. The following are reconciliation of these non-GAAP financial measures to GAAP operating income for the nine months ended September 30, 2004 and September 30, 2003, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2004	GAAP OPERATING INCOME MEASUREMENT	NON-GAAP RECURRING REVENUES MEASUREMENT	NON-GAAP RECURRING EXPENSES MEASUREMENT	NON-GAAP NON- RECURRING REVENUES MEASUREMENT	NON-GAAP NET INTEREST REVENUES MEASUREMENT
Insurance commissions	$46,715,563	$46,715,563
Interest income (net)	3,159,290	3,159,290			3,159,290
Seller consulting fees	3,911,239			3,911,239
Gain (loss) on sale of businesses	3,156,555			3,156,555
Initial franchise fees	6,155,000			6,155,000
Buyer consulting fees	5,138,288			5,138,288
Gain (loss) on sale of notes receivable	1,822,721
Gain (loss) on extinguishment of debt	57,485			57,485
Insurance premiums earned	269,802	269,802
Policy fee income	1,522,511	1,522,511
Other income	156,861	156,861
SUBTOTAL	72,067,315	51,826,027	0	18,418,567	3,159,290
Commissions expense	34,560,275	34,560,275
Payroll expense	14,345,395		14,345,395
Depreciation and amortization	1,742,350		1,742,350
Insurance loss and loss expense incurred	13,355	13,355
Other operating expenses	11,479,739		11,479,739
Bond interest expense	484,575	484,575			484,575
SUBTOTAL	62,625,689	35,058,205	27,567,484	0	484,575
NET	$9,441,626	$16,767,822	$(27,567,484)	$18,418,567	$2,674,715

Brooke Corporation	48

Brooke Corporation

NINE MONTHS ENDED SEPTEMBER 30, 2003	GAAP OPERATING INCOME MEASUREMENT	NON-GAAP RECURRING REVENUES MEASUREMENT	NON-GAAP RECURRING EXPENSES MEASUREMENT	NON-GAAP NON- RECURRING REVENUES MEASUREMENT	NON-GAAP NET INTEREST REVENUES MEASUREMENT
Insurance commissions	$34,229,826	$34,229,826
Interest income (net)	1,297,261	1,297,261			1,297,261
Seller consulting fees	3,610,545			3,610,545
Gain (loss) on sale of businesses	251,076			251,076
Initial franchise fees	—			—
Buyer consulting fees	6,673,130			6,673,130
Gain (loss) on sale of notes receivable	2,315,655
Gain (loss) on extinguishment of debt	5,000			5,000
Insurance premiums earned	—	—
Policy fee income	346,640	346,640
Other income	39,900	39,900
SUBTOTAL	48,769,033	35,913,627	0	10,539,751	1,297,261
Commissions expense	26,167,246	26,167,246
Payroll expense	8,136,500		8,136,500
Depreciation and amortization	995,653		995,653
Insurance loss and loss expense incurred	—	—
Other operating expenses	7,839,170		7,839,170
Bond interest expense	497,072	497,072			497,072
SUBTOTAL	43,635,641	26,664,318	16,971,323	0	497,072
NET	$5,133,392	$9,249,309	$(16,971,323)	$10,539,751	$800,189

Using the above reconciliations, for the nine months ended September 30, 2004, GAAP operating profits totaled $9,441,626 and GAAP operating revenues totaled $72,067,315 resulting in an operating profits ratio of 13%. Comparatively, for the nine months ended September 30, 2003, GAAP operating profits totaled $5,133,392 and GAAP operating revenues totaled $48,769,033 resulting in an operating profits ratio of 11%.

Using the above reconciliations, for the nine months ended September 30, 2004, non-GAAP recurring revenues totaled $16,767,822 and non-GAAP recurring expenses totaled $27,567,484 for a recurring revenues ratio of 61% (non-GAAP). Comparatively, for the nine months ended September 30, 2003, recurring revenues totaled $9,249,309 and recurring expenses totaled $16,971,323 for a recurring revenues ratio of 54%. The difference in the recurring revenues ratio is primarily due to the increase in insurance commissions.

Using the above reconciliations, for the nine months ended September 30, 2004, non-recurring revenues (a non-GAAP measure) totaled $18,418,567, an average of $2,046,507 each month. Comparatively, for the nine months ended September 30, 2003, non-recurring revenues totaled $10,539,751, an average of $1,171,083 each month. The increase in non-recurring revenues is primarily attributable to the increase in the gain on sale of businesses and initial franchise fees.

Brooke Corporation	49

Brooke Corporation

Using the above reconciliations, for the nine months ended September 30, 2004, revenues from gains on sales of notes receivable totaled $1,822,721 and net interest revenues totaled $2,674,715 for a ratio of 68%. Comparatively, for the nine months ended September 30, 2003, revenues from gains on sales of notes receivable totaled $2,315,655 and net interest revenues totaled $800,189 for a ratio of 289%. The difference in these non-GAAP ratios is primarily the result of the increase in the notes receivable held by the Company.

Income Taxes

The Company’s effective tax rate on income was 33% in the third quarter of 2004, and 34% in the third quarter of 2003. The Company recorded a current income tax liability of $1,411,311 and $1,166,031 as of September 30, 2004 and 2003, respectively. The Company also recorded a deferred tax liability of $257,207 and $137,460 as of September 30, 2004 and 2003, respectively. The deferred tax liability is due to accumulated other comprehensive income that resulted from the sale of notes receivables to participating banks.

Analysis by Segment

The Company’s three reportable segments are Franchise Services, Insurance Brokerage and Facilitator Services. The Franchise Services segment includes discussion and analysis of the Company’s sale of insurance and related services to customers on a retail basis through franchisees. The Insurance Brokerage Segment includes discussion and analysis of the Company’s sale of insurance on a wholesale basis through brokering agents. The Facilitator Services Segment includes discussion and analysis of the Company’s sale of those services, such as lending and consulting, which assist in the start up of a franchise business, conversion of an existing business into a franchise and transition of business ownership.

Franchise Services Segment

Insurance sales commissions, primarily from policies sold on an exclusive retail basis through franchisees, were $13,895,803 in the third quarter of 2004, compared to $10,040,442 in the third quarter of 2003, resulting in an increase of approximately 38%. Retail insurance sales commissions were $41,922,480 for the nine months ended September 30, 2004 compared to $29,674,490 for the comparable period in 2003, resulting in an increase of approximately 41%. Retail insurance commissions have increased primarily as a result of the Company’s continued expansion. The Company received commissions from the sale of investment securities and revenues from the sale of funeral services that are not directly related to insurance sales. However these revenues are not sufficient to be considered material and are therefore included in insurance sales commission revenues.

Sales commission expense paid to franchisees was $11,079,432 in the third quarter of 2004 compared to $8,830,546 in the third quarter of 2003, resulting in an increase of approximately 25%. Sales commission expense was $32,342,750 for the nine months ended September 30, 2004 compared to $24,404,732 for the comparable period in 2003, resulting in an increase of approximately 33%. Sales commission expense increased because sales commission income increased and franchisees are typically paid a share of commission income. Sales commission expense represented approximately 74% and 77% respectively of the Company’s retail insurance sales commissions for the three-month and nine-month periods ending September 30, 2004. Sales commission expense represented approximately 88% and 82% respectively of the Company’s retail insurance sales commissions for the three-month and nine-month periods ending September 30, 2003. The decrease in the rate of sale commissions expense from 2003 to 2004 primarily results from a reduction in the share of commissions paid to franchisees that use the Company’s service/sales centers.

Profit sharing commissions, or the Company’s share of insurance company profits paid by insurance companies on policies written by franchisees, were $142,207 in the third quarter of 2004 compared to $108,337 in the third quarter of 2003, resulting in an increase of approximately 31%. Profit sharing

Brooke Corporation	50

Brooke Corporation

commissions were $2,769,064 for the nine months ended September 30, 2004 compared to $2,037,766 for the comparable period in 2003, resulting in an increase of approximately 36%. Profit sharing commissions increased primarily because overall insurance company profits increased on policies written by franchisees. Profit sharing commissions represented approximately 1% and 7% of the Company’s retail insurance sales commissions for the three-month and nine-month periods ending September 30, 2004. Franchisees do not receive any share of the Company’s profit sharing commissions.

Net commission refund expense, or the estimated amount of the Company’s share of commission refunds due to policyholders resulting from future policy cancellations, was $8,227 in the third quarter of 2004 compared to $(556) in the third quarter of 2003, resulting in an increase of approximately 1,580%. Commission refund expense was $23,068 for the nine months ended September 30, 2004 compared to $(659) for the comparable period in 2003, resulting in an increase of approximately 3,600%. A commission refund liability has been accrued in the amounts of $453,125 at September 30, 2004 compared to $328,229 at September 30, 2003, resulting in an increase of approximately 38%. The commission refund liability increased at a slower rate than commission income because the Company’s cancellation rates improved.

The Company assists franchisees by financing cyclical fluctuations of revenues, receivables and payables recorded by the Company on franchisees monthly statement with a Franchise Line of Credit or “FALOC”. The Company expects FALOC balances to be repaid in full for at least one of four consecutive monthly franchise statement cycles so that FALOC is not used to fund long-term operating losses or long-term credit requirements The terms of the Company’s lending securitizations require that payments on the pool of loan assets that back the securities sold to investors be paid from commissions received by the Company prior to payment of commissions to the borrower and to most of other creditors. As a partial result, the Company’s primary credit exposure likely results from FALOC advances to franchisees (see Facilitator Services Segment).

Insurance Brokerage Segment

Insurance Brokerage Segment-Commission Revenues Insurance sales commissions, primarily from policies sold on a non-exclusive wholesale basis through insurance agents, were $1,633,193 in the third quarter of 2004, compared to $1,750,085 in the third quarter of 2003, resulting in a decrease of approximately 7%. Brokerage insurance sales commissions were $4,795,083 for the nine months ended September 30, 2004 compared to $4,555,336 for the comparable period in 2003, resulting in an increase of approximately 5%. Brokerage insurance commissions have increased primarily as a result of the Company’s continued expansion and acquisition of Texas All Risk General Agency.

Sales commission expense paid to the Company’s non-exclusive insurance agents was $793,299 in the third quarter of 2004 compared to $640,714 in the third quarter of 2003, resulting in an increase of approximately 24%. Sales commission expense was $2,217,525 for the nine months ended September 30, 2004 compared to $1,762,514 for the comparable period in 2003, resulting in an increase of approximately 26%. Sales commission expense increased because sales commission income increased and insurance agents are typically paid a share of commission income. Sales commission expense represented approximately 49% and 46% respectively of the Company’s brokerage insurance sales commissions for the three-month and nine-month periods ending September 30, 2004. Sales commission expense represented approximately 37% and 39% respectively of the Company’s brokerage insurance sales commissions for the three-month and nine-month periods ending September 30, 2003. The increase in the rate of sale commissions expense from 2003 to 2004 primarily results from payments to agents by Texas All Risk General Agency of a larger share of commissions.

Profit sharing commissions, or the Company’s share of insurance company profits paid by insurance companies on policies written by non-exclusive insurance agents, were $214,550 in the third quarter of 2004 compared to $176,679 in the third quarter of 2003, resulting in an increase of approximately 21%. Profit sharing commissions were $607,083 for the nine months ended September 30, 2004 compared to $183,537 for the comparable period in 2003, resulting in an increase of approximately 231%. Profit sharing commissions increased primarily because overall insurance company profits increased on policies

Brooke Corporation	51

Brooke Corporation

written by the Company’s non-exclusive insurance agents. Profit sharing commissions represented approximately 28% and 12% of the Company’s brokerage insurance sales commissions for the three-month and nine-month periods ending September 30, 2004. Insurance agents do not receive any share of the Company’s profit sharing commissions.

Policy fee income, or the fees paid to the Company by its non-exclusive insurance agents on behalf of their policyholders, was $644,631 in the third quarter of 2004 compared to $138,620 in the third quarter of 2003, resulting in an increase of approximately 365%. Policy fee income was $1,522,511 for the nine months ended September 30, 2004 compared to $346,640 for the comparable period in 2003, resulting in an increase of approximately 339%. Policy fee income represented approximately 83% and 31% of the Company’s brokerage insurance sales commissions for the three-month and nine-month periods ending September 30, 2004. Policy fee income has increased primarily as a result of the Company’s continued expansion and the acquisition of Texas All Risk General Agency.

Net commission refund expense, or the estimated amount of the Company’s share of commission refunds due to policyholders resulting from future policy cancellations, was $0 in the third quarter of 2004 and 2003. Commission refund expense was $129,636 for the nine months ended September 30, 2004 compared to $0 for the comparable period in 2003. A commission refund liability has been accrued in the amount of $470,149 at September 30, 2004 compared to $106,436 at September 30, 2003, resulting in an increase of approximately 342%. The commission refund liability increased primarily as the result of acquiring Texas All Risk General Agency.

Insurance Brokerage Segment-Underwriting Revenues Part of the Company’s strategy for increasing long-term profitability is to share the underwriting risk on selected insurance policies issued by unaffiliated insurance companies to unaffiliated policyholders through The DB Group, LTD, a captive insurance company subsidiary wholly owned by the Company. As of September 30, 2004, the Company had not shared the underwriting risk on any policies written through The DB Group, LTD and no premium revenues recorded by The DB Group, LTD.

The Company has also established DB Indemnity, LTD, a captive insurance company wholly owned by the Company, for the purpose of issuing insurance policies to affiliated policyholders, such as a Company subsidiary. Although unlikely to have a significant effect on the Company’s long-term profitability, the issuance of policies through DB Indemnity, LTD to insure a portion of the Company’s professional liability exposure is important to the Company’s franchisees. Also, the issuance of financial guaranty policies through DB Indemnity, LTD is important to the Company’s participating lender investors.

DB Indemnity, LTD premiums totaled $240,806 in the third quarter of 2004 compared to $0 in the third quarter of 2003. Premiums totaled $712,367 for the nine months ended September 30, 2004 compared to $0 for the comparable period in 2003. Reserves totaled $457,565 and $0, respectively at September 30, 2004 and 2003. Reserves were calculated by independent actuaries retained by the Company.

Facilitator Services Segment

Facilitator services revenues typically directly result from acquiring, converting or starting new franchise locations. As such, revenues from the sale of facilitator services, except for loan interest revenues, are considered by the Company to be non-recurring revenues. The Company’s profitability is largely determined by the amount of facilitator services sold by the Company; therefore, the addition of new franchise locations is critical to the Company’s success. The Company’s facilitator services include lending activities provided through the Company’s finance company subsidiary and consulting activities provided through the Company’s franchise subsidiary.

Most of the Company’s loans are made to franchisees for the purpose of acquiring insurance agencies, although the Company has made an increasing number and amount of loans to franchisees for acquiring other insurance-related businesses such as financial services practices and funeral homes. These acquisition loans are typically secured by the acquired assets and usually include funding for buyers assistance plans (including initial franchise fees) and other collateral preservation assistance. The terms of

Brooke Corporation	52

Brooke Corporation

acquisition loans made by the Company typically require payment over 12-15 years with an interest rate that varies to New York prime rate. The Company has also made an increasing number and amount of loans to franchisees for start up plans (including initial franchise fees) to fund franchise start ups instead of franchise acquisitions. Loans for franchise start ups are typically secured by the franchise relationship because the Company’s franchise agreements are transferable. The following discussions regarding the Company’s lending activities are organized into categories for 1) loan interest, 2) gain on loan sales, and 3) loan quality.

The Company provides consulting services regarding the sale, purchase and startup of insurance agencies and other insurance related businesses such as financial services practices and funeral homes. Discussions regarding the Company’s consulting activities are organized into categories for 1) seller consulting, 2) buyer consulting, 3) startup consulting, and 4) lender consulting. Consulting with sellers is typically provided under the tradename of Agency Business Consultants. Consulting with startup businesses, buyers and their lenders are typically provided under the tradename of Heritage Consulting.

Facilitator Services Segment-Loan Interest Net interest income and gross servicing income were $1,519,905 in the third quarter of 2004 compared to $661,248 in the third quarter of 2003, resulting in an increase of approximately 130%. Net interest income and gross servicing income were $3,873,673 for the nine months ended September 30, 2004 compared to $1,758,691 for the comparable period in 2003, resulting in an increase of approximately 120%.

The Company typically sells most of the business loans it originates to lenders as participation interest and to accredited investors as asset backed securities. When analyzing the impact that net interest margins and gross servicing income have on the Company’s overall finance company operations, consideration should be given to amortization of the Company’s servicing asset and subsequent adjustments to the Company’s interest receivable asset referenced in the following discussion on loan participation sales and asset backed securities sales. The Company’s interest and servicing spread is the difference between the rate paid by the Company to participating lenders and investors and the rate received by the Company from borrowers. This spread is typically approximately 2.0% for participation loans and approximately 3.25% for securitized loan pools.

As part of the Company’s plans to promote long-term and consistent profitability with recurring revenues, the Company has changed its lending activities so that fewer securitized and sold loans meet the criteria established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and are considered “true sales” which requires recording a non-recurring gain when loans are sold. When a true sale does not occur and the criteria of SFAS 140 are therefore not met, then revenues from sold loans are recognized as net interest income over the life of the loan. Because the loans sales are not considered true sales, all such loans remain as assets on the Company’s balance sheet and the corresponding sale is recorded as secured borrowings. Partially as the result of the Company’s plans in this regard, loan receivables increased 437% to $46,245,406 at September 30, 2004 from $8,618,793 at September 30, 2003.

Facilitator Services Segment-Gain on Loan Sales Revenues from gain on loan sales were $(125,675) in the third quarter of 2004 compared to $902,023 in the third quarter of 2003, resulting in a decrease of approximately 114%. Revenues from gain on loan sales were $1,822,721 for the nine months ended September 30, 2004 compared to $2,315,655 for the comparable period in 2003, resulting in a decrease of approximately 21%. When the sale of a loan is classified as a true sale, gains or losses are recognized, loans are removed from the balance sheet and residual assets, representing the present value of future cash flows, are recorded. When the sale is classified as a secured borrowing, no gain on sale is recognized, and the note receivable and the corresponding participation remain on the balance sheet. Loan participation and asset backed securities sales have made a significant impact on the Company’s financial condition and results of operations. The following discussion describes this impact on the Consolidated Statements of Income, Consolidated Balance Sheets and the credit quality of the off-balance sheet loans sold with recourse. When the participation is accounted for as a true sale, the Company retains servicing responsibilities for which it typically receives annual servicing fees ranging from .25% to 1.375% of the outstanding balance. A gain is recognized immediately upon the sale of a loan participation when the annual servicing fees exceed the cost of servicing, which is estimated at .25% of the outstanding loan

Brooke Corporation	53

Brooke Corporation

balance. In those instances where annual service fees received by the Company are less than the cost of servicing, a loss is immediately recorded. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions. In the third quarters of 2004 and 2003, the net gains (losses) from loan servicing totaled $310,706 and $611,450 respectively which consisted of gains from servicing benefits. There were no losses from servicing liabilities during the third quarters of 2004 and 2003. The decrease in net gains from loan servicing benefits and servicing losses is primarily the result of selling fewer true sale loan participations. The Company has sold fewer loan participations due to the Company’s line of credit with DZ Bank AG Deutsche Zentral-Genossenschaftsbank. The line of credit allows the Company to fund loans as opposed to selling loans to participating banks. No loan servicing benefits and servicing losses are recognized for loan participations that are not classified as true sales. In addition to loan servicing fees, the Company often retains interest income when participation interests or asset backed securities are sold when the sale is accounted for as a true sale. The Company records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans. The Company’s right to interest income on loan participation sales is not subordinate to the investor’s interests and the Company shares interest income with investors on a prorata basis. In the case of asset backed securities, the Company’s right to interest income on loan sales is subordinate to the investor’s interest. Although not subordinate to investor’s interests, the Company’s retained interest is subject to credit and prepayment risks on the transferred financial assets. In those instances where the Company provides recourse, a reduction is recorded based on a present value calculation of future cash flows of the underlying loans. In the third quarters of 2004 and 2003, the net gains (losses) from interest benefits totaled $(436,381) and $290,573, respectively which included gross gains (losses) from interest benefits of $(47,318) and $517,379, respectively and losses from write down of retained interest asset to fair market value of $389,063 and $226,806, respectively. The decrease in net gains from interest benefits is primarily the result of less participation sales recorded as true sales. Gains (losses) from servicing and interest benefits are typically non-cash gains (losses) as the Company receives cash equal to the carrying value of the loans sold. The Company has allocated the previous carrying amount between the assets sold and the corresponding retained interests, however cash in excess of the previous carrying amount is not generated by loan sales. A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities. Underlying assumptions used in the initial determination of future cash flows on the participation loans and asset backed securities accounted for as sales include the following:

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed-Rate Stratum)
Prepayment speed*	10%	8%
Weighted average life	112.65 months	71.01 months
Expected credit losses*	.5%	.21%
Discount Rate*	8.5%	8.5%

*	Annual rates

Gain-on-sale accounting requires management to make assumptions regarding prepayment speeds and credit losses for participated loans and asset backed securities. The performances of these loans are extensively monitored, and adjustments to these assumptions will be made if necessary.

The impact from the sale of loan participations and asset backed securities can be seen in several areas of the Company’s balance sheet. The most significant has been the removal of loans that the Company continues to service. On September 30, 2004 and September 30, 2003, the balances of those

Brooke Corporation	54

Brooke Corporation

off-balance sheet assets totaled $130,954,291 and $84,103,920, respectively. The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio and the resulting loan participation and asset backed securities sales.

In connection with the recognition of non-cash gains for the servicing benefits of loan participation sales, the present value of future cash flows were recorded as a servicing asset. Components of the servicing asset as of September 30, 2004 were as follows:

Estimated cash flows from loan servicing fees	$3,914,944
Less:
Servicing Expense	(828,678)
Discount to present value	(1,181,369)

Carrying Value of Retained Servicing Interest in Loan Participations	$1,904,897

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows were recorded as a servicing liabilities. Components of the servicing liability as of September 30, 2004 were as follows:

Estimated cash flows from loan servicing fees	$0
Servicing Expense	57,141
Less:
Discount to present value	(16,326)

Carrying Value of Retained Servicing Liability in Loan Participations	$40,815

In connection with the recognition of non-cash gains for the interest benefits of loan participation sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities. Components of the interest receivable asset as of September 30, 2004 were as follows:

Estimated cash flows from interest income	$3,326,810
Less:
Estimated credit losses *	(102,792)
Discount to present value	(742,783)

Carrying Value of Retained Interest in Loan Participations	$2,481,235

* Estimated credit losses from liability on sold recourse loans with balances totaling $7,896,021 on September 30, 2004. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

In connection with the recognition of non-cash gains for the interest benefits of asset backed securities sales, the present value of future cash flows were recorded as an interest receivable asset and included in investment securities. Components of the interest receivable asset as of September 30, 2004 were as follows:

Estimated cash flows from interest income	$5,643,944
Less:
Estimated credit losses *	0
Discount to present value	(1,618,433)

Carrying Value of Retained Interest in Asset Backed Securities	$4,025,511

Brooke Corporation	55

Brooke Corporation

Facilitator Services Segment-Loan Quality The Company believes that the “Collateral Preservation” resulting from the Company’s franchise business model and consulting assistance improves the quality and collectability of its loans.

The terms of the Company’s securitizations (and a collateral preservation measure) require that payments on the pool of loan assets that back the securities sold to investors be paid from commissions received by the Company prior to payment of commissions to the borrower and to most other creditors. As a result, the Company’s primary credit exposure is more likely to result from Company’s franchise subsidiary’s collection of monthly franchisees’ statement balances than from loan defaults to the Company’s finance subsidiary. Accordingly, the Company’s finance subsidiary has not established credit loss reserves separate from the credit loss allowances made on recourse loans referenced above. However, the Company’s franchise subsidiary has established a credit loss reserve for its exposure to franchise statement losses and the September 30, 2004 and 2003 reserve balances were $533,209 and $0, respectively. The amount of the credit loss reserve was determined based on the Company’s statement loss experience and management’s evaluation of the potential for future losses.

The following table presents a summary of various indicators of the credit quality of off-balance sheet recourse loans at September 30, 2004.

Net charge offs*	$0
Recourse loans sold	$7,896,021
Estimated credit losses provided for	$102,792
Estimated credit losses to recourse loans sold at period end	1.30%
Estimated Credit Loss Rates:
Annual basis (variable rate)	.50%
Annual basis (fixed rate)	.21%
Percentage of original balance	1.62%
Delinquency rates:
30 to 89 days*	0%
90 days or more*	0%

*Although no amounts of recourse loans were charged off for the period ending September 30, 2004 and no loans were delinquent 30 days or more as of September 30, 2004, because loan payments are deducted from commissions by the Company prior to payment of commissions to the borrower and most other creditors, credit problems on recourse loans are more likely to be identified by the Company when collecting franchisees’ monthly statement account balance than by monitoring loan delinquencies.

The terms of the Company’s securitizations require the overcollateralization of the pool of loan assets that back the securities sold to investors. The Company retains ownership of the resulting subordinate interest in the loan pool and borrows money from commercial banks to fund this investment. The Company therefore retains a credit exposure in each loan pool. On September 30, 2004 the Company had subordinate investment interest in loan pools totaling $13,452,725 and has borrowed $8,383,188 from commercial banks to fund this investment.

Perhaps a greater risk to the Company is the indirect exposure to credit losses that may be incurred by participating lenders and loan pool investors. Even if the Company does not bear any risk of direct credit losses, if losses by participating lenders and loan pool investors reach unacceptable levels, then the Company may not be able to sell loans in the future. Our business model requires that its franchisees have access to credit, so the inability to sell loans would have a significant adverse effect on the Company.

Facilitator Services Segment-Seller Consulting Seller consulting revenues include consulting fees paid directly by sellers, gains on extinguishment of Company’s debt to sellers and gains on sale of businesses directly acquired by the Company from sellers. Seller consulting revenues totaled $3,971,661 in

Brooke Corporation	56

Brooke Corporation

the third quarter of 2004 compared to $1,982,838 in the third quarter of 2003, resulting in an increase of approximately 100%. Seller consulting revenues totaled $7,125,279 for the nine months ended September 30, 2004 compared to $3,866,621 for the comparable period in 2003, resulting in an increase of approximately 84%. Seller consulting revenues increased primarily because of increased levels of business acquisitions by the Company’s franchisees.

Consulting fees paid directly by sellers include services provided by the Company to help sellers prepare their businesses for sale by developing business profits, tabulating revenues, sharing its legal library and general sale preparation. Revenues from consulting fees paid directly by sellers are recognized immediately because the Company has no continuing obligation.

The Company’s seller consulting services include the buying and selling of businesses, primarily insurance agencies, held in inventory. When the Company sells businesses from its inventory, business value is usually dependent to a significant extent on the cooperation of the original business seller during ownership transition. Although the seller’s cooperation is provided for in the corresponding purchase agreement, it is the Company’s experience that seller cooperation is more likely and enthusiastic if the seller has a continuing financial investment. As such, the Company typically negotiates to defer payment of a portion of the purchase price as additional leverage for seller cooperation. In some cases the Company negotiates the retention of certain insurance policies or level of commissions in the future. If the retention is not met, an adjustment is made to the amount of the deferred payment. If a portion of the purchase price is deferred, then sellers usually prefer that the Company, not the ultimate business buyer, remain obligated for the amounts due sellers because sellers have often indicated that they believe repayment is more likely from the Company than from business buyers. However, the Company does not receive any reimbursement from business buyers for interest expenses on amounts due to sellers, so the Company negotiates with sellers for low interest rates, preferably zero interest rates. The Company does not pay off sellers when a business is sold to the ultimate business buyer but instead waits until such time as the Company believes that no significant ownership transitioning issues remain or the retention period has expired. If the Company is reasonably confident that the purchase agreement representations were accurate and no significant transitioning problems are identified, then the Company may offer to prepay the remaining amounts due to sellers if the remaining balance is discounted. Although recorded as “Gain on extinguishment of debt”, seller discounts are not considered extraordinary income because they are expected to occur relatively frequently and are considered recurring factors in the evaluation of the Company’s operating processes. Revenues from gains on extinguishment of debt are recognized immediately because the Company has no continuing obligation.

“Gain on sale of businesses” represent the net gains received for the sale of businesses directly acquired by the Company and held in its inventory. Gains on sale of businesses are recorded when the Company agrees to sell a business from its inventory for more than the cost of acquisition. When the Company purchases businesses directly into its inventory, a portion of the purchase price is usually deferred. If the seller agrees to a zero percent interest rate on the deferred portion of the purchase price, then the Company correspondingly lowers the acquisition cost. This discounting of the acquisition cost is recorded as a gain on sale of businesses. Revenues from gains on sales of businesses are recognized immediately because the Company has no continuing obligation. One of the businesses purchased by the Company during the quarter ended September 30, 2004 had previously been purchased by the Company within the prior twenty-four month period. This business was first purchased by the Company in the first quarter of 2003 for $627,840 and is currently held in inventory with an asset value of $679,006. Twice-purchased agencies are typically sold by the Company to unaffiliated third parties soon after purchase.

Facilitator Services Segment-Buyer Consulting The most significant part of the Company’s growth comes from acquisitions of existing businesses that are subsequently converted into Company franchises. The Company provides consulting regarding the acquisition and conversion of businesses through a Buyers Assistance Plan (“BAP”) program. Buyer consulting revenues totaled $4,818,284 in the third quarter of 2004 compared to $2,433,528 in the third quarter of 2003, resulting in an increase of approximately 98%. Buyer consulting revenues totaled $11,293,288 for the nine months ended September 30, 2004 compared to $6,673,130 for the comparable period in 2003, resulting in an increase of approximately 69%. Buyer consulting revenues increased primarily because of increased levels of business acquisitions by the Company’s franchisees. The Company records BAP income using the percentage of

Brooke Corporation	57

Brooke Corporation

completion accounting method, so $376,975 and $1,021,868 of BAP income was deferred as of September 30, 2004 and 2003, respectively. Because the Company believes that its business model is important to the long-term success of start up franchises, all BAPs include payment for the initial franchise fee. Included in total buyers consulting revenues were initial franchise fees of $2,970,000 in the third quarter of 2004 compared to $0 in the third quarter of 2003. Initial Franchise fees were charged starting in the 4th quarter of 2003. Included in total buyers consulting revenues were franchise fees of $6,155,000 for the nine months ended September 30, 2004 compared to $0 for the comparable period in 2003. BAPs are not provided to buyers of businesses that have already transitioned into the Company’s franchise system, so BAPs are not typically provided to franchisees selling to other franchisees and are not provided to franchisees purchasing businesses that had previously been purchased by the Company within the prior twenty-four month period. The financial performance of business buyers is critical to the Company’s prospects so effective buyers consulting is important. Management believes that its buyers consulting assistance improve business performance and increase the business’s fair market value. The Company is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of its agencies. During the three-month and nine-month periods ending September 30, 2004, the Company added a total of 52 and 95, respectively, new franchise locations, or units, of which 23 and 52, respectively, were BAP locations. During the three-month and nine-month periods ending September 30, 2004, average BAP income, excluding initial franchise fees, for each new franchise unit was $74,765 and $86,448, respectively.

Facilitator Services Segment-Start up Consulting An increasingly significant part of the Company’s growth results from the start up of new business locations. The Company provides consulting through a Start Up Assistance Plan (“SUP”) to new franchisees that have elected to start new franchise businesses rather than acquire existing businesses and convert into franchises. These start up insurance agencies, which are new to the Company starting in the fourth quarter of 2003, typically sell insurance policies to new customers to create commissions rather than renew insurance policies for existing customers to retain commissions. Start up consulting revenue is a significant component of the Company’s buyer consulting revenues. Start up consulting revenues totaled $1,235,000 in the third quarter of 2004 compared to $0 in the third quarter of 2003. Start up consulting revenues totaled $2,660,000 for the nine months ended September 30, 2004 compared to $0 for the comparable period in 2003. Because the Company believes that its business model is important to the long-term success of start up franchises, all SUPs include payment for the initial franchise fee. Although the Company expects start up consulting revenues to eventually exceed the initial franchise fees paid as part of the SUP agreement, currently all start up consulting revenues are comprised of initial franchise fees. During the three-month and nine-month periods ending September 30, 2004, the Company added a total of 52 and 95, respectively, new franchise locations, or units, of which 13 and 28, respectively, were SUP locations.

Facilitator Services Segment-Lender Consulting When the Company provides lender consulting, the services are typically provided pursuant to a Collateral Preservation Agreement between the Company’s franchise subsidiary and the Company’s finance subsidiary. The Company believes that the consulting services provided by the BAP and the business model provided by the franchise relationship preserve collateral and makes loan repayment more likely.

Consulting with lenders, or “Collateral Preservation”, is a consulting activity that is internally defined by the Company as one of three consulting activity levels. The first level of collateral preservation is the Company’s franchise business model. The Company believes that its business model makes it more likely that its borrowers will prosper. The second level of collateral preservation is the Company’s Buyers Assistance Plan. The Company believes that many businesses fail in the first year of ownership because of inadequate due diligence, unreasonable expectations, operational ignorance, marketing naivety, insufficient capital, management inexperience and other business pitfalls. The Company’s Buyers Assistance Plan assists borrowers during the critical first year of business ownership. The third level of collateral preservation focuses on the Company’s consulting assistance to distressed borrowers. This third level includes urgent and special consulting regarding marketing, operational, management and liquidation of distressed businesses.

Brooke Corporation	58

Brooke Corporation

The associated consulting fees are typically paid by the borrower as part of the fees paid pursuant to the BAP purchase and as part of the franchise fees paid pursuant to the franchise agreement. As such, no separate fees have been recorded for lender consulting.

Liquidity and Capital Resources

The balances of the Company’s cash and cash equivalents were $12,439,711 and $6,227,786 at September 30, 2004 and September 30, 2003 respectively. The Company’s current ratios (current assets to current liabilities) were 1.41 and 1.19 at September 30, 2004 and September 30, 2003 respectively. The Company’s current ratio and cash balances will be adversely affected if business inventory increases, seller loan balances are prepaid, or additional notes are retained in the Company’s portfolio.

The Company’s cash balances decreased by $1,300,832 from December 31, 2003 to September 30, 2004. For the nine months ended September 30, 2004, net cash of $3,283,643 was used in operating activities. Cash of $36,640,940 was used to fund an increase in accounts and notes receivables resulting primarily from a $35,435,861 increase in notes receivables. Cash of $30,939,632 was provided by an increase in other liabilities resulting primarily from a $29,314,855 increase in secured borrowings associated with the sale of loan participations not classified as true sales and other funding sources specifically secured by notes receivables. The $6,121,006 increase in the Company’s loan portfolio that was not funded by loan sales or other such funding sources has an adverse effect on the operating cash flow of the Company. Lending is considered a primary business activity and is therefore included in operating activities. Cash of $670,615 was used to fund an increase in prepaid expenses and other assets. Cash of $725,907 was provided by an increase in accounts and expenses payable. For the nine months ended September 30, 2004, net cash of $3,093,554 was provided by investing activities. Although the buying and selling of businesses is a primary business activity, changes in business inventory are included in investing activities. A large net cash inflow resulted from business inventory transactions as cash proceeds of $21,010,367 from sales of business inventory exceeded cash payments of $13,720,740 for purchases of business inventory primarily because cash payments for part of the business purchase prices were deferred. Cash payments of $6,277,085 were used to invest in business assets. This was mostly offset by $7,686,899 of cash provided from the sale of business assets. The Company used $4,882,256 of cash to acquire subordinate investment interests in securitized loan pools. For the nine months ended September 30, 2004, net cash of $1,110,743 was used in financing activities. Cash of $11,284,984 was provided by an increase in debt. Cash of $6,491,072 was used for long-term debt payments and $4,359,611 was used for dividend payments.

The Company’s cash balances decreased by $982,532 from December 31, 2002 to September 30, 2003. For the nine-month period ending September 30, 2003, net cash of $254,145 was used in operating activities. Cash of $1,468,384 was provided by an increase in premiums due to insurance companies. Cash of $7,416,298 was used to fund an increase in accounts and notes receivables. Cash of $1,402,407 was provided by a decrease in other receivables. Cash of $276,252 was used to fund an increase in prepaid expenses. For the nine-month period ending September 30, 2003, net cash of $2,665,909 was provided by investing activities. A large net cash inflow resulted from business inventory transactions as cash proceeds of $15,814,873 from sales of business inventory exceeded cash payments of $9,260,171 for purchases of business inventory primarily because cash payments for part of the agency purchase prices were deferred. Cash payments of $2,474,798 were used to invest in securities associated with the sale of asset backed securities. For the nine-month period ending September 30, 2003, net cash of $3,394,296 was used in financing activities with $2,746,749 of cash used for payments on long-term debt.

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

When analyzing the Company’s intangible assets, consideration should be given to the factors discussed below. The Company’s “Other Assets” account balances totaled $10,570,965 and $5,294,552 on September 30, 2004 and 2003 respectively and are comprised primarily of intangible accounts such as excess of cost over fair value of net assets, business assets, and servicing assets. If the Company’s total assets are adjusted to exclude Other Assets, then the Company’s total liabilities exceeded its adjusted assets

Brooke Corporation	59

Brooke Corporation

by $3,730,844 on September 30, 2004 and $92,641 on September 30, 2003. Future Company acquisitions will likely increase the Other Assets account balances and will likely result in total liabilities exceeding adjusted total assets in future periods. The Company’s “Investment in Businesses” account represents the cost, or market value if lower, of businesses held in inventory for resale to franchisees. Although intangible, the Company believes that business inventory assets differ from other intangible assets, because business inventory is held for a relatively short period of time and has a recently demonstrated value.

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

Related Party Loans

The Company’s related party loans and other information are summarized in footnote number 11 to the Company’s Consolidated Financial Statements for the nine months ended September 30, 2004.

Critical Accounting Policies

The Company established accounting policies are summarized in footnote number 1 to the Company’s Consolidated Financial Statements for the nine months ended September 30, 2004. As part of its oversight responsibilities, management continually evaluates the propriety of its accounting methods as new events occur. Management believes that its policies are applied in a manner which is intended to provide the user of the Company’s financial statements a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles.

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

Brooke Corporation	60

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s subsidiary, Brooke Credit Corporation, originates loans, a majority of which are sold to participating banks or accredited investors. The loans are based on the prime rate plus a margin and are adjusted on a periodic basis. Interest rate changes will impact the fair value of retained interests. A significant rise in interest rates could adversely affect the Company’s business, financial condition and results of operations. See footnote 2, Notes Receivable, to Notes to Consolidated Financial Statements, found in Item 1, Financial Statements, relating to fair value and the effect of an adverse change to the discount rate. At this time, the Company does not utilize derivative financial instruments to hedge against changes in interest rates or for any other purpose.

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

(b)	Changes in Internal Controls

During the period covered by this report, there were no changes in internal controls that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Brooke Corporation	61

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-K:

23.1	Consent of Accountants[1]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.

Brooke Corporation	62

(b) Reports on Form 8-K.

During the third quarter of 2004, there were eight reports on Form 8-K filed. Reporting item numbers for Form 8-K filings were changed by rule effective August 23, 2004. Item numbers below correspond to the rules in effect at the time of filing.

Date Filed	Items	Financial or Exhibit filed
July 12, 2004	5, 7	Press Release announcing the authorization of management by the board of directors’ executive committee to explore the possible acquisition of additional shares of First American Capital Corporation common stock.

July 15, 2004	5, 7	Press Release announcing selected June 2004 results for the Company’s franchise and finance subsidiaries.

July 29, 2004	5, 7	Press Release announcing the Company’s results of operations for its second quarter of 2004.

July 30, 2004	5, 7	Press Release announcing the declaration of a quarterly cash dividend on the Company’s common stock.

August 3, 2004	5, 7	Press Release announcing the declaration of a special cash dividend on the Company’s common stock.

August 20, 2004	5, 7	Press Release announcing selected July results for the Company’s franchise and finance subsidiaries.

September 1, 2004	2.03	Filing announcement of the entry by subsidiaries of the Company into a credit and servicing agreement and related agreements relating to a warehouse line of credit.

September 24, 2004	8.01, 9.01	Press Release announcing selected August results for the Company’s franchise and finance subsidiaries.

Brooke Corporation	63

SIGNATURES

In accordance with requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2004	BROOKE CORPORATION

	By:	/s/ Robert D. Orr
Robert D. Orr, Chief Executive Officer

	By:	/s/ Leland G. Orr
Leland G. Orr, Chief Financial Officer

Brooke Corporation	64

TABLE OF CONTENTS OF EXHIBITS

Exhibit No.	Description

23.1	Consent of Accountants[1]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

[1]	Filed herewith.

Brooke Corporation	65