Form 10-K
period 2004-12-31
BROOKE CORP
filed 2005-03-31
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-31698

BROOKE CORPORATION

(Exact name of registrant as specified in its charter)

Kansas	48-1009756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10950 Grandview Drive, Suite 600, Overland Park, Kansas	66210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (913) 661-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01 per share	American Stock Exchange

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the price at which the stock was last sold, as of June 30, 2004, was approximately $55,470,000.

The number of shares of issuer’s common stock, $.01 par value, outstanding on February 28, 2005, was 9,466,238.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of our definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held on April 28, 2005, are incorporated by reference in Part III to the extent described therein.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

We caution you that this annual report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Among other things, these statements relate to our financial condition, results of operations and business. These forward-looking statements are generally identified by the words or phrases “would be,” “will allow,” “expect to,” “intend to,” “will continue,” “is anticipated,” “estimate,” “plan,” “may,” “believe,” “implement,” “build,” “project” or similar expressions and references to strategies or plans.

While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons. These risks and uncertainties are discussed in more detail under “Business” (including, but not limited to, the subsection therein entitled “Risk Factors”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this report and include, but are not limited to:

•	A significant part of our business strategy involves adding new franchise locations, and our failure to grow may adversely affect our business, prospects, results of operations and financial condition.

•	Our franchisees’ financial performance may adversely affect their ability to repay amounts due to us.

•	Our financial condition could be adversely affected if we are unable to fund our loans through sales to third parties.

•	We make certain assumptions regarding the profitability of our securitizations which may not prove to be accurate.

•	The value of the collateral securing our loans to franchisees may be adversely affected by our franchisees’ actions.

•	Potential litigation and regulatory proceedings regarding commissions, fees, contingency payments, profit sharing and other compensation paid to brokers or agents could materially adversely affect our financial condition.

•	We are dependent on key personnel.

•	We may be required to repurchase loans sold with recourse or make payments on guarantees.

•	We have experienced material weaknesses in our internal controls.

•	Efforts to comply with the Sarbanes Oxley Act will entail significant expenditures; non-compliance with the Sarbanes Oxley Act may adversely affect us.

•	We compete in a highly regulated industry, which may result in increased expenses or restrictions in our operations.

We expressly disclaim any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in our views or expectations, or otherwise. We make no prediction or statement about the market performance of our shares of common stock.

PART I

ITEM 1.	BUSINESS.

We sell insurance, financial services and funeral services to individuals and small businesses through our network of over 385 franchised locations. Our business model is based on providing our franchisees with the opportunities for wealth creation associated with independent business ownership while offering operational resources typical of a large insurance distribution company. Through Brooke Franchise, we provide our franchise agencies with access to the products of many leading insurance companies, marketing assistance and administrative support. As part of our strategy, we lend money to our franchisees, through Brooke Credit, to fund the acquisition of a franchise or the start up of a new franchise. Through Brooke Brokerage, we act as a wholesale insurance broker for both unaffiliated agents and our franchise agents. We also conduct limited self-insurance operations and are positioned to conduct reinsurance operations through our Bermuda captive insurance companies.

For the year ended December 31, 2004, we had revenues and income of $101,923,000 and $6,694,000 compared to $65,967,000 and $4,160,000, respectively, for the year ended December 31, 2003.

Brooke Franchise Corporation

Brooke Franchise has become one of the largest franchisors of property and casualty insurance agencies, based on number of locations, by offering access to the products of many leading insurance carriers, marketing and business management support, back office assistance, financial management tools and association with an emerging brand identity. According to Entrepreneur Magazine, January 2005, we were ranked first in our industry category of franchisors of miscellaneous financial services based on factors such as financial strength, stability, growth rate and size of system.

We currently franchise businesses in the following four specialties:

•	General insurance services. Franchise locations that sell primarily property and casualty insurance, such as homeowners and small business insurance.

•	Auto insurance services. Franchise locations, typically in a storefront environment, that focus on drivers with higher risk profiles.

•	Financial services. Franchise locations that sell primarily group and individual health insurance, life insurance, annuities and securities, such as mutual funds.

•	Final expense/funeral services. Franchise locations, such as funeral homes, that sell insurance and investments to prepay burial and other funeral expenses, as well as provide funeral and cremation services.

Based on commission revenue for the year ended December 31, 2004, approximately 65% of our retail commission income was derived from personal lines policies such as home and auto insurance and approximately 35% was derived from commercial lines policies such as business owner insurance. The following table shows revenues generated through our network of franchise locations by business specialty for the year ended December 31, 2004 (in thousands):

Specialty	Year ended December 31, 2004
General Insurance	$35,876
Auto Insurance	18,340
Financial Services	1,104
Final Expense/Funeral Services	2,299

Franchisees. Our franchisees are typically entrepreneurial individuals with experience in the sale of insurance, or, in a limited number of cases, financial services or funeral services, and smaller businesses with annual revenues of less than $1 million. We believe that these entrepreneurial individuals and smaller businesses will benefit from the business, operational and marketing support that we offer. Because they are locally owned and operated by motivated entrepreneurs, we believe that our franchises will perform better than their competitors. Our franchisees generally either convert an existing insurance agency to a franchise or form a new insurance agency. As of December 31, 2004, 2003 and 2002, we had 370, 234 and 163 franchise locations, respectively.

The following table shows the states that have more than fifteen of our franchise locations as of December 31, 2004.

State	Number of Franchise Locations	Property and Casualty Insurance	Conversions	Start up
Kansas	75	70	70	5
Florida	53	51	53	0
Texas	52	50	47	5
California	29	29	24	5
Arizona	24	24	13	11
Illinois	20	14	15	5
Missouri	18	18	17	1
Colorado	17	17	15	2

The other 18 states in which we operate had a total of 82 franchise locations as of December 31, 2004, of which 80 were property and casualty insurance agencies (including general insurance and auto insurance businesses), 75 were conversion franchisees and seven were start up franchisees. The conversions and start ups include our property and casualty insurance agencies as well as our financial services and funeral services locations.

Support for our franchisees. We offer to our franchisees business opportunities and efficiencies more typical of a large company and other resources, including:

Access to the products of leading insurance carriers. As a general matter, insurance companies require their independent agents to produce specified minimum premium volumes in order to continue selling their products. While smaller insurance agencies can generally meet such minimum premium volumes for one or even a few carriers, it is often difficult for such insurance agencies to meet these minimum requirements for many carriers, thereby limiting the agent’s ability to offer an array of insurance products. We aggregate the insurance premium volumes generated by our franchisees, approximately $450,000,000 for the year ended December 31, 2004, in order to gain access to the insurance products of 11 of the 15 largest U.S. insurers, measured by net premiums written, such as Chubb, St. Paul Travelers, Hartford and American International Group, Inc., and other national carriers such as Safeco and Met Life Auto and Home. This consolidated purchasing power generally allows our franchisees to have far more insurance products to sell than they would have on their own.

Professional marketing. We have specialized teams of marketing professionals who assist our franchisees in identifying potential customers, developing cooperative advertising and measuring marketing effectiveness. Our lead generation system, which includes referrals from insurance companies, lead brokers, e-mail solicitations and our on-line quote request system, helps our franchisees identify prospective customers. We employ a total of 18 marketing professionals and expect to expand this staff to serve our growing network.

Business administration. We provide a range of administrative support services to our franchisees that enhance operating efficiency. First, we provide cash management services such as daily consolidation of all cash collected by franchisees and reconciliation of sales commissions and other revenue to the franchisee’s account statement. As part of our cash management services, we also make short-term commission advances to our franchisees, which we expect to be repaid within 120 days. As of December 31, 2004, there was approximately $4,359,000 of principal amount of these commission advances outstanding, of which $1,576,000 had been outstanding for over 120 days. Second, we store our franchisees’ customer documents as electronic images and maintain customer name and address data for accurate ownership identification. Third, we have established buying groups to assist our franchisees in the purchase of office equipment, supplies and services at bulk discounted rates that may otherwise be unavailable to them.

Financial discipline. We work with franchisees to devise budgets and action plans to help enhance agency performance. We monitor our franchisees’ performance and work with our franchisees to address negative operating trends. As a result, we can identify those franchisees who may have difficulty in meeting their obligations to Brooke Credit or who may become unable to repay short-term commission advances within the specified 120 day period. In cases where we identify financial or operational problems, we generally can instill greater financial discipline by establishing expense controls, making changes in management or, in severe cases, assuming day-to-day operating control of the franchise.

Buyers assistance. We assist our franchisees in the acquisition and conversion of businesses into our franchise network. Our services include pre-closing inspections, human resources reviews, facilities and operations reports, marketing and training plan development and operational consulting. Further assistance provided includes our payment for signage, mass media advertising and direct mail advertising expenses.

We believe that these resources and systems provide our franchisees the ability to compete favorably against both small independent agencies and the “captive” insurance agencies controlled by large insurance companies, such as Allstate Insurance Group, State Farm, Farmers Insurance and Nationwide Group. We believe that our franchisees have significantly greater resources, including access to the products of many insurance carriers, than most small, independently owned property and casualty insurance agencies. Further, we believe our franchisees’ ability to offer their customers the products of many insurance carriers provides them with a competitive advantage over “captive” insurance agencies who generally can offer to their customers only the products of their affiliated insurance carrier.

Business model. We generate revenues through our network of franchise locations in the following ways:

Share of ongoing revenues. As part of our franchise relationship, we receive a percentage of the ongoing revenues of each franchisee, which is generally 15% of our insurance agency franchisees’ revenues. In most cases, we receive the cash commission payments directly from the insurance companies that write the policies sold by our franchisees. We then remit to our franchisees the balance of the commissions, net of any loan payments, other amounts owed to us and our percentage of these commission revenues.

Franchise fees. We earn initial franchise fees from franchisees converting an existing agency into a new franchise and from those franchisees starting up a new franchise. These fees include:

•	Basic services fees. In exchange for a basic franchise fee of $125,000, we provide our conversion and start up franchisees with a business model, use of a registered trade name, access to the products of our insurance company suppliers and use of our Internet-based management system.

•	Buyers assistance fees. For those franchisees acquiring and converting an existing insurance agency into one of our franchised locations, we provide, among other things, an inspection of the agency to be acquired, human resources review, and a conversion and marketing transition strategy. Initial franchise fees associated with these services usually equal approximately 50% of the annual gross revenues of the agency to be acquired and converted, less the $125,000 initial franchise fee for basic services.

•	Start up assistance fees. In 2004, we began recruiting experienced insurance agents to start up new business locations, opening 41 new start up locations. We did not charge any additional initial franchise fees for start up services provided to these franchisees other than our fee for basic services, but we expect to eventually charge for these services in the future.

Seller consulting fees. We advise the owners of insurance agencies and, to a lesser extent, other businesses on the sale of their businesses to our franchisees and, in a limited number of cases, to unaffiliated third parties. We help sellers develop business profiles and tabulate revenues, share sample sales agreements and assist with general sale preparation. These consulting fees usually equal 10% of the total purchase price of the agency to be sold.

The following table shows the revenues and fees we received from our franchisees for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year ended December 31,
	2004	2003	2002
Share of Ongoing Revenues	$13,233	$6,421	$3,759
Initial Franchise Fees
Basic Services	8,795	425	0
Buyers Assistance	8,122	8,147	3,954
Start Up Assistance	0	0	0
Seller Consulting Fees	5,236	4,109	1,589

Brooke Credit Corporation

Brooke Credit specializes in lending money to provide our franchisees with the capital to purchase or start up their own agencies and to fund ongoing working capital needs. We also extend credit to borrowers to acquire non-franchised businesses such as captive Allstate insurance agencies and funeral homes. Our lending business helps us to grow our franchise network and support our franchisees.

Business model. Brooke Franchise assists Brooke Credit in monitoring our borrowers and providing management expertise when one of our franchisees encounters operating difficulties. To reduce the risk of loss on loans made to our franchisees, Brooke Franchise and Brooke Credit have developed the following “collateral preservation and loss mitigation” tools:

Receipt of cash directly from insurers. When our franchisees sell an insurance policy, the insurance carrier, in most cases, pays the commission directly to us, not to our franchisee. We deduct the percentage of commission revenues, monthly loan payments and any other amounts our franchisee borrowers owe us before we remit the balance to our franchisees.

Ability to monitor our franchisees and take action. In addition to controlling the initial receipt of our franchisees’ commission revenues, we help our franchisees set budgets, control operating expenses and develop marketing plans. We review reports monthly and have access to daily financial data on our franchisees, which enables us to identify potential shortfalls in cash flow at a relatively early stage. In cases where we identify financial or operational problems, we generally are able to take prompt corrective action, such as establishing greater expense controls or, in severe cases, assuming day-to-day operating control of the franchise.

Loan underwriting. In determining whether to make a loan, we conduct a thorough review of a potential borrower, including risk profiling and personality testing. We also analyze revenue, supplier relationships, marketing activities, producer relationships and customer retention.

Back-office administration. Our franchise agreements require that we provide trust accounts for customer receipts, centralized storage of customer files, and accounting for and disbursement of revenues. In the event that we must assume operating control over a franchise borrower, we have the information and records necessary to continue operating the business.

Loan origination. We originate loans primarily through referrals from Brooke Franchise because of its extensive recruiting review process and its franchisee management systems. We also have originated loans through submissions from loan brokers who we believe have access to high quality borrowers in businesses such as insurance agencies and funeral homes. The following table shows information regarding our loans for the years ended December 31, 2004, 2003 and 2002 (dollars are shown in thousands):

	Year ended December 31,
	2004	2003	2002
Loan balances outstanding	$183,384	$112,732	$60,353
Loan balances held by participating lenders	85,414	72,031	59,516
Loan balances held by securitization entities	53,326	29,891	—
Loan balances held on our balance sheet	44,644	10,810	837
Gain on sale recognized	2,475	4,368	2,762
Loan origination fees	2,421	1,132	—
Interest and servicing income	5,072	1,819	737

Number of loans outstanding to franchisees	655	403	337
Number of loans outstanding to non-franchisees	77	52	24

No amounts of recourse loans or loans associated with securitizations were charged off during the year ended December 31, 2004 and no such loans were delinquent 60 days or more as of December 31, 2004. Of inventory loans, principal balances of $135,000 were 60 or more days past due as of December 31, 2004, but no such loans had been charged off. We believe that credit problems of our borrowers are more likely to be identified when Brooke Franchise collects franchisees’ monthly statement account balances than by monitoring Brooke Credit’s loan delinquencies.

In instances where our borrowers have failed to perform, we usually have been able to assume management of the franchise in question, address any relevant operating problems and then sell or facilitate the sale of the franchise to another interested party. In these cases, the franchise management expertise of Brooke Franchise and our access to the franchisee’s customer and other records have been critical in allowing us to preserve the value of the franchise and to ultimately achieve full or substantial repayment of the loan principal. Generally, there have not been charge-offs on our loans because we generally receive the commissions directly from insurance companies and deduct the loan payments prior to remitting the balance to our borrowers.

Loan funding. We fund our loans primarily by selling participation interests in individual loans and selling investments in pools of loans to a network of 85 commercial banks and finance companies that we have developed. Although traditional lenders typically avoid making acquisition and other loans to insurance agencies directly, our network of funding institutions has been willing to purchase loans from Brooke Credit because of our collateral preservation and loss mitigation tools. To provide short-term financing for our lending operations, in August 2004, we secured a $50 million line of credit through DZ Bank AG Deutsche Zentral-Genossenschaltsbank. As of December 31, 2004, we had approximately $26,178,000 in loans pledged in connection with this line of credit and approximately $25,908,000 available under this line of credit. We expect that this line of credit will be repaid substantially in full upon the completion of each sale of securities backed by a pool of our loans.

Included in our funding programs are: a non-rated participation funding program; a self insured funding program; and a rated securitization funding program. First, our non-rated participation program involves the sale of non recourse loan participation interests in individual loans to our network of commercial banks and finance companies. The sole source of repayment is our borrowers. Second, our self insured funding program involves the sale of non recourse participation interests in loans that are insured by a financial guaranty policy issued by a captive insurance company subsidiary of ours. The financial guaranty policy provides coverage, under certain circumstances, for participating lenders, and the policy premiums are paid by our borrowers as part of the loan closing costs. Finally, our rated securitization funding program involves the sale of securities backed by a pool of loans. Under a typical securitization of these loans, we sell a pool of secured loans to a special purpose entity, generally a limited liability company. The special purpose entity, in turn, usually issues securities that are collateralized by the pool and the holders of those securities are entitled to participate in certain pool cash flows. We have sold four issues of such securities backed by insurance agency loan assets, all of which have an “A” rating from Standard & Poor’s Ratings Services.

Brooke Brokerage Corporation

Brooke Brokerage serves as a wholesale broker and has binding authority on behalf of certain insurance companies. We assist both unaffiliated agents and franchise agents in finding insurance coverage for hard to place and niche risks. Through our Bermuda captive insurance companies, we also self insure certain of our risks and are positioned to reinsure risks in connection with policies placed by our franchisees and other agents.

We believe that engaging in insurance brokerage allows us to support our franchisees by providing services that would otherwise be provided by a third party. As a result, we are able to generate additional revenues without placing additional costs on our franchisees. We have contracts with major carriers and syndicates including Scottsdale Insurance Company, ACE INA Group of Companies, Penn America and Penn Select Insurance Companies, United National Insurance Company, Wind River Insurance Company, Nautilus Insurance Company, Sagamore Insurance Company, and Lloyds of London syndicates.

The following table shows wholesale commissions and premiums received by Brooke Brokerage through its subsidiaries for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year ended December 31,
	2004	2003	2002
Wholesale commissions	$6,285	$5,596	$2,574
Premiums earned
DB Indemnity, LTD.	401	283	0
DB Group, LTD.	0	0	0

We plan to reinsure the underwriting risk on selected hard to place and niche insurance policies placed by Brooke Brokerage with unaffiliated insurance companies. We expect to conduct this activity through one or more reinsurance contracts, in which percentages of expense, loss and profit will be assigned to each participant. We plan to conduct these reinsurance activities through The DB Group, LTD., a captive insurance company subsidiary wholly owned by us. As of December 31, 2004, The DB Group had not written any policies and had recorded no premium revenues but had capital and surplus of $1,035,000.

We also have established DB Indemnity, LTD., a captive insurance company wholly owned by us, to self-insure a portion of our errors and omissions insurance and to issue financial guaranty policies on loans we have made. As of December 31, 2004, DB Indemnity had capital and surplus of $1,053,000. DB Indemnity is a Class 1 Bermuda Captive Insurer, which means that it is only allowed to insure our risks, and not those of unaffiliated third parties.

Typical Transaction

We create new franchises primarily by either converting existing insurance agencies into franchises or by helping entrepreneurs to form a new franchise agency. In both “conversion” and “start up” franchise transactions, we generate revenues through initial franchise fees and through an ongoing share of the franchisee’s revenues. In conversion franchise transactions, we also may earn a fee from the seller of the conversion agency. In a typical conversion transaction, we:

Identify insurance agencies for sale. We use tools such as Internet advertising, direct mail campaigns, magazine and newsletter advertisements, e-mail campaigns and our website to identify potential sellers of insurance agencies.

Assist the seller. We help the seller prepare the agency for sale, in exchange for a seller fee generally based upon transaction size, as typically determined by the purchase price of the agency.

Identify a buyer. We identify and recruit potential buyers and conduct an extensive underwriting process (including background checks, personal interviews, applications, and personality testing) to determine the prospective buyer’s suitability for agency ownership. Brooke Credit contemporaneously conducts its own underwriting processes in relation to those new franchisees desiring or requiring financing from us.

Structure the sale and enter into agreement with seller. Our acquisition agreements typically provide for the transfer of the agency’s assets, a down payment and the remaining purchase price generally paid over three or fewer years. We generally resell the agency to a franchisee on the same day we acquire it.

Enter into agreements with buyer. We then enter into an agreement for sale of agency assets and our franchise agreement with the qualified buyer. We also enter into a buyers assistance agreement pursuant to which we consult with the franchisee in purchasing agency assets and preparing for business ownership.

Provide the needed financing. A loan originated by Brooke Credit for one of our new franchisees typically calls for a 5 to 10% down payment; a 12 to 15 year maturity; a personal guarantee by the principals of the franchise; an interest rate based on a spread over the New York prime rate; and, loan origination fees. On the same date the loan is originated, we either: (1) retain the loan in our inventory; (2) sell up to 100% of the loan as a participation interest without recourse; or (3) fund the loan through our warehouse credit line and later package it with other loans to be sold as rated securities.

In a typical start up transaction, we identify a qualified entrepreneur, enter into our franchise agreement, assist in the opening of the new location and provide short-term financing. After the start-up franchise’s first year of operations, we extend permanent financing to qualified start-up franchisees on terms generally similar to those provided in a conversion transaction.

Industry Opportunity

We believe that the large number of both independent insurance agents and small insurance agencies in the United States offers us a significant opportunity to recruit experienced agents and agencies to start up their own franchise locations or to convert to one of our franchises. According to the FutureOne 2004 Agency Universe Study conducted by the Independent Insurance Agents and Brokers of America, there were approximately 39,000 independent insurance agencies in the United States in 2004. Of these insurance agencies, over 20,000 had annual revenues of between $150,000 and $1.25 million. Additionally, according to the U.S. Department of Labor, Bureau of Statistics, in 2002, there were over 380,000 individual licensed insurance agents in the United States. We also believe that the average age of these independent agents has been increasing, resulting in increased demand for liquidity and potential availability of agencies for sale.

We also have other opportunities to expand into financial services and final expense or funeral services. According to data from Dun & Bradstreet’s ZAPDATA, the number of independently owned financial services firms was approximately 212,000 in 2003, and according to the five year statistical review of the National Association of Securities Dealers, as of 2003 there were approximately 654,000 individual licensed securities brokers. The number of independently owned funeral homes is approximately 22,000, according to the 2004 National Directory of Morticians.

Corporate Structure and Business History

Brooke Corporation was incorporated under the laws of the State of Kansas on January 22, 1986, under the name of Brooke Financial Services, Inc. We subsequently amended our articles of incorporation, changing our name to Brooke Corporation. Our registered office is located in Overland Park, Kansas. We are controlled by Brooke Holdings, Inc., which owned approximately 63% of our outstanding common stock as of December 31, 2004. We are a holding company that owns, directly or indirectly through another subsidiary, 100% of the ownership of all our subsidiaries. Our primary business operations are conducted by our subsidiaries.

In 1986, we acquired our first property and casualty insurance agency. In 1996, we adopted a “franchise” approach to expansion and developed a lending program under Brooke Credit to facilitate agency ownership transfers. In 2000, we elected to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, and thereafter began filing periodic reports with the Securities and Exchange Commission. In 2002, we obtained a posting on the OTCBB to offer our shareholders increased liquidity and then subsequently listed on the American Stock Exchange in 2003. Also in 2003, Brooke Credit completed its first two securitizations of insurance agency loans. In 2004, we secured a $50 million line of credit through DZ Bank to assist Brooke Credit in the short-term funding of its franchisee loans.

Competition

As a franchisor of property and casualty insurance agencies, we seek to grow our network of franchises primarily through conversions of existing insurance agencies to franchises and through start up franchise agencies. Our competition for these agencies and experienced agents includes large insurance companies that recruit insurance agents and agencies into their systems, such as Allstate Insurance Group. Nationwide Group and State Farm, all of which are larger and have greater financial resources than us. Because the larger insurance brokers and agents generally seek to acquire agencies with revenues greater than those we acquire, we believe that our franchising strategy offers an attractive alternative for smaller insurance agencies. We also face competition from regional franchisors of insurance agencies, such as Fed USA Insurance/Financial Services and DCAP Group, Inc., and networks of independently owned insurance agencies, such as Strategic Independent Agents Alliance and The Iroquois Group.

Our franchisees primarily compete against independent insurance agencies located in their communities, against the locally-placed “captive” insurance agencies of large insurance companies and against large insurance agencies and brokers. Our franchisees compete against these companies for the insurance business of the individual and small business end-customers. The popularity of Internet sales and the passage of the Financial Services Modernization Act also have increased the number of potential insurance and financial services competitors. In the sale of other financial services, our competitors include independent securities representatives, life insurance agents and securities dealers. In funeral and final expense services, competitors of our franchisees include independent, regional and multinational operators of funeral homes, crematoria and cemeteries, as well as publicly traded companies that expand through acquisitions of smaller funeral services providers.

In our lending business, our financing services compete against other lenders, primarily banks and other traditional lenders, who have substantially greater resources and market presence than we do. However, most traditional lenders will not finance agency acquisitions due to the intangible nature of the collateral typically offered to secure such loans.

Our brokerage product line competes for business with a large number of wholesale insurance brokerage companies some of which are independently owned and others of which are owned by major retail insurance agency companies. Many independent insurance agents and insurance brokers have developed insurance programs for specific market niches and provide significant competition.

Employees

We employ approximately 600 people, of which approximately 540 are employed on a full-time equivalency basis (work 37.5 hours or more per week). Of these employees, Brooke Corporation employs approximately 60, Brooke Franchise employs approximately 455, Brooke Credit employs approximately 15 and Brooke Brokerage and its subsidiaries employ approximately 70 people. We have never had a work stoppage, and none of our employees are currently represented under collective bargaining agreements. We consider our relations with our employees to be good.

Suppliers

Most of our revenues currently result from our franchisees’ sales of insurance policies. As such, our primary suppliers are insurance companies, and we have direct and indirect agency relationships with several hundred insurance companies, including several of the leading writers of personal lines and commercial insurance in the United States. Our largest suppliers include Progressive Insurance, Safeco Insurance Company, St. Paul Travelers, Allied Insurance Company, and Employers Mutual Companies, which together account for approximately 29% of the commissions generated by our franchisees. We have agency agreements with each of the suppliers listed above.

Regulations

We are subject to licensing or regulatory approval by the state insurance department in each state in which we do business. Each of our franchise agencies also is subject to licensing or regulatory approval in the state in which it conducts business. Our operations depend on the validity of and our continued good standing under the licenses and approvals under which we operate. Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities, and generally, these authorities are vested with broad discretion as to grant, renewal and revocation of licenses and approvals.

We are subject to the unfair trade practices acts of the various states in which we do business. They each define and prohibit unfair methods of competition or unfair or deceptive acts or practices, including misrepresentation of policy terms, false advertising, making false statements, and defamation. Failure to comply with such acts or insurance regulations could have a material adverse effect on us.

Brooke Credit’s lending activities are targeted to businesses and are generally unregulated. Although we do not typically make consumer loans, Brooke Credit is licensed as a consumer finance company in Kansas.

We must comply with regulations adopted by the Federal Trade Commission and with several state laws that regulate the offer and sale of franchises. The Federal Trade Commission’s Trade Regulation Rule on Franchising and certain state laws require that we furnish prospective franchisees with a franchise offering circular containing information prescribed by the Trade Regulation Rule on Franchising and applicable state laws and regulations.

We also must comply with a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor’s business practices in a number of ways, including limiting the ability to: (1) terminate or not renew a franchise without good cause; (2) interfere with the right of free association among franchisees; (3) disapprove the transfer of a franchise; and (4) discriminate among franchisees with regard to charges, royalties and other fees.

Our funeral home operations are regulated under the Federal Trade Commission Act which requires funeral service providers to disclose the prices for their goods and services as soon as the subject of price arises in a discussion with a potential customer and to offer their goods and services on an unbundled basis. Our pre-funded funeral insurance products are subject to state regulation, which varies considerably from state to state.

Pursuant to the Bermuda Insurance Act of 1978, our Bermuda captive insurance companies are regulated by the Supervisor of Insurance of the Bermuda Monetary Authority. Our captive insurance companies must appoint and maintain a principal representative in Bermuda, appoint an auditor to report on financial statements, meet minimum capital and solvency requirements, maintain certain liquid assets compared to liabilities, file annual statutory financial returns, and comply with other provisions of the Act as amended and with applicable Bermuda regulations.

We believe that we are currently in material compliance with all state, federal and foreign regulations to which we are subject and we are unaware of any pending or threatened investigation, action or proceeding by any state, federal or foreign regulatory agency involving us that would have a material adverse effect on us.

Risk Factors

Risks Related to Brooke Corporation

A significant part of our business strategy involves adding new franchise locations, and our failure to grow may adversely affect our business, prospects, results of operations and financial condition.

Our expansion strategy consists principally of adding new franchise locations. Our continued growth is dependent upon a number of factors, including the availability of adequate financing and suitable franchise locations on acceptable terms, experienced management employees, the ability to obtain required government permits and licenses and other factors, some of which are beyond our control. In addition, we compete for acquisition and expansion opportunities with entities that have substantially greater resources than us. We cannot assure you that we will be able to grow our business successfully through adding new franchise locations or by growing the operations of existing franchisees. Our failure to grow could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our franchisees’ financial performance may adversely affect their ability to repay amounts due to us.

We have credit exposure with respect to loans made to our franchisees and with respect to our franchisees’ monthly statement balances. We lend money to our franchisees to acquire businesses and, in addition, we assist our franchisees by financing cyclical fluctuations of revenues, receivables and payables with commission advances recorded by us on our franchisees’ monthly statements and by granting temporary extensions of due dates for franchisee statement balances owed by franchisees to us. Our franchisees depend on commission income to pay amounts due to us in respect of their loans and in respect of their statement balances. If our franchisees’ businesses are not successful, they may be unable to pay statement balances to us and may be unable to repay their loans, either of which would have a detrimental effect on us.

If statement balances are not paid in full at least once every four months, we consider such balances “watch” balances. Our credit loss reserves are determined primarily by our watch statement balances. Other factors we consider in determining credit loss reserves are statement loss experience, management’s evaluation of the potential for future losses and management’s evaluation of the potential for future recoveries. We may not be able to accurately predict credit losses and, as a result, our credit reserves may not be sufficient to cover future losses, in which case, our financial condition and results of operations will be adversely affected.

The ability of our franchisees to repay loans made to them by our finance subsidiary may be adversely affected by an increase in market interest rates.

The loans we make to our franchisees through Brooke Credit typically bear interest at a variable or floating interest rate. To the extent that market interest rates increase, our franchisees may be unable to make debt service payments. As a result, an increase in market interest rates will increase the risk of default on the loans made by us.

Our financial condition could be adversely affected if we are unable to fund our loans through sales to third parties.

In an effort to broaden our funding sources and to provide an additional source of liquidity, we have sold participation interests in our loans and have accessed, and intend to attempt to continue to access, the asset-backed securitization markets. Under a typical asset-backed securitization, we sell a “pool” of secured loans to a special-purpose entity, generally a limited liability company. The special-purpose entity, in turn, typically issues securities that are collateralized by the pool and the holders are entitled to participate in certain pool cash flows. Several factors will affect our ability to sell participation interests in our loans and to complete securitizations, including:

•	conditions in the securities markets, generally;

•	conditions in the asset-backed securities markets;

•	the credit quality and performance of our financial instruments and loans;

•	our ability to adequately service our financial instruments and loans; and

•	the absence of any material downgrading or withdrawal of ratings given to securities previously issued in our securitizations.

We make certain assumptions regarding the profitability of our securitizations and loan participations which may not prove to be accurate.

In a securitization or participation sale transaction, a gain on sale resulting from related retained interest and/or servicing rights in the securitized pool or loan may be recognized when the assets are sold. The value assigned to the retained interest and/or servicing asset depends upon certain assumptions regarding future performance of the securitized loan portfolio or participation loan, including the level of credit losses and the rate of prepayments. If actual credit losses or prepayment rates differ from the original assumptions, the value of the retained interest and/or servicing asset may decrease materially. The value of the retained interest and/or servicing asset may also decrease materially as a result of changes in market interest rates. Also, if assets being sold are not properly hedged, the gain on sale recorded in a securitization or participation loan sale transaction may be affected by changes in market interest rates between the time the assets being sold are originated and the time the assets are sold. Changes in the volume of assets securitized or loan participations sold due to our inability to access the asset-backed securitization markets or other funding sources could have a material adverse effect on our business, financial condition and results of operations. In addition, decreases in the value of the retained interests and/or servicing asset in securitizations that we have completed or loan participations we have sold due to market interest rate fluctuations or higher than expected credit losses on prepayments also could have a material adverse effect on our business, financial condition and results of operations.

The value of the collateral securing our loans to franchisees may be adversely affected by our franchisees’ actions.

We make loans to franchisees through Brooke Credit primarily for the purpose of allowing our franchisees to acquire insurance agencies. These loans are secured by, among other things, insurance agency assets. Insurance agency assets in most cases are intangible, and the value of these assets may rapidly deteriorate if our franchisees do not adequately serve their policyholders or if the policies they offer are not competitively priced. Reduction in the value of such assets could result in these loans being inadequately secured, which could adversely affect us in the event of a default on these loans.

Carrier override and contingent or profit sharing commissions are difficult to predict, and any decrease in our receipt of such payments may adversely affect us.

We derive a portion of our revenues from carrier override and contingent or profit sharing commissions based upon the terms of the contractual relationships between our insurance companies and us. Carrier override commissions are commissions paid by insurance companies in excess of the standard commission rates on specific classes of business. These amounts may be but are not always contingent on achieving a specific premium volume or profitability of the business. Contingent or profit sharing commissions are commissions paid by insurance companies based on the estimated profit that the companies make on the overall volume of business that we place with such companies. We generally receive these contingent commissions in the first and second quarters of each year. We do not account for carrier overrides separately. However, contingent or profit sharing commissions accounted for approximately three percent of our total revenues for the fiscal year ended December 31, 2004.

Due to the nature of these commissions, it is difficult for us to predict their payment. Increases in loss ratios experienced by insurance companies will result in a decreased profit to them and may result in decreases in payments of contingent or profit sharing commissions to us. Furthermore, we have no control over insurance companies’ ability to estimate loss reserves, which affects our profit-sharing calculation. In addition, tightening of underwriting criteria by certain insurance companies, due in part to high loss ratios, may result in a lower volume of business that we are able to place with them. Our company override and contingent or profit sharing commissions affect our revenues, and decreases in their payment to us may have an adverse effect on our results of operations.

Potential litigation and regulatory proceedings regarding commissions, fees, contingency payments, profit sharing and other compensation paid to brokers or agents could materially adversely affect our financial condition.

The insurance industry has recently come under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to contingent compensation and other volume or profit based compensation arrangements. Attorneys General have issued subpoenas to various insurance brokerages and insurance companies. Certain of these investigations have led to complaints being filed against brokerages and insurance companies and some brokerages and insurance companies have stated that they will discontinue accepting or making, respectively, volume based and profit based payments. In addition to government investigations, class action lawsuits relating to these business practices have been filed against various members of the insurance industry. Negative publicity associated with these investigations and lawsuits have precipitated increased volatility in the prices of securities issued by companies throughout the insurance industry. We have received inquiries from departments of insurance which are related to such compensation arrangements or are related to unethical or unlawful sales practices. These inquiries were not related to specific or general allegations of wrongdoing on our behalf. Rather, these inquiries were sent to numerous agents and brokers based upon their status as a licensed agent or broker, the volume of business they produce or other factors unrelated to allegations of wrongdoing. We cannot predict whether we will receive further inquiries or will receive subpoenas, or will become subject to investigations, regulatory actions, proceedings or lawsuits. The outcome of any such subpoena, investigation, regulatory action, proceeding or lawsuit could have a material adverse effect on our business or financial condition.

The insurance industry has also recently come under a significant level of scrutiny by consumer advocacy groups, and certain media reports have advocated governmental action with respect to contingent and other volume or profit based compensation arrangements. The consumer groups and media reports typically characterize these payments as creating an unacceptable conflict of interest and adding an unnecessary or even unfair consumer cost. If negative characterizations of such compensation arrangements become accepted by consumers, this could have a material adverse effect on the demand for our franchisees’ products and services and could materially adversely affect our results of operations and financial condition. Negative perception of such compensation arrangements or other activities could also result in us being subject to more restrictive laws and regulations as well as increased litigation, which may increase further our costs of doing business and adversely affect our profitability by impeding our ability to market our products and services, requiring us to change our marketing practices, products or services and increasing the regulatory burdens under which we operate.

Our business is dependent on the cyclical pricing of property and casualty insurance, which may adversely affect our franchisees’ performance and, thus, our financial performance.

Our franchisees are primarily engaged in insurance agency and brokerage activities and derive revenues from commissions paid by insurance companies, which commissions are based in large part on the amount of premiums paid by our franchisees’ customers to such insurance companies. In turn, we earn fees from our franchisees based upon the amount of such commissions payable by insurance companies, which fees make up a substantial portion of our revenues. Neither we nor our franchisees determine insurance premiums. Premium rates are determined by insurers based on a fluctuating market. Historically, property and casualty insurance premiums have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, which generally have an adverse effect upon the amount of commissions earned by our franchisees, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. The current insurance market generally may be characterized as “soft,” with a flattening or decreasing of premiums in most lines of insurance. As insurance carriers continue to outsource the production of premium revenue to independent brokers or agents, such as our franchisees, those insurance carriers may seek to reduce further their expenses by reducing the commission rates payable to our franchisees. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly undermine our franchisees’ and our profitability. A reduction in commission rates may significantly undermine our borrower’s ability to repay loans to us. Because we do not determine the timing and extent of premium pricing changes, we cannot accurately forecast our commission revenues, including whether they will significantly decline. As a result, our budgets for future acquisitions, capital expenditures, credit loss reserves, dividend payments, loan repayments and other expenditures may have to be adjusted to account for unexpected changes in revenues.

We may not be able to successfully convert new franchises.

Our ability to successfully identify suitable acquisition candidates, complete acquisitions, convert acquired businesses into our franchisees, and expand into new markets will require us to continue to implement and improve our operations, financial, and management information systems. Our new franchises may not achieve levels of revenue, profitability, or productivity comparable to our existing franchises, or otherwise perform as expected. In addition, when we make an acquisition and effect a conversion, we are subject to a number of special risks, such as entry into unfamiliar markets and unanticipated problems or legal liabilities, some or all of which could have a material adverse effect on our results of operations and financial condition.

We may be required to repurchase loans sold with recourse or make payments on guarantees.

In some instances, Brooke Credit has sold loans to investors with full recourse, which may adversely affect our financial condition or results of operations in the event Brooke Credit is required to repurchase loans of poor quality. In addition, in connection with our activities of matching business purchasers and sellers, we have sometimes guaranteed payments from purchasers to sellers, which may adversely affect us in the event such a purchaser defaults on its obligations to such a seller.

We will be adversely affected if we do not have alternative sources of funds to repay our obligations as they mature.

Loans made by Brooke Credit are usually amortized for a period of between twelve years and fifteen years. We have funded a portion of our loan portfolio with a funding facility which will require all or partial repayment by us prior to the time that loans made by us are scheduled to be repaid, and we will be adversely affected if we do not have alternative sources of funds to repay these obligations as they mature.

We are dependent on key personnel.

We are dependent upon the continued services of senior management, particularly the services of Robert D. Orr, Leland G. Orr, Shawn T. Lowry, Michael S. Lowry, Kyle L. Garst and Anita F. Larson. We have entered into an employment agreement with each of them. The loss of the services of any of these key personnel, by termination, death or disability, or our inability to identify, hire and retain other highly qualified personnel in the future, could have a material adverse effect on us. We currently do not maintain key employee insurance with respect to any of our officers or employees.

Because we intend to change our method of funding our loans, our leverage will increase.

As a part of our strategy to increase recurring revenues, our goal is to recognize fewer gains on loan sales and more net interest revenue. As a result, our current liabilities are expected to increase because more loans will be funded through sales of participations that do not qualify as true sales and through our warehouse facility with DZ Bank AG Deutsche Zentral-Genossenschaftsbank. Our network of participating lenders may become uncomfortable with such an increase in current liabilities, and as a result, we may not be able to sell participation interests in loans we originate on terms acceptable to us or at all, which would have a material adverse effect on our operations and prospects for growth.

Our business, results of operations, financial condition or liquidity may be materially adversely affected by errors and omissions.

Our franchisees are subject to claims and litigation in the ordinary course of business resulting from alleged errors and omissions. Because we are agent of record on policies written through our franchisees, claims against our franchisees may also allege liability against us for all or part of the amounts in question. Claimants may seek large damage awards and these claims may involve potentially significant defense costs. Errors and omissions could include, for example, our employees or sub-agents failing, whether negligently or intentionally, to place coverage or to notify insurance companies of claims on behalf of clients, to provide insurance companies with complete and accurate information relating to the risks being insured or to appropriately apply funds that we hold for our clients. It is not always possible to prevent and detect errors and omissions and the precautions we take may not be effective in all cases. While most of the errors and omissions claims made against us have been covered by our professional liability insurance, subject to our self-insured deductibles, our results of operations, financial condition or liquidity may be adversely affected if in the future our insurance coverage proves to be inadequate or unavailable or there is an increase in liabilities for which we self-insure. In addition, errors and omissions claims may harm our reputation or divert management resources away from operating our business.

Termination of our professional liability insurance policy would adversely impact our financial prospects and our ability to continue our relationships with insurance companies.

Without professional liability insurance, it is unlikely that we would be able to continue our relationships with insurance companies, which would adversely impact our financial prospects. Although we have an acceptable claims history, there can be no assurance that we will be able to maintain our professional liability insurance and in the event of the termination or non-renewal of our professional liability insurance policy, we may be unable to acquire this insurance on acceptable terms, or at all.

Efforts to comply with the Sarbanes Oxley Act will entail significant expenditures; non-compliance with the Sarbanes Oxley Act may adversely affect us.

The Sarbanes Oxley Act of 2002 that became law in July 2002 and rules subsequently implemented by the Securities and Exchange Commission and the American Stock Exchange require changes to some of our accounting and corporate governance practices, including the requirement that we issue a report on our internal controls as required by Section 404 of the Sarbanes Oxley Act. If we are an accelerated filer (as defined in Exchange Act Rule 12b-2) as of June 30, 2005, we will be required to comply with Section 404 of the Sarbanes Oxley Act by December 31, 2005. We expect these new rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and/or costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes Oxley Act and related rules, we may be adversely affected.

We have experienced material weaknesses in our internal controls. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm the value of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results will be harmed. We have, in the past, discovered and may in the future discover areas of our internal controls over financial reporting that need improvement. For example, during the audits of our 2001, 2002 and 2003 results, our independent auditors noted certain reportable conditions involving our internal controls and operations, primarily relating to accounting oversight, including a shortage of a qualified, experienced accounting staff. In addition, our independent auditors indicated in connection with the audit of our 2003 results that our lack of accounting personnel was a material weakness. We have made significant changes to our operations to improve our internal controls and have hired several individuals who have accounting experience, have accounting degrees and/or are certified public accountants. As a result of these improvements, our independent auditor’s letter to our audit committee in connection with the audit of our 2004 results did not note any material weaknesses. To address reportable conditions noted in connection with our 2004 audit, particularly accounting staff shortages and the need for additional documentation in support of estimates related to revenue recognition, we are continuing to take steps to improve our internal controls. For example, we are continuing to hire additional accounting staff and have engaged an independent accounting firm to assist our internal accounting staff with financial reporting and other accounting related matters. We cannot be certain that these measures, and any other steps we may take, will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operation results or cause us to fail to meet our reporting obligations.

As a public company we are subject to the reporting requirements of the Sarbanes-Oxley Act of 2002. Beginning with the year ending December 31, 2006 (or December 31, 2005, depending upon the value of our common stock held by non-affiliates), our management will be required to annually assess and report on our internal controls over financial reporting. We cannot assure you that our management will be able to complete its required assessment by our reporting deadline. If we are unable to adequately establish or improve our internal controls over financial reporting, we may report that our internal controls are ineffective and our independent auditors will not be able to issue an unqualified opinion on the effectiveness of our internal controls. Ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock or could affect our ability to access the capital markets, and which could result in regulatory proceedings against us by among others, the U.S. Securities Exchange Commission.

Our dependence on initial fees creates an incentive for us to extend credit to borrowers that may not meet stringent underwriting guidelines.

A significant part of our revenues are derived from one time initial fees we receive from assisting franchisees and others with the acquisition of businesses. Generating fees is largely dependent on our franchisees’ and others’ ability to obtain acquisition financing from Brooke Credit. Our dependence on these initial fees creates an incentive for us to extend credit to borrowers that may not meet stringent underwriting criteria. Our failure to follow stringent underwriting guidelines could adversely affect the quality of the loans we make and adversely affect our financial condition and results of operations.

Because a significant part of our loans and insurance-related revenues derive from operations located in five states, our business may be adversely affected by conditions in these states.

A substantial portion of our loans and insurance-related revenues derive from operations located in the states of Florida, Kansas, Texas, Missouri and California. Our franchisees’ and our revenues and profitability are affected by the prevailing regulatory, economic, demographic, weather, competitive, industry and other conditions in these states. Changes in any of these conditions could make it more costly or difficult for our franchisees and us to conduct our business. Adverse regulatory or industry developments in these states, which could include fundamental changes to the design or implementation of the insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

Losses sustained by our Bermuda captive insurance companies may adversely affect us.

Our captive insurance company subsidiary, DB Indemnity, LTD., domiciled in Bermuda, is directly liable for losses and loss adjustment expenses under the terms of the insurance policies that it writes. DB Indemnity is required by Bermuda law to maintain minimum levels of statutory capital and surplus. In addition, DB Indemnity is required to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than a specified percentage of the amount of its relevant liabilities.

If DB Indemnity fails to accurately assess the risks it assumes, it may fail to establish appropriate premium rates and its reserves may be inadequate to cover its losses. Claim reserves represent estimates involving actuarial and statistical projections at a given point in time of expectations of the ultimate settlement and administrative costs of claims incurred. DB Indemnity uses actuarial models as well as historical industry loss development patterns to assist in the establishment of appropriate claim reserves. For both casualty and property losses, actual claims and claim expenses paid may deviate, perhaps substantially, from DB Indemnity’s reserve estimates. If DB Indemnity’s claim reserves are determined to be inadequate, it will be required to increase claim reserves with a corresponding reduction in its net income in the period in which the deficiency is rectified. Even though most insurance contracts have policy limits, the nature of property and casualty insurance and reinsurance is that losses can exceed policy limits for a variety of reasons and could significantly exceed the premiums received on the underlying policies. DB Indemnity has not incurred any claims or claims expenses; however, claims, claims settlement patterns, legislative activity, social and economic patterns, and litigation and regulatory trends, all of which are difficult to predict, may have a substantial impact on DB Indemnity’s future loss experience. If DB Indemnity’s reserves are insufficient to cover claims, this could have a material adverse effect on future earnings DB Indemnity contributes to the Company and accordingly could have a material adverse effect on our prospects. In addition, if DB Indemnity’s reserves are insufficient to cover claims, because the risks insured are risks of the Company and its franchisees, in some instances, we may have to pay losses for which DB Indemnity’s reserves were not adequate to cover.

Our Bermuda captive insurance company subsidiary, DB Group, LTD., is currently negotiating a quota share reinsurance agreement with an unaffiliated insurance company which would allow us to share a portion of the premiums and risks in relation to certain policies written through our franchisees and unaffiliated agents. Our plans also include negotiation of reinsurance agreements with other carriers. Brooke Brokerage’s ability to achieve its goals is dependent upon the successful negotiation of such agreements. There can be no assurance that current or future negotiations will be successful, and if negotiations fail, it could have a material adverse effect on our financial prospects. If we are successful in negotiating these reinsurance agreements, DB Group’s financial prospects will be subject to most of the risks described with respect to DB Indemnity, including failure to assess the risks it assumes and inadequate claims reserves.

Our reliance on the Internet could have a material adverse effect on our operations and our ability to meet customer expectations.

We rely heavily on the Internet in conducting our operations. A main component of our franchise program is providing franchisees and their personnel access to documents and other data over the Internet. This service requires efficient operation of Internet connections from franchisees and franchisee personnel to our system. These connections, in turn, depend on efficient operation of web browsers, Internet service providers and Internet backbone service providers, all of which have experienced periodic operational problems or outages in the past and over which we have no control. Any system delays, failures or loss of data, whatever the cause, could reduce customer satisfaction with our services and products. Moreover, despite the implementation of security measures, our computer system may be vulnerable to computer viruses, program errors, attacks by third parties or similar disruptive problems. These events could have a material adverse effect on our operations and our ability to meet customer expectations.

Our network may be vulnerable to security breaches and inappropriate use by Internet users, which could disrupt or deter future use of our services.

Concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services. Our failure to successfully prevent security breaches could significantly harm our business, reputation and results of operations and could expose us to lawsuits by state and federal consumer protection agencies, by governmental authorities in the jurisdictions in which we operate, and by consumers. Anyone who is able to circumvent our security measures could misappropriate proprietary information, including personal customer data, cause interruptions in our operations or damage our brand and reputation. A breach of our security measures could involve the disclosure of personally identifiable information and could expose us to a material risk of litigation, liability or governmental enforcement proceeding. We cannot assure you that our systems and other technology resources are completely secure from security breaches, password lapses or sabotage, and we have occasionally experienced attempts at “hacking.” We may be required to incur significant additional costs to protect against security breaches or to alleviate problems caused by any of these type of breaches. Any well publicized compromise of our security or the security of any other Internet provider could deter people from using our services or the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which could have a detrimental impact on our franchise network. Furthermore, computer viruses may affect our ability to provide our services and adversely affect our revenues. Moreover, if a computer virus affecting our system were highly publicized, our reputation could be significantly damaged, resulting in the loss of current and future franchisees and customers.

We are in a highly competitive market, which could result in reduced profitability.

Our franchisees face significant competition. The popularity of Internet sales and enactment of the Financial Services Modernization Act have increased the number of potential competitors and allow highly capitalized competitors, like banks, to offer certain kinds of insurance services which are competitive with the products of our franchisees. If our prediction that the number of agents will increase is accurate, we will face greater competition for the services we provide to our franchisees. Our funeral services franchisees face competition for sales of funeral services from independent, regional and multinational operators, including large publicly traded owners and discount funeral service providers who provide products and services on discount or “a la carte” bases. In addition, they face significant competition with respect to pre-need insurance policies, pre-need trusts and other products. Many of our potential competitors have greater financial resources and market acceptance than we do.

Our processing center may be insufficient to accommodate expected growth.

Our processing services are completed at a processing center located in Phillipsburg, Kansas. If we grow more quickly than anticipated, the processing center’s management, facilities, and labor force may become insufficient to accommodate our expected growth. We have safeguards for emergencies and have arranged for back-up facilities to process information if the processing center in Phillipsburg, Kansas is not functioning. However, the occurrence of a major catastrophic event or other system failure at our processing center in Phillipsburg, Kansas could interrupt document processing or result in the loss of stored data.

We are a controlled company that is exempt from certain stock exchange corporate governance requirements.

Our common stock is currently listed on the American Stock Exchange. The American Stock Exchange generally requires a majority of directors to be independent and requires audit, compensation and nominating committees to be composed solely of independent directors. However, under the rules of the American Stock Exchange, if a single stockholder holds more than 50% of the voting power of a listed company, that company is considered a “controlled company” and, except for the rules relating to independence of the audit committee, is exempt from these independence requirements. We are a controlled company because Brooke Holdings, Inc. owns approximately 63% of our common stock. A majority of our directors are not independent and our shareholders do not have, and may never have, all the protections that these rules are intended to provide.

We compete in a highly regulated industry, which may result in increased expenses or restrictions in our operations.

We conduct business in a number of states and are subject to comprehensive regulation and supervision by government agencies in many of the states in which we do business. The primary purpose of such regulation and supervision is to provide safeguards for policyholders rather than to protect the interests of shareholders. The laws of the various state jurisdictions establish supervisory agencies with broad administrative powers with respect to, among other things, licensing to transact business, licensing of agents and unfair trade practices.

Although we believe that we are currently in material compliance with statutes and regulations applicable to our business, we cannot assure you that we will be able to maintain compliance without incurring significant expense, or at all. In addition, our franchisees are also subject to comprehensive regulations and supervision and we cannot ensure their material compliance with statutes and regulations applicable to our business. Our failure to comply, or the failure of our franchisees to comply, with any current or subsequently enacted statutes and regulations could have a material adverse effect on us. Furthermore, the adoption of additional statutes and regulations, changes in the interpretation and enforcement of current statutes and regulations, or the expansion of our business into jurisdictions that have adopted more stringent regulatory requirements than those in which we currently conduct business, could have a material adverse effect on us.

We are subject to franchise law and regulations that govern our status as a franchisor and regulate some aspects of our franchise relationships. Our ability to develop new franchise locations and to enforce contractual rights against franchisees may be adversely affected by these laws and regulations, which could cause our franchise revenues to decline and adversely affect our growth strategy.

We are subject to federal and state laws and regulations, including the regulations of the Federal Trade Commission as well as similar authorities in individual states, in connection with the offer, sale and termination of franchises and the regulation of the franchisor-franchisee relationship. Our failure to comply with these laws could subject us to liability to franchisees and to fines or other penalties imposed by governmental authorities. In addition, we may become subject to litigation with, or other claims filed with state or federal authorities by, franchisees based on alleged unfair trade practices, implied covenants of good faith and fair dealing, payment of royalties, location of stores, advertising expenditures, franchise renewal criteria or express violations of franchise agreements. We cannot assure you that we will not encounter compliance problems from time to time, or that material disputes will not arise with one or more franchisees. Accordingly, our failure to comply with applicable franchise laws and regulations, or disputes with franchisees, could have a material adverse effect on our results of operations, financial condition and growth strategy.

Risks Related to Our Common Stock

Our Chairman of the Board and Chief Executive Officer, Robert D. Orr, is able to exert significant control over us and may act in a manner that is adverse to our other shareholders’ interests.

As of December 31, 2004, Robert D. Orr, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 63% of our outstanding common stock. As a result, he is able to exert significant influence over:

•	the election of our board of directors;

•	the adoption of amendments to our charter documents;

•	our management and policies; and

•	the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

Mr. Orr’s interests may conflict with the interests of other holders of our common stock and he may take actions affecting us with which other shareholders may disagree. For example, in order to retain control, Mr. Orr may decide not to enter into a transaction in which our shareholders would receive consideration for their shares that is much higher than the cost of their investment in our common stock or than the then current market price of our common stock. Any decision regarding the ownership of our company that Mr. Orr may make at some future time will be in his absolute discretion.

Our relatively low trading volume may limit shareholders’ ability to sell their shares.

Although shares of our common stock are listed on the American Stock Exchange, our average daily trading volume has been fewer than 9,000 shares during the year ended December 31, 2004. As a result of this low trading volume, shareholders may have difficulty selling a large number of shares of our common stock in the manner or at the price that might be attainable if our common stock were more actively traded.

The price of our common stock may fluctuate significantly, which may make it difficult for shareholders to resell common stock when they want or at a price they find attractive.

Since January 1, 2004, our common stock has traded at prices ranging between $4.81 and $31.50 on the American Stock Exchange. We expect that the market price of our common stock will continue to fluctuate. Our common stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•	actual or anticipated variations in our quarterly operating results;

•	actual or anticipated changes in the dividends we pay on our common stock;

•	recommendations by securities analysts;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns, litigation and other issues in our industry;

•	geopolitical conditions such as acts or threats of terrorism or military conflicts; and

•	relatively low trading volume.

Kansas law and our articles of incorporation and bylaws contain antitakeover provisions that could delay or discourage takeover attempts that shareholders may consider favorable.

Certain provisions of our articles of incorporation and our bylaws and of Kansas law may discourage, delay or prevent transactions that our shareholders may consider favorable, including transactions that could provide for payment of a premium over the prevailing market price of our common stock, and also may limit the price that investors are willing to pay in the future for our common stock. For example, our articles of incorporation contain provisions, such as allowing our board of directors to issue preferred stock with rights superior to those of our common stock without the consent of our shareholders, which could make it more difficult for a third party to acquire us without the consent of our board of directors. In addition, our bylaws establish that our independent directors have neither the right nor the obligation to vote for the nomination, election or removal of directors of our company; those rights and obligations rest solely with the representative of our controlling company, Brooke Holdings, Inc.

ITEM 2.	PROPERTIES.

Our principal executive offices are located in leased premises at 10950 Grandview Drive, Suite 600, Overland Park, Kansas 66210, and our telephone number is (913) 661-0123. In addition to serving as our principal executive offices, this facility also functions as the national sales office, the Kansas City regional franchise sales office and a franchise customer service center.

We own a processing center in Phillipsburg, Kansas, and lease additional regional offices in Englewood, Colorado, Nashville, Tennessee, Dallas, Texas, and Sacramento, California, as well as brokerage underwriting offices, franchise customer service centers and auto insurance sales centers in other locations in the United States. We, or our subsidiaries, may acquire or lease real estate for use in our subsidiaries’ operations and for lease, sublease or license to franchisees.

The properties from which operations are conducted are not materially important to us. Management believes that our facilities will be adequate for current and proposed operations. In management’s opinion, adequate insurance has been purchased for each of the above-referenced properties.

ITEM 3.	LEGAL PROCEEDINGS.

We and our subsidiaries have from time to time been parties to claims and lawsuits that are incidental to our business operations. While ultimate liability with respect to these claims and litigation is difficult to predict, we believe that the amount, if any, that we are required to pay in the discharge of liabilities or settlements in these matters will not have a material adverse effect on our consolidated results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2004.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT.

Name	Age	Position(s)
Robert D. Orr	51	Chairman of the Board and Chief Executive Officer
Leland G. Orr	42	Chief Financial Officer, Treasurer and Assistant Secretary
Anita F. Larson	43	President and Chief Operating Officer
James H. Ingraham	51	General Counsel and Secretary
Michael S. Hess	49	President of Brooke Brokerage Corporation and CJD & Associates, L.L.C.
Shawn T. Lowry	31	President of Brooke Franchise Corporation
Michael S. Lowry	29	President of Brooke Credit Corporation
Kyle L. Garst	35	Senior Vice President of Brooke Franchise Corporation

Robert Orr and Leland Orr are brothers. Shawn Lowry and Michael Lowry are brothers and they are also nephews of Robert Orr and Leland Orr.

The business experience of each of the executive officers is described below:

Robert D. Orr, Director, Chairman of the Board and Chief Executive Officer, is our founder. Mr. Orr has served as a director and our Chief Executive Officer since our inception in 1986. He was our President from 1986 until 1991 and has been our Chairman of the Board since 1991. Prior to focusing full time as our Chairman of the Board and Chief Executive Officer beginning in 1996, Mr. Orr served as President of Farmers State Bank, Phillipsburg, Kansas, Chairman of the Board of Brooke State Bank, Jewell, Kansas, President of First National Bank, Smith Center, Kansas, and a self-employed insurance agent for American Family Insurance Company. Mr. Orr is an honors graduate from Fort Hays State University in Hays, Kansas, with a Bachelor of Arts degree in Political Science. He also completed the Graduate School of Banking program at the University of Colorado. Mr. Orr is the author of a book published in 2000 about the sale of insurance and financial services in the Internet age entitled Death of an Insurance Salesman?.

Leland G. Orr, Director, Chief Financial Officer, Treasurer and Assistant Secretary, has served as a director and officer since our inception in 1986. Mr. Orr has been our Chief Financial Officer since 1995, Treasurer since 1986, and Assistant Secretary since 2001. He served as our President from 2003 until January 2005 and as Secretary from 1986 until 2001. In addition to his other responsibilities, Mr. Orr manages our processing center in Phillipsburg, Kansas. Prior to assuming the role of our Chief Financial Officer, Mr. Orr served as President of Brooke State Bank, Jewell, Kansas, and as an accountant with Kennedy, McKee & Company, LLP (formerly Fox & Company) in Dodge City, Kansas. He is a Certified Public Accountant and a

member of each of the American Institute of Certified Public Accountants and the Kansas Society of Certified Public Accountants. Mr. Orr received a Bachelor of Science Degree in Accounting from Fort Hays State University in Hays, Kansas.

Anita F. Larson, Director, President and Chief Operating Officer, joined us in 1999. In January 2005, Ms. Larson was elected to our board of directors and appointed as our President and Chief Operating Officer. She was our General Counsel from 1999 until January 2005, Vice President from 2001 until January 2005, Secretary from 2001 until January 2005, and Assistant Secretary from 2000 until 2001. Prior to joining us, Ms. Larson was Vice President and Counsel of The Equitable Life Assurance Society of the United States, New York, New York, Chief Administrative Officer of First Security Benefit Life Insurance and Annuity Company of New York, and Second Vice President and Counsel of Security Benefit Group, Inc., Topeka, Kansas. Ms. Larson received a Bachelor of Arts Degree in English from the University of Kansas and a Juris Doctorate Degree from the University of Kansas School of Law.

James H. Ingraham has served as our General Counsel and Secretary since January 2005, having joined us in November 2004 as Counsel. Mr. Ingraham previously worked for 24 years for H&R Block, Inc., a tax and financial services company in Kansas City, Missouri, most recently serving as Senior Vice President and General Counsel from 2001 until 2004, Vice President and General Counsel from 1996 to 2001, and Secretary from 1990 until 2002. He received a Bachelor of Science Degree in Business Administration from the University of Kansas and a Juris Doctorate Degree from the University of Kansas School of Law.

Michael S. Hess, President of Brooke Brokerage Corporation and CJD and Associates, L.L.C., two of our subsidiaries, was one of our original investors. Mr. Hess served on our board of directors from 1990 until January 2005, as our President from 1996 until 2003, and as our Vice President from 1988 until 1996. In 2002, Mr. Hess became President and a director of CJD and Associates, L.L.C., a Kansas limited liability company and wholesale insurance broker, upon its acquisition by us. He became President and a director of Brooke Brokerage Corporation, a holding company that owns CJD and Associates, L.L.C. and its subsidiaries, upon its formation in late 2004, and continues to focus his efforts on the wholesale broker segment of our business. Prior to joining us, Mr. Hess was employed by Western Resources, Inc. (now Westar Energy, Inc.), a utility company in Topeka, Kansas.

Shawn T. Lowry, President of Brooke Franchise Corporation, one of our subsidiaries, has served in such capacity and as a director of such corporation since April 2003. Mr. Lowry joined Brooke Corporation in 1996 as Corporate Sales Representative, was appointed Vice President and Missouri State Manager in 1998, became Vice President and Regional Manager in January 2000 and served as Vice President and National Sales Manager from August 2000 until April 2003. Mr. Lowry was appointed Vice President of Brooke Franchise Corporation after its acquisition by us in June 2000 and served as such until his appointment as President in 2003.

Michael S. Lowry, President of Brooke Credit Corporation, one of our subsidiaries, has served in such capacity and as a director of such corporation since February 2003. Mr. Lowry joined Brooke Credit Corporation as a loan officer in 1998 and was appointed its Vice President in 2000. He also served as Vice President of Brooke Corporation from 2000 until 2003. Prior to employment by us, Mr. Lowry was an Assistant Vice President of Sunflower Bank in Salina, Kansas.

Kyle L. Garst, Senior Vice President of Brooke Franchise Corporation, has served in such capacity since September 1, 2004. Mr. Garst has direct responsibility for managing Brooke Franchise Corporation’s funeral and financial services specialty franchise activities. Mr. Garst joined us as a sales representative in 1994. From 1997 to 1999, he was a sales representative and profit center leader for Koch Industries in Phoenix, Arizona. In March 1999, Mr. Garst returned as our State Manager for Oklahoma and, in August 2000, he was named Vice President and Regional Sales Manager for Texas, Oklahoma and Louisiana. In December 2001, Mr. Garst became our Vice President and Investment Sales Manager, as well as our Investor Relations Manager, and served in those capacities until September 2004 when he assumed his current position. Mr. Garst has a Bachelor of Science Degree in Business Finance from Kansas State University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock, $.01 par value, has been traded on the American Stock Exchange (“AMEX”) since May 29, 2003 under the symbol “BXX.” From November 1, 2002, until May 28, 2003, the common stock was traded on the OTC Bulletin Board (“OTCBB”). Prior to November 2002, there was no public trading market for our common stock.

During the first quarter of 2003, our board of directors declared a common stock dividend pursuant to which all common stockholders of record as of March 3, 2003, received six shares of common stock for each share held. On April 22, 2004, our board of directors declared a common stock dividend pursuant to which all common stockholders of record as of May 26, 2004, received two shares of common stock for each share held.

The par value of our common stock was reduced from $1.00 per share to $.01 per share pursuant to an amendment to our Articles of Incorporation approved by our shareholders on April 22, 2004.

During the two most recently completed fiscal years, the high and low prices for our common stock for each quarter have been as follows on a split-adjusted basis:

Quarter	Ending	Market	High Bid/Sale	Low Bid/Sale
First	March 31, 2003	OTCBB	$5.025	$1.835
Second	June 30, 2003	AMEX	$5.25	$2.375
Third	September 30, 2003	AMEX	$4.545	$4.075
Fourth	December 31, 2003	AMEX	$5.065	$4.125
First	March 31, 2004	AMEX	$11.40	$5.03
Second	June 30, 2004	AMEX	$20.00	$8.875
Third	September 30, 2004	AMEX	$19.95	$14.57
Fourth	December 31, 2004	AMEX	$31.50	$18.01

As of February 28, 2005, the 52-week high and low prices were $31.50 and $8.875, on a split-adjusted basis. On February 28, 2005, the closing price for our common stock on AMEX was $19.31 per share.

Holders of Common Stock.

On February 28, 2005, there were 405 shareholders of record of our common stock and an indeterminate number of shareholders whose shares are held by brokers or “nominees” in street name.

Dividends.

During the last two fiscal years, we paid quarterly cash dividends in the amount $0.0125, $0.04, $0.05, and $0.05 per split-adjusted share of common stock, respectively for the first, second, third, and fourth quarters of the fiscal year ended December 31, 2003, and $0.10, $0.10, $0.10, and $0.10 per split-adjusted share of common stock, respectively for the first, second, third, and fourth quarters of the fiscal year ended December 31, 2004. In addition, we paid a special cash dividend of $0.15 per share during the third quarter of the 2004 fiscal year.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table shows information related to the stock options that have been granted and the number of shares remaining available for grant under the Plan as of December 31, 2004.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	562,550	$3.07	414,620
Equity compensation plans not approved by security holders	—	—	—

Total	562,550	$3.07	414,620

Recent Sales of Unregistered Equity Securities.

We did not sell any unregistered equity securities during the fiscal year ended December 31, 2004.

In February 2001, we commenced the offering of 100,000 shares of our 2002 Convertible Preferred Stock, par value $25.00 per share (the “2002 Convertible Preferred Stock”), and sold all 100,000 shares for an aggregate purchase price of $2,500,000. The offering terminated in February 2002 and no shares were sold thereafter. A total of 51,153 shares of 2002 Convertible Preferred Stock were converted into 51,153 shares of common stock in 2002 prior to the expiration of conversion rights in April 2002. We have the option to redeem the remaining shares of 2002 Convertible Preferred Stock by paying $27.50 for each share held.

In January 2002, we commenced the offering of 10,000 shares of our 2002A Convertible Preferred Stock, par value $25.00 per share (the “2002A Convertible Preferred Stock”), and sold all 10,000 shares for an aggregate purchase price of $250,000. The offering terminated in February 2002 and no shares were sold thereafter. A total of 9,180 shares of 2002A Convertible Preferred Stock were converted into 9,180 shares of common stock prior to the expiration of conversion rights in April 2002. We have the option to redeem the remaining 2002A Convertible Preferred Stock by paying $27.50 for each share held.

In March 2002, we commenced the offering of 34,375 shares of our 2002B Convertible Preferred Stock, par value $32.00 per share (the “2002B Convertible Preferred Stock”), and sold 34,153 shares for an aggregate purchase price of $1,092,896. The offering terminated in April 2002 and no shares were sold thereafter. A total of 9,822 shares of 2002B Convertible Preferred Stock were converted to 9,822 shares of common stock prior to the expiration of conversion rights in May 2002. We have the option to redeem the remaining 2002B Convertible Preferred Stock by paying $35.20 for each share held.

The sales of shares of 2002, 2002A and 2002B Convertible Preferred Stock did not involve underwriters and were sold in transactions exempt from registration under the Securities Act of 1933 under Section 3(a)(11) and Rule 147. The fact that we relied upon to claim the exemptions was that the securities were only offered and sold to residents of the State of Kansas, including business entities whose principal places of business were within the State of Kansas.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

During the fourth quarter of the fiscal year ended December 31, 2004, there were no purchases of equity securities by us or any affiliated purchaser of shares or other units of any class of equity securities registered by us pursuant to section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”).

ITEM 6.	SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information for the periods ended and as of the dates indicated.

The following income statement data for the years ended December 31, 2004, 2003 and 2002 and balance sheet data as of December 31, 2004 and 2003 are derived from our audited financial statements, which are included elsewhere in this report. The following income statement data for the years ended December 31, 2001 and 2000 and balance sheet data as of December 31, 2002, 2001 and 2000 are derived from our audited financial statements not included in this report. You should read this data together with our financial statements and related notes included elsewhere in this report and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data and number of franchises)
Statement of Operations Data:
Operating Income
Insurance commissions	$63,904	$45,706	$30,540	$20,895	$13,751
Interest income (net)	5,072	1,819	737	418	289
Seller consulting fees	5,236	4,109	1,589	450
Gain on sale of businesses	5,261	418	165	676	18
Initial franchise fees for basic services	8,795	425	—	0	—
Initial franchise fees for buyer assistance plans	8,122	8,147	3,954	1,590	—
Gain on sale of notes receivable	2,475	4,368	2,762	508	—
Gain on extinguishment of debt	57	5	439	—	—
Loss on sale of fixed assets	—	—	—	(47)	—
Insurance premiums earned	401	283	—	—	—
Policy fee income	2,003	610	173	—	—
Other income	597	77	36	4	—

Total Operating Income	101,923	65,967	40,395	24,494	14,058

Operating Expenses
Commissions expense	47,261	35,949	25,355	16,220	10,036
Payroll expense	20,151	11,355	7,014	4,113	2,757
Depreciation and amortization	2,504	1,423	809	440	406
Other operating expenses	18,783	9,679	4,271	1,991	1,459
Insurance loss expense incurred	(17)	77	—	—	—
Other operating interest expense	927	665	497	344	184

Total Operating Expenses	89,609	59,148	37,946	23,108	14,842

Impairment Loss	—	—	—	163	300
Income from Operations	12,314	6,819	2,449	1,223	(1,084)
Other Expenses
Interest Expense	2,340	576	252	170	201

Total Other Expenses	2,340	576	252	170	201

Income Before Income Taxes	9,974	6,243	2,197	1,053	(1,285)
Income tax expense	3,280	2,083	747	358	(437)

Net Income	$6,694	$4,160	$1,450	$695	$(848)

Net Income per Share
Basic net income per share	$0.69	$0.42	$0.14	$0.07	$(0.10)
Diluted net income per share	0.65	0.41	0.14	0.07	(0.10)
Weighted average of shares—basic outstanding	9,362	9,293	9,079	8,437	8,437
Weighted average of shares—diluted outstanding	9,925	9,615	9,597	9,443	8,559

The weighted average number of shares has been adjusted to reflect a 2 for 1 stock split in 2004 and a 6 for 1 stock split in 2003.

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet and Other Data:
Total Current Assets	94,073	$46,930	$21,670	$14,194	$5,053
Cash and cash equivalents	19,761	13,741	7,210	4,788	1,684
Accounts and notes receivable, net	51,803	16,005	9,237	7,811	2,705
Securities	17,889	11,381	1	1	1
Total Assets	108,330	56,858	28,355	17,868	7,515
Total Liabilities	100,994	51,079	25,314	17,388	8,938
Total stockholders’ equity	7,336	5,779	3,041	479	(1,423)
Loans outstanding	183,384	112,732	60,353	37,943	21,251
# of franchise locations	370	234	163	105	96

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Amounts in this section have been rounded to the nearest thousand, except per share data. Unless otherwise indicated, or unless the context otherwise requires, references to years in this section mean our fiscal years ended December 31.

General

Our primary business activity is insurance sales through franchisees and most of our revenues are generated from commissions paid on the sale of insurance. Commission revenues typically represent a percentage of insurance premiums paid by policyholders. Premium amounts and commission percentage rates are established by insurance companies, so we have little or no control of the commission amount generated from the sale of a specific insurance policy. Our business also includes lending to businesses that sell insurance and related services. Unlike commission revenues, lending interest rates are typically set by us, although competitive forces are important limiting factors when establishing rates.

Brooke Franchise Most of our revenues are from commissions paid to Brooke Franchise, our wholly owned franchise subsidiary, by insurance companies for the sale of insurance policies on a retail basis through exclusive franchisees. Brooke Franchise primarily relies on the recruitment of additional franchisees to increase retail insurance commission revenues. Brooke Franchise’s franchisees specialize in general insurance sales, auto insurance sales, financial services and final expense/funeral services. Brooke Franchise also consults with business sellers and lenders.

Brooke Credit Brooke Credit, our wholly owned finance subsidiary, generates most of its revenues from interest income resulting from loans held on our balance sheet in the form of inventory loans held for sale, which are mostly made to Brooke Franchise’s franchisees. Brooke Credit also generates revenues from gains on the sale of franchisee loans when they are removed from our balance sheet. Brooke Credit funds its loan portfolio primarily through the sale of loan participation interests to other lenders, commercial bank loans secured by loan assets and the sale of securities, backed by loan assets, to accredited investors. During 2003 and 2004, Brooke Credit sold three issues of asset backed securities totaling approximately $52,000,000. During 2004, Brooke Credit secured a $50,000,000 line of credit with DZ Bank AG Deutsche Zentral-Genossenschaftsbank (DZ Bank) for the purpose of warehousing loans until securitized.

Brooke Brokerage We also generate revenues from commissions paid to Brooke Brokerage, our wholly owned brokerage subsidiary, by insurance companies for the sale of hard to place and niche insurance policies on a wholesale basis through non-exclusive agents and our own franchise agents. Brooke Brokerage primarily relies on the recruitment of additional broker agents to increase wholesale commission revenues.

Results of Operations

Our consolidated results of operations have been significantly impacted by our expansion of territory and personnel in recent years. The following table shows income and expenses (in thousands, except percentages and per share data) for the years ended December 31, 2004, 2003 and 2002, and the percentage change from year to year.

	Year Ended December 31, 2004	2004 % Increase (decrease) over 2003	Year Ended December 31, 2003	2003 % Increase (decrease) over 2002	Year Ended December 31, 2002
Revenues
Insurance commissions	$63,904	40	$45,706	50	$30,540
Interest income (net)	5,072	179	1,819	147	737
Seller consulting fees	5,236	27	4,109	159	1,589
Gain on sale of businesses	5,261	1,159	418	153	165
Initial franchise fees for basic services	8,795	1,969	425	—	—
Initial franchise fees for buyers assistance plans	8,122	—	8,147	106	3,954
Gain on sale of notes receivable	2,475	(43)	4,368	58	2,762
Gain on extinguishment of debt	57	1,040	5	(99)	439
Insurance premiums earned	401	42	283	—	—
Policy fee income	2,003	228	610	253	173
Other income	597	675	77	114	36

Total Operating Revenue	101,923	55	65,967	63	40,395

Expenses
Commission expense	47,261	31	35,949	42	25,355
Payroll expenses	20,151	77	11,355	62	7,014

Depreciation and amortization expense	2,504	76	1,423	76	809
Insurance loss and loss expense incurred	(17)	(122)	77	—	—
Other operating expenses	18,783	94	9,679	127	4,271
Other operating interest expenses	927	39	665	34	497

Total Operating Expenses	89,609	51	59,148	56	37,946
Income from operations	12,314	81	6,819	178	2,449
Interest expense	2,340	306	576	129	252
Income before income taxes	9,974	60	6,243	184	2,197
Income tax expenses	3,280	57	2,083	179	747

Net income	$6,694	61	$4,160	187	$1,450
Basic net income per share	$0.69	64	$0.42	200	$0.14
Diluted net income per share	$0.65	59	$0.41	193	$0.14

Operating revenue is expected to continue to increase as a result of opening new franchise locations in 2005. The 2003 and 2004 increases in total operating revenues, and most of the individual revenue categories that make up total operating revenues, are primarily attributable to the expansion of our franchise operations in 2003 and 2004. The 2003 and 2004 increases in interest income (net), which includes interest income we receive on loans less interest expense paid to those purchasing participation interests in our loans, are primarily attributable to our decision to hold more loans on our balance sheet for longer periods of time.

Expenses are also expected to continue to increase as a result of opening new franchise locations in 2005. The increase of commission expense in 2004 is primarily attributable to increases in insurance commissions received from insurance companies, because a share of insurance commissions is typically paid to franchisees. Payroll expenses, which include wages, salaries, payroll taxes and compensated absences expenses, and other operating expenses, which includes advertising, rent, travel, lodging, office supplies and insurance expenses, increased primarily as a result of the expansion of our franchise operations, the opening of additional service/sales centers and the acquisition of Texas All Risk General Agency in 2003. Payroll expenses, as a percentage of total operating revenue, were approximately 20% in 2004, 17% in 2003, and 17% in 2002. Other operating expenses, as a percentage of total operating revenue, were approximately 18% in 2004, 15% in 2003, and 11% in 2002.

Amortization expense increased in 2003 and 2004 primarily as a result of amortization of the servicing asset, which increased significantly as a result of Brooke Credit’s participation loan sales activities.

Depreciation expense increased in 2004 primarily as a result of the renovation of our national office facility in Overland Park, Kansas in the third quarter of 2003. Depreciation expense also increased as the result of equipment purchases associated with the acquisition of Texas All Risk General Agency in 2003. In 2003, depreciation expense increased primarily as a result of the acquisition/renovation of our processing center facility in Phillipsburg, Kansas in the last quarter of 2002.

The increase in other operating interest expenses in 2004 is primarily attributable to interest paid on the DZ Bank line of credit for the warehousing of loans until securitized. The increase in 2003 is primarily attributable to the sale of $1,069,000 in unsecured 8.0% Series A Brooke Corporation debentures and $1,340,000 in unsecured 9.25% Series B Brooke Corporation debentures. We consider bond and debenture interest expense to be an operating expense because the proceeds from the sale of such bonds and debentures are used to partially fund our lending activities.

We consider interest expense, other than bond and debenture interest expense, to be a non-operating expense. Interest expense increased significantly in 2004 as a result of increased debt to commercial banks, which was incurred primarily to capitalize our operating subsidiaries, and increased notes payable balances resulting from deferred payments to sellers on acquired businesses. In 2003, interest expense increased primarily as a result of increased notes payable balances resulting from deferred payments to sellers on acquired businesses.

Net income and net income per share have increased year over year primarily because we have increased the number of new franchises each year and a significant share of our revenues result from initial franchise fees associated with adding new franchise locations. Initial franchise fees typically have larger profit margins than those generated by our other activities.

Assets are expected to continue to increase in 2005 as a result of continued expansion and holding more loans for longer periods of time prior to the sale of participation interests in such loans or securitizing such loans in order to increase interest income. The following table shows selected assets and liabilities (in thousands, except percentages) as of December 31, 2004, 2003 and 2002, and the percentage change from year to year.

	As of December 31, 2004	2004 % Increase (decrease) over 2003	As of December 31, 2003	2003 % Increase (decrease) over 2002	As of December 31, 2002
Customer receivable	$6,340	42	$4,461	(44)	$7,970
Notes receivable	44,644	313	10,810	1,192	837
Interest earned not collected on notes	819	12	734	71	429
Other receivables	1,239	(27)	1,698	(24)	2,221
Securities	17,889	57	11,381	11,380	1
Deferred charges	839	179	301	15	261
Accounts payable	7,081	38	5,131	(1)	5,182
Payable under participation agreements	2,452	500	409	—	—
Premiums payable	6,441	(10)	7,153	62	4,415
Debt	80,482	130	34,976	156	13,670

Customer receivables primarily include amounts owed to Brooke Franchise by our franchisees and, to a lesser extent, amounts owed to Brooke Brokerage for premiums billed by agents. Customer receivables increased in 2004 primarily from continued expansion of our franchise operations and decreased in 2003 primarily because Brooke Credit began to provide working capital financing to franchisees, which increased notes receivables and decreased customer receivables. A loss allowance was established for Brooke Franchise’s credit loss exposure to customer receivables (See Franchise Services Segment).

Notes receivables include loans made by Brooke Credit to franchisees and others. Notes receivables balances vary, sometimes significantly from year to year, as a result of our decision to temporarily retain more or fewer loans in our “held for sale” loan inventory based on the funds available to us. During 2004, Brooke Credit used its line of credit to increase its notes receivables balances. No loss allowance has been made for the notes receivables held in Brooke Credit’s loan inventory because we typically hold these assets for less than one year and, therefore, have a short term exposure to loss and we have experienced limited credit losses (See Lending Services Segment). Interest earned not collected on notes (accrued interest income) increased in 2004 and 2003 primarily because we are holding more loans for longer periods of time.

Customer receivables, notes receivables and interest earned not collected on notes are the three items above that comprise our accounts and notes receivable, net, as shown on our consolidated balance sheet.

Other receivables, which primarily include the estimated amounts due from franchisees for future policy cancellations, decreased in 2003 and 2004 primarily from repayment of amounts due to us from franchisees for certain commission advances.

The terms of our securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. We retain ownership of the resulting subordinate interest in the loan pool, and the corresponding securities asset increased in 2003 and 2004 as the result of our securitization activity.

Deferred charges increased in 2004 primarily as a result of origination fees and other such expenses associated with acquiring the DZ Bank line of credit.

Accounts payable, which includes franchise payables, producer payables, payroll payables and other accrued expenses, increased in 2004 primarily from the continued expansion of our franchise operations, which significantly increased the accrual for estimated commission expense due franchisees.

Payable under participation agreements is the amount we owe to funding institutions who have purchased a participating interest in loans pursuant to transactions that do not meet the true sale test of SFAS 140 “Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities.” Payable under participation agreements increased in 2004 because we sold more loans pursuant to transactions that did not meet the true sale test.

The premiums payable liability category is comprised primarily of amounts due to insurance companies for premiums that are billed and collected by our franchisees. Premiums payable decreased in 2004 primarily as a result of an increased emphasis on direct insurance company billing of policies. Premiums payable increased in 2003 primarily as a result of the acquisition of Texas All Risk General Agency, which sells more policies that are agent billed.

Debt increased in 2003 and 2004 primarily to fund increases in our notes receivables and securities.

During 2003, there was an extraordinary reduction in our retained earnings in the amount of $1,957,000 because our stock dividend of 3,820,000 shares at $1.00 par value per share exceeded our paid in capital of $1,863,000. The excess over the paid in capital was allocated to retained earnings.

The following tables provide information regarding our Notes Receivables, Notes Participations, Notes Payables and Bonds & Debentures Payables principal balances and the corresponding weighted interest rates as of the end of each quarter in 2004, 2003 and 2002 (excluding capitalized lease balances). Notes Receivables balances include the loans originated by Brooke Credit to our franchisees and others, even though the notes may no longer be on our balance sheet. Notes Participations are comprised of loan participation interests that we have sold to our funding institutions and that we typically no longer carry on our balance sheet. Notes Payables balances are comprised of borrowings to fund the loans that we have made to our franchisees and others and include primarily notes issued to sellers of agencies we have purchased, borrowings under our lines of credit and bank borrowings. Bonds and debentures payable include bonds and debentures that we have issued to primarily fund our lending and commission advance activities.

Notes Receivables (in thousands)

	2004 Principal	2004 Weighted Rate	2003 Principal	2003 Weighted Rate	2002 Principal	2002 Weighted Rate
1st Quarter	$131,496	7.71%	$70,545	8.15%	$44,624	8.66%
2nd Quarter	153,823	7.73%	81,770	8.04%	47,069	8.93%
3rd Quarter	177,197	7.84%	92,723	7.99%	50,529	8.71%
4th Quarter	199,889	8.08%	115,880	7.78%	60,353	8.70%

Notes Participations (in thousands)

	2004 Principal	2004 Weighted Rate	2003 Principal	2003 Weighted Rate	2002 Principal	2002 Weighted Rate
1st Quarter	$114,730	5.33%	$66,098	5.98%	$41,118	7.49%
2nd Quarter	137,954	5.40%	75,559	5.15%	44,547	7.87%
3rd Quarter	144,646	5.65%	84,104	5.92%	49,039	8.05%
4th Quarter	157,697	6.02%	105,479	5.43%	59,516	8.49%

Notes Payables (in thousands)

	2004 Principal	2004 Weighted Rate	2003 Principal	2003 Weighted Rate	2002 Principal	2002 Weighted Rate
1st Quarter	$33,632	6.00%	$7,007	5.17%	$6,385	3.45%
2nd Quarter	43,903	6.19%	8,178	5.35%	7,125	4.96%
3rd Quarter	58,513	4.53%	12,268	5.18%	4,561	5.01%
4th Quarter	73,093	4.47%	26,812	5.79%	6,385	5.79%

Bonds & Debentures Payables (in thousands)

	2004 Principal	2004 Weighted Rate	2003 Principal	2003 Weighted Rate	2002 Principal	2002 Weighted Rate
1st Quarter	$7,429	8.99%	$7,484	8.98%	$5,385	9.218%
2nd Quarter	7,429	8.99%	7,429	8.99%	5,385	9.218%
3rd Quarter	6,724	8.97%	7,429	8.99%	5,385	9.218%
4th Quarter	6,724	8.97%	7,429	8.99%	6,490	9.077%

Non-GAAP Financial Measures

GAAP refers to accounting principles generally accepted in the United States. In this Management’s Discussion and Analysis of Financial Condition and Results of Operations, we discuss financial measures stated in accordance with GAAP and also those stated on a non-GAAP basis. A non-GAAP financial measure is a numerical measure of financial performance that excludes or includes amounts included or excluded from the most directly comparable financial measures calculated and presented in accordance with generally accepted accounting principles. Management believes non-GAAP measures aid in the analysis and comparability of our financial results. Non-GAAP financial measures presented herein primarily relate to management’s efforts to identify our exposure to operating losses in the event that new franchise locations are not added and the associated revenues from non-recurring initial franchise fees not recorded. These non-GAAP financial measures include recurring revenues, recurring expenses, the ratio of recurring revenues to recurring expenses, non- recurring revenues and the ratio of gain on loan sales to net interest revenues. The following tables provide a reconciliation of these non-GAAP financial measures to the most directly comparable GAAP financial measures for the years ended December 31, 2004, 2003 and 2002.

Recurring revenues, a non-GAAP financial measure, are defined as net franchise commissions, net interest income, net brokerage commissions and net brokerage underwriting profits. Because net revenues are used to calculate recurring revenues, gross commission income, gross interest income and gross insurance premium income are reduced by the corresponding amount of commission expense, other operating interest expense and insurance loss and loss expense incurred. Excluded from recurring revenues are non-recurring revenues including initial franchise fees, seller consulting fees, gains on sales of businesses and gains on extinguishment of debt. Recurring revenues are generally considered by us to be those revenues that are reasonably likely to be recorded in the next year if no new franchise locations are added. For the years ended December 31, 2004, 2003 and 2002, recurring revenues were $23,806,000, $11,804,000 and $5,634,000, respectively.

	Year Ended December 31, (in thousands)
	2004	2003	2002
Total Operating Revenue	$101,923	$65,967	$40,395
Reconciling Items:
Seller consulting fees	(5,236)	(4,109)	(1,589)
Gain on sale of businesses	(5,261)	(418)	(165)
Initial franchise fees for basic services	(8,795)	(425)	0
Initial franchise fees for buyers assistance plans	(8,122)	(8,147)	(3,954)
Gain on sale of notes receivable	(2,475)	(4,368)	(2,762)
Gain on extinguishment of debt	(57)	(5)	(439)
Commission expense	(47,261)	(35,949)	(25,355)
Insurance loss and loss expense incurred	17	(77)	0
Other operating interest expense	(927)	(665)	(497)

Non-GAAP Recurring Revenues	23,806	11,804	5,634

Recurring expenses, a non-GAAP financial measure, are defined as payroll, other operating expenses and depreciation and amortization. Excluded from recurring expenses are commission expense, other operating interest expense and insurance loss and loss expense incurred because these expenses have been netted against the corresponding revenue. Recurring expenses are generally considered by us to be those expenses that are reasonably likely to be incurred in the next year if no new franchise locations are added. For the years ended December 31, 2004, 2003 and 2002, recurring expenses were $41,438,000, $22,457,000 and $12,094,000, respectively, resulting in ratios of recurring revenues to recurring expenses of 58%, 53% and 47%, respectively. The ratio of recurring revenues to recurring expenses is a non-GAAP financial measure important to us because it helps identify operating losses we would experience in the event that franchise locations are not added and the associated non-recurring initial franchise fees not recorded.

	Year Ended December 31 (in thousands)
	2004	2003	2002
Total Operating Expenses	$89,609	$59,148	$37,946
Reconciling Items:
Commission Expense	(47,261)	(35,949)	(25,355)
Insurance loss & loss expense incurred	17	(77)	0
Other operating interest expenses	(927)	(665)	(497)

Non-GAAP Recurring Expenses	41,438	22,457	12,094

The amount of non-recurring revenues is another non-GAAP financial measure important to us because our profitability is largely determined by the amount of non-recurring revenues resulting from adding new franchise locations. Non-recurring revenues are defined as initial franchise fees, seller fees, gains on sales of businesses and gains on extinguishment of debt. Specifically excluded from non-recurring revenues are gains on loan sales because we intend to reduce the relative amount of revenues recorded from gains on loan sales. Non-recurring revenues are generally considered by us to be those revenues that are dependent on adding new franchise locations. For the years ended December 31, 2004, 2003 and 2002, non-recurring revenues totaled $27,471,000, $13,104,000 and $6,147,000, respectively. The increase in non-recurring revenues is primarily attributable to the increase in franchise locations and the associated initial franchise fees.

	Year Ended December 31 (in thousands)
	2004	2003	2002
Total Operating Revenue	$101,923	$65,967	$40,395
Reconciling Items:
Insurance commissions	(63,904)	(45,706)	(30,540)
Interest income (net)	(5,072)	(1,819)	(737)
Gain on sale of notes receivable	(2,475)	(4,368)	(2,762)
Insurance premiums earned	(401)	(283)	0
Policy fee income	(2,003)	(610)	(173)
Other income	(597)	(77)	(36)

Non-GAAP Non-Recurring Revenues	27,471	13,104	6,147

The ratio of gain on sales of notes receivable to net interest revenues is another non-GAAP financial measure important to us. It measures our success in decreasing the relative amount of revenues recorded from gains on sales of notes receivables, which are non-cash revenues and are based on our assumptions. For the years ended December 31, 2004, 2003 and 2002, revenues from gains on sales of notes receivables totaled $2,475,000, $4,368,000 and $2,762,000, respectively, and net interest revenues totaled $4,145,000, $1,154,000 and $240,000, respectively, resulting in ratios of 60%, 379% and 1,151%, respectively.

	Year Ended December 31 (in thousands)
	2004	2003	2002
Interest Income (Net)	$5,072	$1,819	$737
Reconciling Items:
Other operating interest expenses	(927)	(665)	(497)

Non-GAAP Net Interest Revenues	4,145	1,154	240

Income Taxes

For the years ended December 31, 2004, 2003 and 2002, we incurred income tax expenses of $3,280,000, $2,083,000 and $747,000, respectively, resulting in effective tax rates of 33%, 33% and 34%. As of December 31, 2004, 2003, and 2002, we had current income tax liabilities of $1,913,000, $1,624,000 and $0, respectively, and deferred income tax liabilities of $481,000, $189,000 and $0, respectively. The deferred tax liability is due to accumulated other comprehensive income that resulted from the sale of notes receivables to participating banks and accelerated depreciation for tax in 2004. We had recorded a deferred tax asset of $160,000 as of December 31, 2002, from the tax benefits resulting from prior period losses. During 2003, all such remaining tax benefits were used.

Analysis by Segment

Our three reportable segments are Franchise Services, Lending Services and Insurance Brokerage. The Franchise Services segment includes the sale of general insurance and related services to customers on a retail basis through franchisees by Brooke Franchise. The Lending Services Segment (formerly referred to as our Facilitator Services Segment) includes our lending activities through Brooke Credit. The Insurance Brokerage Segment includes the sale of hard to place and niche insurance on a wholesale basis by Brooke Brokerage.

Contrary to previous disclosures, the Franchise Services Segment now includes initial franchise fees and seller related revenues because the associated services are performed by franchise personnel and included in revenues of Brooke Franchise. Previously, these franchise and seller related revenues were included in the Lending Services Segment. Each segment is assessed a shared services expense which is an internal allocation of legal, accounting, information technology and facilities management expenses based on our estimate of usage. Except as noted, separate audited financial statements are prepared for each segment. Segment income and expenses exclude consolidating entries and segment assets and liabilities include consolidating entries, except total assets listed in tables.

Franchise Services Segment

Financial Information Financial information relating to Brooke Franchise and our Franchise Services Segment is as follows (in thousands, except percentages):

	Year Ended December 31, 2004	2004 % Increase (decrease) over 2003	Year Ended December 31, 2003	2003 % Increase (decrease) over 2002	Year Ended December 31, 2002
Revenues
Insurance commissions	$57,619	44	$40,110	43	$27,966
Seller consulting fees	5,236	27	4,109	159	1,589
Gain on sale of businesses	5,261	1,256	388	135	165
Initial franchise fees for basic services	8,795	1,969	425	—	—
Initial franchise fees for buyers assistance plans	8,122	—	8,147	106	3,954
Gain on extinguishment of debt	54	—	—	(100)	439
Interest income, net	39	333	9	—	—
Other income	157	7,750	2	(94)	36
Total revenues	85,283	60	53,190	56	34,149

Expenses
Commission expense	44,386	32	33,689	39	24,207
Payroll expense	11,262	107	5,433	(8)	5,925
Amortization	429	1,029	38	(91)	444
Other operating expenses	18,268	78	10,270	167	3,844
Total operating expenses	74,345	50	49,430	44	34,420

Income from operations	10,938	191	3,760	—	(271)

Interest Expense	1,344	651	179	(84)	1,122

Income before income taxes	9,594	168	3,581	—	(1,393)

Total assets (at period end)	47,300	87	25,277	69	14,981

*2003 and 2004 actual financial data corresponds to subsidiary audited financial reports for Brooke Franchise. 2002 actual financial data was compiled using un-audited internal revenue and expense allocations.

Commission Revenues Insurance commissions, primarily from policies sold on an exclusive retail basis through franchisees, increased $17,509,000, or 44%, to $57,619,000, in 2004 and $12,144,000, or 43%, to $40,110,000 in 2003. Retail insurance commissions have increased primarily as a result of Brooke Franchise’s continued expansion of franchise operations. Brooke Franchise received commissions from the sale of investment securities and revenues from the sale of funeral services that are not directly related to insurance sales. However, these revenues are not sufficient to be considered material and are, therefore, combined with insurance commission revenues.

Commission expense paid to Brooke Franchise’s franchisees, increased $10,697,000, or 32%, to $44,386,000 in 2004 and $9,482,000, or 39%, to $33,689,000 in 2003. Commission expense increased because insurance commission income increased and franchisees are typically paid a share of insurance commission income. Commission expense represented approximately 77%, 84% and 86%, respectively, of Brooke Franchise’s insurance commissions for the years ended December 31, 2004, 2003 and 2002. Our service/sales centers allow our franchisees to share office space and overhead costs provided by Brooke Franchise in exchange for an additional share of commissions paid to Brooke Franchise.

Profit sharing commissions, or Brooke Franchise’s share of insurance company profits paid by insurance companies on policies written by franchisees, increased $925,000, or 43%, to $3,087,000 in 2004 and $1,547,000, or 252%, to $2,162,000 in 2003. Profit sharing commissions increased in 2004 and 2003 primarily because overall insurance company profits increased on policies written by Brooke Franchise’s franchisees. Profit sharing commissions represented approximately 5% and 5%, respectively, of Brooke Franchise’s insurance commissions for the years ended December 31, 2004 and 2003. Franchisees do not receive any share of Brooke Franchises’ profit sharing commissions.

Net commission refund expense is our estimate of the amount of Brooke Franchise’s share of retail commission refunds due to policyholders resulting from future policy cancellations. This expense increased $35,000 in 2004 and $26,000 in 2003 primarily as a result of Brooke Franchise’s continued expansion of franchise operations. As of December 31, 2004, 2003, and 2002, Brooke Franchise recorded corresponding total commission refund liabilities of $521,000, $338,000 and $327,000, respectively.

Initial Franchise Fees for Basic Services A certain level of basic services is initially provided to all franchisees, whether they acquire an existing business and convert into a Brooke franchise or whether they start up a new Brooke franchise. These basic services include services usually provided by other franchisors, including a business model, use of a registered trade name, access to suppliers and license for an internet based management system. The amount of the initial franchise fees typically paid for basic services is currently $125,000.

Initial franchise fee revenues for basic services increased $8,370,000 in 2004 to $8,795,000 and was $425,000 in 2003. Prior to 2004, most initial franchise fees for basic services were accounted for as part of our initial franchise fees for buyers assistance plans (see Initial Franchise Fees for Buyers Assistance Plan below). None of the initial franchise fees collected by Brooke Franchise in 2002 was for basic services. Revenues from initial franchise fees for basic services are recognized immediately because Brooke Franchise has no continuing obligation.

Initial franchise fees for basic services are typically assessed once for each franchisee even though some franchisees operate multiple locations. A total of 156, 65 and 55 new franchise locations were added in 2004, 2003 and 2002, respectively.

Initial Franchise Fees for Buyers Assistance Plans The amount of the total initial franchise fees for all initial services typically varies based on the level of additional assistance provided by Brooke Franchise and as the result of negotiations with prospective franchisees. The amount of total initial franchise fees collected by Brooke Franchise that exceed $125,000 are for payment of additional services provided pursuant to a buyers assistance plan.

The most significant part of Brooke Franchise’s growth comes from acquisitions of existing businesses that are subsequently converted into Brooke franchises. Brooke Franchise provides assistance regarding the acquisition and conversion of businesses through a buyers assistance plan that provides initial franchise conversion assistance in addition to initial basic services. Initial franchise fees for buyers assistance plans decreased $25,000 in 2004 to $8,122,000 and increased $4,193,000, or 106%, to $8,147,000, in 2003. Beginning in the fourth quarter of 2003, we began to categorize a significantly greater share of initial franchise fees as initial franchise fees for basic services. As a result, in 2004, initial fees for buyers assistance plans were flat in comparison to 2003; however, total initial fees increased significantly in 2004. Combined together, initial franchise fees for basic services and initial franchise fees for buyers assistance plans were $16,917,000 in 2004 compared to $8,572,000 in 2003, an increase of 97%. The increase of initial franchise fees for buyers assistance plan services in 2003 resulted from continued expansion of Brooke Franchise’s franchise operations and the corresponding increase in business acquisitions and franchise conversions by Brooke franchisees.

Brooke Franchise records initial franchise fee revenues for buyers assistance plans using the percentage of completion accounting method, and $410,000, $771,000 and $1,666,000 of initial franchise fee revenues for buyers assistance plans were deferred as of December 31, 2004, 2003 and 2002, respectively. Buyers assistance plans provide initial conversion assistance for recently acquired businesses and buyers assistance plan services are, therefore, not provided to buyers of businesses that are already franchises. In addition, buyers assistance plans are not typically provided to franchisees selling to other franchisees and are not provided to franchisees purchasing businesses that had previously been purchased by Brooke Franchise in the past twenty-four months. A total of 115, 59 and 32 of the new franchise locations in 2004, 2003 and 2002, respectively, represent businesses that were converted into a Brooke franchise and received initial buyers assistance plan assistance.

Initial Franchise Fees for Start Up Assistance Plans Although Brooke Franchise expects to eventually receive additional initial franchise fees for start up assistance, no such initial franchise fees were received in 2004, 2003 or 2002. A total of 41, 1 and 1 of the new franchise locations in 2004, 2003 and 2002, respectively, represent businesses that were started up as a Brooke franchise and received initial start up assistance.

Seller Related Revenues Seller related revenues typically occur when a business is acquired by Brooke Franchise for sale to a franchisee or an agreement to purchase a business is assigned by Brooke Franchise to a franchisee. Seller related revenues include consulting fees paid directly by sellers, gains on extinguishment of debt to sellers and gains on sale of businesses directly acquired by Brooke Franchise from sellers. Seller related revenues increased $6,022,000, or 133%, to $10,554,000, in 2004 and $2,339,000, or 107%, to $4,532,000, in 2003. Seller related revenues increased in 2004 and 2003 primarily as the result of continued expansion of Brooke Franchise’s franchise operations and the corresponding increase in business acquisitions and franchise conversions by Brooke franchisees.

Consulting fees. Consulting fees paid directly by sellers include services provided by Brooke Franchise to help sellers prepare their businesses for sale by developing business profiles, tabulating revenues, sharing its legal library and general sale preparation. Revenues from consulting fees paid directly by sellers are recognized immediately because Brooke Franchise has no continuing obligation.

Gains on Sale of Businesses. Our business includes the buying and selling of insurance agencies, financial service firms and funeral homes and holding them in inventory. When purchasing an agency, we typically defer a portion of the purchase price, at a low or zero interest rate, to encourage the seller to assist in the transition of the agency to one of our franchisees. We carry our liability to the seller at a discount, to reflect the below-market interest rate. The carrying value of the agency reflects this discount. When we sell an acquired business to a franchisee (typically on the same day it is acquired), we generally sell it for the full nominal price (i.e. before the discount) paid to the seller. When the sale price exceeds the carrying value, the amount in excess of the carrying value is recognized as a gain. Gains on sale resulting primarily from discounted interest rates increased $536,000, or 87%, to $1,153,000 in 2004 and increased $381,000, or 162%, to $617,000 in 2003.

To a limited extent, we acquire businesses and hold them for a period of time. If these businesses are subsequently sold for a price greater than their carrying value, then we recognize a gain on sale of business. Unlike businesses held in inventory for resale, if we expect to hold businesses for a period of time before selling, then we treat the transactions as acquisitions and we apply purchase accounting methods, including booking and amortizing the intangible assets. In 2004, we acquired the stock or business assets of six auto insurance agencies for purchase prices totaling $8,258,000 with a carrying value of $7,931,000 and subsequently sold these six agencies during 2004 for a total of $11,847,000. We originally intended to hold these six agencies for a longer period of time and, therefore, we recorded intangible assets and the related amortization expenses in respect of such agencies in 2004. When we sold each of these agencies, the purchase price that we charged to the franchisee buyer included both the price that we paid for the agencies and the approximate amount of initial franchise fees that we would have charged if instead we had sold these agencies to one of our franchisees immediately after purchasing these agencies. The gain on sale that resulted from our sales of these six agencies primarily resulted from the recapture of amortization expenses (which amounted to $354,000) and the difference between our original aggregate purchase price for the agencies and the ultimate aggregate sales price (which amounted to $3,589,000).

Gains on Debt Extinguishment. In the event that we repay the deferred portion of the purchase price to the seller before maturity for an amount less than our carrying value, we recognize the difference between our carrying value and the amount repaid to the seller as a gain on debt extinguishment. Gains on extinguishment of debt are recognized immediately because Brooke Franchise has no continuing obligation. Such gains on debt extinguishment are not considered extraordinary income because they are considered a part of our normal business operations.

Income Before Income Taxes Brooke Franchise’s income before income taxes increased $6,013,000, or 168%, to $9,594,000 in 2004 and increased $4,974,000 to $3,581,000 in 2003. Income before taxes increased in 2003 and 2004 because revenues grew faster than expenses primarily as the result of significant increases in initial franchise fees and seller related revenues which have relatively high profit margins.

Inventory Management The number of total agencies purchased into inventory in 2004, 2003 and 2002 were 51, 50 and 25, respectively. At December 31, 2004, 2003 and 2002, Brooke Franchise held 2, 1 and 1, respectively, insurance agencies in inventory with total balances, at the lower of cost or market, of $1,022,000, $367,000 and $403,000, respectively.

The number of agencies twice-purchased within twenty four months is an important indicator of Brooke Franchise’s success in recruiting qualified buyers. Three of the agencies purchased by Brooke Franchise during 2004 had been first purchased by Brooke Franchise within twenty four months of Brooke Franchise’s second purchase. The purchase prices of those agencies twice-purchased by Brooke Franchise totaled $1,748,000 when first purchased into inventory and $2,153,000 when purchased into inventory the second time. As the result of the sale of twice-purchased agencies, Brooke Franchise recorded a net gain of $311,000 in 2004. None of the agencies purchased by Brooke Franchise during 2003 and 2002 were twice purchased within twenty four months. Brooke Franchise is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of businesses from its inventory.

Franchise Statement Balances Brooke Franchise assists franchisees by financing cyclical fluctuations of revenues, receivables and payables with commission advances recorded on franchisees’ monthly statements and granting temporary extensions of due dates for franchise statement balances owed by franchisees to Brooke Franchise. However, after expiration of the initial buyers assistance plan period, Brooke Franchise expects franchisees’ monthly statements to be repaid in full at least once every four months.

Franchise statement balances totaled $4,359,000, $2,505,000 and $5,130,000, respectively, as of December 31, 2004, 2003 and 2002, respectively. Of these total franchise statement balances as of December 31, 2004, Brooke Franchise identified statement balances totaling $1,576,000 which it categorizes as “watch” because the balances had not been repaid in full at least once in the previous four months. A similar identification of unpaid statement balances was not performed in 2003 and 2002.

The balance of Brooke Franchise’s Allowance for Doubtful Accounts was $575,000 and $45,000, respectively, on December 31, 2004 and 2003. The amount of the December 31, 2004 Allowance for Doubtful Accounts was determined based primarily on the amount of Brooke Franchise’s watch statement balances and our analysis of credit risk. Other factors in determining the Allowance for Doubtful Accounts were statement loss experience, Brooke Franchise’s evaluation of the potential for future losses and Brooke Franchise’s evaluation of the potential for future recoveries.

The following table summarizes the Allowance for Doubtful Accounts activity for the years ended December 31, 2004, 2003, and 2002 (in thousands). Additions to the allowance for doubtful accounts are charged to expense. Write offs in 2004 include commission advances to start up franchisees totaling $418,000, most of which we believe will be recovered.

	Balance at Beginning of Year	Charges to Expense	Write Offs	Balance at End of Year
Allowance for Doubtful Accounts
Year ended December 31, 2002	$0	$931	$931	$0
Year ended December 31, 2003	0	644	644	0
Year ended December 31, 2004	0	1,757	1,182	575

Revenue generation, primarily commissions from insurance sales, is an important factor in franchise financial performance and revenue generation is carefully analyzed by Brooke Franchise. Although Brooke Franchise analyzes revenues during the first twenty four months after conversion or startup, it is difficult to make reliable comparisons of businesses during this period. Converted franchises typically experience revenue decreases during the first months of operation and start up franchises typically experience significant revenue increases during the first months of operation. Therefore, 24 months after initial conversion of an acquired business or the startup of a new Brooke franchise, Brooke Franchise considers the franchise “seasoned” and the comparison of current to prior year revenues as a more reliable indicator of franchise success. A total of 145 franchise locations began their franchise relationship with Brooke Franchise prior to December 31, 2002 and have not purchased or sold a business since starting.

Overall annual revenues of seasoned franchise locations in 2004 and 2003 increased 0% and 5%, to $28,212,000 and $12,187,000, respectively. The median annual revenue growth rate of individual seasoned franchise locations in 2004 and 2003 increased 1% and 6%, to $1,000 and $9,000, respectively and the average annual growth rates of individual seasoned franchise locations in 2004 and 2003 increased 2% and 6%, to $5,000 and $8,000, respectively. Brooke Franchise did not analyze revenues growth rates in 2002. All revenue generation calculations exclude profit sharing commissions. Brooke Franchise believes that the decrease in overall franchise revenue growth rates primarily results from softer industry pricing and a decline of property and casualty insurance premiums causing a corresponding decline in commissions. Brooke Franchise also believes that insurance premiums and commissions will not increase in 2005 and may decline further.

Lending Services Segment

Financial Information Financial information relating to Brooke Credit and our Lending Services Segment is as follows (in thousands, except percentages):

	Year Ended December 31, 2004	2004 % Increase (decrease) over 2003	Year Ended December 31, 2003	2003 % Increase (decrease) over 2002	Year Ended December 31, 2002
Revenues
Interest Income	$12,507	81	$6,922	43	$4,824
Participating interest expense	(6,767)	48	(4,587)	40	(3,284)
Gain on sale of notes receivable	2,448	(43)	4,320	56	2,762
Other Income	64	482	11	—	—

Total revenues	8,252	24	6,666	55	4,302

Expenses
Other operating interest expense	717	57	458	(8)	496
Payroll expense	1,441	72	838	87	449
Amortization	973	42	685	120	312
Other operating expenses	1,122	(18)	1,363	1,075	116

Total operating expenses	4,253	27	3,344	144	1,373

Income from operations	3,999	20	3,322	13	2,929

Interest Expense	648	800	72	—	—

Income before income taxes	3,351	3	3,250	11	2,929

Total assets (at period end)	78,664	135	33,485	176	12,131

Actual financial data corresponds to subsidiary audited financial reports for Brooke Credit.

Loan Interest

Brooke Credit typically sells most of the business loans it originates to funding institutions as participation interests and to accredited investors as asset backed securities. Prior to either type of sale transaction, Brooke

Credit holds these loans on its balance sheet and earns interest income from the loans. At the time of sale, we may recognize gains related to the portion of the interest income or asset backed securities that we retain. Once a sale is completed, we continue to earn interest income from any portion of the participation interest or asset backed security we retain. We also continue to provide servicing for the loan, including loan accounting, receipt and distribution of interest payments and loan monitoring, and receive compensation for these activities.

To increase recurring revenues from interest income, Brooke Credit retained more loans for longer periods of time prior to the sale of participation interests in such loans or securitizing such loans. Total Notes and interest receivables (net) increased 230% to $49,203,000 at December 31, 2004 from $14,888,000 at December 31, 2003.

Interest Income Brooke Credit earns interest income during the period it holds loans on its balance sheet and on that portion of the participation interest or those asset backed securities that it does not sell. In 2004, interest income increased 81% to $12,507,000 from $6,922,000 in 2003 due to the larger volume of loans that Brooke Credit originated in 2004 and the longer period of time that Brooke Credit held those loans on its balance sheet. In 2003, interest income increased 43% to $6,922,000 from $4,824,000 in 2002 due primarily to the increases in loan volumes from 2002 to 2003.

Participating Interest Expense A portion of the interest income that Brooke Credit receives on its loans is paid out to the holders of its participation interest. Those payments to these holders are accounted for as participating interest expense, which is netted against interest income. In 2004, participating interest expense increased 48% to $6,767,000 from $4,587,000 in 2003, primarily as a result of the increase in participation interests that were sold in 2004. In 2003, participating interest expense increased 40% to $4,587,000 from $3,284,000 in 2002 as Brooke Credit increased the amount of participation interests sold.

Gain on Sales of Notes Receivable When the sale of a loan is classified as a true sale pursuant to the criteria established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” gains or losses are recognized, loans are removed from the balance sheet and residual assets, representing the present value of future cash flows from the interest and servicing spread, are recorded. The interest and servicing spread is the difference between the rate paid by Brooke Credit to participating lenders and investors and the rate received by Brooke Credit from borrowers. When the sale is classified as a secured borrowing, no gain on sale is recognized, and the note receivable and the corresponding participation loan remain on the balance sheet. Revenues from gain on sales of notes receivables were $2,448,000, $4,320,000 and $2,762,000 in 2004, 2003 and 2002, respectively. The 43% year to year decrease in 2004 resulted from Brooke Credit’s reduction in the relative amount of gain on sales revenues by retaining more sales of notes receivables as secured borrowings.

One component of the gain on sales of notes receivable is the gain associated with our ongoing servicing responsibilities. When the sale of a loan participation interest is accounted for as a true sale, Brooke Credit retains servicing responsibilities for which it typically receives annual servicing fees ranging from .25% to 1.375% of the outstanding balance. A gain or loss is recognized immediately upon the sale of a loan participation based on whether the annual servicing fees are greater or less than the cost of servicing, which is estimated at .25% of the outstanding loan balance. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions. During 2004, 2003 and 2002, the net gains (losses) from loan servicing totaled $1,998,000, $1,077,000 and $1,262,000, respectively, which consisted of gains from servicing benefits. Losses from servicing liabilities totaled $27,000, $48,000 and $19,000 during 2004, 2003 and 2002, respectively. The decrease in net gains from loan servicing benefits and servicing losses in 2003 is primarily the result of securitization activity and the increase in 2004 is primarily the result of increased loan originations.

In a true sale, Brooke Credit also records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the interest and servicing spread on the underlying loans sold, net of prepayment and credit loss assumptions. This spread is typically approximately 1.75% for participation loans and approximately 3.25% for securitized loan pools. During 2004, 2003 and 2002, the net gains (losses) from interest benefits totaled $477,000, $3,291,000 and $1,519,000, respectively, which included gross gains (losses) from interest benefits of $2,255,000, $4,199,000, $1,753,000, respectively, and losses from write down of retained interest asset to fair market value of $1,778,000, $908,000, $234,000, respectively. The decrease in net gains from interest benefits in 2004 is primarily the result of greater reductions in net gain income from marking to fair market value the increasing retained interest asset balances.

Gains (losses) from servicing and interest benefits are typically non-cash gains (losses) as Brooke Credit receives cash equal to the carrying value of the loans sold. A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities. Gain-on-sale accounting requires us to make assumptions regarding prepayment speeds and credit losses for participated loans and asset backed securities. The performances of these loans are extensively monitored, and adjustments to these assumptions will be made if necessary. Underlying assumptions used in the initial determination of future cash flows on the participation loans and asset backed securities accounted for as sales include the following:

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed-Rate Stratum)
Prepayment speed*	10%	8%
Weighted average life	137 months	61 months
Expected credit losses*	.5%	.21%
Discount Rate*	8.5%	8.5%

*	Annual rates

The most significant impact from the sale of loan participations and asset backed securities has been the removal of loans from Brooke Credit’s balance sheet that Brooke Credit continues to service. As of December 31, 2004, December 31, 2003 and December 31, 2002, the balances of those off-balance sheet assets totaled $136,288,000, $101,514,000 and $59,516,000, respectively. The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio and the resulting sale of loan participations and asset backed securities.

Loan Servicing Assets and Liabilities When we recognize non-cash gains for the servicing benefits of loan participation sales, we book that amount as a loan servicing asset on our balance sheet. This amount is equal to our estimate of the present value of future cash flows resulting from the servicing spread. We recognize such assets only when the income allocated to our servicing responsibilities exceeds our cost of servicing, which we typically estimate at 0.25% of the loan value being serviced. Components of the servicing asset as of December 31, 2004 were as follows:

Estimated cash flows from loan servicing fees	$5,562
Less:
Servicing Expense	(1,116)
Discount to present value	(1,537)

Carrying Value of Retained Servicing Interest in Loan Participations	$2,909

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows were recorded as a servicing liabilities. Components of the servicing liability as of December 31, 2004 were as follows:

Estimated cash flows from loan servicing fees	$0
Less:
Servicing expense	55
Discount to present value	(16)

Carrying Value of Retained Servicing Liability in Loan Participations	$39

Loan Participations-Interest Receivable Asset To the extent that the difference between the rate paid by Brooke Credit to participating lenders and investors and the rate received by Brooke Credit from borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, Brooke Credit recognizes a non-cash asset, called an “Interest Receivable Asset”, on its balance sheet. This amount is equal to our estimate of the present value of future cash flows resulting from this interest spread. Components of the interest receivable asset as of December 31, 2004 were as follows:

Estimated cash flows from interest income	$2,793
Less:
Estimated credit losses*	(66)
Discount to present value	(243)

Carrying Value of Retained Interest in Loan Participations	$2,484

*	Estimated credit losses from liability on sold recourse loans with balances totaling $3,733,000 as of December 31, 2004. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Securitization-Interest Receivable Asset The terms of Brooke Credit’s securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. Brooke Credit retains ownership of the resulting subordinate interest in the loan pool and borrows money from commercial banks to fund this investment. Brooke Credit therefore retains a credit exposure in each loan pool. As of December 31, 2004 Brooke Credit had subordinate investment interest in loan pools totaling $13,707,000, part of which is the carrying value of our retained interest in asset backed securities, and has borrowed $7,871,000 as of December 31, 2004 from commercial banks to fund this investment.

In connection with the recognition of non-cash gains for the interest benefits of asset backed securities sales, the present value of future cash flows were recorded as an interest receivable asset and included on the balance sheet as part of the investment securities balance. Components of the interest receivable asset as of December 31, 2004 were as follows:

Estimated cash flows from interest income	$5,332
Less:
Estimated credit losses	(783)
Discount to present value	(1,140)

Carrying Value of Retained Interest in Asset Backed Securities	$3,409

Income Before Income Taxes Brooke Credit’s income before income taxes increased $101,000, or 3%, to $3,351,000 in 2004 and increased $321,000, or 11%, to $3,250,000 in 2003. Although total revenues increased $1,586,000, or 24%, to $8,252,000 in 2004, income before taxes increased marginally because total expenses increased by a similar amount of $1,485,000, or 43%, to $4,901,000. Total expenses in 2004 were significantly affected by a $576,000, or 800% increase in interest expense to $648,000 because Brooke Credit is holding more loans on its balance sheet for longer periods of time which is consistent with our plans to increase net interest revenues and to decrease the relative amount of gains on sale of note receivables. Correspondingly, gains on sale of notes receivable decreased $1,872,000, or 43%, in 2004 to $2,448,000. The increase in net interest revenues had an adverse impact on Brooke Credit’s income before taxes in 2004, but is expected to increase Brooke Credit’s income before taxes in future years. In 2003, gain on sale of notes receivable increased $1,558,000, or 56%, to $4,320,000 but this increase was partially offset in 2003 by the first time assessment of a shared services fee in the amount of $1,200,000.

Loan Quality

No amounts of recourse loans and loans associated with securitizations were charged off for the year ended December 31, 2004 and no loans were delinquent 30 days or more as of December 31, 2004, primarily because loan payments generally are deducted from commissions received by Brooke Franchise prior to payment of commissions to the borrower and most other creditors. We believe that credit problems on recourse and securitized loans are more likely to be identified when Brooke Franchise collects franchisees’ monthly statement account balance than by monitoring Brooke Credit’s loan delinquencies.

The terms of Brooke Credit’s securitizations (and a collateral preservation measure) require that payments on the pool of loan assets that back the securities sold to investors be paid from commissions received by Brooke Franchise prior to payment of commissions to the borrower and to most other creditors. As a result, we believe that our primary credit exposure generally results from Brooke Franchise’s collection of monthly franchisees’ statement balances rather than from loan defaults to Brooke Credit. Accordingly, Brooke Credit has not established credit loss reserves separate from the credit loss allowances made on recourse loans referenced above.

Perhaps a greater risk to Brooke Credit is the indirect exposure to credit losses that may be incurred by participating lenders and loan pool investors. Even if Brooke Credit does not bear any risk of direct credit losses, if losses by participating lenders and loan pool investors reach unacceptable levels, then Brooke Credit may not be able to sell loans in the future. Our business model requires that our franchisees have access to credit, so the inability to sell loans would have a significant adverse effect on Brooke Credit.

Insurance Brokerage Segment

Financial Information Financial information relating to Brooke Brokerage and our Insurance Brokerage Segment is as follows (in thousands, except percentages):

	Year Ended December 31, 2004	2004 % Increase (decrease) over 2003	Year Ended December 31, 2003	2003 % Increase (decrease) over 2002	Year Ended December 31, 2002
Revenues
Insurance commissions	$6,285	12	$5,596	117	$2,574
Policy fee income	2,003	228	610	253	173
Insurance premiums earned	401	42	283	—	—
Interest income	52	(27)	71	8	66
Other income	353	854	37	—	—
Total revenues	9,094	38	6,597	135	2,813

Expenses
Commission expense	2,875	27	2,260	97	1,148
Payroll expense	3,314	53	2,163	238	640
Depreciation and amortization	254	147	103	94	53
Insurance loss and loss expense incurred	(17)	(122)	77	—	—
Other operating expenses	2,047	26	1,624	422	311
Total operating expenses	8,473	36	6,227	189	2,152

Income from operations	621	68	370	(44)	661

Interest Expense	330	104	162	—	—

Income before income taxes	291	40	208	(69)	661

Total assets (at period end)	13,869	5	13,254	127	5,826

2003 and 2004 actual financial data corresponds to subsidiary audited financial reports for Brooke Brokerage. 2002 actual financial data was compiled using un-audited internal revenue and expense allocations.

Commission Revenues Insurance commissions, primarily from policies sold on a non-exclusive wholesale basis through insurance agents, increased $689,000, or 12% to $6,285,000, in 2004 and $3,022,000, or 117% to $5,596,000, in 2003. Brokerage insurance commissions have increased in 2004 primarily as a result of our acquisition of Texas All Risk General Agency and in 2003 primarily as a result of our acquisition of CJD & Associates, L.L.C.

Commission expense paid to Brooke Brokerage’s non-exclusive insurance agents, increased $615,000, or 27% to $2,875,000, in 2004 and $1,112,000, or 97% to $2,260,000, in 2003. Commission expense increased because insurance commission income increased and insurance agents are typically paid a share of commission income. Commission expense represented approximately 46%, 40% and 45%, respectively, of Brooke Brokerage’s total insurance commission income for years ended December 31, 2004, 2003 and 2002. The increase in the rate of commission expense from 2003 to 2004 primarily results from payments to agents of a larger share of commissions by Texas All Risk General Agency.

Profit sharing commissions, or Brooke Brokerage’s share of insurance company profits paid by insurance companies on policies written by non-exclusive insurance agents, increased $519,000, or 283% to $703,000, in 2004 and $126,000, or 221% to $184,000, in 2003. Profit sharing commissions increased in 2004 primarily because overall insurance company profits increased on policies written by Brooke Brokerage’s non-exclusive insurance agents and the acquisition of Texas All Risk General Agency. Profit sharing commissions represented approximately 11% and 3%, respectively, of Brooke Brokerage’s insurance commissions for the years ended December 31, 2004 and 2003.

Policy fee income has increased primarily as a result of Brooke Brokerage’s acquisition of Texas All Risk General Agency. Policy fee income represented approximately 32%, 11% and 7%, respectively, of Brooke Brokerage’s insurance commissions for the years ended December 31, 2004, 2003 and 2002.

Net commission refund expense, or the estimated amount of Brooke Brokerage’s share of wholesale commission refunds due to policyholders resulting from future policy cancellations, increased $24,000, to $87,000, in 2004 and increased $6,000, to $63,000, in 2003. The net commission refund expense increased in 2003 primarily as the result of acquiring Texas All Risk General Agency. On December 31, 2004, 2003 and 2002, Brooke Brokerage recorded corresponding total commission refund liabilities of $455,000, $350,000 and $106,000, respectively.

Underwriting Revenues Part of Brooke Brokerage’s strategy for increasing long-term profitability is to reinsure selected hard to place and niche insurance policies placed by Brooke Brokerage with unaffiliated insurance companies to unaffiliated policyholders through The DB Group, LTD., a captive insurance company subsidiary wholly owned by Brooke Brokerage. As of December 31, 2004, Brooke Brokerage had not reinsured any policies written through The DB Group and no premium revenues were recorded by The DB Group.

Brooke Brokerage has also established DB Indemnity, LTD., a captive insurance company wholly owned by Brooke Brokerage, to insure a portion of Brooke Franchise’s professional liability exposure and to provide financial guaranty insurance for Brooke Credit. Although unlikely to have a significant effect on Brooke Brokerage’s long-term profitability, the issuance of policies through DB Indemnity to insure a portion of Brooke Franchise’s professional liability exposure is important to Brooke franchisees and the corresponding premiums are paid by Brooke franchisees. Also, the issuance of financial guaranty policies through DB Indemnity is important to Brooke Credit’s participating lender investors and the corresponding premiums are paid by Brooke Credit’s borrowers.

DB Indemnity premiums increased $746,000, or 250%, to $1,044,000 in 2004 from $298,000 in 2003, DB Indemnity’s first year of operation. Net premiums increased primarily because more financial guaranty policies were issued to Brooke Credit as the result of increased loan originations. DB Indemnity has not incurred any claims or loss expense since beginning operations. As of December 31, 2004, 2003, and 2002, DB Indemnity recorded corresponding total reserves of $719,000, $135,000 and 0, respectively.

Income Before Income Taxes Brooke Brokerage’s income before income taxes increased $83,000, or 40%, to $291,000 in 2004 and decreased $453,000, or 69%, to $208,000 in 2003. Income before taxes increased in 2004 primarily as the result of acquiring Texas All Risk General Agency in the fourth quarter of 2003. Income before taxes decreased in 2003 primarily as the result of decreased revenues for CJD & Associates, L.L.C. because access to insurance companies for a niche insurance policy for Home Medical Equipment dealers was interrupted.

Liquidity and Capital Resources

Our cash and cash equivalents were $19,761,000, $13,741,000, and $7,210,000 as of December 31, 2004, 2003, and 2002, respectively. Our current ratios (current assets to current liabilities) were 1.49, 1.83, and 1.46 at December 31, 2004, 2003, and 2002, respectively. The decrease in our current ratio from 2003 to 2004 is primarily due to an increase in short term debt and current maturities of long term debt from deferred payments to sellers on acquired business inventory. The increase in our current ratio from 2002 to 2003 is primarily due to an increase in securities related to our loan securitizations in 2003, the purchase of which was primarily financed with long term debt. Our current ratio and cash balances will be adversely affected if business inventory increases, seller loan balances are prepaid, or additional notes are retained in our portfolio.

Our cash and cash equivalents increased a total of $6,020,000 from December 31, 2003 to December 31, 2004. During 2004, net cash of $5,281,000 was used in operating activities. Cash of $33,834,000 was used to fund an increase in notes receivable and cash of $24,092,000 was provided by an increase in line of credit loans resulting in $9,742,000 in increased notes receivable balances that were not funded by line of credit balances. This increase in notes receivable balances is the primary reason for our negative operating cash flow. Net cash of $9,331,000 was provided by investing activities. A large net cash inflow resulted from business, primarily insurance agency, inventory transactions as cash proceeds of $29,951,000 from sales of business inventory exceeded cash payments of $18,866,000 for purchases of business inventory primarily because cash payments for part of the business purchase prices were deferred. A cash inflow also resulted from the sale of subsidiaries and business assets, primarily auto insurance agencies, as cash proceeds of $12,977,000 from the sale of these assets exceeded corresponding cash purchases of $8,215,000. A cash outflow of $4,882,000 resulted from our purchase of securities related to our loan securitizations in 2004. Net cash of $1,970,000 was provided by financing activities with $19,785,000 of cash provided by loan proceeds from long-term debt and $10,591,000 of cash used to make payments on long term debt.

Our cash and cash equivalents increased a total of $6,531,000 from December 31, 2002 to December 31, 2003. During 2003, net cash of $3,047,000 was used in operating activities. Cash of $9,972,000 was used to fund an increase in notes receivable which is the primary reason for our negative operating cash flow. Cash of $3,509,000 was provided by an accounts receivable decrease which primarily resulted from increased loan balances to franchisees for payment of franchisee statement balances. Cash of $3,097,000 was provided by an increase in accounts and expenses payable which primarily resulted from a $2,739,000 increase in premiums due to insurance companies. Net cash of $4,123,000 was used to fund investing activities. A large net cash inflow resulted from business, primarily insurance agency, inventory transactions as cash proceeds of $17,315,000 from sales of business inventory exceeded cash payments of $10,014,000 for purchases of business inventory primarily because cash payments for part of the business purchase prices were deferred. A cash outflow of $8,516,000 resulted from our purchase of securities related to our loan securitizations in 2003. Net cash of $13,701,000 was provided by financing activities with $14,176,000 of cash provided by loan proceeds on long-term debt and $2,000,000 of cash provided by loan proceeds on short term line of credit borrowings.

If necessary, we believe that we can increase cash flow from operating activities within a relatively short period of time by liquidating our notes receivable portfolio through the sale of note, or loan, participations. Gains on sale of inventory have been excluded as an operating source of cash because changes in inventory have been classified as an investing activity. We believe that we can increase cash flow from investing activities within a relatively short period of time by liquidating our business inventory.

Our “Other Assets” account balances totaled $8,719,000, $6,083,000, and $3,963,000 on December 31, 2004, 2003, and 2002 respectively and are comprised primarily of intangible accounts such as excess of cost over fair value of net asset and servicing assets. If our total assets are adjusted to exclude Other Assets, then our total liabilities exceeded our total adjusted assets by $1,383,000, $304,000, and $922,000 on December 31, 2004, 2003, and 2002, respectively. Future acquisitions by us will likely increase the Other Assets account balances and will likely result in total liabilities exceeding adjusted total assets in future periods. Our “Investment in Businesses” account balances of $1,022,000, $367,000, and $403,000 on December 31, 2004, 2003, and 2002, respectively, represent the cost, or market value if lower, of businesses, primarily insurance agencies, held in inventory for resale to franchisees. Although intangible, business inventory is not included in “Other Assets”. We believe that business inventory assets differ from other intangible assets, because business inventory is typically held for a relatively short period of time and has a recently demonstrated value.

We believe that our existing cash, cash equivalents and funds generated from operating, investing and financing activities will be sufficient to satisfy our normal financial needs. Additionally, we believe that funds generated from future operating, investing and financing activities will be sufficient to satisfy our future financing needs, including the required annual principal payments of our long-term debt and any future tax liabilities.

Capital Commitments

The following summarizes our contractual obligations as of December 31, 2004 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term borrowings	$31,898	$31,898	—	—	—
Long-term debt	47,919	11,124	$20,969	$7,778	$8,048
Operating leases (facilities)	665	70	250	290	55
Capital leases (equipment)	6,039	1,448	4,064	527	—
Other contractual commitments	—	—	—	—	—

Total	86,521	44,540	25,283	8,595	8,103

Our principal capital commitments consist of bank lines of credit, term loans, secured bonds, deferred payments to business sellers and obligations under leases for our facilities. We have entered into enforceable, legally binding agreements that specify all significant terms with respect to the contractual commitment amounts in the table above.

Critical Accounting Policies

Our established accounting policies are summarized in footnote number 1 to our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002. As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles.

We believe that the following accounting policies are critical. These accounting policies are more fully explained in the referenced footnote number 1 to our consolidated financial statements.

•	Revenue recognition is summarized in footnote 1(e).

•	The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. These significant accounting estimates are summarized in footnote 1(b).

•	We regularly sell the loans that we originate to banks and finance companies. Accounting for the sale of loan participations and loan securitizations and the subsequent tests for impairment are summarized in footnote 2.

•	We sometimes acquire insurance agencies and other businesses. Accounting for the acquisitions and the subsequent tests for impairment are summarized in footnote 1(g).

With respect to the previously described critical accounting policies, we believe that the application of judgments and assumptions is consistently applied and produces financial information which fairly depicts the results of operations for all years presented.

Off Balance Sheet Arrangements

The sale of loan participations and loan securitizations to banks and finance companies has resulted in the removal of a significant amount of loans from our balance sheet. See footnote number 2 to our consolidated financial statements for a discussion of off balance sheet arrangements.

Recently Issued Accounting Pronouncements

See footnote number 18 to our consolidated financial statements for a discussion of the effects of the adoption of new accounting standards.

Related Party Transactions

See footnote number 11 to our consolidated financial statements for information about related party transactions.

Impact of Inflation and General Economic Conditions

Although inflation has not had a material adverse effect on our financial condition or results of operations, increases in the inflation rate are generally associated with increased interest rates. A significant and sustained increase in interest rates could adversely affect our franchisees’ ability to repay the variable rate loans that we have made to them and thereby adversely affect our profitability. Such an interest rate increase could also adversely affect our profitability by increasing our interest expenses and other operating expenses.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or the notes thereto.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We originate loans which will generally be sold to funding institutions as participation interests or to accredited investors as asset-backed securities. The majority of the loans are adjustable-rate loans based on a prime rate plus a margin and interest rate changes will impact their value, and may impact credit losses and prepayments associated with the loans. A significant rise in interest rates may result in an increase in credit losses. A significant decrease in interest rates may result in an increase in prepayment speed. When loans are sold, and the sale of participation interests or asset-backed securities is classified as a true sale, we record a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans, net of prepayment and credit loss assumptions. When the sale of a loan participation interest is accounted for as a true sale, we retain servicing responsibilities for which we receive annual servicing fees based on a percentage of the outstanding balance. The gain or loss associated with loan servicing is determined based on present value calculations of future cash flows from the servicing the underlying loans, net of prepayment assumptions. The present value calculations of future cash flows of underlying loans and future cash flows from the servicing of underlying loans are based in part on management’s estimates of discount rates. A significant rise in interest rates could adversely affect the Company’s business financial condition and results of operation. See footnote number 2 to our consolidated financial statements regarding Notes Receivable, fair value and the effect of an adverse change to the discount rate. At this time, we do not utilize derivative instruments to hedge against changes in interest rates or for any other purpose.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Brooke Corporation:

We have audited the accompanying consolidated balance sheets of BROOKE CORPORATION as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brooke Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Summers, Spencer & Callison, CPAs, Chartered

Topeka, Kansas

March 4, 2005

Brooke Corporation

Consolidated Balance Sheets

DECEMBER 31, 2004 AND 2003

(in thousands, except share amounts)

ASSETS

	2004	2003
Current Assets
Cash	$19,761	$13,741
Restricted cash	469	389
Accounts and notes receivable, net	51,803	16,005
Other receivables	1,239	1,698
Securities	17,889	11,381
Interest-only strip receivable	2,484	3,120
Deposits	186	363
Prepaid expenses	242	233

Total Current Assets	94,073	46,930

Investment in Businesses	1,022	367

Property and Equipment
Cost	6,696	6,055
Less: Accumulated depreciation	(2,180)	(2,577)

Net Property and Equipment	4,516	3,478

Other Assets
Amortizable intangible assets	5,793	4,166
Less: Accumulated amortization	(1,318)	(774)
Contract database	496	667
Servicing asset	2,909	1,723
Deferred charges	839	301

Net Other Assets	8,719	6,083

Total Assets	$108,330	$56,858

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Balance Sheets

DECEMBER 31, 2004 AND 2003

(in thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2004	2003
Current Liabilities
Accounts payable	$7,081	$5,131
Premiums payable to insurance companies	6,441	7,153
Payable under participation agreements	2,452	409
Unearned buyer consulting fees	410	771
Accrued commission refunds	976	688
IBNR loss reserve	60	77
Unearned insurance premiums	659	15
Income tax payable	1,913	1,624
Deferred income tax payable	258	189
Short-term debt	31,898	3,048
Current maturities of long-term debt	11,194	6,492

Total Current Liabilities	63,342	25,597

Non-current Liabilities
Deferred income tax payable	223	—
Servicing liability	39	46
Long-term debt less current maturities	37,390	25,436

Total Liabilities	100,994	51,079

Stockholders’ Equity
Common stock, $.01 par value, 99,500,000 shares authorized, 9,381,518 and 9,334,848 shares issued and outstanding	94	93
Preferred stock series 2002 and 2002A, $25 par value, 110,000 shares authorized, 49,667 shares issued outstanding	1,242	1,242
Preferred stock series 2002B, $32 par value, 34,375 authorized, 24,331 shares issued and outstanding	779	779
Additional paid-in capital	4,677	4,603
Retained earnings (deficit)	43	(1,304)
Accumulated other comprehensive income	501	366

Total Stockholders’ Equity	7,336	5,779

Total Liabilities and Stockholders’ Equity	$108,330	$56,858

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Operations

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(in thousands, except per share data)

	2004	2003	2002
Operating Income
Insurance commissions	$63,904	$45,706	$30,540
Interest income (net)	5,072	1,819	737
Seller consulting fees	5,236	4,109	1,589
Gain on sale of businesses	5,261	418	165
Initial franchise fees for basic services	8,795	425	—
Initial franchise fees for buyer assistance plans	8,122	8,147	3,954
Gain on sale of notes receivable	2,475	4,368	2,762
Gain on extinguishment of debt	57	5	439
Insurance premiums earned	401	283	—
Policy fee income	2,003	610	173
Other income	597	77	36

Total Operating Income	101,923	65,967	40,395

Operating Expenses
Commissions expense	47,261	35,949	25,355
Payroll expense	20,151	11,355	7,014
Depreciation and amortization	2,504	1,423	809
Insurance loss and loss expense incurred	(17)	77	—
Other operating expenses	18,783	9,679	4,271
Other operating interest expense	927	665	497

Total Operating Expenses	89,609	59,148	37,946

Income from Operations	12,314	6,819	2,449

Other Expenses
Interest expense	2,340	576	252

Total Other Expenses	2,340	576	252

Income Before Income Taxes	9,974	6,243	2,197

Income tax expense	3,280	2,083	747

Net Income	$6,694	$4,160	$1,450

Net Income per Share:
Basic	$0.69	$0.42	$0.14
Diluted	$0.65	$0.41	$0.14

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(in thousands, except common shares)

	Common Shares	Common Stock	Preferred Stock	Treasury Stock	Notes Rec for Common Stock	Add’l Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Total
Balances, December 31, 2001	704,018	$704	$1,900	$(40)	$(8)	$703	$(2,787)	$7	$479
Dividends paid							(532)		(532)
Equity issuance	800	1	2,002			19			2,022
Equity conversion	70,155	70	(1,823)			1,752			—
Equity stock split 6:1 and 2:1*	8,524,703	85				(85)			—
Equity change in par value*		(767)				767			—
Fair market value of contributed services**						30			30
Loan proceeds for common stock issuances					8				8
Deferred charges						(629)			(629)
Comprehensive income:
Interest-only strip receivable, fair market value, net of income taxes								213	213
Net income							1,450		1,450

Total comprehensive income									1,663

Balances, December 31, 2002	9,299,676	$93	$2,079	$(40)	$—	$2,557	$(1,869)	$220	$3,041

Balances, December 31, 2002	774,973	$775	$2,079	$(40)		$1,875	$(1,869)	$220	$3,041
Dividends paid							(1,610)		(1,610)
Equity stock split 6:1	3,819,615	3,819				(1,893)	(1,957)		(30)
Equity issuance from stock options	23,280	23				49			72
Equity conversion	60,606	61	(58)			(3)			—
Retirement of treasury stock	(11,050)	(11)		40			(28)		—
Equity change in par value*		(4,621)				4,621			—
Equity stock split*	4,667,424	47				(46)			—
Comprehensive income:
Interest-only strip receivable, fair market value, net of income taxes								146	146
Net income							4,160		4,160

Total comprehensive income									4,306

Balances, December 31, 2003	9,334,848	$93	$2,021	$—	$—	$4,603	$(1,304)	$366	$5,779

Balances, December 31, 2003	4,667,424	$4,667	$2,021	$—	$—	$29	$(1,304)	$366	$5,779
Dividends paid							(5,347)		(5,347)
Equity issuance from stock options	33,195	14				61			75
Equity change in par value		(4,634)				4,634			—
Equity stock split 2:1	4,680,899	47				(47)			—
Comprehensive income:
Interest-only strip receivable, fair market value, net of income taxes								135	135
Net income							6,694		6,694

Total comprehensive income									6,829

Balances, December 31, 2004	9,381,518	$94	$2,021	$—	$—	$4,677	$43	$501	$7,336

*	The par value of common stock was changed from $1 per share to $.01 per share in the 2nd quarter of 2004. The Company issued a 6-for-1 stock split in 2003 and a 2-for-1 stock split in 2004. These entries are shown as if the transactions occurred in the 2nd quarter of 2002 for comparative purposes. The reclassification does not affect total equity.

**	For the year ended December 31, 2002, the fair value of Robert Orr’s services was estimated at $30,000 even though he did not receive direct compensation from the Company. This value was established after analysis of the time Robert Orr spent on Company activities and not necessarily the amount of contribution made by Robert Orr, the importance of Robert Orr’s contributions, or the Company’s dependence on Robert Orr. On October 1, 2002, Robert Orr began receiving direct compensation from the Company at the rate of $15,000 per month as a result of the increased commitment required from Robert Orr to implement the Company’s plans.

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Cash Flows

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$6,694	$4,160	$1,450
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	629	433	303
Amortization	1,875	990	506
Fair market value of contributed services	—	—	30
Gain on sale of businesses	(5,261)	(418)	(165)
Deferred income tax expense	292	160	747
Gain on sale of notes receivable	(2,475)	(4,368)	(2,763)
(Increase) decrease in assets:
Accounts and notes receivables	(35,798)	(6,768)	(1,596)
Other receivables	459	523	(1,342)
Prepaid expenses and other assets	88	(336)	(233)
Increase (decrease) in liabilities:
Accounts and expenses payable	1,950	3,097	4,091
Other liabilities	26,266	(520)	2,927

Net cash provided by (used in) operating activities	(5,281)	(3,047)	3,955

Cash flows from investing activities:
Cash payments for securities	(4,882)	(8,516)	—
Cash payments for property and equipment	(1,634)	(1,421)	(1,757)
Purchase of subsidiary and business assets	(8,215)	(1,487)	(2,225)
Sale of subsidiary and business assets	12,977	—	—
Purchase of business inventory	(18,866)	(10,014)	(7,084)
Proceeds from sales of business inventory	29,951	17,315	12,400

Net cash provided by (used in) investing activities	9,331	(4,123)	1,334

Cash flows from financing activities:
Deferred charges	—	—	(629)
Dividends paid	(5,347)	(1,610)	(532)
Cash proceeds from bond/debenture issuance	—	1,304	2,510
Cash proceeds from preferred stock issuance	—	—	2,002
Cash proceeds from common stock issuance	74	42	20
Loan proceeds on debt	19,785	16,176	1,019
Payments on bond maturities	(775)	(425)	(1,005)
Payments on short-term borrowing	(1,176)	(473)	(696)
Payments on long-term debt	(10,591)	(1,313)	(5,556)

Net cash provided by (used in) financing activities	1,970	13,701	(2,867)

Net increase in cash and cash equivalents	6,020	6,531	2,422
Cash and cash equivalents, beginning of period	13,741	7,210	4,788

Cash and cash equivalents, end of period	$19,761	$13,741	$7,210

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.	Summary of Significant Accounting Policies

(a)	Organization

Brooke Corporation (the “Company”) was incorporated under the laws of the State of Kansas in January 1986. The Company’s registered office is located in Overland Park, Kansas. At December 31, 2004, Brooke Holdings, Inc. owned 63.06% of the Company’s common stock. The Company is primarily a holding company that owns directly, or indirectly through another subsidiary, 100% of the stock and ownership interests of all subsidiaries. The Company’s primary business operations are conducted by its subsidiaries and include franchising, franchise and insurance related lending and insurance brokerage.

Operating Subsidiaries:

Although the Company has multiple subsidiaries, the Company’s business operations are typically performed by one of three operating subsidiaries: Brooke Franchise Corporation, Brooke Credit Corporation and Brooke Brokerage Corporation. Separate annual audited financial statements are prepared for each operating subsidiary and each operates independently from the other two operating subsidiaries, and from the Company, to perform its specific business purpose. The Company provides accounting, administrative and legal support to its three operating subsidiaries for which it receives administrative fees. Company revenues are typically limited to dividends and administrative fees from these operating subsidiaries.

Brooke Franchise Corporation is a Missouri corporation. The primary business purpose of this subsidiary is franchising insurance and related businesses and providing services to its franchisees through its network of regional offices, service centers and sales centers. Another business purpose of this subsidiary is to provide consulting services to business sellers and collateral preservation assistance to lenders.

Brooke Credit Corporation, a Kansas corporation, is a licensed finance company that primarily originates loans to insurance related businesses including insurance agencies, financial services practices and funeral homes. Although most of this subsidiary’s loans are made to franchisees, it also makes loans to non-franchised businesses if collateral preservation assistance is provided by Brooke Franchise Corporation. Loans originated by Brooke Credit Corporation are sold on an individual basis to participating lenders or on a pooled basis to investors.

Brooke Brokerage Corporation, a Kansas corporation, was incorporated at the end of 2004 to serve as the parent holding company of the subsidiaries involved in the brokerage segment. It is the direct owner of 100% of the ownership interests of CJD & Associates, L.L.C. Although Brooke Brokerage Corporation is categorized as an operating subsidiary, all of its operations are conducted through CJD & Associates, L.L.C., a licensed insurance agency that sells hard to place and niche insurance on a wholesale basis, under the trade names of Davidson-Babcock, Texas All Risk and All Risk General Agency.

Acquisition Subsidiaries:

The Brooke Agency, Inc. and Brooke Investments, Inc. subsidiaries acquire businesses and real estate assets for long-term investment. The operations of each acquisition subsidiary are conducted by employees of an affiliated subsidiary of the Company. Separate unaudited financial statements are typically prepared for each acquisition subsidiary because each secures loans from Brooke Credit Corporation and other lenders to fund their acquisitions.

Brooke Agency, Inc. is a Kansas corporation. Brooke Agency sometimes acquires for investment those insurance agencies or funeral homes where local ownership is not considered critical to financial performance.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Brooke Investments, Inc. is a Kansas corporation that acquires real estate for lease to franchisees or other purposes. In addition, to help preserve collateral interests, Brooke Investments enters into real estate leases that are subleased or licensed to franchisees.

Captive Subsidiaries:

The DB Group, LTD and DB Indemnity, LTD subsidiaries were incorporated in the country of Bermuda as captive insurance companies. Separate financial statements are prepared for Bermuda subsidiaries as required by the Bermuda government. The captive insurance company subsidiaries are wholly owned by CJD & Associates, L.L.C. and profits are not typically distributed as dividends.

The DB Group, LTD was incorporated under the laws of Bermuda and is licensed as a Class 3 insurer under the Insurance Act 1978 of Bermuda and related regulations for the purpose of underwriting, as a reinsurer, a portion of the hard to place and niche insurance written by CJD & Associates, L.L.C. There were no premiums written by this subsidiary in 2004 or 2003.

DB Indemnity, LTD was incorporated under the laws of Bermuda and is licensed as a Class 1 insurer under the Insurance Act 1978 of Bermuda and related regulations for the purpose of self-insuring a portion of the professional insurance agents’ liability exposure of Brooke Franchise Corporation, its affiliated companies and its franchisees and for the purpose of self-insuring financial guaranty policies to Brooke Credit Corporation and its participating lenders.

Securitization Subsidiaries:

As part of the process of securitizing Brooke Credit Corporation’s loan portfolio, limited liability companies are organized in Delaware as bankruptcy-remote qualifying special purpose entities. To the extent required by the securitization process, separate financial statements are prepared for each securitization subsidiary.

Brooke Agency Services Company LLC is licensed as an insurance agency and was created to offer property, casualty, life and health insurance through the Company’s network of franchisees. Brooke Agency Services Company LLC has acquired ownership of franchise agreements from the Company and/or Brooke Franchise Corporation as part of an arrangement to preserve collateral on behalf of Brooke Credit Corporation as required by the securitization process. Brooke Agency Services Company LLC has contracted with the Company and/or Brooke Franchise Corporation for performance of any obligations to agents associated with all such franchise agreements. The financial information of this subsidiary is consolidated with the Company’s financial information.

Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, and Brooke Securitization Company 2004A, LLC are the purchasers of Brooke Credit Corporation loans pursuant to a true sale and the issuer of certain floating rate asset backed notes issued pursuant to various agreements. Brooke Capital Company, LLC was organized in 2004 in anticipation of a 2005 securitization. The financial information of these subsidiaries is not consolidated with the Company’s financial information.

Other Subsidiaries:

Subsidiaries have been established for contractual operations but any revenues generated by these subsidiaries are assigned to one of the operating subsidiaries for performance of any associated obligations. These subsidiaries include Brooke Life and Health, Inc., The American Heritage, Inc., The American Agency, Inc., Texas All Risk General Agency, Inc., All Risk General Agency, Inc., Brooke Credit Funding LLC, and First Brooke Insurance and Financial Services, Inc.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Subsidiaries have also been established for regulatory, licensing, security or other purposes and do not typically conduct any operations or own any assets. These subsidiaries include Brooke Bancshares, Inc., TAR Holding Company Inc., Brooke Funeral Services Company, LLC, and Brooke Agency Services Company of Nevada, LLC.

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

The following are significant estimates made by management:

•	Amount of future policy cancellations which may result in commission refunds and a corresponding reserve

•	Share of future policy cancellations due from franchisees

•	Amount of allowance for doubtful accounts

•	Share of policy commissions due to franchisees for commissions received by the Company but not yet distributed to franchisees

•	Useful lives of assets

•	Amount of unearned initial franchise fees for Buyers Assistance Plans resulting from services and assistance not yet performed

•	Amount of future insurance claim losses, loss expense, and earned premium percentages

•	The discount, prepayment and credit loss rates used to calculate fair value of interest-only strip receivables, servicing assets and servicing liabilities resulting from loan participation sales

•	The discount, prepayment and credit loss rates used to calculate fair value of securities resulting from asset backed securitizations

•	Amortization

•	Allocation of payroll and operating expenses associated with the origination and servicing of loans

It is at least reasonably possible these estimates will change in the near term.

(c)	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash on hand, cash in banks and short-term investments purchased with a maturity of three months or less to be cash and cash equivalents. Restricted cash is not included in cash equivalents.

(d)	Allowance for Doubtful Accounts

Except for the credit loss allowances included in the calculations of retained interests in loans sold, no loss allowances have been made for loans originated by the Company’s finance subsidiary primarily because these loans are typically held for less than one year before sold to investors and therefore have a short term exposure to loss. Additionally, commissions received by the Company’s franchise subsidiary are typically distributed to the finance subsidiary for loan payments prior to distribution of commissions to the franchisee borrower and most other creditors. As a result, the Company’s primary credit exposure more likely results from the collection of franchisees’ account balances than from the collection of loan payments.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

The Company estimates that a certain level of accounts receivable, primarily franchisee account balances, will be uncollectible, therefore an allowance has been recognized for uncollectible amounts. The Company’s franchise subsidiary has established allowances of $575,000 and $0 at December 31, 2004 and 2003 respectively, against commission advance amounts owed by franchisees. The Company’s franchise subsidiary regularly assists its franchisees by providing commission advances during months when commissions are less than expected, but expects repayment of all such advances within four months. At December 31, 2004, the amount of allowance was determined after specific analysis of all franchise advances that had not been re-paid in the four month period ended December 31, 2004.

The following schedule entitled “Valuation and Qualifying Accounts” summarizes the Allowance for Doubtful Accounts activity for the years ended December 31, 2004, 2003, and 2002 (in thousands). Additions to the allowance for doubtful accounts are charged to expense. Write offs in 2004 include commission advances to startup franchisees totaling $418,000, most of which we believe will be recovered.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charges to Expenses	Write Offs	Balance at End of Year
Allowance for Doubtful Accounts
Year ended December 31, 2002	$0	$931	$931	$0
Year ended December 31, 2003	0	644	644	0
Year ended December 31, 2004	0	1,757	1,182	575

The Company’s brokerage subsidiary has established allowances of $52,000 and $23,000 at December 31, 2004 and 2003 respectively, against amounts owed by agents or insureds. Reserves of $60,000 and $77,000 at December 31, 2004 and 2003, respectively were established for loan loss coverage on financial guaranty policies issued by DB Indemnity, LTD on loans originated by the Company’s finance subsidiary.

The Company does not accrue interest on loans that are 90 days or more delinquent and payments received on all such loans are applied to principal. Loans and accounts receivables are written off when management determines that collection is unlikely. This determination is made based on management’s experience and evaluation of the debtor’s creditworthiness.

(e)	Revenue Recognition

Commission revenue on insurance policy premiums is generally recognized as of the effective date of the policies or, in certain cases, as of the effective date or billing date, whichever is later. Contingent and profit sharing commissions are generally paid based on prior year performance and recognized when received. Premiums due from the insured to the Company are reported as assets of the Company and as corresponding liabilities, net of commissions, to the insurance carriers.

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier and revenues are correspondingly reduced. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $976,000 and $688,000 at December 31, 2004 and 2003, respectively.

The Company receives fees for the placement and issuance of policies that are in addition to, and separate from, any sales commissions paid by insurance companies. As these policy fees are not refundable and the

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Company has no continuing obligation, all such revenues are recognized on the effective date of the policies or, in certain cases, the billing date, whichever is later.

The Company recognizes interest income when earned.

Loan participation and loan securitizations represent the transfer of notes receivable, by sale, to “participating” lenders or special purpose entities. When transfers meet the criteria to be accounted for as a true sale, established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the gain on sale of a note receivable is recognized when the note receivable is sold. When the Company sells notes receivables, it typically retains servicing rights and interest income. Gains or losses on sales of notes receivable depends, in part, on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest and servicing assets based on their relative fair value at the date of transfer.

Loan origination fees charged to borrowers are offset against loan origination expenses incurred during the underwriting and placement of the loan.

As part of its initial services to franchisees, the Company sometimes assists franchisees with the conversion of acquired businesses into its franchise system pursuant to a Buyers Assistance Plan (“BAP”). If part of the initial franchise fees paid by franchisees to the Company is for BAP assistance then the BAP part of the initial franchise fee is allocated to each of the BAP related services provided by the Company and the fee associated with a particular service is recognized as revenue using the percentage of completion accounting method. Substantially all of the BAP services (inspection reports, operations analysis and marketing plan development) are provided by the Company before franchise acquisition. As such, in 2004 approximately 87% of those initial franchise fees related to BAP assistance were immediately recognized as revenue. Remaining BAP related fees are typically recognized throughout the four-month BAP period as the remaining BAP related services are performed.

The part of the initial franchise fees paid by franchisees to the Company that does not represent payment for BAP related services is for basic services that are substantially completed when the franchise location is opened and therefore, all such revenues are immediately recognized. Some of the basic services include access to the registered name “Brooke”, access to suppliers, and access to the Company’s Internet based management software program.

Revenues from seller consulting fees, gains on sale of businesses, and seller discounts are recognized immediately because the Company has no continuing obligation.

Through its subsidiary DB Indemnity LTD., excess liability premiums are recorded on the written basis and recorded as revenues on a pro-rata basis over the term of the policies. Unearned premium reserves are established to cover the unexpired portion of premiums written and assumed and revenues are correspondingly reduced.

(f)	Property and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets. The following summarizes the estimated useful lives used by the Company for various asset categories:

Description	Useful Life
Furniture and fixtures	10 years
Airplanes	10 years
Office and computer equipment	5 years
Automobiles	5 years
Buildings	40 years

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

(g)	Amortizable Intangible Assets

Included in other assets are the unamortized costs of renewal rights purchased by the Company and through subsidiaries (Brooke Life and Health, Inc., The American Agency, Inc., CJD & Associates, L.L.C., TAR Holding Company, Inc. and Texas All Risk General Agency, Inc). The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization was $898,000, $291,000 and $163,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

On July 1, 2002, the Company acquired 100% of the outstanding ownership interests of CJD & Associates, L.L.C. and $1,417,000 of the initial purchase price was allocated to renewal rights. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with FAS 141, “Business Combination,” any such payments for an increased purchase price shall be recorded as Amortizable Intangible Assets when made. Additional payments of the purchase price have been made in the amount of $993,000 since the initial purchase.

On August 1, 2002, the Company acquired insurance agency renewal rights operating under the trade-name of Bornstein Financial Group for an initial purchase price of $200,000. On August 8, 2003, an additional payment of $100,000 was made and the final total purchase price increased to $300,000 and was recorded as an Amortizable Intangible Asset in accordance with FAS 141, “Business Combinations”. The Company operates this business asset under Brooke Life and Health, Inc.

On November 30, 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and TAR Holding Company, Inc. which collectively own 100% of the outstanding shares All Risk General Agency, Inc. $1,000,000 of the initial purchase price was allocated to Amortizable Intangible Assets. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with FAS 141, “Business Combinations,” any such payments for an increased purchase price shall be recorded as Amortizable Intangible Assets when made. Additional payments of the purchase price have been made in the amount of $472,000 since the initial purchase.

As a result of the acquisition of CJD & Associates, L.L.C. on July 1, 2002, the Company recorded additional Amortizable Intangible Assets of $85,000 (net of accumulated amortization of $111,000).

In February 2003, the Company acquired the rights to the web-site “Agencies4Sale.com” for $25,000.

In February 2004, the Company acquired insurance agency renewal rights from Brent and Haeley Mowery for $499,000.

Subsequent to the initial recording at fair value, the amortizable intangible asset is evaluated and measured annually for impairment. The impairment testing is performed by two different methods of analysis. The first method is a cash flow analysis to determine if there is sufficient operating cash flows. The second method is a fair market value analysis based primarily on comparative sales data. If analysis indicates that operating cash flows are insufficient or the asset’s fair value is less than its book value, then an impairment has occurred and the Company writes down the asset to the estimated fair value. No impairment was recognized for the years ended December 31, 2004, 2003 or 2002.

(h)	Income Taxes

Net income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. During 2003, the deferred tax asset decreased to zero as the

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

result of using all net operating loss carryforwards available to the Company. Deferred tax liabilities were recorded in 2003 and 2004 to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.

(i)	Investment in Businesses

The amount of assets included in the “Investment in Businesses” category is the total of purchase prices paid, or market prices if lower, for business assets that Brooke Franchise Corporation acquires to hold in inventory for sale to its franchisees. These assets are carried at the lower of cost or market because they are available for sale and not held for investment. Typically the Company acquires and sells the business assets simultaneously. If the assets are not sold simultaneously then the Company operates the business until sold and records the income and expense associated with the business. The number of businesses purchased for this purpose for the years ended December 31, 2004 and 2003 was 51 and 50, respectively. Correspondingly, the number of businesses sold from inventory for the year ended December 31, 2004 and 2003 was 50 and 50, respectively. At December 31, 2004 and 2003, the “Investment in Businesses” inventory consisted of 2 businesses and 1 business, respectively, with fair market values totaling $1,022,000 and $367,000, respectively.

(j)	Gain or Loss on Sale of Businesses

“Investment in Businesses” gains or losses are the difference between the sales price and the book value of the business, which is carried at the lower of cost or fair value. Businesses are typically sold in the same units as purchased. However, in instances where a part of a business unit is sold, then management estimates the fair value of the portion of the business unit being sold and the difference between the sales price and the resulting fair value estimation is the amount of the gain or loss. Any such fair value estimation is evaluated for reasonableness by comparing the market value estimation of the portion being sold to the book value for the entire business unit. Fair value estimations are based on comparable sales information that takes into consideration business characteristics such as customer type, customer account size, supplier size and billing methods.

(k)	Contract Database

The Contract Database asset consists of legal and professional fees associated with development of standardized documents relating to the creation of a new asset class for securitization and rating of insurance agency loan pools. The initial one time development cost of standardized documents for creating a new security asset class is non-recurring and securitization of subsequent insurance agency loan pools results in lower and routine transaction expenses. This asset is being amortized over a five-year period because the benefits of this new asset class are expected to last at least five years and because significant changes to the associated standardized documents will probably not be required for five years.

Also included in the Contract Database asset are the legal and professional fees associated with development of standardized loan documents. These contracts are available for sale to others that make these types of loans, by first purchasing a license from Brooke Credit Corporation. A complete review and revision is scheduled for all loan documents every five years, therefore, the asset is being amortized over a five-year period.

(l)	Deferred Charges

Deferred charges include loan fees paid in 2004 to establish a line of credit with DZ BANK AG Deutsche Zentral-Genossenschaftsbank. Associated costs totaled $696,000 and are amortized over a period ending at the

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

maturity date of the line of credit. Net of amortization, the balance of all such prepaid expenses at December 31, 2004 was $649,000.

Deferred charges also include the costs associated with the a public offering of bonds and debentures. Selling expenses, auditor fees, legal costs and filing charges associated with the Company’s public offering of bonds and debentures totaled $615,000 and are amortized over a period ending at the bond and debenture maturities. Net of amortization, the balance of all such prepaid expenses at December 31, 2004 and 2003 was $190,000 and $301,000, respectively.

(m)	Equity Rights and Privileges

All of the Company’s outstanding shares of the 9% cumulative convertible preferred stock were converted into 10,296 (20,592 split adjusted) shares of common stock during the year ended December 31, 2003.

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

In the first quarter of 2003, the Company authorized the split of common stock at a ratio of 6-for-1 and in the second quarter of 2004, the Company authorized the split of common stock at a ratio of 2-for-1.

In April 2004, the Company’s shareholders approved the reduction of the common stock’s par value from $1.00 to $.01 per share. The Company’s shareholders also authorized an increase in the number of common shares from 9,500,000 to 99,500,000. The common stockholders shall possess all rights and privileges afforded to capital stock by law, subject to holders of convertible preferred stock.

(n)	Per Share Data

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the years ended December 31, 2004, 2003 and 2002 were $194,000, $196,000 and $214,000, respectively.

The prior year comparative average number of common stock shares has been adjusted to reflect the 2-for-1 stock split in 2004 and the 6-for-1 stock split in 2003.

(in thousands, except per share data)	December 31, 2004		December 31, 2003		December 31, 2002
Basic Earnings Per Share
Net Income		$6,694		$4,160		$1,450
Less: Preferred Stock Dividends		(194)		(196)		(214)

Income Available to Common Stockholders		6,500		3,964		1,236
Average Common Stock Shares	9,362		9,293		9,090
Less: Treasury Stock Shares	—	9,362	—	9,293	(11)	9,079

Basic Earnings Per Share		$.69		$.42		$.14

	December 31, 2004		December 31, 2003		December 31, 2002
Diluted Earnings Per Share
Net Income		$6,694		$4,160		$1,450
Less: Preferred Stock Dividends on Non-Convertible Shares		(194)		(196)		(149)

Income Available to Common Stockholders		6,500		3,964		1,301
Average Common Stock Shares	9,362		9,293		9,090
Less: Treasury Stock Shares	—				(11)
Plus: Assumed Conversion of Convertible Preferred Shares	—				269
Plus: Assumed Exercise of 562,550 Stock Options	563	9,925	322	9,615	248	9,597

Diluted Earnings Per Share		$.65		$.41		$.14

(o)	Buyers Assistance Plans

As part of its initial services to franchisees, the Company sometimes assists franchisees with the conversion of acquired businesses into its franchise system pursuant to a Buyers Assistance Plan (“BAP”). Substantially all of the BAP services (inspection reports, operations analysis and marketing plan development) are typically provided by the Company before franchise acquisition. However, some BAP related services (advertising and training) are performed during the four months after acquisition and a portion of BAP fees are correspondingly deferred. Unearned Buyer Assistance Plan and other related fees were $410,000 and $771,000 at December 31, 2004 and 2003, respectively.

(p)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries except for Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC and Brooke Securitization

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Company 2004A, LLC. All significant intracompany accounts and transactions have been eliminated in consolidation of the financial statements.

(q)	Accounts and Notes Receivable, Net

The net notes receivable included as part of the “Accounts and Notes Receivable, Net” asset category are available for sale and are carried at the lower of cost or market. Any changes in the net notes receivable balances are classified as an operating activity.

(r)	Other Receivables

Included in Other Receivables are reimbursements due from franchisees and agents for possible cancellation of policies, and receivables from sellers for consulting fees and other services. Most of these amounts are collected within 30 days from franchisees, borrowers or agents and all amounts are collected within 12 months from date of recording.

(s)	Advertising

The Company expenses the costs of advertising as they are incurred. Total advertising expense for the years ended December 31, 2004, 2003 and 2002 was $4,589,000, $2,098,000 and $843,000, respectively.

(t)	Restricted Cash

Cash payments are made monthly to First National Bank of Phillipsburg as trustee for the Industrial Revenue Bonds. These funds are held by the trustee for payment of semi-annual interest and principal payments to bond holders on January 1st and July 1st. The amount of cash held at First National Bank of Phillipsburg at December 31, 2004 and 2003 was $59,000 and $63,000, respectively.

The Company holds insurance commissions for the special purpose entity Brooke Acceptance Company LLC for the purpose of making future loan payments and the use of these funds is restricted until the next monthly loan payment is made. The amount of commissions held at December 31, 2004 and 2003 was $410,000 and $326,000, respectively.

(u)	Securities

Included in Securities are investments in loan securitizations which represents the transfer of notes receivable by sale, to a bankruptcy-remote special purpose entity that issues asset-backed notes to accredited investors. The carrying values of $17,115,000 and $10,608,000 at December 31, 2004 and 2003 respectively, for the marketable securities approximates the fair value as calculated by the Company using reasonable assumptions.

The Company acquired approximately 9% of the stock outstanding in First American Capital Corporation in October, 2003 for $772,000. This investment was subsequently sold in March, 2005 for $770,000.

(v)	Insurance Losses and Loss Expenses

Insurance losses to be incurred and loss expenses to be paid by the DB Indemnity, LTD. subsidiary are estimated and recorded when advised by the insured. Outstanding losses and loss expense adjustments represent

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

the amounts needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred before the balance sheet date. These amounts are based upon estimates of losses reported by the insureds plus an estimate for losses incurred but not reported.

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

(w)	Other Operating Interest Expense

Operating interest expense includes interest paid by the finance subsidiary to DZ BANK AG Deutsche Zentral-Genossenschaftsbank on a line of credit loan for the purpose of originating insurance agency loans and is therefore an operating expense. The interest paid to DZ BANK AG for the year ending December 31, 2004 was $291,000. No interest was paid prior to 2004. The finance subsidiary also pays interest to bondholders. The funds received from the sale of the bonds were for the purpose of originating loans and the associated interest expense is therefore an operating expense. Bond interest expenses for the years ended December 31, 2004, 2003 and 2002 were $426,000, $458,000, and $496,000, respectively. The Company also pays interest to debenture holders. The funds received from the sale of debentures were used by the finance subsidiary to originate loans and the associated interest expense is therefore an operating expense. The debenture interest expenses for the years ended December 31, 2004, 2003, and 2002 were $209,000, $207,000, and $0, respectively.

(x)	Stock-Based Compensation

The Company has granted stock options to employees of the Company pursuant to its 2001 Compensatory Stock Option Plan. The Company’s net income would have been reduced to $6,493,000, $3,952,000, and $1,311,000 for the years ended December 31, 2004, 2003, and 2002 respectively with the Company’s income per fully diluted share being reduced to $.64, $.39 and $.12 at December 31, 2004, 2003, and 2002 respectively, if the compensation cost for the stock options had been determined based on the fair value at the date of grant pursuant to the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company made the following assumptions when calculating the fair value of the stock option: the expected stock volatility of 30%, risk-free interest rate of 5%, and dividend rate of 1%. See footnote 13 for additional disclosures.

(in thousands, except per share data)	2004	2003	2002
Net income as reported	$6,694	$4,160	$1,450
Total stock-based employee compensation cost determined under fair value method for all awards, net of related income tax effects	(201)	(208)	(139)
Pro forma net income	6,493	3,952	1,311
Basic earnings per share:
As reported	.69	.42	.14
Pro forma	.67	.40	.12
Diluted earnings per share:
As reported	.65	.41	.14
Pro forma	.63	.39	.12

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2.	Notes Receivable

At December 31, 2004 and 2003, accounts and notes receivable consist of the following:

(in thousands)	12/31/2004	12/31/2003
Business loans	$158,875	$106,390
Less: Business loans sold	(124,720)	(96,599)
Commercial real estate loans	24,509	6,342
Less: Real estate loans sold	(16,472)	(5,732)
Loans with subsidiaries	16,505	3,148
Less: Subsidiaries loans sold	(16,505)	(3,148)
Plus: Loan participations not classified as a true sale	2,452	409

Total notes receivable, net	44,644	10,810
Interest earned not collected on notes*	819	734
Customer receivables	6,915	4,461
Allowance for doubtful accounts	(575)	—

Total accounts and notes receivable, net	$51,803	$16,005

*	The Company has a corresponding liability for interest payable to participating lenders in the amounts of $285,000 and $200,000 at December 31, 2004 and 2003, respectively.

Brooke Credit Corporation has loaned money to the Company and subsidiaries of the Company. These notes receivable have been eliminated in consolidation to the extent the notes receivable have not been sold to an unaffiliated third party. The sale of all or a portion of the intracompany notes receivable to an unaffiliated third party results in a notes payable, as discussed in footnote 4.

Loan participations and loan securitizations represent the transfer of notes receivable, by sale, to “participating” lenders or special purpose entities. The Company receives consideration from the transfer of note receivables, through retained interest and servicing assets. These transfers are accounted for by the criteria established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The transfers that do not meet the criteria established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as secured borrowings and the balances recorded as both a note receivable asset and participation payable liability. At December 31, 2004 and 2003, secured borrowings totaled $2,452,000 and $409,000, respectively.

Of the note receivables sold, at December 31, 2004 and 2003, $136,288,000 and $101,514,000, respectively, were accounted for as sales because the transfers meet the criteria established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Purchasers of these note receivables obtained full control over the transferred assets (i.e. notes receivables) and obtained the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivables. Furthermore, the agreements to transfer assets do not entitle, or obligate, the Company to repurchase or redeem the notes receivable before their maturity except in the event of an uncured breach of warranty.

When the Company sells notes receivable, it generally retains interest and servicing income. Gain or loss on sales of the notes receivable depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest and servicing assets based on their relative fair value at the date of transfer.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

On loan participations, the Company is typically paid annual servicing fees ranging from .25% to 1.375% of the outstanding loan balance. In those instances whereby annual service fees paid to the Company are less than the minimum cost of servicing, which is estimated at .25% of the outstanding balance, a servicing liability is recorded. Additionally, the Company often retains interest income. The Company’s right to interest income is not subordinate to the purchaser’s interests and the Company shares interest income with purchasers on a prorata basis. Although not subordinate to purchaser’s interests, the Company’s retained interest is subject to credit and prepayment risks on the transferred assets. Additionally, on loan participations sold with recourse, the Company’s retained interest is subject to credit risk on the transferred assets.

On loan securitizations, the Company is typically paid annual servicing fees ranging from .10% to .25% of the outstanding securitized loan balances. Additionally, the Company often retains interest income. The Company’s right to interest income is subordinate to the investor’s interests. As such, the Company’s retained interest is subject to credit and prepayment risks on the transferred assets.

In April 2003, Brooke Credit Corporation sold $15,825,000 of loans to qualifying special purpose entity Brooke Acceptance Company LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $13,350,000 of asset-backed securities were issued to accredited investors by Brooke Acceptance Company LLC. Brooke Credit Corporation received servicing income of $11,000 and $11,000, respectively from the primary servicer for the years ended December 31, 2004 and 2003. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $3,502,000 and $3,684,000, respectively on December 31, 2004 and 2003. This security is comprised of retained interest totaling $470,000 and retained equity in the special purchase entity totaling $3,032,000.

In November 2003, Brooke Credit Corporation sold $23,526,000 of loans to qualifying special purpose entity Brooke Captive Credit Company 2003, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $18,500,000 of asset backed securities were issued to accredited investors by Brooke Captive Credit Company 2003 LLC. Brooke Credit Corporation received servicing income of $17,000 and $2,000, respectively from the primary servicer for the year ending December 31, 2004 and 2003. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $6,955,000 and $6,924,000, respectively on December 31, 2004 and 2003. This security is comprised of retained interest totaling $984,000 and retained equity in the special purchase entity totaling $5,971,000.

In June 2004, Brooke Credit Corporation sold $24,832,000 of loans to qualifying special purpose entity Brooke Securitization Company 2004A, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $20,000,000 of asset backed securities were issued to accredited investors by Brooke Securitization Company 2004A, LLC. Brooke Credit Corporation received servicing income of $6,000 from the primary servicer for the year ending December 31, 2004. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with a balance of $6,658,000 on December 31, 2004. This security is comprised of retained interest totaling $1,955,000 and retained equity in the special purchase entity totaling $4,703,000.

At December 31, 2004 and 2003, the Company had transferred assets with balances totaling $136,288,000 and $101,514,000, respectively resulting in pre-tax gains for the years ended December 31, 2004, 2003 and 2002 of $2,475,000, $4,368,000 and $2,763,000, respectively.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

The fair value of retained interest is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following table. The fair value of the retained interest is also reduced by the amount of estimated credit losses on loans sold with recourse and loans sold in securitizations, which are calculated using the estimated credit loss percentage noted in the following table. At December 31, 2004 and 2003, the fair value of retained interest recorded by the Company was $5,893,000 and $5,212,000, respectively. Of the totals at December 31, 2004, $2,484,000 was listed as Interest-Only Strip Receivable on the Company’s balance sheet and $3,409,000 in retained interest carried in the Company’s securities. Of the totals at December 31, 2003, $3,120,000 was listed as Interest-Only Strip Receivable on the Company’s balance sheet and $2,092,000 in retained interest carried in the Company’s securities.

Of the business and real estate loans at December 31, 2004 and 2003, $3,733,000 and $14,131,000, respectively, in loans were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. At December 31, 2004, all such recourse loans: a) had no balances more than 60 days past due; b) had adequate collateral; c) and were not in default.

To obtain fair values of retained interests, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Company typically estimates fair value based on the present value of future expected cash flows estimated using management’s best estimates of key assumptions, credit losses, prepayment speed and discount rates commensurate with the risks involved.

The value of the “Servicing Asset” is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the following table. At December 31, 2004 and 2003, the value of the servicing asset recorded by the Company was $2,909,000 and $1,723,000, respectively. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income.

The value of the “Servicing Liability” is calculated by estimating the net present value of net servicing expense on loans sold using the discount rate and prepayment speeds noted in the following table. At December 31, 2004 and 2003, the value of the servicing liability recorded by the Company was $39,000 and $46,000, respectively.

The predominant risk characteristics of the underlying loans of the Company’s retained interest and servicing assets have been analyzed by management to identify how to stratify these assets for the purpose of evaluating and measuring impairment. The underlying loans are very similar in virtually all respects; however management has concluded that those underlying loans with adjustable interest rates should be evaluated separately from loans with fixed interest rates. Accordingly, different key economic assumptions are used when determining the fair value of retained interest and servicing assets resulted from fixed rate loans than have been used for adjustable rate loans. No valuation allowance has been established because the fair value for the adjustable rate loan stratum is not less than the carrying amount of the servicing assets.

Although substantially all of the Company’s loans are adjustable, a discount rate has been applied to reflect the net present value of future revenue streams. As such, changes in the net present value rate, or discount rate, resulting from interest rate variations, would adversely affect the asset’s fair value.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Impairment of retained interest and servicing asset are evaluated and measured annually. The impairment testing is performed by taking the current interest and servicing revenue stream and valuing the new revenue stream with the same assumptions as were used in the initial recording of the assets. The new revenue stream is based on the loan balances at the date the impairment test is completed which will include all prepayments on loans and any credit losses for those loans. The new discounted revenue stream is then compared to the carrying value on the Company’s books and if the new value is greater than the value on the books no impairment has occurred. If the new discounted revenue stream is less than the value on the books an impairment has occurred and the Company would write the asset down to the new discounted revenue stream. No impairment was recognized in the years ended December 31, 2004, 2003 and 2002.

At December 31, 2004, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year were as follows (rates per annum):

	Business Loans (Adjustable Rate Stratum)*	Business Loans (Fixed-Rate Stratum)
Prepayment speed	10%	8%
Weighted average life (months)	137	61
Expected credit losses	.5%	.21%
Discount rate	8.5%	8.5%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans, the rate is adjusted annually on December 31st. Beginning in the third quarter of 2004, contract terms on new loans are adjusted monthly or daily to an index as noted above.

At December 31, 2004, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(in thousands)	Business Loans (Adjustable Rate Stratum)	Business Loans (Fixed Rate Stratum)
Prepayment speed assumption (annual rate)	10%	8%
Impact on fair value of 10% adverse change	(196)	(1)
Impact on fair value of 20% adverse change	(385)	(2)

Expected credit losses (annual rate)	.5%	.21%
Impact on fair value of 10% adverse change	(72)	(0)
Impact on fair value of 20% adverse change	(110)	(1)

Discount rate (annual)	8.5%	8.5%
Impact on fair value of 10% adverse change	(192)	(2)
Impact on fair value of 20% adverse change	(371)	(4)

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interests and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interests and servicing assets on loans sold totaling $136,288,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interests in loans sold with recourse to participating lenders and loans sold in securitizations.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Servicing Asset

(in thousands)	Adj Rate Stratum		Fixed Rate Stratum
	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$5,222	$5,065	$171	$170
Servicing expense	(923)	(890)	(156)	(154)
Discount of estimated cash flows at 8.5% rate	(1,470)	(1,416)	(10)	(10)

Carrying value of servicing asset after effect of increases	2,829	2,759	5	6
Carrying value of servicing asset before effect of increases	2,904	2,904	5	5

Decrease of carrying value due to increase in prepayments	$(75)	$(145)	$0	$1

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Interest Only Strip Receivable, including retained interest carried in Securities balance)

(in thousands)	Adj Rate Stratum		Fixed Rate Stratum
	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$7,747	$7,531	$202	200
Estimated credit losses	(820)	(794)	(3)	(3)
Discount of estimated cash flows at 8.5% rate	(1,336)	(1,264)	(18)	(18)

Carrying value of retained interests after effect of increases	5,591	5,473	181	179
Carrying value of retained interests before effect of increases	5,712	5,712	181	181

Decrease of carrying value due to increase in prepayments	$(121)	$(239)	$0	$(2)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Interest Only Strip Receivable, including retained interest carried in Securities balance)

(in thousands)	Adj Rate Stratum		Fixed Rate Stratum
	10% Credit Loss Increase	20% Credit Loss Increase	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$7,967	$7,967	$203	$203
Estimated credit losses	(878)	(927)	(4)	(4)
Discount of estimated cash flows at 8.5% rate	(1,448)	(1,438)	(19)	(18)

Carrying value of retained interests after effect of increases	5,641	5,602	180	181
Carrying value of retained interests before effect of increases	5,712	5,712	181	181

Decrease of carrying value due to increase in credit losses	$(71)	$(110)	$(1)	$0

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Effect of Increases in Assumed Discount Rate on Servicing Asset

(in thousands)	Adj Rate Stratum		Fixed Rate Stratum
	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$5,390	$5,390	$173	$173
Servicing expense	(958)	(958)	(158)	(158)
Discount of estimated cash flows	(1,610)	(1,685)	(10)	(10)

Carrying value of servicing asset after effect of increases	2,822	2,747	5	5
Carrying value of servicing asset before effect of increases	2,904	2,904	5	5

Decrease of carrying value due to increase in discount rate	$(82)	$(157)	$0	$0

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest Only Strip Receivable, including retained interest carried in Securities balance)

(in thousands)	Adj Rate Stratum		Fixed Rate Stratum
	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$7,967	$7,967	$203	$203
Estimated credit losses	(845)	(845)	(4)	(4)
Discount of estimated cash flows	(1,518)	(1,622)	(20)	(22)

Carrying value of retained interests after effect of increases	5,604	5,500	179	177
Carrying value of retained interests before effect of increases	5,712	5,712	181	181

Decrease of carrying value due to increase in discount rate	$(108)	$(212)	$(2)	$(4)

The following is an illustration of disclosure of expected static pool credit losses to the Company for loan participations sold with recourse and loans sold in securitizations. “Static pool credit loss” is an analytical tool that matches credit losses with the corresponding loans so that loan growth does not distort or minimize actual loss rates. The Company discloses static pool loss rates by measuring credit losses for loans originated in each of the last three years.

	Recourse & Securitized Loans Sold in
	2004	2003	2002
Actual & Projected Credit Losses (%) at:
December 31, 2004	0	0	0
December 31, 2003		0	0
December 31, 2002			0

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse, unsold, or inventoried, loans and the equity interest carried in securities balance at and for the years ended December 31, 2004 and 2003:

(in thousands)	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses**
	2004	2003	2004	2003	2004	2003
Type of Loan
Participations sold with recourse	$3,733	$14,131	$0	$0	$0	$0
Inventory loans	44,644	10,810	135	0	0	0
Equity interest in securities balance	13,706	8,516	0	0	0	0

Total loans managed	$62,083	$33,457	$135	$0	$0	$0

*	Loans 60 days or more past due are based on end of period total loans

**	Net credit losses are charge-offs and are based on total loans outstanding

3.	Property and Equipment

A summary of property and equipment and depreciation is as follows:

(in thousands)	December 31, 2004	December 31, 2003
Furniture	$1,311	$1,420
Office and computer equipment	2,285	1,976
Automobiles and airplanes	1,169	1,439
Building and leasehold improvements	1,514	1,220
Land	417	—

	6,696	6,055
Less: Accumulated depreciation	(2,180)	(2,577)

Property and equipment, net	$4,516	$3,478

Depreciation expense	$629	$433

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

4.	Bank Loans, Notes Payable, and Other Long-Term Obligations

(in thousands)	2004	2003
Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 6.75%. Interest rates on these notes range from 4.00% to 8.00% and maturities range from January 2005 to January 2013.	$20,980	$11,122
Line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit due October 2005. Interest rate is 7.25% with interest and principal due monthly.	3,005	2,000
DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit. Maximum line of credit available of $50,000,000. Collateralized by notes receivable. Line of credit due August 2009. Interest rate is 1.75% with interest due monthly.	24,092	—
Company debt with banks. These notes are payable to banks and collateralized by various assets of the company. Interest rates on these notes range from 5.5% to 11.75%. Maturities range from January 2005 to September 2015.	24,780	13,455
Company automobile notes payable. The Company uses Chrysler Credit Corporation to finance the company fleet. These loans are collateralized by the automobiles financed. The interest rates range from 5.75% to 7.65%. Maturities range from March 2005 to January 2008.	236	235

Total bank loans and notes payable	73,093	26,812

Bonds and debentures payable and capital lease obligation (See Notes 5 and 6)	7,389	8,164

Total bank loans, notes payable and other long-term obligations	80,482	34,976
Less: Current maturities and short-term debt	(43,092)	(9,540)

Total long-term debt	$37,390	$25,436

Three notes payable to banks for Company debt require the Company to maintain minimum financial ratios or net worth and restrict dividend payments from Brooke Credit Corporation to the Company.

The note payable to DZ BANK AG Deutsche Zentral-Genossenschaftsbank also requires the Company and Brooke Credit Corporation to maintain minimum stockholders’ equity. The covenants do not restrict management’s ability to pay dividends (if minimum stockholders’ equity is maintained) or restrict management’s ability to incur additional debt. The note is subject to up front fees which have been paid and are included in the deferred charges account. The note is also subject to recurring fees based on the use of the line of credit (monthly program fee and a non-use fee). The Company records the balance on this loan as a current obligation as the intent is to securitize the loans collateralized within twelve months. This line of credit matures August 2009 with the Company being able to advance and pay down the principal balance until maturity.

The other bank loans, notes payable and other long term obligations do not contain covenants that: require the Company to maintain minimum financial ratios or net worth; restrict management’s ability to pay dividends; restrict management’s ability to buy or sell assets; restrict management’s ability to incur additional debt; or include any subjective acceleration clauses.

Interest incurred on bank loans, notes payable and other long-term obligations for the years ended December 31, 2004, 2003 and 2002 is $3,267,000, $1,241,000 and $749,000, respectively.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Short-term debt represents the DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit, the line of credit listed in the preceding table and non-cash investing transactions utilized to purchase business assets.

Bank loans, notes payable and other long-term obligations mature as follows:

Twelve Months Ended Dec 31 (in thousands)	Bank Loans & Notes Payable	Capital Lease	Bonds & Debentures Payable	Total
2005	$41,953	$70	$1,069	$43,092
2006	9,096	80	4,315	13,491
2007	6,219	80	1,340	7,639
2008	3,815	90	—	3,905
2009	3,963	90	—	4,053
Thereafter	8,047	255	—	8,302

	$73,093	$665	$6,724	$80,482

5.	Long-Term Debt, Bonds Payable

Brooke Credit Corporation offered secured bonds (series 2000F) for sale to the public in $5,000 denominations. The bonds were issued in registered form with interest payable semi-annually on January 1st and July 1st of each year. Holders of series 2000F bonds representing $4,315,000 in principal value elected to modify the terms of their bonds by extending the maturity date to July 1, 2006 and permitting the bonds to be called by Brooke Credit Corporation during the period from the original maturity date to the extended maturity date. Holders of series 2000F bonds representing the remaining $705,000 in principal value elected not to modify the terms of their bonds and were paid in full at maturity. Brooke Credit Corporation covenants not to incur debt or obligations superior to its obligations to bondholders or pay dividends to shareholders.

The Company offered unsecured debentures (Series A and Series B) for sale to the public in denominations of $1,000 with a minimum purchase amount of $5,000. The bonds were issued in book-entry form and registered in the name of The Depository Trust Company or its nominee. Interest is paid semi-annually on December 1st and June 1st. The Series B debentures are callable on the third anniversary of the date of issuance of the debentures. The Company used the debenture sale proceeds to acquire insurance agencies for inventory, make corporate acquisitions, purchase loan participation certificates and make short-term working capital loans to insurance agents or other Company subsidiaries.

The prior year comparative principal value was adjusted to reflect the proper grouping of bondholders electing to extend the maturity date to July 1, 2006.

At December 31, 2004 and 2003, the bonds and debentures payable consist of:

Series (in thousands)	Rate	Maturity	2004 Principal Value	2003 Principal Value
2000F Bonds	9.125%	Jul 1, 2004	$—	$705
2000F Bonds	9.125%	Jul 1, 2006	4,315	4,315
Series A Debentures	8.000%	Dec 1, 2005	1,069	1,069
Series B Debentures	9.250%	Dec 1, 2007	1,340	1,340

Total			$6,724	$7,429

Interest payable is $214,000 and $246,000 at December 31, 2004 and 2003, respectively.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

6.	Long-Term Debt, Capital Leases

Phillips County, Kansas issued Industrial Revenue Bonds in February 2002 for the purpose of purchasing, renovating, and equipping an office building in Phillipsburg, Kansas for use as a processing center. The total bonds issued were $825,000 with various maturities through 2012. The Company leases the building from Phillips County, Kansas although it may be purchased by the Company for a nominal amount at the expiration of the lease agreement. Under the criteria established by SFAS 13, “Accounting for Leases” this asset has been capitalized in the Company’s financial statements.

Future capital lease payments and long term operating lease payments are as follows:

Twelve Months Ended December 31 (in thousands)	Capital Real Estate	Operating Real Estate	Total
2005	$117	$1,448	$1,565
2006	123	1,596	1,719
2007	117	1,465	1,582
2008	121	1,003	1,124
2009	115	347	462
2010	118	180	298
2011 and thereafter	168	—	168

Total minimum lease payments	879	$6,039	$6,918

Less amount representing interest	(214)

		2003
Total obligations under capital leases	665	$735
Less current maturities of obligations under capital leases	(70)	(70)

Obligations under capital leases payable after one year	$595	$665

7.	Income Taxes

Net income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. The elements of income tax expense are as follows:

(in thousands)	December 31, 2004	December 31, 2003	December 31 2002
Current	$3,057	$1,923	$—
Deferred	223	160	747

	$3,280	$2,083	$747

During 2003, the deferred tax asset decreased to zero as the result of using all net operating loss carryforwards available to the Company.

For the year ended December 31, 2004, income of $323,000 was earned in Bermuda and is excluded from the U.S. Federal Tax. Under current Bermuda law, DB Indemnity, LTD and DB Group, LTD are not required to pay any taxes in Bermuda on either income or capital gains. They have received an undertaking from the

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Minister of Finance in Bermuda that in the event of any such taxes being imposed they will be exempted from taxation until March 28, 2016.

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	December 31, 2004	December 31, 2003	December 31, 2002
U.S. federal statutory tax rate	34%	34%	34%
State statutory tax rate	4%	4%	4%
Effect of the utilization of net operating loss carryforwards	(3)%	(3)%	(3)%
Miscellaneous	(2)%	(2)%	(1)%

Effective tax rate	33%	33%	34%

Reconciliation of deferred tax asset:

(in thousands)	2004	2003
Beginning balance, January 1	$—	$160
Deferred income tax expense	—	(160)

Balance, December 31	$—	$—

During 2003, the deferred tax asset decreased to zero as the result of using all net operating loss carryforwards available to the Company.

Reconciliation of deferred tax liability:

(in thousands)	2004	2003
Beginning balance, January 1	$189	$—
Accumulated other comprehensive income, unrealized gain on interest only strip receivables	69	189
Accelerated tax depreciation	223	—

Balance, December 31	$481	$189

Deferred tax liabilities were recorded for the years ended December 31, 2003 and 2004 to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.

8.	Employee Benefit Plans

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for years ended December 31, 2004, 2003 and 2002.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

9.	Concentration of Credit Risk

The Company maintains cash balances at several banks. At December 31, 2004, the Company had account balances of $14,188,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

The Company sells participation interests in loans to numerous banks and finance companies. At December 31, 2004, the Company had sold participation interests in loans totaling $34,091,000 to one financial institution. This represents 33% of the participation interests sold at December 31, 2004, excluding loans sold for securitization.

10.	Segment and Related Information

The Company’s three reportable segments as of and for the years ended December 31, 2004 and 2003 consisted of its Franchise Services Business, Insurance Brokerage Business and its Lending (formerly Facilitator) Services Business. In a change from previous periods, the Company includes all initial franchise fees for basic services, initial franchise fees for buyers assistance plans and seller related fees in its Franchise Services Business segment instead of the Lending Services Business segment because the associated activities are an integral part of franchise services.

The Franchise Services Business segment includes the sale of insurance, financial, funeral and credit services on a retail basis through franchisees. The Insurance Brokerage Business segment includes the sale of hard to place and niche insurance policies on a wholesale basis and the operation of offshore insurance companies. The Lending Services Business segment includes the solicitation, underwriting, origination, sale and servicing of loans. The results of each segment are separately audited and the segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company assesses administrative fees to each business segment for legal, corporate and administrative services. Administrative fees for Franchise Services, Insurance Brokerage and Lending Services for the year ended December 31, 2004 totaled $5,100,000, $60,000 and $900,000, respectively and for the year ended December 31, 2003 totaled $5,100,000, $600,000 and $1,200,000, respectively. No administrative fees were recorded for the year ended December 31, 2002. Administrative fees are reported as an expense for the individual business segment and reported as “other operating expenses” in the reconciliation of the segment totals to the related consolidated totals. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “other operating expenses”.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

The tables below reflects summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2004, 2003 and 2002:

2004 (in thousands)	Franchise Services Business	Insurance Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$57,619	$6,285	$—	$—	$—	$63,904
Policy fee income	—	2,003	—	—		2,003
Insurance premiums earned	—	401	—	—	—	401
Interest income	39	52	5,740	—	(759)	5,072
Gain on sale of notes receivable	—	—	2,448	—	27	2,475
Seller consulting fees	5,236	—	—	—	—	5,236
Initial franchise fees for basic services	8,795	—	—	—	—	8,795
Initial franchise fees for buyers assistance plans	8,122	—	—	—	—	8,122
Gain on sale of businesses	5,261	—	—	—	—	5,261
Gain on extinguishment of debt	54	—	—	3	—	57
Other income	157	353	64	176	(153)	597
Interest expense	1,344	330	1,365	1,034	(806)	3,267
Commissions expense	44,386	2,875	—	—	—	47,261
Payroll expense	11,262	3,314	1,441	4,134	—	20,151
Insurance loss and loss expense incurred	—	(17)	—	—	—	(17)
Depreciation and amortization	429	254	973	849	—	2,504
Other operating expenses	18,268	2,047	1,122	(2,085)	(568)	18,783
Segment assets	47,300	13,869	78,664	11,048	(42,551)	108,330
Expenditures for segment assets	27,081	2,488	2,393	1,634	—	33,596

2003 (in thousands)	Franchise Services Business	Insurance Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$40,110	$5,596	$—	$—	$—	$45,706
Policy fee income	—	610	—	—	—	610
Insurance premiums earned	—	283	—	—	—	283
Interest income	9	71	2,335	61	(657)	1,819
Gain on sale of notes receivable	—	—	4,320	—	48	4,368
Seller consulting fees	4,109	—	—	—	—	4,109
Initial franchise fees for basic services	425	—	—	—	—	425
Initial franchise fees for buyers assistance plans	8,147	—	—	—	—	8,147
Gain on sale of businesses	388	—	—	30	—	418
Gain on extinguishment of debt	—	—	—	5	—	5
Other income	2	37	11	27		77
Interest expense	179	162	530	1,027	(657)	1,241
Commissions expense	33,689	2,260	—		—	35,949
Payroll expense	5,433	2,163	838	2,921	—	11,355
Insurance loss and loss expense incurred	—	77	—	—	—	77
Depreciation and amortization	38	103	685	597	—	1,423
Other operating expenses	10,270	1,624	1,363	(3,578)	—	9,679
Segment assets	25,277	13,254	33,485	2,604	(17,762)	56,858
Expenditures for segment assets	1,381	41	—	—	—	1,422

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

2002 (in thousands)	Franchise Services Business	Insurance Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$27,966	$2,574	$—	$—	$—	$30,540
Policy fee income	—	173	—	—	—	173
Insurance premiums earned	—	—	—	—	—	—
Interest income	—	66	1,540	—	(869)	737
Gain on sale of notes receivable	—	—	2,762	—	—	2,762
Seller consulting fees	1,589	—	—	—	—	1,589
Initial franchise fees for buyers assistance plans	3,954	—	—	—	—	3,954
Gain on sale of businesses	165	—	—	—	—	165
Gain on extinguishment of debt	439	—	—	—	—	439
Other income	36	—	—	—	—	36
Interest expense	1,122	—	496	—	(869)	749
Commissions expense	24,207	1,148	—	—	—	25,355
Payroll expense	5,925	640	449	—	—	7,014
Depreciation and amortization	444	53	312	—	—	809
Other operating expenses	3,844	311	116	—	—	4,271
Segment assets	14,981	5,826	12,131	—	(4,583)	28,355
Expenditures for segment assets	1,642	115	—	—	—	1,757

Profit (Loss) (in thousands)	December 31, 2004	December 31, 2003	December 31, 2002
Franchise Services profit	$9,594	$3,581	$(1,393)
Insurance Brokerage profit	291	208	661
Lending Services profit	3,351	3,250	2,929

Total segment profit	13,236	7,039	2,197
Unallocated & eliminated expenses	(3,262)	(796)	—

Income before income taxes	$9,974	$6,243	$2,197

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

11.	Related Party Information

In May 2000, Robert Orr, CEO of Brooke Corporation, Leland Orr, CFO of Brooke Corporation, Michael Hess, President of CJD & Associates, LLC, and Shawn T. Lowry, President of Brooke Franchise Corporation, each personally guaranteed repayment of a Brooke Credit Corporation loan to Austin Agency, Inc., Brownsville, Texas and each received 6.25% of the outstanding stock of Austin Agency, Inc. as consideration. During the fourth quarter of 2004, Orr, Orr, Hess and Lowry were released from their guarantees and surrendered ownership of their Austin Agency stock.

Robert D. Orr and Leland G. Orr own 100% of the voting stock of GI Agency, Inc. Although GI Agency was a franchise agent for the Company in previous years, it is not currently a franchise agent and its business operations do not include insurance sales. Brooke Credit Corporation made loans to GI Agency upon the same general terms as loans made to franchise agencies. During the fourth quarter of 2004, GI Agency repaid its loans in full to Brooke Credit Corporation and, at December 31, 2004, Brooke Credit Corporation had no loans outstanding to GI Agency.

Robert D. Orr and Leland G. Orr own a controlling interest in Brooke Holdings, Inc. which owned 63.06% of the Company’s common stock at December 31, 2004.

Shawn T. Lowry and Michael S. Lowry, President of Brooke Credit Corporation, are the co-members of First Financial Group, L.C. In June 2001, First Financial Group, L.C., guaranteed 65% of a Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas and received a 15% profit interest in Palmer, L.L.C. as consideration. The loan was originated on June 1, 2001 and is scheduled to mature on September 1, 2011. At December 31, 2004, the entire loan principal balance of $603,000 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $324,000, which is the recourse obligation by Brooke Credit Corporation on a loan participation balance.

Kyle L. Garst, Senior Vice President of Brooke Franchise Corporation is the sole manager and sole member of American Financial Group, L.C. In October 2001, First Financial Group, L.C. and American Financial Group, L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.5% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014. At December 31, 2004 the entire loan principal balance of $369,000 had been sold to unaffiliated lenders. The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $254,000 of the loan participation balances.

Anita F. Larson, President and Chief Operating Officer of Brooke Corporation, is married to John Arensberg, a partner in Arensberg Insurance of Overland Park, Kansas. Arensberg Insurance is a franchisee of Brooke Franchise Corporation pursuant to a standard form franchise agreement, and utilizes the administrative and processing services of Brooke Franchise Corporation’s service center employees pursuant to a standard form service center agreement. Brooke Franchise Corporation receives in excess of $60,000 in fees from the franchisee in connection with each of these agreements. Prior to 2004, Brooke Credit Corporation made two loans to Arensberg Insurance upon substantially the same terms and conditions as loans were made to other franchise agents. During the fourth quarter of 2004, the loans were paid in full by Arensberg Insurance and, at December 31, 2004, there were no outstanding loan balances.

Anita Lowry is the sister of Robert D. Orr and Leland G. Orr and the mother of Shawn T. Lowry and Michael S. Lowry and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

Agency, Inc. of Hays, Kansas. The Company and American Heritage Agency, Inc. entered into a franchise agreement in February, 1999 pursuant to which American Heritage Agency, Inc. participates in the Company’s franchise program. At December 31, 2004, Brooke Credit Corporation had two loans outstanding to American Heritage Agency with total principal balances of $660,000, of which $547,000 were sold to unaffiliated lenders. Such loans were made on substantially the same terms and conditions as provided to other franchisees and are scheduled to mature on June 15, 2016. The Company’s exposure to loss equals the retained principal balances of $113,000.

Pursuant to an announced personal financial planning process, in July, 2004 Robert D. Orr transferred Brooke Corporation stock into Brooke Holdings, Inc. and in September, 2004 Brooke Holdings, Inc. transferred Brooke Corporation stock to a Brooke Holdings, Inc. minority shareholder. The Securities Exchange Act of 1934, Rule 16(b) interprets these transfers by Brooke Holdings, Inc. as “purchases” and “sales” and the resulting short-swing profit of $196,000 was paid by Brooke Holdings, Inc. to Brooke Corporation in the fourth quarter of 2004.

12.	Acquisitions and Divestitures

In November 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and TAR Holding Company, Inc. for an initial purchase price of $1,000,000. All of the initial purchase price has been allocated to Amortizable Intangible Assets as disclosed in footnote 1 (g). The sellers are entitled to an increase of the initial purchase price equal to 25% of Texas All Risk’s monthly net revenues during the contingency period of November, 2004 to October, 2008. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 28 of FAS 141, “Business Combinations”, the payment shall be recorded as an asset when made. Additional payments of the purchase price have been made in the amount of $472,000 since the initial purchase. Texas All Risk offers hard-to-place and niche insurance as a wholesaler under the trade names of Texas All Risk General Agency and All Risk General Agency.

In February 2004, the Company acquired insurance agency assets from Brent and Haeley Mowery for a total purchase price of $499,000. The Company operates this business asset under the trade name of Brooke Auto Insurance Services of San Leandro, California. Its primary business activities include the sale of auto insurance.

In February 2003, the Company acquired 100% of the common stock of Ace Insurance Services, Inc. for $568,000. In May 2003, the Company sold all of its shares of Ace Insurance Services, Inc. for a total purchase price of $616,000.

In August 2002, the Company acquired insurance agency assets operating under the trade-name of Bornstein Financial Group for an initial purchase price of $200,000. In August 2003, an additional payment of $100,000 was made and the purchase price increased to $300,000. The seller is not entitled to any additional increases in purchase price based on future revenues. In accordance with FAS 141, “Business Combinations”, this additional payment was recorded as Amortizable Intangible Asset as disclosed in footnote 1 (g). The Company operates this business asset under Brooke Life and Health, Inc. Its primary business activities include the sale of annuities, long term care and final expense insurance to senior citizens.

In July 2002, the Company acquired 100% of the outstanding ownership interest of CJD & Associates, L.L.C. for an initial purchase price of $2,025,000. A portion of the initial purchase price has been allocated to Amortizable Intangible Assets as disclosed in footnote 1 (g). The sellers are entitled to an increase of the initial

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

purchase price equal to 30% CJD & Associates monthly net revenues during the contingency period of September 1, 2003 to September 1, 2007. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 28 of FAS 141, “Business Combinations”, the payment shall be recorded as an asset when made. Additional payments of the purchase price have been made in the amount of $993,000 since the initial purchase. CJD & Associates, L.L.C. offers hard-to-place and niche insurance as a wholesaler under the trade name of Davidson Babcock.

The Company acquired the stock or business assets of six auto insurance agencies for the year ended December 31, 2004 for purchase prices totaling $7,931,000 and subsequently sold these six agencies for the year ended December 31, 2004 for a total of $11,847,000. The Company originally intended to hold these six agencies for longer periods of time and therefore recorded amortization expenses. The gain on sale resulting from divestiture of these six agencies primarily results from recapturing amortization expenses and increasing the sales price to the approximate amount of initial franchise fees that would have been otherwise recorded if originally sold to franchisees.

13.	Stock-Based Compensation

The Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of No. 123, “Accounting for Stock-Based Compensation”: The earnings per share has been adjusted to reflect the 2-for-1 stock split in 2004 and the 6-for-1 stock split in 2003.

(in thousands, except per share data)	2004	2003	2002
Net income:
As reported	$6,694	$4,160	$1,450
Pro forma	6,493	3,952	1,311
Basic earnings per share:
As reported	.69	.42	.14
Pro forma	.67	.40	.12
Diluted earnings per share:
As reported	.65	.41	.14
Pro forma	.63	.39	.12

The fair value of the options granted for the years ended December 31, 2004 and 2003 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

	2004	2003	2002
Expected term	2	2	2.1
Expected stock volatility	30%	30%	30%
Risk-free interest rate	5%	5%	5%
Dividend	1%	1%	1%
Fair value per share	$.57	$1.02	$5.10

The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under a shareholder-approved plan. Pursuant to resolutions dated February 18, 2003 and

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

April 22, 2004, the Compensation Committee of the Board of Directors adjusted the number of shares authorized for issuance under the 2001 Compensatory Stock Option Plan pursuant to the anti-dilution provisions of the Plan. Accordingly, at December 31, 2004 the Brooke Corporation 2001 Compensatory Stock Option Plan authorizes the issuance of up to 1,080,000 shares of the Company’s common stock for use in paying incentive compensation awards in the form of stock options. Unless otherwise required by law, the options are granted at fair value at the date of grant and, except for stock options awarded to selected officers, directors and employees, generally have become partially exercisable immediately. The options expire one to ten years from the date of grant. At December 31, 2004, there were 415,000 additional shares available for granting stock options under the stock plan.

	Shares Under Option	Weighted Average Exercise Price
Outstanding, January 1, 2002	—	$—
Granted	570,000	2.09
Exercised	(9,600)	2.09
Relinquished	(24,000)	2.29
Terminated and expired	(30,600)	2.09

Outstanding December 31, 2002	505,800	2.09
Granted	220,680	5.00
Exercised	(46,560)	2.09
Terminated and expired	(36,480)	2.09

Outstanding, December 31, 2003	643,440	2.84
Granted	16,000	9.45
Exercised	(46,670)	2.09
Terminated and expired	(50,220)	2.09

Outstanding December 31, 2004	562,550	$3.07

129,760 options to purchase shares were exercisable at December 31, 2004. The following table summarizes information concerning outstanding and exercisable options at December 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.21 – $9.45	562,550	5.68	$3.07	129,760	$2.17

14.	Intangible Assets

There are no intangible assets with indefinite useful lives at of December 31, 2004, and December 31, 2003. The intangible assets with definite useful lives have a value of $7,880,000 and $5,782,000 at December 31, 2004, and December 31, 2003, respectively. Of these assets $2,909,000 and $1,723,000 are recorded as a servicing asset on the balance sheet. The remaining assets are included in “Other Assets” on the balance sheet. Amortization expense was $1,875,000, $990,000 and $506,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Amortization expense for amortizable intangible assets for the years ended December 31, 2005, 2006, 2007, 2008 and 2009 is estimated to be $1,758,000, $1,568,000, $1,401,000, $1,158,000, and $978,000, respectively.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

15.	Supplemental Cash Flow Disclosures

	2004	2003	2002
Supplemental disclosures: (in thousands)
Cash paid for interest	$2,586	$751	$726

Cash paid for income tax	$2,857	$300	$—

Non cash financing activity—additional paid-in capital for contributed services	$—	$—	$30

Business inventory increased from December 31, 2003 to December 31, 2004 and decreased from December 31, 2002 to December 31, 2003. During the years ended December 31, 2004, 2003 and 2002, the statements of cash flows reflect the purchase of businesses into inventory totaling $18,866,000, $10,014,000 and $7,083,000, respectively, and the sale of businesses from inventory totaling $29,951,000, $17,315,000 and $12,400,000, respectively. During the years ended December 31, 2004, 2003 and 2002, net cash of $11,085,000, $7,301,000 and $5,317,000, respectively, was provided by the Company’s business inventory activities because $11,610,000, $6,999,000 and $4,852,000, respectively, of the purchase price of business inventory was provided by sellers per table below.

(in thousands)	December 31, 2004	December 31, 2003	December 31, 2002
Purchase of business inventory	$(18,866)	$(10,014)	$(7,083)
Sale of business inventory	29,951	17,315	12,400

Net cash provided from sale of business inventory	11,085	7,301	5,317
Cash provided by sellers of business inventory	(11,610)	(6,999)	(4,852)

Write down to realizable value of inventory	(130)	(266)	—

(Increase) decrease in inventory on balance sheet	$(655)	$36	$465

16.	Statutory Requirements

DB Indemnity, LTD. is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $120,000, a percentage of outstanding losses or a given fraction of net written premiums. At December 31, 2004 the Company is required to maintain a statutory capital and surplus of $120,000. Actual statutory capital and surplus is $1,053,000 and $301,000 at December 31, 2004, and 2003, respectively. Of the actual statutory capital $120,000 and $120,000 is fully paid up share capital, and accordingly all of the retained earnings and contributed surplus is available for payment of dividends to shareholders.

DB Indemnity, LTD. is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets are not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and deposits, investment income accrued and insurance balances receivable. Certain categories of assets do not qualify as relevant assets under the statute. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities. DB Indemnity, LTD. was required to maintain relevant assets of at least $587,000 and $120,000 at December 31, 2004, and 2003 respectively. At December 31, 2004 and 2003, relevant assets were $1,790,000 and $448,000, respectively. The minimum liquidity ratio was therefore met.

DB Group, LTD. is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $1,000,000, a percentage of outstanding losses or a given fraction of net

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

written premiums. At December 31, 2004 the Company is required to maintain a statutory capital and surplus of $1,000,000. Actual statutory capital and surplus is $1,035,000 and $1,067,000 at December 31, 2004, and 2003, respectively. Of the actual statutory capital $1,000,000 and $1,000,000 is fully paid up share capital, and accordingly all of the retained earnings and contributed surplus is available for payment of dividends to shareholders.

DB Group, LTD. is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets are not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and deposits, investment income accrued and insurance balances receivable. Certain categories of assets do not quality as relevant assets under the statute. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities.

DB Group, LTD. was required to maintain relevant assets of at least $562 and $169 at December 31, 2004, and 2003 respectively. At December 31, 2004 and 2003, relevant assets were $1,036,000 and $1,050,000, respectively. The minimum liquidity ratio was therefore met.

17.	Contingencies

The Company had guaranteed the payment of a promissory note in the amount of $500,000 to a funeral home seller on behalf of a franchisee. The contingency was eliminated when the promissory note was paid by the franchisee in February 2005.

18.	New Accounting Standards

On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to expense the value of employee stock options and similar awards. The cost of the awards will be measured at the fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. When measuring fair value, companies can choose an option-pricing model like Black-Scholes or binominal models. The effective date for public companies is interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share based payment awards at a company’s adoption date. The adoption of SFAS No. 123R for estimated unvested options at the adoption date may have a material effect on our consolidated financial statements. The Company’s compensation committee is considering various options in response to this new pronouncement. As a result, the impact to our consolidated financial statements for future share based payment awards has not been determined.

19.	Subsequent Events

In March 2005, Brooke Capital Company, LLC, a special purpose entity wholly owned by Brooke Credit Corporation, issued $32,000,000 in asset-backed securities to accredited investors.

In March 2005, the Company sold its investment in First American Capital Corporation stock for $770,000 which was the approximate original cost of the Company’s investment.

The Company acquired the assets of four Indiana funeral homes in February 2005 from a former franchisee for a total purchase price of $1,776,000. The acquisition was recorded as an Investment in Businesses because the Company expects to sell these assets prior to year end.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

20.	Quarterly Operating Results (unaudited)

Operating results for the quarters ended 2004 and 2003 were as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2004
Total revenues	$22,304	$23,594	$26,170	$29,856
Total expenses	19,019	21,214	24,028	27,689
Income before income taxes	3,285	2,380	2,142	2,167
Net income per share:
Basic*	.23	.16	.15	.15
Diluted*	.22	.15	.14	.14
2003
Total revenues	$15,675	$15,369	$17,725	$17,198
Total expenses	13,264	14,226	16,486	15,748
Income before income taxes	2,411	1,143	1,239	1,450
Net income per share:
Basic*	.17	.07	.08	.10
Diluted*	.16	.07	.08	.10

*	For comparative purposes the earnings per share were adjusted to reflect the 2-for-1 stock split in the 2nd quarter of 2004.

Quarterly financial information is affected by seasonal variations. The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly between quarters.

21.	Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in our independent accountant during the two most recent fiscal years and no disagreements with our independent accountant requiring disclosure under the rules of the Securities and Exchange Commission.

ITEM 9A.	CONTROLS AND PROCEDURES.

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

There is no information required to be reported in a current report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2004 that was not reported in a Form 8-K during such quarter.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this item with respect to our directors, a code of ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Elections of Directors,” “Corporate Governance and Board Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2004, and is incorporated herein by reference. Information called for by this item with respect to our executive officers is included in Item 4A, “Executive Officers of the Registrant,” in this report on Form 10-K and is incorporated herein by reference.

We have adopted several policies with respect to corporate governance including a General Governance policy and procedure, a Conflicts of Interest policy, an Insider Trading policy, a Whistle Blowing policy and an Ethics policy. The Ethics policy contains a “code of ethics” designed to promote compliance with applicable laws and regulations, and to promote integrity in business operations, decision-making and communications with the public. The “code of ethics” applies to our principal executive officer, principal financial officer, principal accounting officer or controller, and to all officers, directors and all of our employees. A copy of these written policies will be provided free of charge by writing to: Brooke Corporation, Attention: Secretary, 10950 Grandview Drive, Suite 600, Overland Park, Kansas 66210.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2004, in the sections entitled “Corporate Governance and Board Matters,” and “Executive Compensation,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2004, in the section entitled “Principal Stockholders and Security Ownership of Management,” and in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” in this report on Form 10-K in the section entitled “Securities Authorized for Issuance under Equity Compensation Plans,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2004, in the section entitled “Certain Relationships and Related Transactions,” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2004, in the section entitled “Ratification of Appointment of Independent Auditor,” under the subsection entitled “Fees of Independent Auditor,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as a part of this report:

1. The following financial statements appearing in Item 8, Financial Statements and Supplementary Data: Consolidated Balance Sheets, Consolidated Statements of Income, Consolidated Statements of Changes in Stockholders’ Equity, and Consolidated Statements of Cash Flows.

2. All financial statement schedules are omitted since they are not required, are inapplicable, or the required information is included in the financial statements or the notes thereto.

3. The following is a complete list of exhibits filed as part of this Form 10-K. Exhibits shown as previously filed are incorporated by reference. Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Amendment and Restatement to the Articles of Incorporation.

3.2	Certificate of Amendment to and Restatement of the Bylaws filed as Exhibit 3.(ii) to the registrant’s current report on Form 8-K filed on February 1, 2005.

3.3	Certificate of Designation pertaining to the Series 2002A Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002.

Exhibit No.	Description
3.4	Certificate of Designation pertaining to the Series 2002B Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002.

3.5	Certificate of Designation pertaining to the Series 2003 Convertible Preferred stock filed with the Secretary of State of Kansas on May 1, 2003.

4.1	Indenture dated as of July 31, 1997 (the “Indenture”), by and between Brooke Credit Corporation and The First National Bank and Trust Company, relating to the issuance of the Brooke Credit Corporation, Series 1997A, Series 1997B and Series 1997C Bonds, filed as Exhibit 3.01 to the registrant’s registration statement on Form 10-SB filed on October 18, 2000.

4.2	Addendum to the Indenture dated as of November 13, 1997, relating to the issuance of the Brooke Credit Corporation, Series 1997D Bonds, filed as Exhibit 3.02 to the registrant’s registration statement on Form 10-SB filed on October 18, 2000.

4.3	Addendum to the Indenture dated as of August 28, 1998, relating to the issuance of the Brooke Credit Corporation, Series 1997E Bonds, filed as Exhibit 3.03 to the registrant’s registration statement on Form 10-SB filed on October 18, 2000.

4.4	Addendum to Indenture dated as of November 20, 2000, relating to the issuance of the Brooke Credit Corporation, Series 2000F Bonds.

4.5	Addendum to Indenture dated as of June 25, 2001, relating to an amendment to the security interest provision of the Indenture.

4.6	Addendum to Indenture dated as of December 31, 2003, relating to the extension of the maturity date of Brooke Credit Corporation Series 2000F Bonds, filed as Exhibit 10.31 to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003.

4.7	Guaranty dated as of December 18, 1997, executed by Brooke Corporation and guaranteeing payment of principal and interest on the Brooke Credit Corporation, Series 1997A, Series 1997B, Series 1997C and Series 1997D Bonds, filed as Exhibit 3.04 to the registrant’s registration statement on Form 10-SB filed on October 18, 2000.

4.8	Form of Brooke Credit Corporation 9.125% Bond Series 2000F due July 1, 2004.

4.9	Form of Subordinated Indenture by and between Brooke Corporation and Wells Fargo Bank Minnesota, N.A., relating to the issuance of the Brooke Corporation Unsecured Subordinated Debentures, Series A and Series B, including the form of Debenture as Exhibit A thereto, filed as Exhibit 4.01 to post-effective amendment number 1 to the registration statement on Form SB-2 filed on December 11, 2002.

10.1*	Brooke Corporation 2001 Compensatory Stock Option Plan filed as Exhibit 99.01 to the registrant’s registration statement on Form S-8 filed on February 26, 2002.

10.2*	Executive Employment Agreement between Brooke Corporation and Robert D. Orr filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.3*	Executive Employment Agreement between Brooke Corporation and Leland G. Orr filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.4*	Executive Employment Agreement between Brooke Corporation and Anita F. Larson filed as Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.5*	Executive Employment Agreement between Brooke Credit Corporation and Michael S. Lowry filed as Exhibit 10.4 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.6*	Executive Employment Agreement between Brooke Franchise Corporation and Shawn T. Lowry filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 1, 2005.

10.7*	Executive Employment Agreement between CJD & Associates, L.L.C. and Michael S. Hess filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 1, 2005.

Exhibit No.	Description

10.8*	Executive Employment Agreement between Brooke Franchise Corporation and Kyle L. Garst filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 30, 2005.

10.9	Credit and Security Agreement among Brooke Credit Funding, LLC, as Borrower, Brooke Credit Corporation, as Seller and Subservicer, Brooke Corporation, as Master Agent Servicer and Performance Guarantor, Autobahn Funding Company LLC, as the Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as the Agent, dated as of August 27, 2004 (“Credit and Security Agreement”).

10.10	Amendment No. 1 dated as of November 27, 2004 to Credit and Security Agreement.

10.11	Amendment No. 2 dated as of February 24, 2005 to Credit and Security Agreement.

10.12	Amendment No. 3 dated as of March 29, 2005 to Credit and Security Agreement.

10.13	Note dated August 27, 2004 of Brooke Credit Funding, LLC to Autobahn Funding Company LLC relating to the Credit and Security Agreement.

21.1	Subsidiaries of Brooke Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* - Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKE CORPORATION

/s/ ROBERT D. ORR
Robert D. Orr,
Chairman of the Board, Chief Executive Officer and Director

Date: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT D. ORR Robert D. Orr	Chairman of the Board, Chief Executive Officer and Director	March 30, 2005

/s/ ANITA F. LARSON Anita F. Larson	President, Chief Operating Officer and Director	March 28, 2005

/s/ LELAND G. ORR Leland G. Orr	Chief Financial Officer, Treasurer, Assistant Secretary and Director	March 30, 2005

/s/ JOHN L. ALLEN John L. Allen	Director	March 28, 2005

/s/ JOE L. BARNES Joe L. Barnes	Director	March 29, 2005

/s/ DERROL D. HUBBARD Derrol D. Hubbard	Director	March 29, 2005

INDEX TO EXHIBITS

The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K. Exhibits shown as previously filed are incorporated by reference.

Exhibit No.	Description
3.1	Amendment and Restatement to the Articles of Incorporation.

3.2	Certificate of Amendment to and Restatement of the Bylaws filed as Exhibit 3.(ii) to the registrant’s current report on Form 8-K filed on February 1, 2005.

3.3	Certificate of Designation pertaining to the Series 2002A Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002.

3.4	Certificate of Designation pertaining to the Series 2002B Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002.

3.5	Certificate of Designation pertaining to the Series 2003 Convertible Preferred stock filed with the Secretary of State of Kansas on May 1, 2003.

4.1	Indenture dated as of July 31, 1997 (the “Indenture”), by and between Brooke Credit Corporation and The First National Bank and Trust Company, relating to the issuance of the Brooke Credit Corporation, Series 1997A, Series 1997B and Series 1997C Bonds, filed as Exhibit 3.01 to the registrant’s registration statement on Form 10-SB filed on October 18, 2000.

4.2	Addendum to the Indenture dated as of November 13, 1997, relating to the issuance of the Brooke Credit Corporation, Series 1997D Bonds, filed as Exhibit 3.02 to the registrant’s registration statement on Form 10-SB filed on October 18, 2000.

4.3	Addendum to the Indenture dated as of August 28, 1998, relating to the issuance of the Brooke Credit Corporation, Series 1997E Bonds, filed as Exhibit 3.03 to the registrant’s registration statement on Form 10-SB filed on October 18, 2000.

4.4	Addendum to Indenture dated as of November 20, 2000, relating to the issuance of the Brooke Credit Corporation, Series 2000F Bonds.

4.5	Addendum to Indenture dated as of June 25, 2001, relating to an amendment to the security interest provision of the Indenture.

4.6	Addendum to Indenture dated as of December 31, 2003, relating to the extension of the maturity date of Brooke Credit Corporation Series 2000F Bonds, filed as Exhibit 10.31 to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003.

4.7	Guaranty dated as of December 18, 1997, executed by Brooke Corporation and guaranteeing payment of principal and interest on the Brooke Credit Corporation, Series 1997A, Series 1997B, Series 1997C and Series 1997D Bonds, filed as Exhibit 3.04 to the registrant’s registration statement on Form 10-SB filed on October 18, 2000.

4.8	Form of Brooke Credit Corporation 9.125% Bond Series 2000F due July 1, 2004.

4.9	Form of Subordinated Indenture by and between Brooke Corporation and Wells Fargo Bank Minnesota, N.A., relating to the issuance of the Brooke Corporation Unsecured Subordinated Debentures, Series A and Series B, including the form of Debenture as Exhibit A thereto, filed as Exhibit 4.01 to post-effective amendment number 1 to the registration statement on Form SB-2 filed on December 11, 2002.

10.1*	Brooke Corporation 2001 Compensatory Stock Option Plan filed as Exhibit 99.01 to the registrant’s registration statement on Form S-8 filed on February 26, 2002.

10.2*	Executive Employment Agreement between Brooke Corporation and Robert D. Orr filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.3*	Executive Employment Agreement between Brooke Corporation and Leland G. Orr filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 4, 2005.

Exhibit No.	Description

10.4*	Executive Employment Agreement between Brooke Corporation and Anita F. Larson filed as Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.5*	Executive Employment Agreement between Brooke Credit Corporation and Michael S. Lowry filed as Exhibit 10.4 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.6*	Executive Employment Agreement between Brooke Franchise Corporation and Shawn T. Lowry filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 1, 2005.

10.7*	Executive Employment Agreement between CJD & Associates, L.L.C. and Michael S. Hess filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 1, 2005.

10.8*	Executive Employment Agreement between Brooke Franchise Corporation and Kyle L. Garst filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 30, 2005.

10.9	Credit and Security Agreement among Brooke Credit Funding, LLC, as Borrower, Brooke Credit Corporation, as Seller and Subservicer, Brooke Corporation, as Master Agent Servicer and Performance Guarantor, Autobahn Funding Company LLC, as the Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as the Agent, dated as of August 27, 2004 (“Credit and Security Agreement”).

10.10	Amendment No. 1 dated as of November 27, 2004 to Credit and Security Agreement.

10.11	Amendment No. 2 dated as of February 24, 2005 to Credit and Security Agreement.

10.12	Amendment No. 3 dated as of March 29, 2005 to Credit and Security Agreement.

10.13	Note dated August 27, 2004 of Brooke Credit Funding, LLC to Autobahn Funding Company LLC relating to the Credit and Security Agreement.

21.1	Subsidiaries of Brooke Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

* - Indicates management contract or compensatory plan or arrangement.