Form 10-Q
period 2005-03-31
BROOKE CORP
filed 2005-05-23
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 31, 2005, there were 9,482,108 shares of the registrant’s sole class of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS’ REVIEW REPORT

To the Board of Directors

Brooke Corporation:

We have reviewed the accompanying consolidated balance sheet of BROOKE CORPORATION as of March 31, 2005 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2005 and 2004 and the changes in stockholders’ equity for the three-month period ended March 31, 2005. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Brooke Corporation as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended, and in our report dated March 4, 2005, we expressed an unqualified opinion on those consolidated financial statements.

Summers, Spencer & Callison, CPAs, Chartered

Topeka, Kansas

May 9, 2005

Brooke Corporation	1

Brooke Corporation

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

ASSETS

	March 31, 2005	December 31, 2004
Current Assets
Cash	$20,582	$19,761
Restricted cash	816	469
Accounts and notes receivable, net	38,976	51,803
Other receivables	1,406	1,239
Securities	29,277	17,889
Interest-only strip receivable	2,288	2,484
Deposits	161	186
Prepaid expenses	483	242

Total Current Assets	93,989	94,073

Investment in Businesses	343	1,022

Property and Equipment
Cost	6,867	6,696
Less: Accumulated depreciation	(2,220)	(2,180)

Net Property and Equipment	4,647	4,516

Other Assets
Amortizable intangible assets	6,230	5,793
Less: Accumulated amortization	(1,460)	(1,318)
Contract database	457	496
Servicing asset	2,653	2,909
Deferred charges	788	839

Net Other Assets	8,668	8,719

Total Assets	$107,647	$108,330

See accompanying notes to financial statements and independent accountants’ review report.	2

Brooke Corporation

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2005	December 31, 2004
Current Liabilities
Accounts payable	$8,316	$7,081
Premiums payable to insurance companies	8,418	6,441
Payable under participation agreements	6,850	2,452
Unearned buyer consulting fees	304	410
Accrued commission refunds	1,059	976
IBNR loss reserve	60	60
Unearned insurance premiums	643	659
Income tax payable	1,217	1,913
Deferred income tax payable	357	258
Short-term debt	15,992	31,898
Current maturities of long-term debt	12,893	11,194

Total Current Liabilities	56,109	63,342
Non-current Liabilities
Deferred income tax payable	234	223
Servicing liability	38	39
Long-term debt less current maturities	41,472	37,390

Total Liabilities	97,853	100,994

Stockholders’ Equity
Common stock, $.01 par value, 99,500,000 shares authorized, 9,482,108 and 9,381,518 shares issued and outstanding	95	94
Preferred stock series 2002 and 2002A, $25 par value, 110,000 shares authorized, 49,667 shares issued and outstanding	1,242	1,242
Preferred stock series 2002B, $32 par value, 34,375 authorized, 24,331 shares issued and outstanding	779	779
Additional paid-in capital	5,055	4,677
Retained earnings	1,931	43
Accumulated other comprehensive income	692	501

Total Stockholders’ Equity	9,794	7,336

Total Liabilities and Stockholders’ Equity	$107,647	$108,330

See accompanying notes to financial statements and independent accountants’ review report.	3

Brooke Corporation

Consolidated Statements of Operations

UNAUDITED

(in thousands, except per share data)

	For the three months Ended March 31, 2005	For the three months Ended March 31, 2004
Operating Income
Insurance commissions	$23,231	$16,178
Interest income (net)	1,967	792
Seller consulting fees	866	1,434
Gain (loss) on sale of businesses	320	204
Initial franchise fees for basic services	3,375	1,190
Initial franchise fees for buyer assistance plans	2,273	2,021
Gain (loss) on sale of notes receivable	2,912	(195)
Gain on extinguishment of debt	44	25
Insurance premiums earned	158	220
Policy fee income	360	352
Other income	142	83

Total Operating Income	35,648	22,304

Operating Expenses
Commissions expense	13,903	11,017
Payroll expense	6,864	4,299
Depreciation and amortization	582	507
Other operating expenses	7,758	2,606
Other operating interest expense	457	167

Total Operating Expenses	29,564	18,596

Income from Operations	6,084	3,708

Other Expenses
Interest expense	789	423

Total Other Expenses	789	423

Income Before Income Taxes	5,295	3,285
Income tax expense	1,846	1,047

Net Income	$3,449	$2,238

Net Income per Share:
Basic	.36	.23
Diluted	.34	.22

See accompanying notes to financial statements and independent accountants’ review report.	4

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity

UNAUDITED

(in thousands, except common shares)

	Common Shares	Common Stock	Preferred Stock	Add’l Paid- In Capital	Retained Earnings	Accum. Other Comprehensive Income	Total
Balances, December 31, 2003	4,667,424	$4,667	$2,021	$29	$(1,304)	$366	$5,779
Dividends paid					(5,347)		(5,347)
Equity issuance from stock options	33,195	14		61			75
Equity change in par value		(4,634)		4,634			—
Equity stock split 2:1	4,680,899	47		(47)			—
Comprehensive income:
Interest-only strip receivable, fair market value, net of income taxes						135	135
Net income					6,694		6,694

Total comprehensive income							6,829

Balances, December 31, 2004	9,381,518	94	2,021	4,677	43	501	7,336
Dividends paid					(1,561)		(1,561)
Equity issuance from stock options	100,590	1		378			379
Comprehensive income:							—
Interest-only strip receivable, fair market value, net of income taxes						191	191
Net income					3,449		3,449

Total comprehensive income							3,640

Balances, March 31, 2005	9,482,108	$95	$2,021	$5,055	$1,931	$692	$9,794

See accompanying notes to financial statements and independent accountants’ review report.	5

Brooke Corporation

Consolidated Statements of Cash Flows

UNAUDITED

(in thousands)

	For the three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$3,449	$2,238
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	149	121
Amortization	433	386
Gain on sale of businesses	(320)	(204)
Deferred income tax expense	11	—
(Gain) loss on sale of notes receivable	(2,912)	195
(Increase) decrease in assets:
Accounts and notes receivables	12,827	(17,056)
Other receivables	(167)	(1,236)
Prepaid expenses and other assets	(216)	165
Increase (decrease) in liabilities:
Accounts and expenses payable	1,235	(915)
Other liabilities	5,739	9,535

Net cash provided by (used in) operating activities	20,228	(6,771)

Cash flows from investing activities:
Cash payments for securities	(9,043)	—
Cash payments for property and equipment	(224)	(177)
Purchase of subsidiary and business assets	(437)	(4,997)
Purchase of business inventory	(3,398)	(3,676)
Proceeds from sales of business inventory	6,489	5,806

Net cash used in investing activities	(6,613)	(3,044)

Cash flows from financing activities:
Dividends paid	(1,561)	(983)
Cash proceeds from common stock issuance	379	30
Loan proceeds on debt	15,465	4,832
Payments on bond maturities	(35)	(35)
Payments on short-term borrowing	(24,026)	(352)
Payments on long-term debt	(3,016)	(232)

Net cash provided by (used in) financing activities	(12,794)	3,260

Net increase (decrease) in cash and cash equivalents	821	(6,555)
Cash and cash equivalents, beginning of period	19,761	13,740

Cash and cash equivalents, end of period	$20,582	$7,185

See accompanying notes to financial statements and independent accountants’ review report.	6

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

1. Summary of Significant Accounting Policies

(a) Organization

Brooke Corporation (the “Company”) was incorporated under the laws of the State of Kansas in January 1986. The Company’s registered office is located in Overland Park, Kansas. At March 31, 2005, Brooke Holdings, Inc. owned 61.42% of the Company’s common stock. The Company is primarily a holding company that owns directly, or indirectly through another subsidiary, 100% of the stock and ownership interests of all subsidiaries. The Company’s primary business operations are conducted by its subsidiaries and include franchising, franchise and insurance related lending and insurance brokerage.

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

Brooke Brokerage Corporation, a Kansas corporation, was incorporated at the end of 2004 to serve as the parent holding company of the subsidiaries involved in the brokerage segment. It is the direct owner of 100% of the ownership interests of CJD & Associates, L.L.C. Although Brooke Brokerage Corporation is categorized as an operating subsidiary, all of its operations are conducted through CJD & Associates, L.L.C., a licensed insurance agency that sells hard-to-place and niche insurance on a wholesale basis, under the trade names of Davidson-Babcock, Texas All Risk and All Risk General Agency.

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

Brooke Corporation	7

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

1. Summary of Significant Accounting Policies (cont.)

(a) Organization (cont.)

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

The DB Group, LTD was incorporated under the laws of Bermuda and is licensed as a Class 3 insurer under the Insurance Act 1978 of Bermuda and related regulations for the purpose of underwriting, as a reinsurer, a portion of the hard-to-place and niche insurance written by CJD & Associates, LLC. There were no premiums written by this subsidiary in 2005 or 2004.

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

Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Securitization Company 2004A, LLC and Brooke Capital Company, LLC are the purchasers of Brooke Credit Corporation loans pursuant to a true sale and the issuer of certain floating rate asset-backed notes issued pursuant to various agreements. The financial information of these subsidiaries is not consolidated with the Company’s financial information.

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

Subsidiaries have also been established for regulatory, licensing, security or other purposes and do not typically conduct any operations or own any assets. These subsidiaries include Brooke Bancshares, Inc., T.A.R. Holding Co., Inc., Brooke Funeral Services Company, LLC, and Brooke Agency Services Company of Nevada, LLC.

Brooke Corporation	8

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

1. Summary of Significant Accounting Policies (cont.)

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

The following are significant estimates made by management:

•	Amount of future policy cancellations which may result in commission refunds and a corresponding reserve

•	Share of future policy cancellations due from franchisees

•	Amount of allowance for doubtful accounts

•	Share of policy commissions due to franchisees for commissions received by the Company but not yet distributed to franchisees

•	Useful lives of assets

•	Amount of unearned initial franchise fees for Buyers Assistance Plans resulting from services and assistance not yet performed

•	Amount of future insurance claim losses, loss expense, and earned premium percentages

•	The discount, prepayment and credit loss rates used to calculate fair value of interest-only strip receivables, servicing assets and servicing liabilities resulting from loan participation sales

•	The discount, prepayment and credit loss rates used to calculate fair value of securities resulting from asset-backed securitizations

•	Amortization

•	Allocation of payroll and operating expenses associated with the origination and servicing of loans

It is at least reasonably possible these estimates will change in the near term.

(c) Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash on hand, cash in banks and short-term investments purchased with a maturity of three months or less to be cash and cash equivalents. Restricted cash is not included in cash equivalents.

(d) Allowance for Doubtful Accounts

Except for the credit loss allowances included in the calculations of retained interests in loans sold, no loss allowances have been made for loans originated by the Company’s finance subsidiary primarily because these loans are typically held for less than one year before sold to investors and therefore have a short-term exposure to loss. Additionally, commissions received by the Company’s franchise subsidiary are typically distributed to the finance subsidiary for loan payments prior to distribution of commissions to the franchisee borrower and most other creditors. As a result, the Company’s primary credit exposure more likely results from the collection of franchisees’ account balances than from the collection of loan payments.

The Company estimates that a certain level of accounts receivable, primarily franchisee account balances, will be uncollectible; therefore, an allowance has been recognized for uncollectible amounts. The Company’s franchise subsidiary has established allowances of $743,000 at March 31, 2005 and $575,000 at December 31, 2004, against commission advance amounts owed by franchisees. The Company’s franchise subsidiary regularly assists its franchisees by providing commission advances during months when commissions are less than expected, but expects repayment of all such advances within four months. At March 31, 2005, the amount of allowance was determined after specific analysis of all franchise advances that had not been re-paid in the four month period ended March 31, 2005.

Brooke Corporation	9

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

1. Summary of Significant Accounting Policies (cont.)

(d) Allowance for Doubtful Accounts (cont.)

The following schedule entitled “Valuation and Qualifying Accounts” summarizes the Allowance for Doubtful Accounts activity (in thousands). Additions to the allowance for doubtful accounts are charged to expense. Write-offs in 2005 include recoverable commission advances to startup franchisees totaling $281,000.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charges to Expense	Write Offs	Balance at End of Year/Period
Allowance for Doubtful Accounts
Year ended December 31, 2004	$—	$1,757	$1,182	$575
Quarter ended March 31, 2005	575	1,249	1,081	743

The Company’s brokerage subsidiary has established allowances of $29,000 at March 31, 2005 and $52,000 at December 31, 2004, against amounts owed by agents or insureds. Reserves of $60,000 at March 31, 2005 and $60,000 at December 31, 2004, were established for loan loss coverage on financial guaranty policies issued by DB Indemnity, LTD on loans originated by the Company’s finance subsidiary.

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

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier and revenues are correspondingly reduced. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $1,059,000 at March 31, 2005 and $976,000 at December 31, 2004.

The Company receives fees for the placement and issuance of policies that are in addition to, and separate from, any sales commissions paid by insurance companies. As these policy fees are not refundable and the Company has no continuing obligation, all such revenues are recognized on the effective date of the policies or, in certain cases, the billing date, whichever is later.

The Company recognizes interest income when earned.

Loan participation and loan securitizations represent the transfer of notes receivable, by sale, to “participating” lenders or special purpose entities. When transfers meet the criteria to be accounted for as a true sale, established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the gain on sale of a note receivable is recognized when the note receivable is sold. When the Company sells notes receivables, it typically retains servicing rights and interest income. Gains or losses on sales of notes receivable depends, in part, on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest and servicing assets based on their relative fair value at the date of transfer.

Brooke Corporation	10

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

1. Summary of Significant Accounting Policies (cont.)

(e) Revenue Recognition (cont.)

Loan origination fees charged to borrowers are offset against loan origination expenses incurred during the underwriting and placement of the loan.

As part of its initial services to franchisees, the Company sometimes assists franchisees with the conversion of acquired businesses into its franchise system pursuant to a Buyers Assistance Plan (“BAP”). If part of the initial franchise fees paid by franchisees to the Company is for BAP assistance then the BAP part of the initial franchise fee is allocated to each of the BAP related services provided by the Company and the fee associated with a particular service is recognized as revenue using the percentage of completion accounting method. Substantially all of the BAP services (inspection reports, operations analysis and marketing plan development) are provided by the Company before franchise acquisition. As such, in the period ending March 31, 2005, approximately 87% of those initial franchise fees related to BAP assistance were immediately recognized as revenue. Remaining BAP related fees are typically recognized throughout the four-month BAP period as the remaining BAP related services are performed.

The part of the initial franchise fees paid by franchisees to the Company that does not represent payment for BAP related services is for basic services that are substantially completed when the franchise location is opened and, therefore, all such revenues are immediately recognized. Some of the basic services include access to the registered name “Brooke,” access to suppliers, and access to the Company’s Internet-based management software program.

Revenues from seller consulting fees, gains on sale of businesses, and seller discounts are recognized immediately because the Company has no continuing obligation.

Through its subsidiary DB Indemnity LTD, excess liability premiums are recorded on the written basis and recorded as revenues on a pro-rata basis over the term of the policies. Unearned premium reserves are established to cover the unexpired portion of premiums written and assumed and revenues are correspondingly reduced.

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

(g) Amortizable Intangible Assets

Included in other assets are the unamortized costs of renewal rights purchased by the Company and through subsidiaries (Brooke Life and Health, Inc., The American Agency, Inc., CJD & Associates, L.L.C., TAR Holding Co., Inc. and Texas All Risk General Agency, Inc). The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. Amortization was $142,000 and $102,000 for the periods ended March 31, 2005 and 2004 , respectively.

On July 1, 2002, the Company acquired 100% of the outstanding ownership interests of CJD & Associates, L.L.C. and $1,417,000 of the initial purchase price was allocated to renewal rights. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with FAS 141, “Business Combinations,” any such payments for an increased purchase price shall be recorded as Amortizable Intangible Assets when made. Additional payments of the purchase price have been made in the amount of $1,201,000 since the initial purchase.

Brooke Corporation	11

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

1. Summary of Significant Accounting Policies (cont.)

(g) Amortizable Intangible Assets (cont.)

On August 1, 2002, the Company acquired insurance agency renewal rights operating under the trade-name of Bornstein Financial Group for an initial purchase price of $200,000. On August 8, 2003, an additional payment of $100,000 was made and the final total purchase price increased to $300,000 and was recorded as an Amortizable Intangible Asset in accordance with FAS 141, “Business Combinations.” The Company operates this business asset under Brooke Life and Health, Inc.

On November 30, 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and T.A.R. Holding Co., Inc. which collectively own 100% of the outstanding shares All Risk General Agency, Inc. $1,000,000 of the initial purchase price was allocated to Amortizable Intangible Assets. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with FAS 141, “Business Combinations,” any such payments for an increased purchase price shall be recorded as Amortizable Intangible Assets when made. Additional payments of the purchase price have been made in the amount of $700,000 since the initial purchase.

As a result of the acquisition of CJD & Associates, L.L.C. on July 1, 2002, the Company recorded additional Amortizable Intangible Assets of $80,000 (net of accumulated amortization of $116,000).

In February 2003, the Company acquired the rights to the web-site “Agencies4Sale.com” for $25,000.

In February 2004, the Company acquired insurance agency renewal rights from Brent and Haeley Mowery for $499,000.

Subsequent to the initial recording at fair value, the amortizable intangible asset is evaluated and measured annually for impairment. The impairment testing is performed by two different methods of analysis. The first method is a cash flow analysis to determine if there are sufficient operating cash flows. The second method is a fair market value analysis based primarily on comparative sales data. If analysis indicates that operating cash flows are insufficient or the asset’s fair value is less than its book value, then an impairment has occurred and the Company writes down the asset to the estimated fair value. No impairment was recognized for the three-month and 12-month periods ended March 31, 2005 and December 31, 2004, respectively.

(h) Income Taxes

Net income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. Deferred tax liabilities were recorded in 2005 and 2004 to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.

(i) Investment in Businesses

The amount of assets included in the “Investment in Businesses” category is the total of purchase prices paid, or market prices if lower, for business assets that Brooke Franchise Corporation acquired to hold in inventory for sale to its franchisees. These assets are carried at the lower of cost or market because they are available for sale and not held for investment. Typically the Company acquires and sells the business assets simultaneously. If the assets are not sold simultaneously, then the Company operates the business until sold and records the income and expense associated with the business. The number of businesses purchased for this purpose for the three-month periods ended March 31, 2005 and 2004 was 13 and 13, respectively. Correspondingly, the number of businesses sold from inventory for the three-month periods ended March 31, 2005 and 2004 was 14 and 13, respectively. At March 31, 2005 and 2004, the “Investment in Businesses” inventory consisted of 1 business and 1 business, respectively, with fair market values totaling $343,000 and $367,000, respectively.

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

Brooke Corporation	12

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

1. Summary of Significant Accounting Policies (cont.)

(j) Gain or Loss on Sale of Businesses (cont.)

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

Also included in the Contract database asset are the legal and professional fees associated with development of standardized loan documents. These contract forms are available for sale to others that make these types of loans, by first purchasing a license from Brooke Credit Corporation. A complete review and revision is scheduled for all loan documents every five years; therefore, the asset is being amortized over a five-year period.

(l) Deferred Charges

Deferred charges include loan fees paid in 2004 to establish a line of credit with DZ BANK AG Deutsche Zentral-Genossenschaftsbank. Associated costs totaled $696,000 and are amortized over a period ending at the maturity date of the line of credit. Net of amortization, the balance of all such prepaid expenses was $615,000 at March 31, 2005 and $649,000 at December 31, 2004.

Deferred charges also include the costs associated with the a public offering of bonds and debentures. Selling expenses, auditor fees, legal costs and filing charges associated with the Company’s public offering of bonds and debentures totaled $615,000 and are amortized over a period ending at the bond and debenture maturities. Net of amortization, the balance of all such prepaid expenses was $173,000 at March 31, 2005 and $190,000 at December 31, 2004.

(m) Equity Rights and Privileges

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

The holders of 2002B convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 9% of the liquidation value of such stock per share per annum if determined by the Board of Directors. The holders of 2002B convertible preferred stock do not have any voting rights and their conversion rights have expired. In the case of liquidation or dissolution of the Company, the holders of the 2002B convertible preferred stock shall be entitled to be paid in full the liquidation value, $32 per share, after payment of full liquidation value to the holders of 2002 convertible preferred stock and 2002A convertible preferred stock, and before the holders of common stock.

The Board of Directors designated 200,000 shares of preferred stock as 2003 convertible preferred stock; however, no shares of the 2003 convertible preferred stock have been issued and the Board of Directors has indicated that no such shares will be issued.

Brooke Corporation	13

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

1. Summary of Significant Accounting Policies (cont.)

(m) Equity Rights and Privileges (cont.)

In the second quarter of 2004, the Company authorized the split of common stock at a ratio of 2-for-1.

In April 2004, the Company’s shareholders approved the reduction of the common stock’s par value from $1.00 to $.01 per share. The Company’s shareholders also approved an increase in the number of authorized common shares from 9,500,000 to 99,500,000. The common stockholders possess all rights and privileges afforded to capital stock by law, subject to holders of convertible preferred stock.

(n) Per Share Data

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the periods ended March 31, 2005 and 2004 were $49,000 and $48,000, respectively.

The prior year comparative average number of common stock shares has been adjusted to reflect the 2-for-1 stock split in 2004.

(in thousands, except per share data)	March 31, 2005		March 31, 2004
Basic Earnings Per Share
Net Income		$3,449		$2,238
Less: Preferred Stock Dividends		(49)		(48)

Income Available to Common Stockholders		3,400		2,190
Average Common Stock Shares	9,431		9,349
Less: Treasury Stock Shares	—	9,431	—	9,349

Basic Earnings Per Share		$.36		$.23

		March 31, 2005		March 31, 2004
Diluted Earnings Per Share
Net Income		$3,449		$2,238
Less: Preferred Stock Dividends on Non-Convertible Shares		(49)		(48)

Income Available to Common Stockholders		3,400		2,190
Average Common Stock Shares	9,431		9,349
Less: Treasury Stock Shares	—		—
Plus: Assumed Exercise of 484,360 Stock Options	484	9,915	608	9,957

Diluted Earnings Per Share		$.34		$.22

Brooke Corporation	14

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

1. Summary of Significant Accounting Policies (cont.)

(o) Buyers Assistance Plans

As part of its initial services to franchisees, the Company sometimes assists franchisees with the conversion of acquired businesses into its franchise system pursuant to a Buyers Assistance Plan (“BAP”). Substantially all of the BAP services (inspection reports, operations analysis and marketing plan development) are typically provided by the Company before franchise acquisition. However, some BAP related services (advertising and training) are performed during the four months after acquisition and a portion of BAP fees are correspondingly deferred. Unearned Buyer Assistance Plan and other related fees were $304,000 at March 31, 2005 and $410,000 at December 31, 2004.

(p) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries except for Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Securitization Company 2004A, LLC, and Brooke Capital Company, LLC. All significant intracompany accounts and transactions have been eliminated in consolidation of the financial statements.

(q) Accounts and Notes Receivable, Net

The net notes receivable included as part of the “Accounts and Notes Receivable, Net” asset category are available for sale and are carried at the lower of cost or market. Any changes in the net notes receivable balances are classified as an operating activity.

(r) Other Receivables

Included in Other Receivables are reimbursements due from franchisees and agents for possible cancellation of policies, and receivables from sellers for consulting fees and other services. Most of these amounts are collected within 30 days from franchisees, borrowers or agents and all amounts are collected within 12 months after date of recording.

(s) Advertising

The Company expenses the costs of advertising as they are incurred. Total advertising expense for the periods ended March 31, 2005 and 2004 was $1,758,000 and $727,000.

(t) Restricted Cash

Cash payments are made monthly to First National Bank of Phillipsburg as trustee for the Industrial Revenue Bonds. These funds are held by the trustee for payment of semi-annual interest and principal payments to bond holders on January 1st and July 1st. The amount of cash held at First National Bank of Phillipsburg at March 31, 2005 was $39,000 and at December 31, 2004 was $59,000.

The Company holds insurance commissions for the special purpose entity Brooke Acceptance Company LLC for the purpose of making future loan payments and the use of these funds is restricted until the next monthly loan payment is made. The amount of commissions held at March 31, 2005 was $777,000 and at December 31, 2004 was $410,000.

(u) Securities

Included in Securities are investments in loan securitizations which represent the transfer of notes receivable by sale to a bankruptcy-remote special purpose entity that issues asset-backed notes to accredited investors. The carrying values of $29,276,000 at March 31, 2005 and $17,115,000 at December 31, 2004, for the marketable securities approximates the fair value as calculated by the Company using reasonable assumptions.

The Company acquired approximately 9% of the stock outstanding in First American Capital Corporation in October 2003 for $772,000. This investment was sold in March 2005 for $770,000.

Brooke Corporation	15

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

1. Summary of Significant Accounting Policies (cont.)

(v) Insurance Losses and Loss Expenses

Insurance losses to be incurred and loss expenses to be paid by the DB Indemnity, LTD subsidiary are estimated and recorded when advised by the insured. Outstanding losses and loss expense adjustments represent the amounts needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred before the balance sheet date. These amounts are based upon estimates of losses reported by the insureds plus an estimate for losses incurred but not reported.

Management believes that the provision for outstanding losses and loss expenses will be adequate to cover the ultimate net cost of losses incurred to the balance sheet date, but the provision is necessarily an estimate and may ultimately be settled for a significantly greater or lesser amount. It is at least reasonably possible that management will revise this estimate significantly in the near term. Any subsequent differences arising are recorded in the period in which they are determined.

(w) Other Operating Interest Expense

Operating interest expense includes interest paid by the finance subsidiary to DZ BANK AG Deutsche Zentral-Genossenschaftsbank on a line of credit loan for the purpose of originating insurance agency loans and is, therefore, an operating expense. The interest expense to DZ BANK AG for the period ending March 31, 2005 was $305,000. There was no interest expense to DZ BANK AG for the period ended March 31, 2004. The finance subsidiary also pays interest to bondholders. The funds received from the sale of the bonds were for the purpose of originating loans and the associated interest expense is, therefore, an operating expense. Bond interest expenses for the periods ended March 31, 2005 and 2004 were $99,000 and $115,000, respectively. The Company also pays interest to debenture holders. The funds received from the sale of debentures were used by the finance subsidiary to originate loans and the associated interest expense is therefore an operating expense. The debenture interest expenses for the periods ended March 31, 2005 and 2004 were $52,000 and $52,000, respectively.

(x) Stock-Based Compensation

The Company has granted stock options to employees of the Company pursuant to its 2001 Compensatory Stock Option Plan. The Company’s net income would have been reduced to $282,000 and $202,000 for the periods ended March 31, 2005 and 2004, respectively, with the Company’s income per fully diluted share being reduced to $.31 and $.20 at March 31, 2005 and 2004 respectively, if the compensation cost for the stock options had been determined based on the fair value at the date of grant pursuant to the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company made the following assumptions when calculating the fair value of the stock option: the expected stock volatility of 30%, risk-free interest rate of 5%, and dividend rate of 1%. See footnote 13 for additional disclosures.

	For the three months Ended March 31,
(in thousands, except per share data)	2005	2004
Net income as reported	$3,449	$2,238
Total stock-based employee compensation cost determined under fair value method for all awards, net of related income tax effects	(282)	(204)
Pro forma net income	3,167	2,034
Basic earnings per share:
As reported	.36	.23
Pro forma	.33	.21
Diluted earnings per share:
As reported	.34	.22
Pro forma	.31	.20

Brooke Corporation	16

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

2. Notes Receivable

(in thousands)	For the period ending March 31, 2005	For the year ending December 31, 2004
Business loans	$173,695	$158,875
Less: Business loans sold	(159,260)	(124,720)
Commercial real estate loans	27,228	24,509
Less: Real estate loans sold	(19,061)	(16,472)
Loans with subsidiaries	18,408	16,505
Less: Subsidiaries loans sold	(18,408)	(16,505)
Plus: Loan participations not classified as a true sale	6,850	2,452

Total notes receivable, net	29,452	44,644
Interest earned not collected on notes *	914	819
Customer receivables	9,353	6,915
Allowance for doubtful accounts	(743)	(575)

Total accounts and notes receivable, net	$38,976	$51,803

*	The Company has a corresponding liability for interest payable to participating lenders in the amounts of $475,000 at March 31, 2005 and $333,000 at December 31, 2004.

Brooke Credit Corporation has loaned money to the Company and other subsidiaries of the Company. These notes receivable have been eliminated in consolidation to the extent the notes receivable have not been sold to an unaffiliated third party. The sale of all or a portion of the intracompany notes receivable to an unaffiliated third party results in a notes payable, as discussed in footnote 4.

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

The transfers that do not meet the criteria established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as secured borrowings and the balances recorded as both a note receivable asset and participation payable liability. At March 31, 2005 and December 31, 2004, secured borrowings totaled $6,850,000 and $2,452,000, respectively.

Of the note receivables sold, at March 31, 2005 and December 31, 2004, $171,471,000 and $138,740,000, respectively, were accounted for as sales because the transfers meet the criteria established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Purchasers of these note receivables obtained full control over the transferred assets (i.e. notes receivables) and obtained the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivables. Furthermore, the agreements to transfer assets do not entitle, or obligate, the Company to repurchase or redeem the notes receivable before their maturity except in the event of an uncured breach of warranty.

When the Company sells notes receivable, it generally retains interest and servicing income. Gain or loss on sales of the notes receivable depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest and servicing assets based on their relative fair value at the date of transfer.

Brooke Corporation	17

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

2. Notes Receivable (cont.)

On loan participations, the Company is typically paid annual servicing fees ranging from .25% to 1.375% of the outstanding loan balance. In those instances whereby annual service fees paid to the Company are less than the minimum cost of servicing, which is estimated at .25% of the outstanding balance, a servicing liability is recorded. Additionally, the Company often retains interest income. The Company’s right to interest income is not subordinate to the purchaser’s interests and the Company shares interest income with purchasers on a pro rata basis. Although not subordinate to purchaser’s interests, the Company’s retained interest is subject to credit and prepayment risks on the transferred assets. Additionally, on loan participations sold with recourse, the Company’s retained interest is subject to credit risk on the transferred assets.

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

In April 2003, Brooke Credit Corporation sold $15,825,000 of loans to qualifying special purpose entity Brooke Acceptance Company LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $13,350,000 of asset-backed securities were issued to accredited investors by Brooke Acceptance Company LLC. Brooke Credit Corporation received servicing income of $2,000 and $3,000, respectively from the primary servicer for the periods ended March 31, 2005 and 2004. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of the interest receivable retained were recorded on the Company’s books as a security with balances of $3,462,000 at March 31, 2005 and $3,503,000 at December 31, 2004. This security is comprised of retained interest totaling $430,000 and retained equity in the special purchase entity totaling $3,032,000.

In November 2003, Brooke Credit Corporation sold $23,526,000 of loans to qualifying special purpose entity Brooke Captive Credit Company 2003, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $18,500,000 of asset-backed securities were issued to accredited investors by Brooke Captive Credit Company 2003 LLC. Brooke Credit Corporation received servicing income of $3,000 and $4,000, respectively from the primary servicer for the periods ending March 31, 2005 and 2004. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of the interest receivable retained were recorded on the Company’s books as a security with balances of $6,878,000 at March 31, 2005 and $6,955,000 at December 31, 2004. This security is comprised of retained interest totaling $907,000 and retained equity in the special purchase entity totaling $5,971,000.

In June 2004, Brooke Credit Corporation sold $24,832,000 of loans to qualifying special purpose entity Brooke Securitization Company 2004A, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $20,000,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company 2004A, LLC. Brooke Credit Corporation received servicing income of $3,000 from the primary servicer for the period ending March 31, 2005. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of the interest receivable retained were recorded on the Company’s books as a security with a balance of $6,275,000 at March 31, 2005 and $6,658,000 at December 31, 2004. This security is comprised of retained interest totaling $1,854,000 and retained equity in the special purchase entity totaling $4,421,000.

In March 2005, the Company sold $40,993,000 of loans to qualifying special purpose entity Brooke Capital Company, LLC. This sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $32,000,000 of asset-backed securities were issued to accredited investors by Brooke Capital Company, LLC. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivables retained were recorded on the Company’s books as a security with balances of $12,661,000 for the period ended March 31, 2005. This security is comprised of retained interest totaling $3,618,000 and retained equity in the special purchase entity totaling $9,043,000.

Brooke Corporation	18

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

2. Notes Receivable (cont.)

At March 31, 2005 and December 31, 2004, the Company had transferred assets with balances totaling $171,471,000 and $138,740,000, respectively. Asset transfers resulted in pre-tax gains for the periods ended March 31, 2005 and 2004 of $2,912,000 and $(195,000), respectively.

The fair value of retained interest is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following table. The fair value of the retained interest is also reduced by the amount of estimated credit losses on loans sold with recourse and loans sold in securitizations, which are calculated using the estimated credit loss percentage noted in the following table. At March 31, 2005 and December 31, 2004, the fair value of retained interest recorded by the Company was $9,097,000 and $5,893,000, respectively. Of the totals at March 31, 2005, $2,288,000 was listed as Interest-Only Strip Receivable on the Company’s balance sheet and $6,809,000 in retained interest carried in the Company’s securities. Of the totals at December 31, 2004, $2,484,000 was listed as Interest-Only Strip Receivable on the Company’s balance sheet and $3,409,000 in retained interest carried in the Company’s securities.

Of the business and real estate loans at March 31, 2005 and December 31, 2004, $4,257,000 and $3,733,000, respectively, in loans were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. At March 31, 2005, all such recourse loans: a) had no balances more than 60 days past due; b) had adequate collateral; and c) were not in default.

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

The value of the “Servicing Asset” is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the following table. At March 31, 2005 and December 31, 2004, the value of the servicing asset recorded by the Company was $2,653,000 and $2,909,000, respectively. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income.

The value of the “Servicing Liability” is calculated by estimating the net present value of net servicing expense on loans sold using the discount rate and prepayment speeds noted in the following table. At March 31, 2005 and December 31, 2004, the value of the servicing liability recorded by the Company was $38,000 and $39,000, respectively.

The predominant risk characteristics of the underlying loans of the Company’s retained interest and servicing assets have been analyzed by management to identify how to stratify these assets for the purpose of evaluating and measuring impairment. The underlying loans are very similar in virtually all respects; however management has concluded that those underlying loans with adjustable interest rates should be evaluated separately from loans with fixed interest rates. Accordingly, different key economic assumptions are used when determining the fair value of retained interest and servicing assets resulted from fixed rate loans than have been used for adjustable rate loans No valuation allowance has been established because the fair value for the adjustable rate loan stratum is not less than the carrying amount of the servicing assets.

Although substantially all of the Company’s loans are adjustable, a discount rate has been applied to reflect the net present value of future revenue streams. As such, changes in the net present value rate, or discount rate, resulting from interest rate variations, would adversely affect the asset’s fair value.

Brooke Corporation	19

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

2. Notes Receivable (cont.)

Impairment of retained interest and servicing asset are evaluated and measured annually. The impairment testing is performed by taking the current interest and servicing revenue stream and valuing the new revenue stream with the same assumptions as were used in the initial recording of the assets. The new revenue stream is based on the loan balances at the date the impairment test is completed which will include all prepayments on loans and any credit losses for those loans. The new discounted revenue stream is then compared to the carrying value on the Company’s books and if the new value is greater than the value on the books no impairment has occurred. If the new discounted revenue stream is less than the value on the books an impairment has occurred and the Company would write the asset down to the new discounted revenue stream. No impairment was recognized in the periods ended March 31, 2005 and December 31, 2004.

At March 31, 2005, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year were as follows (rates per annum):

	Business Loans (Adjustable Rate Stratum)*	Business Loans (Fixed-Rate Stratum)
Prepayment speed	10%	8%
Weighted average life (months)	137	66
Expected credit losses	.50%	.21%
Discount rate	8.5%	8.5%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans, the rate is adjusted annually on December 31st. Beginning in the third quarter of 2004, contract terms on new loans are adjusted monthly or daily to an index as noted above.

At March 31, 2005, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(in thousands, except percentages)	Business Loans (Adjustable Rate Stratum)	Business Loans (Fixed Rate Stratum)
Prepayment speed assumption (annual rate)	10%	8%
Impact on fair value of 10% adverse change	(268)	(1)
Impact on fair value of 20% adverse change	(513)	(2)
Expected credit losses (annual rate)	.5%	.21%
Impact on fair value of 10% adverse change	(117)	(1)
Impact on fair value of 20% adverse change	(214)	(2)
Discount rate (annual)	8.5%	8.5%
Impact on fair value of 10% adverse change	(434)	(3)
Impact on fair value of 20% adverse change	(752)	(6)

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interests and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interests and servicing assets on loans sold totaling $171,471,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interests in loans sold with recourse to participating lenders and loans sold in securitizations.

Brooke Corporation	20

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

2. Notes Receivable (cont.)

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Servicing Asset

	Adj Rate Stratum		Fixed Rate Stratum
(in thousands)	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$5,073	$4,923	$128	$128
Servicing expense	(897)	(867)	(119)	(118)
Discount of estimated cash flows at 8.5% rate	(1,599)	(1,546)	(5)	(6)

Carrying value of servicing asset after effect of increases	2,577	2,510	4	4
Carrying value of servicing asset before effect of increases	2,648	2,648	4	4

Decrease of carrying value due to increase in prepayments	$(71)	$(138)	$—	$—

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Interest Only Strip Receivable, including retained interest carried in Securities balance)

	Adj Rate Stratum		Fixed Rate Stratum
(in thousands)	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$13,058	$12,742	$181	$180
Estimated credit losses	(1,440)	(1,404)	(3)	(3)
Discount of estimated cash flows at 8.5% rate	(2,884)	(2,782)	(13)	(13)

Carrying value of retained interests after effect of increases	8,734	8,556	165	164
Carrying value of retained interests before effect of increases	8,931	8,931	166	166

Decrease of carrying value due to increase in prepayments	$(197)	$(375)	$(1)	$(2)

Brooke Corporation	21

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

2. Notes Receivable (cont.)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Interest Only Strip Receivable, including retained interest carried in Securities balance)

	Adj Rate Stratum		Fixed Rate Stratum
(in thousands)	10% Credit Loss Increase	20% Credit Loss Increase	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$13,423	$13,423	$181	$181
Estimated credit losses	(1,622)	(1,761)	(3)	(3)
Discount of estimated cash flows at 8.5% rate	(2,987)	(2,945)	(13)	(14)

Carrying value of retained interests after effect of increases	8,814	8,717	165	164
Carrying value of retained interests before effect of increases	8,931	8,931	166	166

Decrease of carrying value due to increase in credit losses	$(117)	$(214)	$(1)	$(2)

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Adj Rate Stratum		Fixed Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$5,234	$5,234	$129	$129
Servicing expense	(933)	(933)	(121)	(121)
Discount of estimated cash flows	(1,785)	(1,860)	(4)	(4)

Carrying value of servicing asset after effect of increases	2,516	2,441	4	4
Carrying value of servicing asset before effect of increases	2,648	2,648	4	4

Decrease of carrying value due to increase in discount rate	$(132)	$(207)	$—	$—

Brooke Corporation	22

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

2. Notes Receivable (cont.)

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest Only Strip Receivable, including retained interest carried in Securities balance)

	Adj Rate Stratum		Fixed Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$13,423	$13,423	$181	$181
Estimated credit losses	(1,485)	(1,485)	(3)	(3)
Discount of estimated cash flows	(3,309)	(3,552)	(15)	(18)

Carrying value of retained interests after effect of increases	8,629	8,386	163	160
Carrying value of retained interests before effect of increases	8,931	8,931	166	166

Decrease of carrying value due to increase in discount rate	$(302)	$(545)	$(3)	$(6)

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

	Recourse & Securitized Loans Sold in
	2005	2004	2003
Actual Credit Losses (%) at:
March 31, 2005	0	0	0
December 31, 2004		0	0
December 31, 2003			0

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse, unsold, or inventoried, loans and the equity interest carried in securities balance at and for the periods ended March 31, 2005 and December 31, 2004:

	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses**
(in thousands)	2005	2004	2005	2004	2005	2004
Type of Loan
Participations sold with recourse	$4,257	$3,733	$0	$0	$0	$0
Inventory loans	29,452	44,644	121	124	4	0
Equity interest in securities balance	22,468	13,706	0	0	0	0

Total loans managed	$56,177	$62,083	$121	$124	$4	$0

*	Loans 60 days or more past due are based on end of period total loans
**	Net credit losses are charge-offs and are based on total loans outstanding

Brooke Corporation	23

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

3. Property and Equipment

A summary of property and equipment and depreciation is as follows:

(in thousands)	March 31, 2005	December 31, 2004
Furniture	$1,347	$1,311
Office and computer equipment	2,296	2,285
Automobiles and airplanes	1,278	1,169
Building and leasehold improvements	1,529	1,514
Land	417	417

	6,867	6,696
Less: Accumulated depreciation	(2,220)	(2,180)

Property and equipment, net	$4,647	$4,516

Depreciation expense	$149	$629

4. Bank Loans, Notes Payable, and Other Long-Term Obligations

(in thousands)	March 31, 2005	December 31, 2004
Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 6.75%. Interest rates on these notes range from 4.00% to 8.00% and maturities range from January 2005 to January 2013.	$20,078	$20,980
Line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit due October 2005. Interest rate is variable and was at 7.25% at March 31, 2005, with interest and principal due monthly.	2,877	3,005
DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit. Maximum line of credit available of $50,000,000. Collateralized by notes receivable. Line of credit due August 2009. Interest rate is variable and was at 1.75% at March 31, 2005, with interest due monthly.	3,100	24,092
Company debt with banks. These notes are payable to banks and collateralized by various assets of the company. Interest rates on these notes range from 5.5% to 11.75%. Maturities range from January 2005 to September 2015.	36,668	24,780
Company automobile notes payable. The Company uses Chrysler Credit Corporation to finance the company fleet. These loans are collateralized by the automobiles financed. The interest rates range from 5.75% to 7.65%. Maturities range from March 2005 to January 2008.	280	236

Total bank loans and notes payable	63,003	73,093
Bonds and debentures payable and capital lease obligation (See Notes 5 and 6)	7,354	7,389

Total bank loans, notes payable and other long-term obligations	70,357	80,482
Less: Current maturities and short-term debt	(28,885)	(43,092)

Total long-term debt	$41,472	$37,390

Brooke Corporation	24

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

4. Bank Loans, Notes Payable, and Other Long-Term Obligations (cont.)

Three notes payable to banks for Company debt require the Company to maintain minimum financial ratios or net worth and restrict dividend payments from Brooke Credit Corporation to the Company.

The note payable to DZ BANK AG Deutsche Zentral-Genossenschaftsbank also requires the Company and Brooke Credit Corporation to maintain minimum stockholders equity. The covenants do not restrict management’s ability to pay dividends (if minimum stockholders equity is maintained) or restrict management’s ability to incur additional debt. The note is subject to up front fees which have been paid and are included in the deferred charges account. The note is also subject to recurring fees based on the use of the line of credit (monthly program fee and a non-use fee). The Company records the balance on this loan as a current obligation as the intent is to securitize the loans collateralized within twelve months. This line of credit matures August 2009 with the Company being able to advance and pay down the principal balance until maturity.

The other bank loans, notes payable and other long-term obligations do not contain covenants that: require the Company to maintain minimum financial ratios or net worth; restrict management’s ability to pay dividends; restrict management’s ability to buy or sell assets; restrict management’s ability to incur additional debt; or include any subjective acceleration clauses.

Interest incurred on bank loans, notes payable and other long-term obligations for the periods ended March 31, 2005 and 2004 is $1,246,000 and $590,000, respectively.

Short-term debt represents the DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit, the line of credit listed in the preceding table and non-cash investing transactions utilized to purchase business assets.

Bank loans, notes payable and other long-term obligations mature as follows:

Twelve Months Ended March 31 (in thousands)	Bank Loans & Notes Payable	Capital Lease	Bonds & Debentures Payable	Total
2006	$27,741	$75	$1,069	$28,885
2007	10,981	80	4,315	15,376
2008	7,089	85	1,340	8,514
2009	5,177	90	—	5,267
2010	5,550	95	—	5,645
Thereafter	6,465	205	—	6,670

	$63,003	$630	$6,724	$70,357

Brooke Corporation	25

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

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

The Company offered unsecured debentures (Series A and Series B) for sale to the public in denominations of $1,000 with a minimum purchase amount of $5,000. The bonds were issued in book-entry form and registered in the name of The Depository Trust Company or its nominee. Interest is paid semi-annually on December 1st and June 1st. The Series B debentures are callable on December 31, 2005, the third anniversary of the date of issuance of the debentures. The Company used the debenture sale proceeds to acquire insurance agencies for inventory, make corporate acquisitions, purchase loan participation certificates and make short-term working capital loans to insurance agents or other Company subsidiaries.

The bonds and debentures payable consist of:

Series (in thousands)	Rate	Maturity	Principal Value at March 31, 2005	Principal Value at December 31, 2004
2000F Bonds	9.125%	Jul 1, 2006	$4,315	$4,315
Series A Debentures	8.000%	Dec 1, 2005	1,069	1,069
Series B Debentures	9.250%	Dec 1, 2007	1,340	1,340

Total			$6,724	$6,724

Interest payable was $168,000 and $214,000 at March 31, 2005 and December 31, 2004, respectively.

Brooke Corporation	26

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

6. Long-Term Debt, Capital Leases

Phillips County, Kansas issued Industrial Revenue Bonds in February 2002 for the purpose of purchasing, renovating, and equipping an office building in Phillipsburg, Kansas for use as a processing center. The total bonds issued were $825,000 with various maturities through 2012. The Company leases the building from Phillips County, Kansas, although it may be purchased by the Company for a nominal amount at the expiration of the lease agreement. Under the criteria established by SFAS 13, “Accounting for Leases,” this asset has been capitalized in the Company’s financial statements.

Future capital lease payments and long term operating lease payments are as follows:

Twelve Months Ended March 31 (in thousands)	Capital Real Estate	Operating Real Estate	Total
2006	$120	$2,049	$2,169
2007	120	2,045	2,165
2008	119	1,722	1,841
2009	118	911	1,029
2010	117	329	446
2011	114	129	243
2012 and thereafter	111	—	111

Total minimum lease payments	819	$7,185	$8,004

Less amount representing interest	(189)

		2004
Total obligations under capital leases	630	$665
Less current maturities of obligations under capital leases	(75)	(70)

Obligations under capital leases payable after one year	$555	$595

Brooke Corporation	27

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

7. Income Taxes

Net income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. The elements of income tax expense are as follows:

(in thousands)	March 31, 2005	March 31, 2004
Current	$1,835	$1,047
Deferred	11	—

	$1,846	$1,047

For the period ended March 31, 2005, income of $162,000 was earned in Bermuda and is excluded from the U.S. Federal Tax. Under current Bermuda law, DB Indemnity, LTD and DB Group, LTD are not required to pay any taxes in Bermuda on either income or capital gains. They have received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed they will be exempted from taxation until March 28, 2016.

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	March 31, 2005	March 31, 2004
U.S. federal statutory tax rate	34%	34%
State statutory tax rate	4%	4%
Effect of the utilization of net operating loss carryforwards	(0)%	(0)%
Miscellaneous	(3)%	(6)%
Effective tax rate	35%	32%

Reconciliation of deferred tax liability:

(in thousands)	2005	2004
Beginning balance, January 1	$481	$189
Accumulated other comprehensive income, unrealized gain on interest only strip receivables	99	69
Accelerated tax depreciation	11	223

Balance, March 31	$591	$481

Deferred income tax liability – Current	357	258
Deferred income tax liability – Long-term	234	223

Deferred income tax liability – Total	$591	$481

Deferred tax liabilities were recorded for the periods ended March 31, 2005 and 2004 to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.

Brooke Corporation	28

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

8. Employee Benefit Plans

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for periods ended March 31, 2005 and 2004.

9. Concentration of Credit Risk

The Company maintains cash balances at several banks. At March 31, 2005, the Company had account balances of $13,302,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

The Company sells participation interests in loans to numerous banks and finance companies. At March 31, 2005, the Company had sold participation interests in loans totaling $31,481,000 to one financial institution. This represents 29% of the participation interests sold at March 31, 2005, excluding loans sold for securitization.

10. Segment and Related Information

The Company’s three reportable segments as of and for the periods ended March 31, 2005 and 2004 consisted of Franchise Services, Insurance Brokerage and Lending (formerly Facilitator) Services. The Company includes all initial franchise fees for basic services, initial franchise fees for buyers assistance plans and seller related fees in its Franchise Services Business segment instead of the Lending Services Business segment because the associated activities are an integral part of franchise services.

The Franchise Services Business segment includes the sale of insurance, financial, funeral and credit services on a retail basis through franchisees. The Insurance Brokerage Business segment includes the sale of hard-to-place and niche insurance policies on a wholesale basis and the operation of offshore insurance companies. The Lending Services Business segment includes the solicitation, underwriting, origination, sale and servicing of loans. The results of each segment are separately audited on an annual basis and the segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company assesses administrative fees to each business segment for legal, corporate and administrative services. Administrative fees for Franchise Services, Insurance Brokerage and Lending Services for the period ended March 31, 2005 totaled $1,275,000, $30,000 and $450,000, respectively, and for the period ended March 31, 2004 totaled $1,275,000, $15,000 and $225,000, respectively. Administrative fees are reported as an expense for the individual business segment and reported as “other operating expenses” in the reconciliation of the segment totals to the related consolidated totals. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “other operating expenses.”

Brooke Corporation	29

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

10. Segment and Related Information (cont.)

The tables below reflect summarized financial information concerning the Company’s reportable segments for the periods ended March 31, 2005 and 2004:

March 31, 2005 (in thousands)	Franchise Services Business	Insurance Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$21,494	$1,737	$—	$—	$—	$23,231
Policy fee income	—	360	—	—	—	360
Insurance premiums earned	—	158	—	—	—	158
Interest income	2	34	2,115	—	(184)	1,967
Gain on sale of notes receivable	—	—	2,913	—	(1)	2,912
Seller consulting fees	866	—	—	—	—	866
Initial franchise fees for basic services	3,375	—	—	—	—	3,375
Initial franchise fees for buyers assistance plans	2,273	—	—	—	—	2,273
Gain on sale of businesses	322	—	—	(2)	—	320
Gain on extinguishment of debt	44	—	—	—	—	44
Other income	65	57	76	—	(56)	142
Interest expense	317	85	631	397	(184)	1,246
Commissions expense	13,245	658	—	—	—	13,903
Payroll expense	4,615	964	549	736	—	6,864
Depreciation and amortization	43	123	290	125	1	582
Other operating expenses	7,381	538	542	1,109	(1,812)	7,758
Segment assets	47,087	13,655	74,340	35,262	(62,697)	107,647
Expenditures for segment assets	—	51	—	173	—	224

March 31, 2004 (in thousands)	Franchise Services Business	Insurance Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$14,609	$1,569	$—	$—	$—	$16,178
Policy fee income	—	352	—	—	—	352
Insurance premiums earned	—	220	—	—	—	220
Interest income	7	11	1,128	—	(354)	792
Loss on sale of notes receivable	—	—	(195)	—	—	(195)
Seller consulting fees	1,434	—		—	—	1,434
Initial franchise fees for basic services	1,190	—	—	—	—	1,190
Initial franchise fees for buyers assistance plans	2,021	—		—	—	2,021
Gain on sale of businesses	204	—	—	—	—	204
Gain on extinguishment of debt	25	—	—	—	—	25
Other income	1	77	5	—	—	83
Interest expense	225	237	247	235	(354)	590
Commissions expense	10,470	547	—	—	—	11,017
Payroll expense	1,952	870	368	1,109	—	4,299
Depreciation and amortization	53	76	226	152	—	507
Other operating expenses	3,052	461	32	576	(1,515)	2,606
Segment assets	37,715	12,851	53,423	22,049	(53,048)	72,990
Expenditures for segment assets	167	10	—	—	—	177

Brooke Corporation	30

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

10. Segment and Related Information (cont.)

Profit (Loss) (in thousands)	March 31, 2005	March 31, 2004
Franchise Services profit	$2,840	$3,739
Insurance Brokerage profit	(22)	38
Lending Services profit	3,092	65

Total segment profit	5,910	3,842
Unallocated & eliminated expenses	(615)	(557)

Income before income taxes	$5,295	$3,285

11. Related Party Information

Robert D. Orr, CEO of Brooke Corporation, and Leland G. Orr, CFO of Brooke Corporation, own a controlling interest in Brooke Holdings, Inc. which owned 61.42% of the Company’s common stock at March 31, 2005.

Shawn T. Lowry, President of Brooke Franchise Corporation, and Michael S. Lowry, President of Brooke Credit Corporation, are the co-members of First Financial Group, L.C. In June 2001, First Financial Group, L.C., guaranteed 65% of a Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas and received a 15% profit interest in Palmer, L.L.C. as consideration. The loan was originated on June 1, 2001 and is scheduled to mature on September 1, 2011. At March 31, 2005, the entire loan principal balance of $597,000 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $321,000, which is the recourse obligation by Brooke Credit Corporation on a loan participation balance.

Kyle L. Garst, Senior Vice President of Brooke Franchise Corporation is the sole manager and sole member of American Financial Group, L.C. In October 2001, First Financial Group, L.C. and American Financial Group, L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.5% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014. At March 31, 2005 the entire loan principal balance of $362,000 had been sold to unaffiliated lenders. The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $249,000 of the loan participation balances.

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

Anita Lowry is the sister of Robert D. Orr and Leland G. Orr and the mother of Shawn T. Lowry and Michael S. Lowry and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. The Company and American Heritage Agency, Inc. entered into a franchise agreement in February, 1999 pursuant to which American Heritage Agency, Inc. participates in the Company’s franchise program. At March 31, 2005, Brooke Credit Corporation had three loans outstanding to American Heritage Agency with total principal balances of $562,000, of which $492,000 were sold to unaffiliated lenders. Such loans were made on substantially the same terms and conditions as provided to other franchisees and are scheduled to mature on June 15, 2016. The Company’s exposure to loss equals the retained principal balances of $70,000.

Brooke Corporation	31

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

12. Acquisitions and Divestitures

In November 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and T.A.R. Holding Co., Inc. for an initial purchase price of $1,000,000. All of the initial purchase price has been allocated to Amortizable Intangible Assets as disclosed in footnote 1 (g). The sellers are entitled to an increase of the initial purchase price equal to 25% of Texas All Risk’s monthly net revenues during the contingency period of November 2004 to October 2008. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 28 of FAS 141, “Business Combinations,” the payment shall be recorded as an asset when made. Additional payments of the purchase price have been made in the amount of $700,000 since the initial purchase. Texas All Risk offers hard-to-place and niche insurance as a wholesaler under the trade names of Texas All Risk General Agency and All Risk General Agency.

In February 2004, the Company acquired insurance agency assets from Brent and Haeley Mowery for a total purchase price of $499,000. The Company operates this business asset under the trade name of Brooke Auto Insurance Services of San Leandro, California. Its primary business activities include the sale of auto insurance.

In July 2002, the Company acquired 100% of the outstanding ownership interest of CJD & Associates, L.L.C. for an initial purchase price of $2,025,000. A portion of the initial purchase price has been allocated to Amortizable Intangible Assets as disclosed in footnote 1 (g). The sellers are entitled to an increase of the initial purchase price equal to 30% CJD & Associates monthly net revenues during the contingency period of September 1, 2003 to September 1, 2007. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 28 of FAS 141, “Business Combinations,” the payment shall be recorded as an asset when made. Additional payments of the purchase price have been made in the amount of $1,201,000 since the initial purchase. CJD & Associates, L.L.C. offers hard-to-place and niche insurance as a wholesaler under the trade name of Davidson Babcock, Texas All Risk and All Risk General Agency.

The Company acquired the stock or business assets of six auto insurance agencies during the year ended December 31, 2004 for purchase prices totaling $7,931,000 and subsequently sold these six agencies during the year ended December 31, 2004 for a total of $11,847,000. The Company originally intended to hold these six agencies for longer periods of time and, therefore, recorded amortization expenses. The gain on sale resulting from divestiture of these six agencies primarily results from recapturing amortization expenses and increasing the sales price to the approximate amount of initial franchise fees that would have been otherwise recorded if originally sold to franchisees.

Brooke Corporation	32

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

13. Stock-Based Compensation

The Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of No. 123, “Accounting for Stock-Based Compensation.” The earnings per share has been adjusted to reflect the 2-for-1 stock split in 2004.

(in thousands, except per share data)	2005	2004
Net income:
As reported	$3,449	$2,238
Pro forma	3,167	2,034
Basic earnings per share:
As reported	.36	.23
Pro forma	.33	.21
Diluted earnings per share:
As reported	.34	.22
Pro forma	.31	.20

The fair value of the options granted for the periods ended March 31, 2005 and 2004 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

	2005	2004
Expected term (years)	5.9	2
Expected stock volatility	30%	30%
Risk-free interest rate	5%	5%
Dividend	1%	1%
Fair value per share	$.88	$.57

The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under a shareholder-approved plan. Pursuant to resolutions adopted in February 2003 and April 2004, the Compensation Committee of the Board of Directors adjusted the number of shares authorized for issuance under the 2001 Compensatory Stock Option Plan pursuant to the anti-dilution provisions of the Plan. Accordingly, at March 31, 2005, the Brooke Corporation 2001 Compensatory Stock Option Plan authorizes the issuance of up to 1,080,000 shares of the Company’s common stock for use in paying incentive compensation awards in the form of stock options. Unless otherwise required by law, the options are granted at fair value at the date of grant and, except for stock options awarded to selected officers, directors and employees, generally have become partially exercisable immediately. The options expire one to ten years from the date of grant. At March 31, 2005, there were 392,000 additional shares available for granting stock options under the stock plan.

	2005		2004
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding, January 1,	562,550	$3.07	643,440	$2.84
Granted	24,400	23.49	—	—
Exercised	(100,590)	3.82	(14,520)	2.09
Relinquished	(2,000)	23.49	—	—
Terminated and expired	—		(21,180)	2.09

Outstanding March 31,	484,360	$3.81	607,740	$2.85

256,480 options to purchase shares were exercisable at March 31, 2005. The following table summarizes information concerning outstanding and exercisable options at March 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.21 – $23.49	392,220	5.92	$3.81	256,480	$3.06

Brooke Corporation	33

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

14. Intangible Assets

There are no intangible assets with indefinite useful lives at March 31, 2005, and December 31, 2004. The intangible assets with definite useful lives have a value of $7,880,000 and $7,880,000 at March 31, 2005, and December 31, 2004, respectively. Of these assets $2,653,000 and $2,909,000 are recorded as a servicing asset on the balance sheet. The remaining assets are included in “Other Assets” on the balance sheet. Amortization expense was $433,000 and $386,000 for the periods ended March 31, 2005 and 2004, respectively.

Amortization expense for amortizable intangible assets for the periods ended March 31, 2006, 2007, 2008, 2009 and 2010 is estimated to be $1,497,000, $1,316,000, $1,150,000, $1,000,000 and $870,000, respectively.

15. Supplemental Cash Flow Disclosures

(in thousands)	March 31, 2005	March 31, 2004
Supplemental disclosures:
Cash paid for interest	$506	$517

Cash paid for income tax	$2,520	$1,500

Business inventory decreased from December 31, 2004 to March 31, 2005 and did not change from December 31, 2003 to March 31, 2004. During the periods ended March 31, 2005 and 2004, the statements of cash flows reflect the purchase of businesses into inventory totaling $3,398,000 and $3,676,000, respectively, and the sale of businesses from inventory totaling $6,489,000 and $5,806,000, respectively. During the periods ended March 31, 2005 and 2004, net cash of $3,091,000 and $2,130,000, respectively, was provided by the Company’s business inventory activities because $2,412,000 and $2,130,000, respectively, of the purchase price of business inventory was provided by sellers per table below.

(in thousands)	March 31, 2005	March 31, 2004
Purchase of business inventory	$(3,398)	$(3,676)
Sale of business inventory	6,489	5,806

Net cash provided from sale of business inventory	3,091	2,130
Cash provided by sellers of business inventory	(2,412)	(2,130)

(Increase) decrease in inventory on balance sheet	$679	$—

16. Statutory Requirements

DB Indemnity, LTD is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $120,000, a percentage of outstanding losses or a given fraction of net written premiums. At March 31, 2005 the Company was required to maintain a statutory capital and surplus of $120,000. Actual statutory capital and surplus was $1,213,000 and $1,053,000 at March 31, 2005 and December 31, 2004, respectively. Of the actual statutory capital $120,000 and $120,000 was fully paid up share capital, and accordingly all of the retained earnings and contributed surplus were available for payment of dividends to shareholders.

Brooke Corporation	34

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

16. Statutory Requirements (continued)

DB Indemnity, LTD is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets are not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and deposits, investment income accrued and insurance balances receivable. Certain categories of assets do not quality as relevant assets under the statute. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities. DB Indemnity, LTD was required to maintain relevant assets of at least $564,000 and $587,000 at March 31, 2005 and December 31, 2004 respectively. At March 31, 2005 and December 31, 2004, relevant assets were $1,937,000 and $1,790,000, respectively. The minimum liquidity ratio was, therefore, met.

DB Group, LTD is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $1,000,000, a percentage of outstanding losses or a given fraction of net written premiums. At March 31, 2005 the Company was required to maintain a statutory capital and surplus of $1,000,000. Actual statutory capital and surplus was $1,024,000 and $1,035,000 at March 31, 2005 and December 31, 2004, respectively. Of the actual statutory capital $1,000,000 and $1,000,000 was fully paid up share capital, and accordingly all of the retained earnings and contributed surplus were available for payment of dividends to shareholders.

DB Group, LTD is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets are not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and deposits, investment income accrued and insurance balances receivable. Certain categories of assets do not quality as relevant assets under the statute. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities.

DB Group, LTD was required to maintain relevant assets of at least $600 and $562 at March 31, 2005, and December 31, 2004 respectively. At March 31, 2005 and December 31, 2004, relevant assets were $1,024,000 and $1,036,000, respectively. The minimum liquidity ratio was, therefore, met.

17. New Accounting Standards

On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to expense the value of employee stock options and similar awards. The cost of the awards will be measured at the fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. When measuring fair value, companies can choose an option-pricing model like Black-Scholes or binominal models. The effective date for public companies is interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share based payment awards at a company’s adoption date. The adoption of SFAS No. 123R for estimated unvested options at the adoption date may have a material effect on our consolidated financial statements. The Company’s Compensation Committee is considering various alternatives in response to this new pronouncement. As a result, the impact to the consolidated financial statements for future share-based payment awards has not been determined.

18. Reclassifications

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

19. Subsequent Events

In April 2005, the Company filed a registration statement with the Securities and Exchange Commission for a proposed follow-on offering of 2.5 million shares of its common stock. The underwriters will be granted an option to purchase an additional 375,000 shares of the Company’s common stock to cover over-allotments, if any. The registration statement relating to these securities has been filed with the Securities and Exchange Commission, but has not yet become effective.

Brooke Corporation	35

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Amounts in this section have been rounded to the nearest thousand, except per share data. Unless otherwise indicated, or unless the context otherwise requires, references to years in this section mean our fiscal years ended December 31.

Forward-Looking Information

We caution you that this report on Form 10-Q for the three-month period ended March 31, 2005 includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Among other things, these statements relate to our financial condition, results of operations and business. These forward-looking statements are generally identified by the words or phrases “would be,” “will allow,” “expect to,” “intend to,” “will continue,” “is anticipated,” “estimate,” “plan,” “may,” “believe,” “implement,” “build,” “project” or similar expressions and references to strategies or plans.

While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons. These risks and uncertainties are discussed in more detail in our annual report on Form 10-K for the fiscal year ended December 31, 2004, in our other filings with the Securities and Exchange Commission and in this section of this report and include, but are not limited to:

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

Brooke Corporation	36

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

Brooke Credit Brooke Credit, our wholly owned finance subsidiary, generates most of its revenues from interest income resulting from loans held on our balance sheet in the form of inventory loans held for sale, which are mostly made to Brooke Franchise’s franchisees. Brooke Credit also generates revenues from gains on the sale of franchisee loans when they are removed from our balance sheet. Brooke Credit funds its loan portfolio primarily through the sale of loan participation interests to other lenders, commercial bank loans secured by loan assets and the sale of securities, backed by loan assets, to accredited investors. During the first quarter of 2005, Brooke Credit sold an issue of asset-backed securities totaling approximately $32,000,000.

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

Results of Operations

Our consolidated results of operations have been significantly impacted by our expansion of territory and personnel in recent years. The following table shows income and expenses (in thousands, except percentages and per share data) for the three months ended March 31, 2005 and 2004, and the percentage change from period to period.

	Quarter Ended March 31, 2005	2005 % Increase (decrease) over 2004	Quarter Ended March 31, 2004
Revenues
Insurance commissions	$23,231	44%	$16,178
Interest income (net)	1,967	148	792
Seller consulting fees	866	(40)	1,434
Gain on sale of businesses	320	57	204
Initial franchise fees for basic services	3,375	184	1,190
Initial franchise fees for buyers assistance plans	2,273	12	2,021
Gain on sale of notes receivable	2,912	—	(195)
Gain on extinguishment of debt	44	76	25
Insurance premiums earned	158	(28)	220
Policy fee income	360	2	352
Other income	142	71	83

Total Operating Revenue	35,648	60	22,304

Brooke Corporation	37

	Quarter Ended March 31, 2005	2005 % Increase (decrease) over 2004	Quarter Ended March 31, 2004
Expenses
Commission expense	13,903	26	11,017
Payroll expenses	6,864	60	4,299
Depreciation and amortization expense	582	15	507
Other operating expenses	7,758	198	2,606
Other operating interest expenses	457	174	167

Total Operating Expenses	29,564	59	18,596
Income from operations	6,084	64	3,708
Interest expense	789	87	423
Income before income taxes	5,295	61	3,285
Income tax expenses	1,846	76	1,047

Net income	$3,449	54%	$2,238

Basic net income per share	$0.36	57%	$0.23
Diluted net income per share	0.34	55	0.22

Operating revenue is expected to continue to increase as a result of opening new franchise locations throughout 2005. The increase in total operating revenues, and most of the individual revenue categories that make up total operating revenues, are primarily attributable to the expansion of our franchise operations. The increase in interest income (net), which includes interest income we receive on loans less interest expense paid to those purchasing participation interests in our loans, is primarily attributable to our decision to hold more loans on our balance sheet for longer periods of time.

Expenses are also expected to continue to increase as a result of opening new franchise locations in 2005. The increase of commission expense is primarily attributable to increases in insurance commissions received from insurance companies, because a share of insurance commissions is typically paid to franchisees. Payroll expenses, which include wages, salaries, payroll taxes and compensated absences expenses, and other operating expenses, which include advertising, rent, travel, lodging, office supplies and insurance expenses, increased primarily as a result of the expansion of our franchise operations and the opening of additional service/sales centers. Payroll expenses, as a percentage of total operating revenue, were approximately 19% in the first quarter of 2005 and 19% in the first quarter of 2004. Other operating expenses, as a percentage of total operating revenue, were approximately 22% in the first quarter of 2005 and 12% in the first quarter of 2004. The increase in the ratio of other operating expenses to total operating revenues reflects the opening of additional service/sales centers.

Amortization expense increased to $433,000 in the first quarter of 2005 from $386,000 in the first quarter of 2004, which is an increase of approximately 12% and primarily a result of amortization of the servicing asset, which increased significantly in 2004 as a result of Brooke Credit’s participation loan sales activities.

Depreciation expense increased to $149,000 in the first quarter of 2005 from $121,000 in the first quarter of 2004, which is an increase of approximately 23% and was primarily a result of additional equipment purchases during 2004.

The increase in other operating interest expense is primarily attributable to interest paid on a bank line of credit for the warehousing of loans until securitized. We also consider bond and debenture interest expense to be an operating expense

Brooke Corporation	38

because the proceeds from the sale of such bonds and debentures are used, along with the bank line of credit, to help fund our lending activities.

We consider interest expense, other than bond and debenture interest expense, to be a non-operating expense. Interest expense increased as a result of increased debt to commercial banks, which was incurred primarily to capitalize our operating subsidiaries, and increased notes payable balances resulting from deferred payments to sellers on acquired businesses.

Net income and net income per share have increased primarily because revenues from gain on sale of notes receivables increased to $2,912,000 in the first quarter of 2005 from a $195,000 loss in the first quarter of 2004 as a result of the securitization of note receivables in 2005.

Assets are expected to continue to increase during the remainder of 2005 as a result of continued expansion of our network and holding more loans for longer periods of time prior to the sale of participation interests in such loans or securitizing such loans. The following table shows selected assets and liabilities (in thousands, except percentages) as of March 31, 2005 and December 31, 2004, and the percentage change between periods.

	As of March 31, 2005	2005 % Increase (decrease) since year- end 2004	As of December 31, 2004
Customer receivables	$8,610	36%	$6,340
Notes receivable	29,452	(34)	44,644
Interest earned not collected on notes	914	12	819
Other receivables	1,406	13	1,239
Securities	29,277	64	17,889
Deferred charges	788	(6)	839
Accounts payable	8,316	17	7,081
Payable under participation agreements	6,850	179	2,452
Premiums payable	8,418	31	6,441
Debt	70,357	(13)	80,482

Customer receivables primarily include amounts owed to Brooke Franchise by our franchisees and, to a lesser extent, amounts owed to Brooke Brokerage for premiums billed by agents. Customer receivables increased during the first quarter of 2005 primarily from continued expansion of our franchise operations. A loss allowance was established for Brooke Franchise’s credit loss exposure to customer receivables (See Franchise Services Segment, below).

Notes receivable include loans made by Brooke Credit to franchisees and others. Notes receivable balances vary, sometimes significantly from period to period, as a result of our decision to temporarily retain more or fewer loans in our “held for sale” loan inventory based on the funds available to us. Notes receivable balances in the first quarter of 2005 declined as a result of securitization of notes receivable. No loss allowance has been made for the notes receivable held in Brooke Credit’s loan inventory because we typically hold these assets for less than one year and, therefore, have a short-term exposure to loss and we have experienced limited credit losses (See Lending Services Segment, below). Interest earned not collected on notes (accrued interest income) increased during the first quarter of 2005 primarily because loan interest rates have increased.

Customer receivables, notes receivables and interest earned not collected on notes are the three items above that comprise our accounts and notes receivable, net, as shown on our consolidated balance sheet.

Brooke Corporation	39

Other receivables, which primarily include the estimated amounts due from franchisees for future policy cancellations, increased during the first quarter of 2005 primarily from the continued expansion of our franchise operations, which significantly increased the commission revenues generated by franchisees.

The terms of our securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. We retain ownership of the resulting subordinate interest in the loan pool, and the corresponding securities asset increased during the first quarter of 2005 as the result of securitization of notes receivables.

Accounts payable, which includes franchise payables, producer payables, payroll payables and other accrued expenses, increased during the first quarter of 2005 primarily from the continued expansion of our franchise operations, which significantly increased the accrual for estimated commission expense due franchisees.

Payable under participation agreements is the amount we owe to funding institutions that have purchased a participating interest in loans pursuant to transactions that do not meet the true sale test of SFAS 140 “Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities.” Payable under participation agreements increased during the first quarter of 2005 because we sold more loans pursuant to transactions that did not meet the true sale test.

The premiums payable liability category is comprised primarily of amounts due to insurance companies for premiums that are billed and collected by our franchisees. Premiums payable increased during the first quarter of 2005 primarily from the continued expansion of our franchise operations, which resulted in an increase of premiums billed and collected by our franchisees.

Debt decreased during the first quarter of 2005 primarily as the result of securitization of notes receivables and the resulting paydown of a bank line of credit.

Brooke Corporation	40

Income Taxes

For the three-month periods ended March 31, 2005 and 2004, we incurred income tax expenses of $1,846,000 and $1,047,000, respectively, resulting in effective tax rates of 35% and 32%. As of March 31, 2005 and December 31, 2004, we had current income tax liabilities of $1,217,000 and $1,913,000, respectively, and deferred income tax liabilities of $357,000 and $258,000, respectively. The deferred tax liability is due to accumulated other comprehensive income that resulted from the sale of notes receivables to participating banks and accelerated depreciation for tax.

Analysis by Segment

Our three reportable segments are Franchise Services, Lending Services and Insurance Brokerage. The Franchise Services segment includes the sale of general insurance and related services to customers on a retail basis through franchisees by Brooke Franchise. The Lending Services Segment includes our lending activities through Brooke Credit. The Insurance Brokerage Segment includes the sale of hard-to-place and niche insurance on a wholesale basis by Brooke Brokerage.

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

Franchise Services Segment

Financial Information Financial information relating to Brooke Franchise and our Franchise Services Segment is as follows (in thousands, except percentages):

	Quarter Ended March 31, 2005	2005 % Increase (decrease) over 2004	Quarter Ended March 31, 2004
Revenues
Insurance commissions	$21,494	47%	$14,609
Seller consulting fees	866	(40)	1,434
Gain on sale of businesses	322	58	204
Initial franchise fees for basic services	3,375	184	1,190
Initial franchise fees for buyers assistance plans	2,273	12	2,021
Gain on extinguishment of debt	44	76	25
Interest income, net	2	(71)	7
Other income	65	6,400	1

Total revenues	28,441	46	19,491
Expenses
Commission expense	13,245	27	10,470
Payroll expense	4,615	136	1,952
Amortization	43	(19)	53
Other operating expenses	7,381	142	3,052

Total operating expenses	25,284	63	15,527
Income from operations	3,157	(20)	3,964
Interest Expense	317	41	225

Income before income taxes	$2,840	(24)%	$3,739

Total assets (at period end)	47,087	25	37,715

Brooke Corporation	41

Commission Revenues Insurance commissions, primarily from policies sold on an exclusive retail basis through franchisees, increased $6,885,000, or 47%, to $21,494,000, in the first quarter of 2005 from $14,609,000 in the first quarter of 2004. Retail insurance commissions have increased primarily as a result of Brooke Franchise’s continued expansion of franchise operations. Brooke Franchise also received commissions from the sale of investment securities and revenues from the sale of funeral services that are not directly related to insurance sales. However, these revenues are not sufficient to be considered material and are, therefore, combined with insurance commission revenues.

Commission expense paid to Brooke Franchise’s franchisees, increased $2,775,000, or 27%, to $13,245,000 in the first quarter of 2005 from $10,470,000 in the first quarter of 2004. Commission expense increased because insurance commission income increased and franchisees are typically paid a share of insurance commission income. Commission expense represented approximately 62% and 72%, respectively, of Brooke Franchise’s insurance commissions for the three months ended March 31, 2005 and 2004. Commission expense did not increase as rapidly as commission income primarily because an increasing number of franchisees have elected to share office space and overhead costs with other franchisees through service or sales centers operated by Brooke Franchise. Franchisees may utilize sales and service centers in exchange for an additional share of commissions (generally 35% to 50%) paid to Brooke Franchise. Our franchisees’ payment of this additional share of commissions for use of these centers has decreased our commission expense paid to franchisees. Although additional declines in the level of future commissions paid to franchisees are possible, for competitive reasons most franchisees prefer not to share office space with other franchisees. Therefore, we do not expect widespread use of our sales and service centers, and thus, do not expect significant declines in the level of future commissions paid to franchisees as a result of such use.

Profit sharing commissions, or Brooke Franchise’s share of insurance company profits paid by insurance companies on policies written by franchisees, increased $1,733,000, or 71%, to $4,162,000 in the first quarter of 2005 from $2,429,000 in the first quarter of 2004. Profit sharing commissions increased primarily because overall insurance company profits increased on policies written by Brooke Franchise’s franchisees. Profit sharing commissions represented approximately 19% and 17%, respectively, of Brooke Franchise’s insurance commissions for the three months ended March 31, 2005 and 2004. Franchisees do not receive any share of Brooke Franchises’ profit sharing commissions.

Net commission refund expense is our estimate of the amount of Brooke Franchise’s share of retail commission refunds due to policyholders resulting from future policy cancellations. This expense increased $12,000, or 240%, to $17,000 in the first quarter of 2005 from $5,000 in the first quarter of 2004 primarily as a result of Brooke Franchise’s continued expansion of franchise operations. As of March 31, 2005 and December 31, 2004, Brooke Franchise recorded corresponding total commission refund liabilities of $604,000 and $521,000, respectively.

Initial Franchise Fees for Basic Services A certain level of basic services is initially provided to all franchisees, whether they acquire an existing business and convert into a Brooke franchise or whether they start up a new Brooke franchise. These basic services include services usually provided by other franchisors, including a business model, use of a registered trade name, access to suppliers and a license for an Internet-based management system. The amount of the initial franchise fees typically paid for basic services is currently $125,000.

Initial franchise fee revenues for basic services increased $2,185,000, or 184%, to $3,375,000 in the first quarter of 2005 from $1,190,000 in the first quarter of 2004. Revenues from initial franchise fees for basic services are recognized as soon as Brooke Franchise delivers the basic services to the new franchisee, such as access to insurance company contracts, access to the Company’s management contracts, and access to the Company’s brand name. Upon completion of this commitment, Brooke Franchise has no continuing obligation to the franchisee.

Brooke Corporation	42

Initial franchise fees for basic services are typically assessed once for each franchisee even though some franchisees operate multiple locations. A total of 38 and 33 new franchise locations were added in the first quarters of 2005 and 2004, respectively. The increase of initial franchise fees for basic services resulted from continued expansion of Brooke Franchise’s franchise operations and the corresponding increase in franchise start ups and conversions by Brooke franchisees.

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

The most significant part of Brooke Franchise’s growth comes from acquisitions of existing businesses that are subsequently converted into Brooke franchises. Brooke Franchise provides assistance regarding the acquisition and conversion of businesses through a buyers assistance plan that provides initial franchise conversion assistance in addition to initial basic services. Initial franchise fees for buyers assistance plans increased $252,000, or 12%, to $2,273,000 in the first quarter of 2005 from $2,021,000 in the first quarter of 2004. The increase of initial franchise fees for buyers assistance plan services resulted from continued expansion of Brooke Franchise’s franchise operations and the corresponding increase in business acquisitions and franchise conversions by Brooke franchisees.

Brooke Franchise records initial franchise fee revenues for buyers assistance plans using the percentage of completion accounting method, and $304,000 and $410,000 of initial franchise fee revenues for buyers assistance plans were deferred as of March 31, 2005 and December 31, 2004, respectively. Buyers assistance plans provide initial conversion assistance for recently acquired businesses and buyers assistance plan services are, therefore, not provided to buyers of businesses that are already franchises. In addition, buyers assistance plans are not typically provided to franchisees selling to other franchisees and are not provided to franchisees purchasing businesses that had previously been purchased by Brooke Franchise in the past twenty-four months. A total of 21 and 29 of the new franchise locations in the first quarters of 2005 and 2004, respectively, represent businesses that were converted into a Brooke franchise and received initial assistance through a buyers assistance plan.

Initial Franchise Fees for Start Up Assistance Plans Although Brooke Franchise expects to eventually receive additional initial franchise fees for start up assistance, no such initial franchise fees were received in the first quarters of 2005 or 2004. A total of 16 and 4 of the new franchise locations in the first quarters of 2005 and 2004, respectively, represent businesses that were started up as a Brooke franchise and received initial start up assistance.

Seller Related Revenues Seller related revenues typically are generated when a business is acquired by Brooke Franchise for sale to a franchisee or an agreement to purchase a business is assigned by Brooke Franchise to a franchisee. Seller related revenues include consulting fees paid directly by sellers, gains on extinguishment of debt to sellers and gains on sale of businesses directly acquired by Brooke Franchise from sellers. Seller related revenues decreased $433,000, or 26%, to $1,230,000, in the first quarter of 2005 from $1,663,000 in the first quarter of 2004. Seller related revenues decreased primarily as the result of fewer franchise conversions, and more franchise start ups, by Brooke franchisees.

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

Gains on Sale of Businesses. Our business includes the buying and selling of insurance agencies, financial service firms and funeral homes and holding them in inventory. When purchasing an agency, we typically defer a portion of the purchase price, at a low or zero interest rate, to encourage the seller to assist in the transition of the agency to one of our franchisees. We carry our liability to the seller at a discount, to reflect the below-market interest rate. The carrying value of the agency reflects this discount. When we sell an acquired business to a franchisee (typically on the same day it is acquired), we generally sell it for the full nominal price (i.e. before the discount) paid to the seller. When the sale price exceeds the carrying value, the amount in excess of the carrying value is recognized as a gain. Gains on sale resulting primarily from discounted interest rates increased $118,000, or 58%, to $322,000 in the first quarter of 2005 from $204,000 in the first quarter of 2004.

Gains on Debt Extinguishment. In the event that we repay the deferred portion of the purchase price to the seller before maturity for an amount less than our carrying value, we recognize the difference between our carrying value and the amount repaid to the seller as a gain on debt extinguishment. Gains on extinguishment of debt are recognized immediately because Brooke Franchise has no continuing obligation. Such gains on debt extinguishment are not considered extraordinary income because they are considered a part of our normal business operations. Gains on extinguishment of debt increased $19,000, or 76%, to $44,000 in the first quarter of 2005 from $25,000 in the first quarter of 2004.

Brooke Corporation	43

Income Before Income Taxes Brooke Franchise’s income before income taxes decreased $899,000, or 24%, to $2,840,000 in the first quarter of 2005 from $3,739,000 in the first quarter of 2004. Income before taxes decreased because operating expenses grew faster than revenues as we expanded personnel and facilities to meet our 2005 growth objectives.

Inventory Management The number of total agencies purchased into inventory during the first quarters of 2005 and 2004 were 13 and 13, respectively. At March 31, 2005 and 2004, Brooke Franchise held 1 and 1, respectively, insurance agency in inventory with total balances, at the lower of cost or market, of $343,000 and $367,000, respectively.

The number of agencies twice-purchased within twenty four months is an important indicator of Brooke Franchise’s success in recruiting qualified buyers. None of the agencies purchased by Brooke Franchise during the first quarter of 2005 were twice purchased within twenty four months. Two of the agencies purchased by Brooke Franchise during the first quarter of 2004 were twice purchased. Brooke Franchise is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of businesses from its inventory.

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

Franchise statement balances totaled $5,517,000 and $4,359,000, respectively, as of March 31, 2005 and December 31, 2004. Brooke Franchise categorizes as “watch” the franchise statement balances that have not been repaid in full at least once in the previous four months. Watch balances totaled $1,864,000 and $1,576,000, respectively, as of March 31, 2005 and December 31, 2004.

The balance of Brooke Franchise’s Allowance for Doubtful Accounts was $743,000 and $575,000, respectively, on March 31, 2005 and December 31, 2004. The amount of the Allowance for Doubtful Accounts was determined based primarily on the amount of Brooke Franchise’s watch statement balances and our analysis of credit risk. Other factors used in determining the Allowance for Doubtful Accounts were statement loss experience, Brooke Franchise’s evaluation of the potential for future losses and Brooke Franchise’s evaluation of the potential for future recoveries.

The following table summarizes the Allowance for Doubtful Accounts activity for the three-months ended March 31, 2005 and the year ended December 31, 2004 (in thousands). Additions to the allowance for doubtful accounts are charged to expense. Write offs during 2004 and the first quarter of 2005 include commission advances to start up franchisees totaling $1,081,000, most of which we believe will be recovered.

	Balance at Beginning of Period	Charges to Expense	Write Offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2004	$0	$1,757	$1,182	$575
Quarter ended March 31, 2005	$575	$1,249	$1,081	$743

Brooke Corporation	44

Lending Services Segment

Financial Information Financial information relating to Brooke Credit and our Lending Services Segment is as follows (in thousands, except percentages):

	Quarter Ended March 31, 2005	2005 % Increase (decrease) over 2004	Quarter Ended March 31, 2004
Revenues
Interest Income	$4,648	86%	$2,500
Participating interest expense	(2,533)	85	(1,372)
Gain on sale of notes receivable	2,913	—	(195)
Other Income	76	1,420	5

Total revenues	5,104	444	938
Expenses
Other operating interest expense	405	255	114
Payroll expense	549	49	368
Amortization	290	28	226
Other operating expenses	542	1,594	32

Total operating expenses	1,786	141	740
Income from operations	3,318	1,576	198
Interest Expense	226	70	133

Income before income taxes	$3,092	4,657%	$65

Total assets (at period end)	74,340	39	53,423

Loan Interest

Brooke Credit typically sells most of the business loans it originates to funding institutions as participation interests and to accredited investors as asset-backed securities. Prior to either type of sale transaction, Brooke Credit holds these loans on its balance sheet and earns interest income from the loans. At the time of sale, we may recognize gains related to the portion of the interest income or asset-backed securities that we retain. Once a sale is completed, we continue to earn interest income from any portion of the participation interest or asset-backed security we retain. We also continue to provide servicing for the loan, including loan accounting, receipt and distribution of interest payments and loan monitoring, and receive compensation for these activities.

To increase interest income, Brooke Credit retained more loans for longer periods of time prior to the sale of participation interests in such loans or securitizing such loans.

Interest Income Brooke Credit earns interest income during the period it holds loans on its balance sheet and on that portion of the participation interest or those asset-backed securities that it does not sell. In the first quarter of 2005, interest

Brooke Corporation	45

income increased 86% to $4,648,000 from $2,500,000 in the first quarter of 2004 due to the larger volume of loans originated by Brooke Credit and the longer period of time that Brooke Credit held those loans on its balance sheet.

Participating Interest Expense A portion of the interest income that Brooke Credit receives on its loans is paid out to the holders of its participation interests. Payments to these holders are accounted for as participating interest expense, which is netted against interest income. In the first quarter of 2005, participating interest expense increased 85% to $2,533,000 from $1,372,000 in the first quarter of 2004, primarily as a result of the increase in participation interests that were sold by Brooke Credit.

Gain on Sales of Notes Receivable When the sale of a loan is classified as a true sale pursuant to the criteria established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” gains or losses are recognized, loans are removed from the balance sheet and residual assets, representing the present value of future cash flows from the interest and servicing spread, are recorded. The interest and servicing spread is the difference between the rate paid by Brooke Credit to participating lenders and investors and the rate received by Brooke Credit from borrowers. When the sale is classified as a secured borrowing, no gain on sale is recognized, and the note receivable and the corresponding participation loan remain on the balance sheet. Revenues from gain on sales of notes receivables were $2,913,000 and $(195,000), respectively, in the first quarters of 2005 and 2004. The increase resulted from Brooke Credit’s securitization of note receivables in March 2005.

One component of the gain on sales of notes receivable is the gain associated with our ongoing servicing responsibilities. When the sale of a loan participation interest is accounted for as a true sale, Brooke Credit retains servicing responsibilities for which it typically receives annual servicing fees ranging from .25% to 1.375% of the outstanding balance. A gain or loss is recognized immediately upon the sale of a loan participation based on whether the annual servicing fees are greater or less than the cost of servicing, which is estimated at .25% of the outstanding loan balance. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions. In the first quarters of 2005 and 2004, the net gains (losses) from loan servicing totaled $1,000 and $204,000, respectively, which consisted of gains from servicing benefits. The decrease in net gains from loan servicing benefits is primarily the result of using a bank line of credit to fund notes receivables prior to securitization.

In a true sale, Brooke Credit also records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the interest and servicing spread on the underlying loans sold, net of prepayment and credit loss assumptions. This spread is typically approximately 1.75% for participation loans and approximately 3.25% for securitized loan pools. In the first quarters of 2005 and 2004, the net gains (losses) from interest benefits totaled $2,913,000 and $(398,000), respectively, which included gross gains (losses) from interest benefits of $3,277,000, and $(79,000), respectively, and losses from write down of retained interest asset to fair market value of $364,000 and $319,000, respectively. The increase in net gains from interest benefits in 2005 is primarily the result of a securitization of notes receivables .

Gains (losses) from servicing and interest benefits are typically non-cash gains (losses) as Brooke Credit receives cash equal to the carrying value of the loans sold. A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities. Gain-on-sale accounting requires us to make assumptions regarding prepayment speeds and credit losses for participated loans and asset-backed securities. The performances of these loans are extensively monitored, and adjustments to these assumptions will be made if necessary. Underlying assumptions used in the initial determination of future cash flows on the participation loans and asset-backed securities accounted for as sales include the following:

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed-Rate Stratum)
Prepayment speed*	10%	8%
Weighted average life	137 months	66 months
Expected credit losses*	.5%	.21%
Discount Rate*	8.5%	8.5%

*	Annual rates

Brooke Corporation	46

The most significant impact from the sale of loan participations and asset-backed securities has been the removal of loans from Brooke Credit’s balance sheet that Brooke Credit continues to service. As of March 31, 2005 and December 31, 2004, the balances of those off-balance sheet assets totaled $171,471,000 and $138,740,000, respectively. The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio and the resulting sale of loan participations and asset-backed securities.

Loan Servicing Assets and Liabilities When we recognize non-cash gains for the servicing benefits of loan participation sales, we book that amount as a loan servicing asset on our balance sheet. This amount is equal to our estimate of the present value of future cash flows resulting from the servicing spread. We recognize such assets only when the income allocated to our servicing responsibilities exceeds our cost of servicing, which we typically estimate at 0.25% of the loan value being serviced. Components of the servicing asset as of March 31, 2005 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$5,234
Less:
Servicing Expense	(933)
Discount to present value	(1,648)

Carrying Value of Retained Servicing Interest in Loan Participations	$2,653

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows was recorded as a servicing liability. Components of the servicing liability as of March 31, 2005 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$0
Less:
Servicing expense	53
Discount to present value	(15)

Carrying Value of Retained Servicing Liability in Loan Participations	$38

Loan Participations-Interest Receivable Asset To the extent that the difference between the rate paid by Brooke Credit to participating lenders and investors and the rate received by Brooke Credit from borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, Brooke Credit recognizes a non-cash asset, called an “Interest Receivable Asset,” on its balance sheet. This amount is equal to our estimate of the present value of future cash flows resulting from this interest spread. Components of the interest receivable asset as of March 31, 2005 were as follows (in thousands):

Estimated cash flows from interest income	$2,560
Less:
Estimated credit losses*	(77)
Discount to present value	(195)

Carrying Value of Retained Interest in Loan Participations	$2,288

*	Estimated credit losses from liability on sold recourse loans with balances totaling $4,257,000 as of March 31, 2005. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Securitization-Interest Receivable Asset The terms of Brooke Credit’s securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. Brooke Credit retains ownership of the

Brooke Corporation	47

resulting subordinate interest in the loan pool and borrows money from commercial banks to fund this investment. Brooke Credit therefore retains a credit exposure in each loan pool. As of March 31, 2005, Brooke Credit had subordinate investment interest in loan pools totaling $22,468,000, which reflects the carrying value of our retained interest in asset-backed securities. As of that date, Brooke Credit had borrowed $13,928,000 from commercial banks to fund this investment.

In connection with the recognition of non-cash gains for the interest benefits of asset-backed securities sales, the present value of future cash flows were recorded as an interest receivable asset and included on the balance sheet as part of the investment securities balance. Components of the interest receivable asset as of March 31, 2005 were as follows (in thousands):

Estimated cash flows from interest income	$11,020
Less:
Estimated credit losses	(1,411)
Discount to present value	(2,800)

Carrying Value of Retained Interest in Asset-Backed Securities	$6,809

Income Before Income Taxes Brooke Credit’s income before income taxes increased $3,027,000, or 4,657%, to $3,092,000 in the first quarter of 2005 from $65,000 in the first quarter of 2004 because gains on sale of notes receivable increased $3,108,000, primarily from a securitization of notes receivable.

Loan Quality

No amounts of recourse loans and loans associated with securitizations were charged off for the period ended March 31, 2005 and no loans were delinquent 30 days or more as of March 31, 2005, primarily because loan payments generally are deducted from commissions received by Brooke Franchise prior to payment of commissions to the borrower and most other creditors. We believe that credit problems on recourse and securitized loans are more likely to be identified when Brooke Franchise collects franchisees’ monthly statement account balances than by monitoring Brooke Credit’s loan delinquencies.

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

Brooke Corporation	48

Insurance Brokerage Segment

Financial Information Financial information relating to Brooke Brokerage and our Insurance Brokerage Segment is as follows (in thousands, except percentages):

	Quarter Ended March 31, 2005	2005 % Increase (decrease) over 2004	Quarter Ended March 31, 2004
Revenues
Insurance commissions	$1,737	11%	$1,569
Policy fee income	360	2	352
Insurance premiums earned	158	(28)	220
Interest income	34	209	11
Other income	57	(26)	77

Total revenues	2,346	5	2,229
Expenses
Commission expense	658	20	547
Payroll expense	964	11	870
Depreciation and amortization	123	62	76
Other operating expenses	538	17	461

Total operating expenses	2,283	17	1,954
Income from operations	63	(77)	275
Interest Expense	85	(64)	237

Income before income taxes	$(22)	(158)%	$38

Total assets (at period end)	13,655	6	12,851

Commission Revenues Insurance commissions, primarily from policies sold on a non-exclusive wholesale basis through insurance agents, increased $168,000, or 11%, to $1,737,000, in the first quarter of 2005 from $1,569,000 in the first quarter of 2004. Brokerage insurance commissions increased primarily as the result of access to more insurance companies and payment of additional commissions to insurance agents.

Commission expense paid to Brooke Brokerage’s non-exclusive insurance agents, increased $111,000, or 20%, to $658,000, in the first quarter of 2005 from $547,000 in the first quarter of 2004. Commission expense increased because insurance commission income increased and insurance agents are typically paid a share of commission income. Commission expense represented approximately 38% and 35%, respectively, of Brooke Brokerage’s total insurance commission income for the three months ended March 31, 2005 and 2004. Commission expense increased more than insurance commission income because, in some instances, Brooke Brokerage increased the share of commissions paid to insurance agents.

Profit sharing commissions, or Brooke Brokerage’s share of insurance company profits paid by insurance companies on policies written by non-exclusive insurance agents, increased $81,000, or 35%, to $314,000, in the first quarter of 2005 from $233,000 in the first quarter of 2004. Profit sharing commissions increased primarily because overall insurance company profits increased on policies written by Brooke Brokerage’s non-exclusive insurance agents. Profit sharing commissions represented approximately 18% and 15%, respectively, of Brooke Brokerage’s insurance commissions for the three months ended March 31, 2005 and 2004.

Policy fee income increased $8,000, or 2%, to $360,000, in the first quarter of 2005 from $352,000 in the first quarter of 2004. Policy fee income represented approximately 21% and 22%, respectively, of Brooke Brokerage’s insurance commissions for the periods ended March 31, 2005 and 2004.

Net commission refund expense, or the estimated amount of Brooke Brokerage’s share of wholesale commission refunds due to policyholders resulting from future policy cancellations, did not change in the first quarter of 2005 because cancellation rates decreased in spite of the increase in insurance commissions. As of March 31, 2005 and December 31, 2004, Brooke Brokerage recorded corresponding total commission refund liabilities of $455,000 and $455,000, respectively.

Brooke Corporation	49

Underwriting Revenues Part of Brooke Brokerage’s strategy for increasing long-term profitability is to reinsure selected hard-to-place and niche insurance policies placed by Brooke Brokerage with unaffiliated insurance companies to unaffiliated policyholders through The DB Group, LTD., a captive insurance company subsidiary wholly owned by Brooke Brokerage. As of March 31, 2005, Brooke Brokerage had not reinsured any policies written through The DB Group and no premium revenues were recorded by The DB Group.

Brooke Brokerage has also established DB Indemnity, LTD., a captive insurance company wholly owned by Brooke Brokerage, to insure a portion of Brooke Franchise’s professional liability exposure and to provide financial guaranty insurance for Brooke Credit. Although unlikely to have a significant effect on Brooke Brokerage’s long-term profitability, the issuance of policies through DB Indemnity to insure a portion of Brooke Franchise’s professional liability exposure is important to Brooke franchisees, who pay the corresponding premiums. Also, the financial guaranty policies issued through DB Indemnity are important to Brooke Credit’s participating lender investors; the corresponding premiums are paid by Brooke Credit’s borrowers.

The professional liability insurance written by DB Indemnity is important to Brooke’s franchisees because this insurance provides them with additional “errors and omissions” coverage in excess of Brooke’s third-party insurance. Brooke’s franchisees pay the corresponding premiums on this additional coverage. The financial guaranty insurance written by DB Indemnity is important to Brooke Credit’s participating lender investors because it provides a limited amount of additional protection for these lenders in the event of borrower default. The premiums on the financial guaranty insurance are paid by Brooke Credit’s borrowers. The issuance of both the professional liability insurance and financial guaranty insurance policies are not expected to have a significant effect on Brooke Brokerage’s long-term profitability.

DB Indemnity premiums decreased $62,000, or 28%, to $158,000 in the first quarter of 2005 from $220,000 in the first quarter of 2004. Net premiums decreased primarily because less financial guaranty policies were issued to Brooke Credit as the result of increased use of bank lines of credit. DB Indemnity has not incurred any claims or loss expense since beginning operations. As of March 31, 2005 and December 31, 2004, DB Indemnity recorded corresponding total reserves of $703,000 and $719,000, respectively.

Income Before Income Taxes Brooke Brokerage’s income before income taxes decreased $60,000, or 158%, to $(22,000) in 2005. Although overall insurance commissions at Brooke Brokerage increased, revenues at the CJD & Associates subsidiary decreased. Because CJD & Associates typically pays out a relatively low percentage of its revenues to retail brokers, the decline in revenues at the subsidiary had an adverse impact on Brooke Brokerage’s overall profitability.

Liquidity and Capital Resources

Our cash and cash equivalents were $20,582,000 as of March 31, 2005, an increase of $821,000 from the $19,761,000 balance at December 31, 2004. During the first quarter of 2005, net cash of $20,228,000 was provided by operating activities which primarily resulted from a $15,192,000 decrease in notes receivables from the sale and securitization of loans. Net cash of $6,613,000 was used by investing activities which primarily resulted from a $9,043,000 purchase of securities related to securitization of notes receivables. Net cash of $12,794,000 was used by financing activities which primarily resulted from a $25,700,000 payment on bank loans with proceeds from the sale and securitization of loans.

Our current ratios (current assets to current liabilities) were 1.68 and 1.49, respectively, as of March 31, 2005 and December 31, 2004. The increase in our current ratio primarily results from the issuance of long-term debt for the purchase of investment securities related to the securitization of notes receivable during the first quarter of 2005. Our current ratio will be adversely affected if business inventory increases, seller loan balances are prepaid, or additional notes are retained in our portfolio.

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

Our “Other Assets” account balances totaled $8,668,000 and $8,719,000 as of March 31, 2005 and December 31, 2004, respectively, and are comprised primarily of intangible accounts such as amortizable intangible assets and servicing assets. If our total assets are adjusted to exclude Other Assets, then our total liabilities exceeded our total adjusted assets by $1,383,000 as of December 31, 2004, and total adjusted assets exceeded total liabilities by $1,126,000 as of March 31, 2005. Future

Brooke Corporation	50

acquisitions by us will likely increase the Other Assets account balances and will likely result in total liabilities exceeding adjusted total assets in future periods. Our “Investment in Businesses” account balances of $343,000 and $1,022,000 as of March 31, 2005 and December 31, 2004, respectively, represent the cost, or market value if lower, of businesses, primarily insurance agencies, held in inventory for resale to franchisees. Although intangible, business inventory is not included in “Other Assets”. We believe that business inventory assets differ from other intangible assets, because business inventory is typically held for a relatively short period of time and has a recently demonstrated value.

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

Capital Commitments

The following summarizes our contractual obligations as of March 31, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term borrowings	$15,992	$15,992	—	—	—
Long-term debt	53,735	12,818	$23,725	$10,727	$6,465
Interest payments	11,451	4,146	4,699	1,982	624
Capital leases (facilities)	630	75	255	300	—
Operating leases (facilities)	7,185	2,049	4,678	458	—
Other contractual commitments	5,557	1,522	3,193	842	—

Total	94,550	36,602	36,550	14,309	7,089

Our principal capital commitments consist of bank lines of credit, term loans, secured bonds, deferred payments to business sellers and obligations under leases for our facilities. We have entered into enforceable, legally binding agreements that specify all significant terms with respect to the contractual commitment amounts in the table above.

Critical Accounting Policies

Our established accounting policies are summarized in footnote number 1 to our consolidated financial statements for the three-month periods ended March 31, 2005 and 2004. As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles.

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

Brooke Corporation	51

Off Balance Sheet Arrangements

As part of our ongoing operations, we engage in the sale of loan participation interests in individual loans to banks and financial companies and the securitization of pools of insurance agency loans. The sale of loan participations and loan securitizations has resulted in the removal of a significant amount of loans from our balance sheet. The loan participation sales and securitizations enable us to:

•	Reduce our capital investment in our financing subsidiary;

•	Reduce credit risk by removing loans from the balance sheet;

•	Recognize gains on sales of loans; and

•	Fund additional loans.

When the sale of a loan is classified as a true sale pursuant to the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” gains or losses are recognized, loans are removed from the balance sheet and residual assets, representing the present value of future cash flows from the interest and servicing spread, are recorded. Future cash flows are reduced by the amount of estimated credit losses and notes receivable prepayments, based on management’s assumptions and estimates. Of the loans sold, at March 31, 2005 and December 31, 2004, $171,471,000 and $138,740,000, respectively, were accounted for as sales because the transfers met the criteria established by SFAS 140. Purchasers of these note receivables obtained full control over the transferred assets (i.e. notes receivables) and obtained the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivables. Furthermore, the agreements to transfer assets do not entitle, or obligate, us to repurchase or redeem the notes receivable before their maturity except in the event of an uncured breach of warranty.

When we sell loans, we generally retain interest and servicing income. Gain or loss on sales of the notes receivable depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest and servicing assets based on their relative fair value at the date of transfer. When we recognize non-cash gains for the servicing benefits of loan participation sales, we book that amount as a loan servicing asset on our balance sheet. This amount is equal to our estimate of the present value of future cash flows resulting from the servicing spread. We recognize such assets only when the income allocated to our servicing responsibilities exceeds our cost of servicing, which we typically estimate at .25% of the loan value being serviced.

On loan participations, we are typically paid annual servicing fees ranging from .25% to 1.375% of the outstanding loan balance. In those instances whereby annual service fees paid to us are less than the minimum cost of servicing, which is estimated at .25% of the outstanding balance, a servicing liability is recorded. Additionally, we often retain interest income. Our right to interest income is not subordinate to the purchaser’s interests and we share interest income with purchasers on a pro rata basis. Although not subordinate to the purchaser’s interests, our retained interest is subject to credit and prepayment risks on the transferred assets. Additionally, on loan participations sold with recourse, our retained interest is subject to credit risk on the transferred assets.

Components of the loan servicing asset, servicing liability, interest receivable asset relating to loan participation sales as of March 31, 2005 were as follows (in thousands):

	Servicing Asset	Servicing Liability	Interest Receivable Asset
Estimated cash flows from loan servicing fees/interest income	$5,234	$0	$2,560
Less:
Servicing expense	(933)	53
Estimated credit losses*			(77)
Discount to present value	(1,648)	(15)	(195)

Carrying Value	$2,653	$38	$2,288

*	Estimated credit losses from liability on sold recourse loans with balances totaling $4,257,000 as of March 31, 2005. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Brooke Corporation	52

On loan securitizations, we are typically paid annual servicing fees ranging from .10% to .25% of the outstanding securitized loan balances. Additionally, we often retain interest income. Our right to interest income is subordinate to the investor’s interests. As such, our retained interest is subject to credit and prepayment risks on the transferred assets. Components of the interest receivable asset as of March 31, 2005 were as follows (in thousands):

Estimated cash flows from interest income	$11,020
Less:
Estimated credit losses	(1,411)
Discount to present value	(2,800)

Carrying Value of Retained Interest in Asset-Backed Securities	$6,809

The terms of Brooke Credit’s securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. Brooke Credit retains ownership of the resulting subordinate interest in the loan pool and borrows money from commercial banks to fund this investment. Brooke Credit therefore retains a credit exposure in each loan pool. As of March 31, 2005, Brooke Credit had subordinate investment interest in loan pools totaling $22,468,000, which reflects the carrying value of our retained interest in asset-backed securities. As of that date, Brooke Credit had borrowed $13,928,000 from commercial banks to fund this investment.

In March 2005, Brooke Credit Corporation sold $40,993,000 of loans to a qualifying special purpose entity, Brooke Capital Company, LLC. This sale represents a loan securitization in which servicing and interest were retained. Of the loans sold, $32,000,000 of asset-backed securities were issued to accredited investors by Brooke Capital Company, LLC. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of the interest receivable retained were recorded on the Company’s books as a security with balances of $12,661,000 for the quarter ended March 31, 2005. This security is comprised of retained interest totaling $3,618,000 and retained equity in the special purchase entity totaling $9,043,000.

The following table reports for each of our four securitizations: (1) the amount of loans sold to a qualifying special purpose entity, (2) the amount of asset-backed securities issued as a part of the securitization, (3) the fair value of the difference between loans sold and securities issued to accredited investors and the fair value of the interest receivable retained recorded as a security for the period ended March 31, 2005, (4) the portion of the security comprised of retained interest, and (5) the portion of the security comprised of retained equity in the special purchase entity.

Securitization Table

Date of Securitization	Loans Sold	Asset-Backed Securities Issued	Servicing Income	Fair Value	Retained Interest	Retained Equity
April 2003	$15,825,000	$13,350,000	$2,000	$3,462,000	$430,000	$3,032,000
Nov 2003	23,526,000	18,500,000	3,000	6,878,000	907,000	5,971,000
June 2004	24,832,000	20,000,000	3,000	6,275,000	1,854,000	4,421,000
March 2005	40,993,000	32,000,000	0	12,661,000	3,618,000	9,043,000

At March 31, 2005 and December 31, 2004, we had transferred assets with balances totaling $171,471,000 and $138,740,000, respectively, resulting in pre-tax gains for the periods ended March 31, 2005 and 2004 of $2,912,000 and $(195,000), respectively.

Brooke Corporation	53

Of the business and real estate loans at March 31, 2005 and December 31, 2004, $4,257,000 and $3,733,000, respectively, in loans were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. At March 31, 2005, all such recourse loans: a) had no balances more than 60 days past due; b) had adequate collateral; c) and were not in default.

The Financial Accounting Standards Board intends to reissue the exposure draft, “Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of FASB Statement No. 140,” during the third quarter of calendar year 2005. The purpose of the proposal is to provide more specific guidance on the accounting for transfers of financial assets to a qualified special purpose entity. Provisions in the first exposure draft, as well as tentative decisions reached by the Board during its deliberations, may require the Company to consolidate its current qualified special purpose entities. The provisions of the exposure draft are subject to FASB due process and are subject to change. We will continue to monitor the status of the exposure draft, and consider changes, if any, to current structures as a result of the proposed rules.

Recently Issued Accounting Pronouncements

See footnote number 17 to our consolidated financial statements for a discussion of the effects of the adoption of new accounting standards.

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

A significant change in the credit markets could also have an adverse impact on our operations. Our lending operations depend on our ability to sell either loan participation interests or securities backed by our insurance agency loans to banks and finance companies. Several factors will affect our ability to sell participation interests in our loans and to complete securitizations, including:

•	conditions in the securities markets, generally;

•	conditions in the asset-backed securities markets;

•	the credit quality and performance of our financial instruments and loans;

•	our ability to adequately service our financial instruments and loans; and

•	the absence of any material downgrading or withdrawal of ratings given to securities previously issued in our securitizations.

A significant change in interest rates or in the willingness to extend credit could have a significant and adverse impact on our ability to make loans and, by extension, to continue expanding our agency network.

A significant change in interest rates could also affect the cash flows associated with our servicing assets and liabilities; our retained interest assets related to our loan participation and securitization sales; and the value of our investment in the subordinate interests in our securitizations. We make certain assumptions about the rate of prepayment by our borrowers and the credit losses of our loan portfolio. In the event of a sudden increase in interest rates, it is reasonable to expect that credit losses would increase, as our borrowers found it increasingly costly to make their interest payments. Our assumptions about the prepayment rates on loans could also be subject to change in the event of a sudden increase or decrease in interest rates.

Our business is also dependent on the cyclical pricing of property and casualty insurance, which may adversely affect our franchisees’ performance and, thus, our financial performance. Our franchisees primarily derive their revenues from commissions paid by insurance companies, which commissions are based largely on the level of premiums charged by such insurance companies. In turn, we earn fees from our franchisees based upon the commissions earned by our franchisees. Because these premium rates are cyclical, our financial performance is dependent, in part, on the fluctuations in insurance pricing. Although the current insurance market generally may be characterized as “soft,” with a flattening or decreasing of premiums in most lines of insurance, it is likely that insurance pricing will decrease further in the future, subjecting us to lower commissions on the insurance placed by our franchisees.

A steep decline in insurance pricing could have a significant and adverse impact on our franchisees, because the commissions that they earn would likely decrease along with insurance pricing. That adverse impact would likely reduce our share of our franchisees insurance commissions and could also hurt our franchisees ability to make timely payment of principal and interest on our loans.

A general decline in economic activity in the United States or in one of the states or geographic regions in which we operate, such as California, Texas, the Southwest, Midwest or Southeast, could also affect our results and financial condition. An adverse change in economic activity could reduce the ability of individuals and small businesses – the key customers for our franchisees – to purchase insurance and other financial services. In such event, the revenue growth rate of our franchisees could flatten or decline, in turn reducing our revenues and hurting our franchisees’ ability to make timely interest and principal payments on their loans.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or the notes thereto.

Brooke Corporation	54

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We originate loans which will generally be sold to funding institutions as participation interests or to accredited investors as asset-backed securities. The majority of the loans are adjustable-rate loans based on a prime rate plus a margin and interest rate changes will impact their value, and may impact credit losses and prepayments associated with the loans. A significant rise in interest rates may result in an increase in credit losses. A significant decrease in interest rates may result in an increase in prepayment speed. When loans are sold, and the sale of participation interests or asset-backed securities is classified as a true sale, we record a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans, net of prepayment and credit loss assumptions. When the sale of a loan participation interest is accounted for as a true sale, we retain servicing responsibilities for which we receive annual servicing fees based on a percentage of the outstanding balance. The gain or loss associated with loan servicing is determined based on present value calculations of future cash flows from the servicing the underlying loans, net of prepayment assumptions. The present value calculations of future cash flows of underlying loans and future cash flows from the servicing of underlying loans are based in part on management’s estimates of discount rates. Underlying loans with adjustable interest rates are evaluated separately from loans with fixed interest rates. A significant rise in interest rates could adversely affect the Company’s business financial condition and results of operation.

At March 31, 2005, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year were as follows (rates per annum):

	Business Loans (Adjustable Rate Stratum)*	Business Loans (Fixed- Rate Stratum)
Prepayment speed	10%	8%
Weighted average life (months)	137	66
Expected credit losses	.50%	.21%
Discount rate	8.5%	8.5%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans, the rate is adjusted annually on December 31st. Beginning in the third quarter of 2004, contract terms on new loans are adjusted monthly or daily to an index as noted above.

Brooke Corporation	55

At March 31, 2005, assumptions relating to discount rate and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(in thousands)	Business Loans (Adjustable Rate Stratum)	Business Loans (Fixed Rate Stratum)
Discount rate (annual)	8.5%	8.5%
Impact on fair value of 10% adverse change	(434)	(3)
Impact on fair value of 20% adverse change	(752)	(6)

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a discount rate assumption on the value of the retained interests and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for discount rate are calculated on the Company’s retained interests and servicing assets on loans sold totaling $170,797,000.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in discount rate assumptions.

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Adjustable Rate Stratum		Fixed Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$5,234	$5,234	$129	$129
Servicing expense	(933)	(933)	(121)	(121)
Discount of estimated cash flows	(1,785)	(1,860)	(4)	(4)

Carrying value of servicing asset after effect of increases	2,516	2,441	4	4
Carrying value of servicing asset before effect of increases	2,648	2,648	4	4

Decrease of carrying value due to increase in discount rate	$(132)	$(207)	$—	$—

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest Only Strip Receivable, including retained interest carried in Securities balance)

	Adjustable Rate Stratum		Fixed Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$13,423	$13,423	$181	$181
Estimated credit losses	(1,485)	(1,485)	(3)	(3)
Discount of estimated cash flows	(3,309)	(3,552)	(15)	(18)

Carrying value of retained interests after effect of increases	8,629	8,386	163	160
Carrying value of retained interests before effect of increases	8,931	8,931	166	166

Decrease of carrying value due to increase in discount rate	$(302)	$(545)	$(3)	$(6)

Brooke Corporation	56

At this time, we do not utilize derivative instruments to hedge against changes in interest rates or for any other purpose.

Item 4.	Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 6.	Exhibits.

The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-K:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Brooke Corporation	57

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act 934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 23, 2005	BROOKE CORPORATION

	By:	/s/ Robert D. Orr
Robert D. Orr, Chief Executive Officer

	By:	/s/ Leland G. Orr
Leland G. Orr, Chief Financial Officer

Brooke Corporation	58

TABLE OF CONTENTS OF EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

[1]	Filed herewith.

Brooke Corporation	59