Form 10-K/A
period 2004-12-31
BROOKE CORP
filed 2005-07-28
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

BROOKE CORPORATION

ANNUAL REPORT OF FORM 10-K/A-1 TO THE UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED DECEMBER 31, 2004

EXPLANATORY NOTE

This Form 10-K/A-1 amends our Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 31, 2005. We are filing this Form 10/K/A-1 in response to comments received by us from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission and to conform certain disclosures contained in our Form 10-K to those disclosures made in our pending registration statement on Form S-1. Changes in response to the staff’s comments are included on Items 7 and 8 to our Form 10-K. Conforming changes appear in Items 1, 4A, and 6 to our Form 10-K.

In addition, in connection with the filing of this Form 10-K/A-1 and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Form 10-K/A-1 certain currently dated certifications.

This Amendment presents the 2004 Form 10-K, as amended, in its entirely, but does not reflect any substantial changes or update the disclosure in the 2004 Form 10-K in any way other than as required or appropriate to reflect the changes discussed above. Furthermore, it does not reflect events occurring after the filing of the 2004 Form 10-K on March 31, 2005.

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

While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons. These risks and uncertainties are discussed in more detail under “Business” (including, but not limited to, the subsection therein entitled “Risk Factors”) and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this report and include, but are not limited to:

•	A significant part of our business strategy involves adding new franchise locations, and our failure to grow may adversely affect our business, prospects, results of operations and financial condition.

•	Our franchisees’ financial performance may adversely affect their ability to repay amounts due to us.

•	Our financial condition could be adversely affected if we are unable to fund our loans through sales to third parties.

•	We make certain assumptions regarding the profitability of our securitizations which may not prove to be accurate.

•	The value of the collateral securing our loans to borrowers may be adversely affected by our borrowers’ actions.

•	Potential litigation and regulatory proceedings regarding commissions, fees, contingency payments, profit sharing and other compensation paid to brokers or agents could materially adversely affect our financial condition.

•	We are dependent on key personnel.

•	We may be required to repurchase loans sold with recourse or make payments on guarantees.

•	We have experienced material weaknesses in our internal controls.

•	Efforts to comply with the Sarbanes-Oxley Act will entail significant expenditures; non-compliance with the Sarbanes-Oxley Act may adversely affect us.

•	We compete in a highly regulated industry, which may result in increased expenses or restrictions in our operations.

We expressly disclaim any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in our views or expectations, or otherwise. We make no prediction or statement about the market performance of our shares of common stock.

PART I

ITEM 1. BUSINESS.

We sell property and casualty insurance, and other services to individuals and small businesses through our network of over 385 franchised locations. We provide our franchisees with wealth creation opportunities associated with independent business ownership while offering operational assistance more typical of a large insurance distribution company. In exchange for initial franchise fees and a share of ongoing revenues, through Brooke Franchise, we provide our franchise agencies with access to the products of many leading insurance companies, marketing assistance and administrative support. As part of our strategy, we lend to our franchisees, through Brooke Credit, to fund the acquisition of franchises or the start up of new franchises. Through Brooke Brokerage, we act as a wholesale insurance broker for both unaffiliated agents and our franchise agents. We also conduct limited self-insurance operations and are positioned to conduct reinsurance operations through our Bermuda captive insurance companies.

For the year ended December 31, 2004, we had total operating revenues and net income of $101,923,000 and $6,694,000 compared to $65,967,000 and $4,160,000, respectively, for the year ended December 31, 2003.

Brooke Franchise Corporation

Brooke Franchise is one of the largest franchisors of property and casualty insurance agencies in the United States, based on number of locations. We offer to our franchise network access to the products of many leading insurance carriers, marketing and business management support, back office assistance, financial management tools and association with an emerging brand identity. According to Entrepreneur Magazine, January 2005, we were ranked first in our industry category of franchisors of miscellaneous financial services based on factors such as financial strength, stability, growth rate and size of system.

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

Based on commission revenue for the year ended December 31, 2004, we generated approximately 65% of our retail commission income from personal lines insurance such as auto and homeowners insurance and approximately 35% from commercial lines insurance such as business owners insurance. The following table shows revenues generated through our network of franchise locations by business specialty for the year ended December 31, 2004 (in thousands):

Specialty	Year ended December 31, 2004
General Insurance	$35,876
Auto Insurance	18,340
Financial Services	1,104
Final Expense/Funeral Services	2,299
Insurance commissions	$57,619

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

Support for our franchisees. We offer to our franchisees business opportunities and efficiencies more typical of a large company and other resources, including:

Access to the products of leading insurance carriers. As a general matter, insurance companies require their independent agents to produce specified minimum premium volumes in order to continue selling their products. While smaller insurance agencies can generally meet such minimum premium volumes for one or even a few carriers, it is often difficult for such insurance agencies to meet these minimum requirements for many carriers, thereby limiting the agent’s ability to offer an array of insurance products. We aggregate the insurance premium volumes generated by our franchisees, approximately $450,000,000 for the year ended December 31, 2004, in order to gain access to the insurance products of hundreds of insurance companies, including 10 of the 15 largest property and casualty insurers in the United States, as measured by net premiums written, such as Chubb, St. Paul Travelers, Hartford and American International Group, and other national carriers such as Safeco and Met Life Auto and Home. This consolidated purchasing power generally allows our franchisees to have far more insurance products to sell than they would have on their own.

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

Business administration. We provide a range of administrative support services to our franchisees that enhance operating efficiency. First, we provide cash management services such as daily consolidation of all cash collected by franchisees and reconciliation of sales commissions and other revenue to the franchisee’s account statement. As part of our cash management services, we also make short-term commission advances to our franchisees, which we expect to be repaid within 120 days. As of December 31, 2004, there was approximately $2,228,000 of principal amount of these commission advances outstanding, of which $1,576,000 had been outstanding for more than 120 days. Second, we store our franchisees’ customer documents as electronic images and maintain customer name and address data for accurate ownership identification. Third, we have established buying groups to assist our franchisees in the purchase of office equipment, supplies and services at bulk discounted rates that may otherwise be unavailable to them.

Financial discipline. We work with our franchisees to devise budgets and action plans to help enhance agency performance. We monitor our franchisees’ performance and work with our franchisees to address negative operating trends. As a result, we generally can identify those franchisees who may have difficulty in meeting their obligations to Brooke Credit or who may become unable to repay short-term commission advances within the specified 120 day period. In cases where we identify financial or operational problems, we generally can instill greater financial discipline by establishing expense controls, making changes in management or, in severe cases, assuming day-to-day operating control of the franchise.

Buyers assistance. We assist our franchisees in the acquisition and conversion of businesses into our franchises. Our services include pre-closing inspections, human resources reviews, facilities and operations reports, marketing and training plan development and operational consulting. Further assistance provided includes our payment for signage, mass media advertising and direct mail advertising expenses.

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

Business model. We generate revenues through our network of franchise locations in the following ways:

Share of ongoing revenues. As part of our franchise relationship, we receive a percentage of the ongoing revenues of each franchisee, which is generally 15% of our insurance agency franchisees’ revenues. In most cases, we receive cash commission payments directly from the insurance companies that write the policies sold by our franchisees. We then remit to our franchisees the balance of the commissions, net of any loan payments, other amounts owed to us and our percentage of these commission revenues.

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

The following table shows the revenues and fees we received from our franchisees for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Year ended December 31,
	2004	2003	2002
Share of Ongoing Revenues(1)	$13,233	$6,421	$3,759
Initial Franchise Fees
Basic Services	8,795	425	0
Buyers Assistance	8,122	8,147	3,954
Start Up Assistance	0	0	0
Seller Consulting Fees	5,236	4,109	1,589
(1)	Share of ongoing revenues represents Brooke Franchise’s insurance commissions less commission expense.

Brooke Credit Corporation

Brooke Credit specializes in lending to our franchisees to fund the acquisition of our franchises, initial franchise fees, and, in certain cases, working capital needs. We also extend credit to borrowers to acquire non-franchised businesses such as captive Allstate insurance agencies and funeral homes. We believe that our acquisition financing, which can be difficult for insurance entrepreneurs to access, helps facilitate independent ownership and helps us to grow our franchise network.

Business model. Brooke Franchise assists Brooke Credit in monitoring our borrowers’ business performance, identifying negative operating trends and providing management expertise to address these trends. To reduce our risk of loss on loans made to our franchisees, we have developed tools to preserve collateral and mitigate losses, including:

Receipt of cash directly from insurers. When our franchisees sell an insurance policy, the insurance carrier, in most cases, pays the commission directly to us, not to our franchisee. We deduct our percentage of the revenues, monthly loan payments and any other amounts owed to us before we distribute the balance to our franchisees.

Ability to monitor our franchisees and take action. In addition to controlling the initial receipt of our franchisees’ commission revenues, we help our franchisees set budgets, control operating expenses and develop marketing plans. We review reports monthly and have daily access to financial data on our franchisees, which enables us to identify potential shortfalls in cash flow at a relatively early stage. In cases where we identify financial or operational problems, we generally are able to take prompt corrective action, such as establishing greater expense controls or, in severe cases, assuming day-to-day operating control of the franchise.

Loan underwriting. In determining whether to make a loan, we conduct a thorough review of a potential borrower, including risk profiling and personality testing. We also analyze revenue, supplier relationships, marketing activities, producer relationships and customer retention.

Back-office administration. Our franchise agreements require that we provide trust accounts for customer receipts, centralized storage of customer files, and accounting for and disbursement of revenues. In the event that we must assume operating control over a franchisee borrower, we have the information and records necessary for continued operations.

Loan origination. We originate loans primarily through referrals from Brooke Franchise because of its extensive recruiting review process and its franchisee management systems. We also have originated loans through submissions from loan brokers who we believe have access to high quality borrowers in businesses such as insurance agencies and funeral homes. The following table shows information regarding our loans as of or for the years ended December 31, 2004, 2003 and 2002, as the case may be (dollars are shown in thousands):

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

No amounts of recourse loans or loans associated with securitizations were charged off during the year ended December 31, 2004 and no such loans were delinquent 60 days or more as of December 31, 2004. Of inventory loans, principal balances of approximately $135,000 were 60 or more days past due as of December 31, 2004, but no such loans had been charged off. However, we believe that credit problems of our borrowers are more likely to be identified when Brooke Franchise collects franchisees’ monthly statement account balances than by monitoring Brooke Credit’s loan delinquencies.

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

Loan funding. We fund our loans primarily by selling participation interests in individual loans and selling investments in pools of our loans to a network of 85 commercial banks and finance companies that we have developed. Although traditional lenders typically avoid making acquisition and other loans to insurance agencies directly, our network of funding institutions has been willing to purchase loans from Brooke Credit because of our collateral preservation and loss mitigation tools. To provide short-term financing for our lending operations, in August 2004, we secured a $50 million line of credit through DZ Bank AG Deutsche Zentral-Genossenschaftsbank. As of December 31, 2004, we had approximately $26,178,000 in loans pledged in connection with this line of credit and approximately $25,908,000 available under this line of credit. We expect that this line of credit will be repaid substantially in full upon the completion of each sale of securities backed by a pool of our loans.

Included in our funding programs are: a non-rated participation funding program; a self insured funding program; and a rated securitization funding program. First, our non-rated participation program involves the sale of non recourse loan participation interests in individual loans to our network of commercial banks and finance companies. The sole source of repayment is our borrowers. Second, our self insured funding program involves the sale of non recourse participation interests in loans that are insured by a financial guaranty policy issued by one of our captive insurance companies. The financial guaranty policy provides coverage, under certain circumstances, for participating lenders, and the policy premiums are paid by our borrowers as part of the loan closing costs. The financial guaranty policy covers actual losses experienced by participating lenders after full liquidation of collateral and application of liquidation proceeds to loan balances and collection costs. Coverage is subject to a maximum of up to $5,000,000 and a deductible equal to 1% of the original principal amount and expires when 50% of the principal balance is repaid. Finally, our rated securitization funding program involves the sale of securities backed by a pool of our loans. Under a typical securitization of these loans, we sell a pool of secured loans to a special purpose entity, generally a limited liability company. The special purpose entity, in turn, usually issues securities that are collateralized by the pool and the holders of those securities are entitled to participate in certain pool cash flows. We have sold four issues of such securities backed by insurance agency loan assets, all of which have an “A” rating from Standard & Poor’s Ratings Services.

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

We believe that engaging in insurance brokerage allows us to support our franchisees by providing services that would otherwise be provided by a third party. As a result, we are able to generate additional revenues without placing additional costs on our franchisees. We place business with approximately 10 major carriers and syndicates including Scottsdale Insurance Company, ACE INA Group of Companies, Penn America and Penn Select Insurance Companies, United National Insurance Company, Wind River Insurance Company, Nautilus Insurance Company, Sagamore Insurance Company, and Lloyds of London syndicates.

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

Typical Transaction

We create new franchises primarily by either converting existing insurance agencies into franchises or by helping entrepreneurs to form new franchise agencies. In both “conversion” and “start up” franchise transactions, we generate revenues through initial franchise fees and through receipt of an ongoing share of the franchisee’s revenues. In conversion franchise transactions, we also may earn a fee from the seller of the conversion agency. In a typical conversion transaction, we:

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

In a typical start up transaction, we identify a qualified entrepreneur, enter into our franchise agreement with the entrepreneur, assist in the opening of the new location and provide short-term financing. After the start-up franchise’s first year of operations, we extend permanent financing to qualified start-up franchisees on terms generally similar to those provided in a conversion transaction.

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

Suppliers

Most of our revenues currently result from our franchisees’ sales of insurance policies. As such, our primary suppliers are insurance companies, and we have direct and indirect agency relationships with several hundred insurance companies, including several of the leading writers of personal lines and commercial insurance in the United States. Our largest suppliers include Progressive Insurance, Safeco Insurance Company, St. Paul Travelers, Allied Insurance Company, and Employers Mutual Companies, which together account for approximately 32% of the commissions generated by our franchisees. We have agency agreements with each of the suppliers listed above.

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

We have credit exposure with respect to loans made to our franchisees and with respect to our franchisees’ monthly statement balances. We lend money to our franchisees to acquire businesses and, in addition, we assist our franchisees by financing cyclical fluctuations of revenues, receivables and payables with commission advances. We record these advances on our franchisees’ monthly statements and also grant temporary extensions of due dates for franchisee statement balances owed by franchisees to us. Our franchisees depend on commission income to pay amounts due to us in respect of their loans and in respect of their statement balances. If our franchisees’ businesses are not successful, they may be unable to pay statement balances to us and may be unable to repay their loans, either of which would have a detrimental effect on us.

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

The ability of our borrowers to repay loans made to them by our finance subsidiary may be adversely affected by an increase in market interest rates.

The loans we make to our franchisees and other borrowers through Brooke Credit typically bear interest at a variable or floating interest rate. To the extent that market interest rates increase, our borrowers may be unable to make debt service payments. As a result, an increase in market interest rates will increase the risk of default on the loans made by us.

Our financial condition could be adversely affected if we are unable to fund our loans through sales to third parties.

In an effort to broaden our funding sources and to provide an additional source of liquidity, we have sold participation interests in our loans and have accessed, and intend to attempt to continue to access, the asset-backed securitization markets.

Under a typical asset-backed securitization, we sell a “pool” of secured loans to a special-purpose entity, generally a limited liability company. The special-purpose entity, in turn, typically issues securities that are collateralized by the pool and the holders of the securities are entitled to participate in certain pool cash flows. Several factors will affect our ability to sell participation interests in our loans and to complete securitizations, including:

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

In a securitization or participation sale transaction, we may recognize a gain on sale resulting from related retained interest and/or servicing rights in the securitized pool or loan when we sell the assets. The value assigned to the retained interest and/or servicing asset depends upon certain assumptions we make about future performance of the securitized loan portfolio or participation loan, including the level of credit losses and the rate of prepayments. If actual credit losses or prepayment rates differ from the original assumptions, the value of the retained interest and/or servicing asset may decrease materially. The value of the retained interest and/or servicing asset may also decrease materially as a result of changes in market interest rates.

In addition, changes in the volume of assets securitized or loan participations sold due to our inability to access the asset-backed securitization markets, or other funding sources, could have a material adverse effect on our business, financial condition and results of operations. Decreases in the value of the retained interests and/or servicing asset in securitizations that we have completed or loan participations we have sold due to market interest rate fluctuations or higher than expected credit losses on prepayments also could have a material adverse effect on our business, financial condition and results of operations.

The value of the collateral securing our loans to borrowers may be adversely affected by our borrowers’ actions.

We make loans to franchisees and other borrowers through Brooke Credit primarily for the purpose of allowing them to acquire insurance agencies. These loans are secured by, among other things, insurance agency assets. Insurance agency assets in most cases are intangible, and the value of these assets may rapidly deteriorate if our borrowers do not adequately serve their customers or if the policies they offer are not competitively priced. Reduction in the value of such assets could result in these loans being inadequately secured, which could adversely affect us in the event of a default on these loans.

Carrier override and contingent or profit sharing commissions are difficult to predict, and any decrease in our receipt of such payments will adversely affect us.

We derive a portion of our revenues from carrier override and contingent or profit sharing commissions based upon the terms of the contractual relationships between our insurance companies and us. Carrier override commissions are commissions paid by insurance companies in excess of the standard commission rates on specific classes of business. These amounts may be but are not always contingent on achieving a specific premium volume or profitability of the business. Contingent or profit sharing commissions are commissions paid by insurance companies based on the estimated profit that the companies make on the overall volume of business that we place with such companies. We generally receive these contingent commissions in the first and second quarters of each year. We do not account for carrier overrides separately. However, contingent or profit sharing commissions accounted for approximately four percent of our total revenues for the year ended December 31, 2004.

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

Our franchisees are primarily engaged in insurance agency and brokerage activities and derive revenues from commissions paid by insurance companies, which commissions are based in large part on the amount of premiums paid by our franchisees’ customers to such insurance companies. In turn, we earn fees from our franchisees based upon the amount of such commissions payable by insurance companies, which fees make up a substantial portion of our revenues. Neither we nor our franchisees determine insurance premiums. Premium rates are determined by insurers based on a fluctuating market. Historically, property and casualty insurance premiums have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, which generally have an adverse effect upon the amount of commissions earned by our franchisees, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. The current insurance market generally may be characterized as “soft,” with a flattening or decreasing of premiums in most lines of insurance. As insurance carriers continue to outsource the production of premium revenue to independent brokers or agents, such as our franchisees, those insurance carriers may seek to reduce further their expenses by reducing the commission rates payable to our franchisees. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly undermine our franchisees’ and our profitability. A reduction in commission rates may significantly undermine our borrowers’ ability to repay loans to us. Because we do not determine the timing and extent of premium pricing changes, we cannot accurately forecast our commission revenues, including whether they will significantly decline. As a result, our budgets for future acquisitions, capital expenditures, credit loss reserves, dividend payments, loan repayments and other expenditures may have to be adjusted to account for unexpected changes in revenues.

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

Our goal is to recognize fewer gains on loan sales and more net interest revenue. As a result, our current liabilities are expected to increase because more loans will be funded through sales of participations that do not qualify as true sales and through our warehouse facility with DZ Bank AG Deutsche Zentral-Genossenschaftsbank. Our network of participating lenders may become uncomfortable with such an increase in current liabilities. As a result, we may not be able to sell participation interests in loans we originate on terms acceptable to us or at all, which would have a material adverse effect on our operations and prospects for growth.

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

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures; non-compliance with the Sarbanes-Oxley Act may adversely affect us.

The Sarbanes-Oxley Act of 2002 that became law in July 2002 and rules subsequently implemented by the Securities and Exchange Commission and the American Stock Exchange require changes to some of our accounting and corporate governance practices, including the requirement that we issue a report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act. If we are an accelerated filer (as defined in Exchange Act Rule 12b-2) as of June 30, 2005, we will be required to comply with Section 404 of the Sarbanes-Oxley Act by December 31, 2005, and if not an accelerated filer, by December 31, 2006. We expect these new rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and/or costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

We have experienced material weaknesses in our internal controls. If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm the value of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results will be harmed. We have, in the past, discovered and may in the future discover areas of our internal controls over financial reporting that need improvement. For example, during the audits of our 2001, 2002 and 2003 results, our independent auditors noted certain reportable conditions involving our internal controls and operations, primarily relating to accounting oversight, including a shortage of a qualified, experienced accounting staff. In addition, our independent auditors indicated in connection with the audit of our 2003 results that our lack of accounting personnel was a material weakness. We have made significant changes to our operations to improve our internal controls and have hired several individuals who have accounting experience, have accounting degrees and/or are certified public accountants. As a result of these improvements, our independent auditor’s letter to our audit committee in connection with the audit of our 2004 results did not note any material weaknesses. In connection with our 2004 audit, our independent auditor noted reportable conditions relating to accounting staff shortages and the need for additional documentation in support of estimates related to revenue recognition. To address these reportable conditions, we are continuing to take steps to improve our internal controls. For example, we are continuing to hire additional accounting staff and have engaged an independent accounting firm to assist our internal accounting staff with financial reporting and other accounting related matters. We cannot be certain that these measures, and any other steps we may take, will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operations or results or cause us to fail to meet our reporting obligations.

As a public company we are subject to the reporting requirements of the Sarbanes-Oxley Act of 2002. Beginning with the year ending December 31, 2006 (or December 31, 2005, depending upon the value of our common stock held by non-affiliates as of June 30, 2005), our management will be required to annually assess and report on our internal controls over financial reporting. We cannot assure you that our management will be able to complete its required assessment by our reporting deadline. If we are unable to adequately establish or improve our internal controls over financial reporting, we may report that our internal controls are ineffective and our independent auditors will not be able to issue an unqualified opinion on the effectiveness of our internal controls. Ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock or could affect our ability to access the capital markets, and which could result in regulatory proceedings against us by, among others, the U.S. Securities and Exchange Commission.

Our dependence on initial franchise fees creates an incentive for us to extend credit to borrowers that may not meet our stringent underwriting guidelines.

A significant part of our revenues are derived from one time initial fees we receive from assisting franchisees and others with the acquisition of businesses. Generating fees is largely dependent on our franchisees’ and others’ ability to obtain acquisition financing from Brooke Credit. Our dependence on these initial fees creates an incentive for us to extend credit to borrowers that may not meet our stringent underwriting criteria. Our failure to follow stringent underwriting guidelines could adversely affect the quality of the loans we make and adversely affect our financial condition and results of operations.

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

Our other Bermuda captive insurance company subsidiary, DB Group, LTD., is currently negotiating a quota share reinsurance agreement with an unaffiliated insurance company which would allow us to share a portion of the premiums and risks in relation to certain policies written through our franchisees and unaffiliated agents. Our plans also include negotiation of reinsurance agreements with other carriers. Brooke Brokerage’s ability to achieve its goals is dependent upon the successful negotiation of such agreements. There can be no assurance that current or future negotiations will be successful, and if negotiations fail, it could have a material adverse effect on our financial prospects. If we are successful in negotiating these reinsurance agreements, DB Group’s financial prospects will be subject to most of the risks described above with respect to DB Indemnity, including failure to assess the risks it assumes and inadequate claims reserves.

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

Concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services. Our failure to successfully prevent security breaches could significantly harm our business, reputation and results of operations and could expose us to lawsuits by state and federal consumer protection agencies, by governmental authorities in the jurisdictions in which we operate, and by consumers. Anyone who is able to circumvent our security measures could misappropriate proprietary information, including personal customer data, cause interruptions in our operations or damage our brand and reputation. A breach of our security measures could involve the disclosure of personally identifiable information and could expose us to a material risk of litigation, liability or governmental enforcement proceedings. We cannot assure you that our financial systems and other technology resources are completely secure from security breaches, password lapses or sabotage, and we have occasionally experienced attempts at “hacking.” We may be required to incur significant additional costs to protect against security breaches or to alleviate problems caused by any of these type of breaches. Any well publicized compromise of our security or the security of any other Internet provider could deter people from using our services or the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which could have a detrimental impact on our franchise network. Furthermore, computer viruses may affect our ability to provide our services and adversely affect our revenues. Moreover, if a computer virus affecting our system were highly publicized, our reputation could be significantly damaged, resulting in the loss of current and future franchisees and customers.

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

Since January 1, 2004, our common stock has traded at prices ranging between $5.03 and $31.50 on the American Stock Exchange. We expect that the market price of our common stock will continue to fluctuate. Our common stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

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

Certain provisions of our articles of incorporation and our bylaws and of Kansas law may discourage, delay or prevent transactions that our shareholders may consider favorable, including transactions that could provide for payment of a premium over the prevailing market price of our common stock, and also may limit the price that investors are willing to pay in the future for our common stock. For example, our articles of incorporation contain provisions, such as allowing our board of directors to issue preferred stock with rights superior to those of our common stock without the consent of our shareholders, which could make it more difficult for a third party to acquire us without the consent of our board of directors. In addition, our bylaws establish that our independent directors have neither the right nor the obligation to vote for the nomination, election or removal of directors of our company; those rights and obligations rest solely with the representative of our controlling shareholder, Brooke Holdings, Inc.

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

	Year Ended December 31,
	2004		2003	2002	2001	2000
	(in thousands, except per share data and number of franchises)
Statement of Operations Data:
Operating Revenue
Insurance commissions	$63,904		$45,706	$30,540	$20,895	$13,751
Interest income (net)	5,072		1,819	737	418	289
Seller consulting fees	5,236		4,109	1,589	450
Gain on sale of businesses	5,261		418	165	676	18
Initial franchise fees for basic services	8,795		425	—	0	—

Initial franchise fees for buyer assistance plans	8,122		8,147	3,954	1,590	—

Gain on sale of notes receivable	2,475		4,368	2,762	508	—

Gain on extinguishment of debt	—		—	439	—	—

Loss on sale of fixed assets	—		—	—	(47)	—

Insurance premiums earned	401		283	—	—	—

Policy fee income	2,003		610	173	—	—

Other income	654		82	36	4	—

Total Operating Revenue	101,923		65,967	40,395	24,494	14,058

Operating Expenses
Commissions expense	49,600		37,011	26,184	16,220	10,036
Payroll expense	20,151		11,355	7,014	4,113	2,757
Depreciation and amortization	2,504		1,423	809	440	406
Other operating expenses	16,444		8,617	3,442	1,991	1,459
Insurance loss and loss expense incurred	(17)		77	—	—	—
Other operating interest expense	927		665	497	344	184

Total Operating Expenses	89,609		59,148	37,946	23,108	14,842

Impairment Loss	—		—	—	163	300

Income from Operations	12,314		6,819	2,449	1,223	(1,084)
Other Expenses
Interest Expense	2,340		576	252	170	201

Total Other Expenses	2,340		576	252	170	201

Income Before Income Taxes	9,974		6,243	2,197	1,053	(1,285)
Income tax expense	3,280		2,083	747	358	(437)

Net Income	$6,694		$4,160	$1,450	$695	$(848)

Net Income per Share
Basic net income per share(1)	$0.69		$0.42	$0.14	$0.07	$(0.10)
Diluted net income per share(2)	0.65		0.41	0.14	0.07	(0.10)
Weighted average of shares—basic outstanding(3)	9,362		9,293	9,079	8,437	8,437
Weighted average of shares—diluted outstanding(3)	9,925		9,615	9,597	9,443	8,559
Cash dividends declared per common share	0.55	(4)	0.1525	0.04	0.02	0.02

The weighted average number of shares has been adjusted to reflect a 2 for 1 stock split in 2004 and a 6 for 1 stock split in 2003.

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet and Other Data:
Total current assets	94,073	$46,930	$21,670	$14,194	$5,053
Cash and cash equivalents	19,761	13,741	7,210	4,788	1,684
Accounts and notes receivable, net	51,803	16,005	9,237	7,811	2,705
Securities	17,889	11,381	1	1	1
Total assets	108,330	56,858	28,355	17,868	7,515
Total liabilities	100,994	51,079	25,314	17,388	8,938
Total debt (5)	80,482	34,976	13,670	11,565	5,498
Total stockholders’ equity	7,336	5,779	3,041	479	(1,423)
Loan balances outstanding	183,384	112,732	60,353	37,943	21,251
Number of franchise locations	370	234	163	105	96

(1)	Based on net income available to common stockholders (basic) of $6,500, $3,964 and $1,236 for the years ended December 31, 2004, 2003 and 2002, respectively. Net income available to common stockholders (basic) is equal to net income less preferred dividends of $194, $196 and $214 for the years ended December 31, 2004, 2003 and 2002, respectively.
(2)	Based on net income available to common stockholders (diluted) of $6,500, $3,964 and $1,301 for the years ended December 31, 2004, 2003 and 2002, respectively. Net income available to common stockholders (diluted) is equal to net income less dividends on non-convertible preferred stock of $194, $196 and $149 for the years ended December 31, 2004, 2003 and 2002, respectively.
(3)	The weighted average number of shares has been adjusted to reflect a 2-for-1 stock split in 2004 and a 6-for-1 stock split in 2003.
(4)	Includes special dividend of $0.15 per share paid on August 30, 2004.
(5)	Includes total bank loans, notes payable and other long-term obligations.

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

	Year Ended December 31, 2004	2004 % Increase (decrease) over 2003	Year Ended December 31, 2003	2003 % Increase (decrease) over 2002	Year Ended December 31, 2002
Revenues
Insurance commissions	$63,904	40	$45,706	50	$30,540
Interest income (net)	5,072	179	1,819	147	737
Seller consulting fees	5,236	27	4,109	159	1,589
Gain on sale of businesses	5,261	1,159	418	153	165
Initial franchise fees for basic services	8,795	1,969	425	—	—
Initial franchise fees for buyers assistance plans	8,122	—	8,147	106	3,954
Gain on sale of notes receivable	2,475	(43)	4,368	58	2,762
Gain on extinguishment of debt	—	—	—	(100)	439

Insurance premiums earned	401	42	283	—	—

Policy fee income	2,003	228	610	253	173
Other income	654	698	82	128	36

Total Operating Revenue	101,923	55	65,967	63	40,395

Expenses
Commission expense	49,600	34	37,011	41	26,184
Payroll expenses	20,151	77	11,355	62	7,014

Depreciation and amortization expense	2,504	76	1,423	76	809
Insurance loss and loss expense incurred	(17)	(122)	77	—	—
Other operating expenses	16,444	91	8,617	150	3,442
Other operating interest expenses	927	39	665	34	497

Total Operating Expenses	89,609	51	59,148	56	37,946
Income from operations	12,314	81	6,819	178	2,449
Interest expense	2,340	306	576	129	252
Income before income taxes	9,974	60	6,243	184	2,197
Income tax expenses	3,280	57	2,083	179	747

Net income	$6,694	61	$4,160	187	$1,450
Basic net income per share	$0.69	64	$0.42	200	$0.14
Diluted net income per share	$0.65	59	$0.41	193	$0.14

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

Expenses are also expected to continue to increase as a result of opening new franchise locations in 2005. The increase of commission expense in 2004 is primarily attributable to increases in insurance commissions received from insurance companies, because a share of insurance commissions is typically paid to franchisees. Payroll expenses, which include wages, salaries, payroll taxes and compensated absences expenses, and other operating expenses, which includes advertising, rent, travel, lodging, office supplies and insurance expenses, increased primarily as a result of the expansion of our franchise operations, the opening of additional service/sales centers and the acquisition of Texas All Risk General Agency in 2003. Payroll expenses, as a percentage of total operating revenue, were approximately 20% in 2004, 17% in 2003, and 17% in 2002. Other operating expenses, as a percentage of total operating revenue, were approximately 16% in 2004, 13% in 2003, and 9% in 2002.

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

Notes Receivable (in thousands)

	2004 Principal	2004 Weighted Rate	2003 Principal	2003 Weighted Rate	2002 Principal	2002 Weighted Rate
1st Quarter	$131,496	7.63%	$70,545	8.14%	$44,624	8.58%
2nd Quarter	153,823	7.68%	81,770	7.94%	47,069	8.63%
3rd Quarter	177,197	7.79%	92,723	7.90%	50,529	8.61%
4th Quarter	199,889	8.04%	115,880	7.70%	60,353	8.59%

Notes Participations (in thousands)

	2004 Principal	2004 Weighted Rate	2003 Principal	2003 Weighted Rate	2002 Principal	2002 Weighted Rate
1st Quarter	$114,730	4.94%	$66,098	6.29%	$41,118	7.60%
2nd Quarter	137,954	4.88%	75,559	5.64%	44,547	7.72%
3rd Quarter	144,646	5.13%	84,104	5.66%	49,039	8.07%
4th Quarter	157,697	5.52%	105,479	4.99%	59,516	7.50%

Notes Payable (in thousands)

	2004 Principal	2004 Weighted Rate	2003 Principal	2003 Weighted Rate	2002 Principal	2002 Weighted Rate
1st Quarter	$33,632	6.00%	$7,007	5.20%	$6,385	3.62%
2nd Quarter	43,903	6.19%	8,178	5.37%	7,125	4.93%
3rd Quarter	58,513	4.91%	12,268	5.26%	4,561	4.96%
4th Quarter	73,093	4.47%	26,812	5.79%	6,385	5.81%

Bonds & Debentures Payables (in thousands)

	2004 Principal	2004 Weighted Rate	2003 Principal	2003 Weighted Rate	2002 Principal	2002 Weighted Rate
1st Quarter	$7,429	8.99%	$7,484	8.98%	$5,385	9.22%
2nd Quarter	7,429	8.99%	7,429	8.99%	5,385	9.22%
3rd Quarter	6,724	8.97%	7,429	8.99%	5,385	9.22%
4th Quarter	6,724	8.97%	7,429	8.99%	6,490	9.08%

Key Measurements Used by Management

At present, our profitability is dependent in part on our ability to continue adding locations to our franchise network. As we grow, we believe that our profitability will become less dependent on the opening of new franchise locations and more dependent on the operation of existing franchise locations. We measure our progress in becoming less dependent upon the opening of these new locations by monitoring the following:

•	the ratio of revenues from our existing business to expenses from our existing business;

•	revenues from franchise network expansion; and,

•	the ratio of gain on loan sales to net interest revenues.

The ratio of revenues from our existing business to expenses from our existing business helps us identify operating losses we currently would experience in the event that franchise locations are not added and the associated initial franchise fees are not recorded. We define “revenues from our existing business” as net franchise commissions, net interest income, net brokerage commissions and net brokerage underwriting profits. These are the revenues that come from our existing franchise locations, our existing loans outstanding and our existing wholesale brokerage operations and are not dependent on the addition of new franchise locations. We exclude initial franchise fees, seller consulting fees, gains on sales of businesses and gains on extinguishment of debt. Revenues from our existing business are generally considered by us to be those revenues that are reasonably likely to be recorded in the next year regardless of whether new franchise locations are added.

We define “expenses from our existing business” as the expenses that we believe we will continue to incur, even if we do not expand our franchise network. Expenses from our existing business include payroll, other operating expenses and depreciation and amortization and are reasonably likely to be incurred in the next year regardless of whether new franchise locations are added.

A ratio of 100% would indicate that our existing business produces sufficient revenues to cover the expenses incurred in connection with our existing operations. Part of our operating strategy is to ultimately increase this ratio to 100%.

Monitoring our revenues from franchise network expansion is also important to us because our profitability currently is largely determined by our ability to add new franchise locations and to earn the associated initial franchise fees. “Revenues from franchise network expansion” are defined as initial franchise fees, seller fees, gains on sales of businesses and gains on extinguishment of debt. We do not include gains on loan sales in revenues from franchise network expansion because we monitor these gains separately, as discussed below. A leveling or declining amount of revenues from franchise network expansion could indicate that our overall profitability is leveling or declining.

We also measure our gains on sales of notes receivable as a percentage of net interest revenues. This ratio measures our success in decreasing the relative amount of revenues recorded from gains on sales of notes receivables, which are non-cash revenues and are based on assumptions we make about discount rate, speed of prepayments and credit losses. Part of our operating strategy is to reduce the ratio of gain on sales of notes receivable to net interest revenue and to emphasize net interest revenue as our primary source of earnings from our lending operations. We monitor this ratio as a way to measure our progress towards this operating objective.

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

Franchise Services Segment

Financial Information Financial information for the years ended December 31, 2004, 2003 and 2002, and the percentage change between periods, relating to Brooke Franchise and our Franchise Services Segment is as follows (in thousands, except percentages):

	Year Ended December 31, 2004	2004 % Increase (decrease) over 2003	Year Ended December 31, 2003	2003 % Increase (decrease) over 2002	Year Ended December 31, 2002
Revenues
Insurance commissions	$57,619	44	$40,110	43	$27,966
Seller consulting fees	5,236	27	4,109	159	1,589
Gain on sale of businesses	5,261	1,256	357	116	165
Initial franchise fees for basic services	8,795	1,969	425	—	—
Initial franchise fees for buyers assistance plans	8,122	—	8,147	106	3,954
Gain on extinguishment of debt	—	—	—	(100)	439
Interest income, net	39	333	9	—	—
Other income	211	10,450	2	(94)	36
Total revenues	85,283	60	53,159	56	34,149

Expenses
Commission expense	46,725	34	34,751	39	25,036
Payroll expense	11,262	107	5,433	(8)	5,925
Amortization	429	1,029	38	(91)	444
Other operating expenses	15,929	73	9,208	205	3,015
Total operating expenses	74,345	50	49,430	44	34,420

Income from operations	10,938	193	3,729	—	(271)

Interest Expense	1,344	651	179	(84)	1,122

Income before income taxes	9,594	170	3,550	—	(1,393)

Total assets (at period end)	47,300	87	25,277	69	14,981

*	Financial data for 2003 and 2004 corresponds to subsidiary audited financial reports for Brooke Franchise. Financial data for 2002 was compiled using un-audited internal revenue and expense allocations.

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

Commission expense paid to Brooke Franchise’s franchisees, increased $11,974,000, or 34%, to $46,725,000 in 2004 and $9,715,000, or 39%, to $34,751,000 in 2003. Commission expense increased because insurance commission income increased and franchisees are typically paid a share of insurance commission income. Commission expense represented approximately 81%, 87% and 90%, respectively, of Brooke Franchise’s insurance commissions for the years ended December 31, 2004, 2003 and 2002. Brooke Franchise sometimes retains an additional share of franchisees’ commissions as payment for their optional use of Brooke Franchise’s service and sales centers. However, all such payments are applied to service/sales center expense and not applied to commission expense. Currently the Company has 12 service centers and 11 sales centers. Of these centers, five service and eight sales centers were opened in 2004.

Franchisees operating in our service centers are responsible for payment of expenses related to sales producers and marketing expenses while Brooke Franchise is responsible for payment of expenses related to office space, administration and customer service. In sales centers, Brooke Franchise is also responsible for payment of sales producers. For competitive reasons, most franchisees prefer not to share office space with other franchisees so we do not expect widespread use of service and sales centers. Although we are actively recruiting additional franchisees into existing service and sales centers, we expect to open few additional centers in 2005.

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

Initial Franchise Fees for Basic Services A certain level of basic services is initially provided to all franchisees, whether they acquire an existing business and convert into a Brooke franchise or whether they start up a new Brooke franchise. These basic services include services usually provided by other franchisors, including a business model, use of a registered trade name, access to suppliers and license for an internet based management system. The amount of the initial franchise fees typically paid for basic services is currently $125,000. We expect the initial franchise fee rate for basic services to increase as demand for access to our trade-name, suppliers and business model increases.

Prior to the fourth quarter of 2003, our franchises were typically conversions of acquired businesses and the initial franchise fee for basic services was typically waived because we believed that our franchise operations and trade name were not sufficiently established for franchisees to pay initial franchise fees for our basic services. Prior to the fourth quarter of

2003, our initial franchise fees were attributed to inspection reports and other specific buyers assistance services. However, as our franchise network has grown, our basic franchise services have become more valuable to our franchisees and we have been able to charge for these services.

The value of our basic franchise services was demonstrated when we began selling start up, or de novo, franchises in the fourth quarter of 2003. These franchisees did not require any specific buyers assistance services, but did require basic franchise services such as use of a registered trade name, supplier access and a proven business model. Therefore, when we introduced our start up franchise program in the fourth quarter of 2003, we began allocating a portion of the initial franchise fees paid by conversion franchisees to basic services because start up franchisees willingly paid us initial franchise fees for basic services. Correspondingly, the amount of this allocation was based on the amount of initial franchise fees typically paid by a start up franchisee. Prior to the first quarter of 2004, we had one start up franchisee. In 2004, we added 41 start up franchisees who paid us initial franchise fees for basic services, thus demonstrating the value of our basic services.

Initial franchise fee revenues for basic services increased $8,370,000 in 2004 to $8,795,000 and was $425,000 in 2003. For the reasons outlined above, prior to 2004, most initial franchise fees for basic services were accounted for as part of our initial franchise fees for buyers assistance plans (see Initial Franchise Fees for Buyers Assistance Plan below). None of the initial franchise fees collected by Brooke Franchise in 2002 was for basic services. Revenues from initial franchise fees for basic services are recognized immediately because Brooke Franchise has no continuing obligation.

Initial franchise fees for basic services are typically assessed once for each franchisee even though some franchisees operate multiple locations. A total of 156, 65 and 55 new franchise locations were added in 2004, 2003 and 2002, respectively. Out of these total franchise locations, 41, 1, and 0 were start up franchise locations added in 2004, 2003 and 2002, respectively. In 2005, our strategy is to decrease our dependence on acquiring and converting new franchise locations into our system, and to significantly increase the number of start up locations relative to the number of new conversion franchise locations. Therefore, we expect initial franchise fees for basic services to increase at a faster rate than initial franchise fees for buyers assistance plan services.

Initial Franchise Fees for Buyers Assistance Plans The amount of the total initial franchise fees for all initial services typically varies based on the level of additional assistance provided by Brooke Franchise, which is largely determined by the size of the acquisition. We typically base our initial franchise fees on the estimated revenues of the acquired business. All initial franchise fees are paid to Brooke Franchise when an acquisition closes. We allocate initial franchise fees collected in excess of $125,000 to initial franchise fees for buyers assistance plans. As noted above, $125,000 is the amount of initial franchise fees typically paid by a start up franchisee.

The most significant part of Brooke Franchise’s growth comes from acquisitions of existing businesses that are subsequently converted into Brooke franchises. Brooke Franchise provides assistance regarding the acquisition and conversion of businesses such as inspection report compilation, operations analysis and marketing plan development. Initial franchise fees for buyers assistance plans decreased $25,000 in 2004 to $8,122,000 and increased $4,193,000, or 106%, to $8,147,000, in 2003. As noted above, beginning in the fourth quarter of 2003, we began to categorize a significantly greater share of initial franchise fees as initial franchise fees for basic services. As a result, initial fees for buyers assistance plans for 2004 were flat in comparison to 2003; however, total initial fees increased significantly in 2004. Combined together, initial franchise fees for basic services and initial franchise fees for buyers assistance plans were $16,917,000 in 2004 compared to $8,572,000 in 2003, an increase of 97%. The increase of initial franchise fees for buyers assistance plans in 2003 resulted from continued expansion of Brooke Franchise’s franchise operations and the corresponding increase in business acquisitions and franchise conversions by Brooke franchisees.

The buyers assistance plan is designed to assist a franchisee in inspecting the agency assets to be acquired. The BAP includes an inspection report, an operations report, and a marketing report, all of which are to be delivered on or prior to closing. As such Brooke Franchise performs substantially all of the buyers assistance plan services before an acquisition closes. However, a relatively small level of buyers assistance plan services are performed during the four months after acquisition, including advertising and training assistance. For this reason, a relatively small portion of the initial franchise fees for buyers assistance are correspondingly deferred until the service is performed. Brooke Franchise records initial franchise fee revenues for buyers assistance plans using the percentage of completion accounting method. To reflect revenues not yet earned, we deferred $410,000, $771,000 and $1,666,000 of initial franchise fee revenues for buyers assistance plans as of December 31, 2004, 2003 and 2002, respectively.

Buyers assistance plans provide initial conversion assistance for recently acquired businesses and buyers assistance plan services are, therefore, not provided to buyers of businesses that are already franchises. In addition, buyers assistance plans are not typically provided to franchisees selling to other franchisees and are not provided to franchisees purchasing businesses that had previously been purchased by Brooke Franchise in the past twenty-four months. A total of 115, 59 and 32 of the new franchise locations in 2004, 2003 and 2002, respectively, represent businesses that were converted into Brooke franchises and received assistance through initial buyers assistance plans.

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

Seller Related Revenues Seller related revenues typically are generated when a business is acquired by Brooke Franchise for sale to a franchisee or an agreement to purchase a business is assigned by Brooke Franchise to a franchisee. Seller related revenues include consulting fees paid directly by sellers, gains on sale of businesses from deferred payments (including gains on extinguishment of debt to sellers), gains on sale of businesses relating to company owned stores, and gains on sale of businesses relating to inventory. A primary aspect of Brooke Franchise’s business is the buying and selling of businesses. Therefore, all seller related revenues are considered part of normal business operations and are classified on our income statement as operating income. Seller related revenues increased $6,031,000, or 135%, to $10,497,000, in 2004 and $2,273,000, or 104%, to $4,466,000, in 2003. Seller related revenues increased in 2004 and 2003 primarily as the result of continued expansion of Brooke Franchise’s franchise operations and the corresponding increase in business acquisitions and franchise conversions by Brooke franchisees.

Consulting fees. Brooke Franchise helps sellers prepare their businesses for sale by developing business profiles, tabulating revenues, sharing its legal library and general sale preparation. The scope of the seller consulting engagement is largely determined by the size of the business being sold. Seller consulting fees are typically based on the transaction value, are contingent upon closing of the sales transaction, and are paid at closing. Brooke Franchise completes its consulting obligation at closing and is not required to perform any additional tasks for the seller. Therefore, seller consulting fees paid directly by sellers are recognized at closing immediately because Brooke Franchise has no continuing obligation. Seller consulting fees increased $1,127,000, or 27%, to $5,236,000, in 2004 and $2,520,000, or 159%, to $4,109,000, in 2003.

Gains on Sale of Businesses from Deferred Payments. Our business includes the buying and selling of insurance agencies, financial service firms and funeral homes and occasionally holding them in inventory. When purchasing an agency, we typically defer a portion of the purchase price, at a low or zero interest rate, to encourage the seller to assist in the transition of the agency to one of our franchisees. We carry our liability to the seller at a discount to the nominal amount we owe, to reflect the below-market interest rate. When we sell an acquired business to a franchisee (typically on the same day it is acquired), we generally sell it for the full nominal price (i.e. before the discount) paid to the seller. When the sale price of the business exceeds the carrying value, the amount in excess of the carrying value is recognized as a gain. Gains on sale resulting primarily from discounted interest rates increased $193,000, or 31%, to $810,000 in 2004 and increased $381,000, or 162%, to $617,000 in 2003. Because we expect to purchase and sell more agencies in 2005 than in 2004, we expect the level of income recorded from this type of gain on sale of businesses to increase.

We regularly negotiate below-market interest rates on the deferred portion of the purchase prices we pay sellers. We consider these below market interest rates to be a regular source of income related to the buying and selling of businesses. Although we have a continuing obligation to pay the deferred portion of the purchase price when due, we are not obligated to prepay the deferred portion of the purchase price or to otherwise diminish the benefit of the below-market interest rate upon which the reduced carrying value was based.

The calculation of the reduced carrying value, and the resulting gain on sale of businesses, is made by calculating the net present value of scheduled future payments to sellers at a current market interest rate. The following table provides information regarding the corresponding calculations:

Calculation of Seller Discounts Based On Reduced Carrying Values

	Beginning Principal Balance	Weighted Average Rate	Weighted Average Maturity	Interest Rate Used for Net Present Value	Full Nominal Purchase Price	Reduced Carrying Value	Gain on Sale from Deferred Payments
2004	$7,669,000	5.91%	807 days	5.50% to 6.75%	$8,221,000	$7,411,000	$810,000
2003	2,316,000	5.59	769 days	5.50% to 8.27%	6,981,000	6,363,000	617,000
2002	73,000	5.75	840 days	5.75%	2,673,000	2,437,000	236,000

If we negotiate to prepay the deferred portion of the purchase price to the seller before maturity for an amount less than our carrying value, we recognize the difference between our carrying value and the amount repaid to the seller as a gain on debt extinguishment. This is another source of income from the deferred payments associated with the buying and selling of businesses. We recognize these gains on extinguishment of debt immediately because Brooke Franchise is released by the seller from all remaining payment obligations. Gains on extinguishment of debt resulting from prepayment of deferred balances were $439,000 in 2002 and represented a major part of ongoing operations. We have negotiated fewer prepayments in recent years primarily, we believe, as the result of fewer suitable alternatives for reinvestment of funds by sellers. As a result, in 2003 and 2004, gains on extinguishment of debt were incidental to our operations and were not material amounts. We do not expect to record a material amount of gains on extinguishment of debt in 2005.

Gains on Sale of Businesses – Company-owned Stores. In 2004, a subsidiary of Brooke Franchise acquired the stock or business assets of six auto insurance agencies for purchase prices totaling $8,258,000. We originally planned to operate these agencies as company-owned stores. If we expect to own and operate businesses for more than one year, we treat such transactions under purchase accounting principles, including booking intangible assets and recognizing the related amortization expense. By contrast, agencies purchased with the intent to resell them to our franchisees (usually within one year) are carried at cost as business inventory, without the booking of intangible assets.

The subsidiary paid initial franchise fees to Brooke Franchise totaling $3,142,000. These franchise fees were equal to those paid by unaffiliated franchisees but were eliminated when the subsidiary’s results were consolidated with those of Brooke Franchise.

After completing the conversion of these agencies, we decided to sell them to franchisees for a total of $11,847,000, producing a gain on sale of businesses of $4,270,000. The carrying value of the six agencies at the time of the sale was equal to the original purchase prices less the amortization expense recognized during the holding period less the discount on below market interest rate notes on the deferred portion of the purchase price owed the original business sellers. Below are the components of the gain:

Aggregate Sale Price		$11,847,000
Less:
Original purchase price	$8,258,000
Amortization expense	$(354,000)
Discount on below market interest rate note	$(327,000)	7,577,000

Gain on sale of businesses		$4,270,000

Had we accounted for these transactions as agencies held in inventory for resale to franchisees, we would have recognized initial franchise fees and a gain from the below market deferred payments and would not have recognized amortization expense during 2004. For this reason, we believe that the sale of these agencies is essentially equivalent to holding these agencies as business inventory and selling them to franchisees.

In the future, we do not expect to purchase businesses for resale to franchisees if the holding period exceeds one year. Therefore, recording income from the sale of these six agencies as gain on sale of businesses was an anomaly, and we expect the income from similar future transactions will be recorded primarily as initial franchise fees.

Gains on Sale of Businesses – Inventoried Stores As noted above, acquired businesses are typically sold on the same day as acquired for the same nominal price paid to the seller. However, this is not always the case and businesses are occasionally held in inventory. As such, gains and losses are recorded when an inventoried business is ultimately sold and carrying values of inventoried businesses are adjusted to estimated market value when market value is less than cost. As a result, gains on sale resulting from the sale of inventoried businesses resulted in a gain of $181,000 in 2004, a loss of $260,000 in 2003 and loss of $71,000 in 2002.

Income Before Income Taxes Brooke Franchise’s income before income taxes increased $6,044,000, or 170%, to $9,594,000 in 2004 and increased $4,943,000 to $3,550,000 in 2003. Income before taxes increased in 2003 and 2004 because revenues grew faster than expenses primarily as the result of significant increases in initial franchise fees and seller related revenues which have relatively high profit margins.

Inventory Management The number of total agencies purchased into inventory in 2004, 2003 and 2002 were 51, 50 and 25, respectively. At December 31, 2004, 2003 and 2002, Brooke Franchise held 2, 1 and 1, respectively, insurance agencies in inventory with total balances, at the lower of cost or market, of $1,022,000, $367,000 and $403,000, respectively.

The number of agencies twice-purchased within twenty four months is an important indicator of Brooke Franchise’s success in recruiting qualified buyers. Three of the agencies purchased by Brooke Franchise during 2004 had been first purchased by Brooke Franchise within twenty four months of Brooke Franchise’s second purchase. The purchase prices of those agencies twice-purchased by Brooke Franchise totaled $1,748,000 when first purchased into inventory and $2,153,000 when purchased into inventory the second time. As the result of the sale of twice-purchased agencies, Brooke Franchise recorded a net gain of $360,000 in 2004. None of the agencies purchased by Brooke Franchise during 2003 and 2002 were twice purchased within twenty four months. Brooke Franchise is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of businesses from its inventory.

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

Franchise statement balances totaled $2,228,000, $2,505,000 and $5,130,000, respectively, as of December 31, 2004, 2003 and 2002, respectively. Of these total franchise statement balances as of December 31, 2004, Brooke Franchise identified statement balances totaling $1,576,000 which it categorizes as “watch” because the balances had not been repaid in full at least once in the previous four months. A similar identification of unpaid statement balances was not performed in 2003 and 2002.

The balance of Brooke Franchise’s Allowance for Doubtful Accounts was $575,000 and $0, respectively, on December 31, 2004 and 2003. The amount of the December 31, 2004 Allowance for Doubtful Accounts was determined based primarily on the amount of Brooke Franchise’s watch statement balances and our analysis of credit risk. Other factors in determining the Allowance for Doubtful Accounts were statement loss experience, Brooke Franchise’s evaluation of the potential for future losses and Brooke Franchise’s evaluation of the potential for future recoveries.

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

Lending Services Segment

Financial information for the years ended December 31, 2004, 2003 and 2002, and the percentage change between periods, relating to Brooke Credit and our Lending Services Segment is as follows (in thousands, except percentages):

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

Participation interest expense represented approximately 54%, 66% and 68%, respectively, of Brooke Credit’s interest income for the years ended December 31, 2004, 2003 and 2002. Participation interest expense did not increase as rapidly as interest income primarily because a smaller percentage of Brooke Credit’s loans were sold as note participations.

Gain on Sales of Notes Receivable When the sale of a loan is classified as a true sale pursuant to the criteria established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” gains or losses are recognized, loans are removed from the balance sheet and residual assets, are recorded. We estimate the value of the residual assets by estimating the present value of the future cash flows from the interest and servicing spread, reduced by our estimate of credit losses and note receivable prepayments. The interest and servicing spread is the difference between the rate paid by Brooke Credit to participating lenders and investors and the rate received by Brooke Credit from borrowers. Over time, as we receive cash from the payment of interest and servicing income, we reduce the value of the residual asset by recognizing a loss on the interest asset and amortization expense on the servicing asset. Revenues from gain on sales of notes receivables were $2,448,000, $4,320,000 and $2,762,000 in 2004, 2003 and 2002, respectively. The 43% year to year decrease in 2004 resulted from Brooke Credit’s reduction in the relative amount of gain on sales revenues by retaining more sales of notes receivables as secured borrowings.

When the sale is classified as a secured borrowing, no gain on sale is recognized, and the note receivable and the corresponding participation loan remain on the balance sheet. Part of our operating strategy is to reduce the amount of gain on sales revenues and emphasize net interest revenue as our primary source of earnings from our lending operations. If our operating strategy is successful, we expect that the relative amount of gain on sales revenues we record will continue to decrease.

One component of the gain on sales of notes receivable is the gain associated with our ongoing servicing responsibilities. When the sale of a loan participation interest is accounted for as a true sale, Brooke Credit retains servicing responsibilities for which it typically receives annual servicing fees ranging from .25% to 1.375% of the outstanding balance. A gain or loss is recognized immediately upon the sale of a loan participation based on whether the annual servicing fees are greater or less than the cost of servicing, which is estimated at .25% of the outstanding loan balance. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions. During 2004, 2003 and 2002, the net gains (losses) from loan servicing totaled $1,971,000, $1,029,000 and $1,243,000, respectively, which consisted of gains from servicing benefits. Losses from servicing liabilities totaled $27,000, $48,000 and $19,000 during 2004, 2003 and 2002, respectively. The decrease in net gains from loan servicing benefits and servicing losses in 2003 is primarily the result of securitization activity and the increase in 2004 is primarily the result of increased loan originations.

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

Income Before Income Taxes Brooke Credit’s income before income taxes increased $101,000, or 3%, to $3,351,000 in 2004 and increased $321,000, or 11%, to $3,250,000 in 2003. Although total revenues increased $1,586,000, or 24%, to $8,252,000 in 2004, income before taxes increased marginally because total expenses increased by a similar amount of $1,485,000, or 43%, to $4,901,000. Total expenses in 2004 were significantly affected by a $576,000, or 800% increase in interest expense to $648,000 because Brooke Credit is holding more loans on its balance sheet for longer periods of time which is consistent with our plans to increase net interest revenues and to decrease the relative amount of gains on sale of note receivables. Correspondingly, gains on sale of notes receivable decreased $1,872,000, or 43%, in 2004 to $2,448,000. The increase in net interest revenues, and the accompanying decrease in gain on sale of notes receivable, had an adverse impact on Brooke Credit’s income before taxes in 2004, but is expected to increase Brooke Credit’s income before taxes in future years. In 2003, gain on sale of notes receivable increased $1,558,000, or 56%, to $4,320,000 but this increase was partially offset in 2003 by the first time assessment of a shared services fee in the amount of $1,200,000 which is carried as part of “other operating expenses.”

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

Insurance Brokerage Segment

Financial information for the years ended December 31, 2004, 2003 and 2002, and the percentage change between periods, relating to Brooke Brokerage and our Insurance Brokerage Segment is as follows (in thousands, except percentages):

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

Financial data for 2003 and 2004 corresponds to subsidiary audited financial reports for Brooke Brokerage. Financial data for 2002 was compiled using un-audited internal revenue and expense allocations.

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

Policy fee income increased $1,393,000, or 228%, to $2,003,000, in 2004 and $437,000, or 253%, to $610,000, in 2003. Policy fee income increased in 2004 primarily as a result of Brooke Brokerage’s acquisition of Texas All Risk General Agency in November of 2003 and the inclusion of the income from such agency for a full year in 2004. Texas All Risk General Agency recorded policy fee income of $1,236,000 in 2003, which approximates the amount of Brooke Brokerage’s policy fee income increase in 2004. Policy fee income represented approximately 32%, 11% and 7%, respectively, of Brooke Brokerage’s insurance commissions for the years ended December 31, 2004, 2003 and 2002.

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

Brooke Brokerage has also established DB Indemnity, LTD., a captive insurance company wholly owned by Brooke Brokerage, to insure a portion of Brooke Franchise’s professional liability exposure and to provide financial guaranty insurance for Brooke Credit. Although unlikely to have a significant effect on Brooke Brokerage’s long-term profitability, the issuance of policies through DB Indemnity to insure a portion of Brooke Franchise’s professional liability exposure is important to Brooke franchisees and the corresponding premiums are paid by Brooke franchisees. Also, the issuance of financial guaranty policies through DB Indemnity is important to Brooke Credit’s participating lender investors and the corresponding premiums are paid by Brooke Credit’s borrowers. As of December 31, 2004, DB Indemnity had financial guaranty policies in force covering principal loan balances totaling $42,738,000 and a professional liability policy covering Brooke Franchise franchisees with a policy limit of $2,000,000, which only applies after coverage of $5,000,000 provided by unaffiliated insurers is exhausted.

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

Our “Other Assets” account balances totaled $8,719,000, $6,083,000, and $3,963,000 on December 31, 2004, 2003, and 2002 respectively and are comprised primarily of intangible accounts such as excess of cost over fair value of net asset and servicing assets. If our total assets are adjusted to exclude Other Assets, then our total liabilities exceeded our total adjusted assets by $1,383,000, $304,000, and $922,000 on December 31, 2004, 2003, and 2002, respectively. Future acquisitions by us will likely increase the Other Assets account balances and will likely result in total liabilities exceeding adjusted total assets in future periods. Our “Investment in Businesses” account balances of $1,022,000, $367,000, and $403,000 on December 31, 2004, 2003, and 2002, respectively, represent the cost, or market value if lower, of businesses, primarily insurance agencies, held in inventory for resale to franchisees. Although intangible, business inventory is not included in “Other Assets”. We believe that business inventory assets differ from other intangible assets, because business inventory is typically held for less than one year and has a recently demonstrated value.

Brooke Corporation As a holding company, Brooke Corporation’s primary sources of revenues are derived from its operating subsidiaries from administrative services fees, income tax sharing arrangements and dividends. We believe that these sources of revenues are sufficient to fund Brooke Corporation’s normal operations and pay its corporate expenses, income taxes and dividends. Brooke Corporation expects to issue additional debt or equity in 2005 to support the projected growth of its operating subsidiaries. In 2004, Brooke Corporation issued long term debt to fund an equity contribution of $8,500,000 to Brooke Credit. In 2005, Brooke Corporation expects to make additional equity contributions to Brooke Credit totaling approximately $15,000,000 to $20,000,000 and plans to fund these capital contributions with the issuance of additional Brooke Corporation equity or long-term debt. Additionally, in 2005, Brooke Corporation expects to make additional equity contributions to Brooke Franchise totaling approximately $5,000,000.

The growth of our franchise network largely determines our future capital needs. Other than the subsidiary equity contributions noted above, based on current trends and our expectations, Brooke Corporation does not currently plan to provide additional capital to its subsidiaries in 2005. We expect that all other subsidiary capital requirements will be met by the operating, investing and financing activities of the individual subsidiaries. The sources and needs for capital of the individual subsidiaries are more fully explained below.

Brooke Franchise Our franchise subsidiary typically generates sufficient cash from its operating and investing activities to satisfy its normal capital needs, including the funding of its business inventory and franchise statement balances. However, to generate sufficient cash to meet its capital needs, Brooke Franchise is largely dependent on the recruitment of additional franchisees and on the availability of loans for these new franchisees from Brooke Credit. Cash of $2,978,000 and $7,598,000, respectively, was generated from franchise operating activities in 2004 and 2003. Additional cash of $15,847,000 and $5,255,000, respectively, was generated from the purchase and sale of subsidiaries, business assets and inventory in 2004 and 2003. During 2005 we expect to invest approximately $5,000,000 to improve Brooke Franchise’s financial strength.

Brooke Credit Our finance subsidiary’s lending activities have been funded primarily through loan participation sales, asset-backed securitizations and bank lines of credit. Most of Brooke Credit’s loans are made to franchisees of Brooke Franchise. Brooke Credit’s operating activities used cash of $7,789,000 and $13,210,000, respectively, in 2004 and 2003 primarily as a result of funding its growing loan portfolio. Brooke Credit expects its loan portfolio to increase again in 2005. To fund this anticipated loan growth, additional Brooke Credit equity is likely required to: improve capital to asset ratios, fund overcollateralization of bank lines of credit and capitalize special purpose entities for securitizations. The capital and loan funding needs of Brooke Credit and, indirectly, the capital needs of Brooke Franchise, are met through the sources discussed below.

Brooke Credit-Loan Participations In recent years, Brooke Credit has relied less on loan participation sales as a source of loan funding. Nevertheless, sale of loan participation interests remains an essential source of funding. Loan participation balances increased $52,218,000 and $45,963,000, respectively, in 2004 and 2003. Brooke Credit expects to sell similar amounts of loan participations to its lender network in 2005.

Brooke Credit-Asset Securitizations In recent years, Brooke Credit has relied on securitizations to fund an increasing share of its loan portfolio. Asset-backed securities totaling $31,850,000 and $20,000,000, respectively, were issued in 2003 and 2004. Based on Brooke Credit’s experience in recent years, it believes that it can sell the asset-backed securities that it expects to issue in 2005. However, if the market for these securities is such that it cannot, then Brooke Credit believes that the funding shortfall can be partially offset with the sale of more loan participations through its lender network and with increased borrowing from its bank lines of credit.

Brooke Credit- Bank Debt As part of Brooke Credit’s securitization activities, it regularly invests in subordinate securities and funds these purchases largely with bank debt. Subordinate securities totaling $4,882,000 and $8,516,000, respectively, were acquired in 2004 and 2003 and corresponding bank debts of $3,750,000 and $5,500,000, respectively, were incurred in 2004 and 2003. Brooke Credit expects to incur additional bank debt in 2005 to acquire subordinate securities in amounts dependent on the level of securitizations undertaken in 2005.

Brooke Credit-Bank Lines of Credit A primary Brooke Credit objective is to increase interest income by holding more loans for longer periods of time prior to their sale as loan participations or asset-backed securities. Brooke Credit has secured two bank lines of credit with combined limits of $54,000,000 for the purpose of funding these loans until sold. Although we may decide to increase our existing bank lines of credit, at the expected levels of loan participation sales, securitizations and bank debt, the existing bank lines of credit limits currently appear sufficient for 2005.

Brooke Brokerage Brooke Brokerage generated $1,586,000 and $2,287,000, respectively, in cash from operating activities in 2004 and 2003. Brooke Brokerage does not expect to need any additional capital in 2005.

Subject to the above uncertainties, we believe that our existing cash, cash equivalents and funds generated from operating, investing and financing activities will be sufficient to satisfy our normal financial needs. Additionally, we believe that funds generated from future operating, investing and financing activities will be sufficient to satisfy our future financing needs, including the required annual principal payments of our long-term debt and any future tax liabilities.

Capital Commitments

The following summarizes our contractual obligations as of December 31, 2004 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term borrowings	$31,898	$31,898	—	—	—
Long-term debt	47,919	11,124	$20,969	$7,778	$8,048
Interest payments*	10,567	3,798	4,151	1,816	802
Capital leases (facilities)	665	70	250	290	55
Operating leases (facilities)	6,039	1,448	4,064	527	—
Other contractual commitments**	5,923	1,467	3,334	1,122	—

Total	103,011	49,805	32,768	11,533	8,905

*	Includes interest on short-term and long-term borrowings. For additional information on the debt associated with these interest payments see footnotes number 4, 5 and 6 to our consolidated financial statements.
**	Projected future purchase price payments due to the sellers of CJD & Associates, L.L.C. and Texas All Risk that are contingent on future revenues. For additional information, see footnote number 12 to our consolidated financial statements.

Our principal capital commitments consist of bank lines of credit, term loans, secured bonds, deferred payments to business sellers and obligations under leases for our facilities. We have entered into enforceable, legally binding agreements that specify all significant terms with respect to the contractual commitment amounts in the table above.

Critical Accounting Policies

Our established accounting policies are summarized in footnote numbers 1 and 2 to our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002. As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles.

We believe that the following accounting policies are critical. These accounting policies are more fully explained in the referenced footnote number 1 to our consolidated financial statements.

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. The following discussions summarize how we identify critical accounting estimates, the historical accuracy of these estimates, sensitivity to changes in key assumptions, and the likelihood of changes in the future. The following discussions also indicate the uncertainties in applying these critical accounting estimates and the related variability that is likely to result in 2005.

Franchisees’ Share of Undistributed Commissions We are obligated to pay franchisees a share of all commissions we receive. Prior to allocation of commissions to a specific policy, we cannot identify the policy owner and do not know the corresponding share (percentage) of commissions to be paid. We estimate the franchisee’s share of commissions to determine the approximate amount of undistributed commissions that we owe to franchisees.

An estimate of franchisees’ share of undistributed commissions is made based on historical rates of commission payout, management’s experience and the trends in actual and forecasted commission payout rates. Although commission payout rates will vary, particularly if use of service/sales centers increases significantly, we do not expect significant variances from year to year. We regularly analyze and, if necessary, immediately change the estimated commission payout rates based on the actual average commission payout rates. The commission payout rate used in 2004 to estimate franchisees’ share of undistributed commissions was 80% and the actual average 2004 commission payout rate to franchisees (net of profit sharing commissions) was 81%. We believe that these estimates will not change substantially in 2005.

Allowance for Doubtful Accounts Our allowance for doubtful accounts is comprised primarily of allowance for estimated losses related to franchise statement balances. Franchise statement losses are estimated by analyzing: all franchise advances that had not been re-paid within the previous four months; total franchise statement balances; historical loss rates; loss rate trends; potential for recoveries; and, management’s experience. Loss rates will vary and significant growth in our franchise network could accelerate those variances. The effect of any such variances can be significant. The estimated allowance for doubtful accounts as of December 31, 2004 was $575,000. The estimated allowance was approximately 49% of the actual amount of franchise statement losses in 2004, approximately 26% of the actual total franchise statement balances as of December 31, 2004, and approximately 36% of the actual franchise advances that had not been re-paid during the four-month period ending December 31, 2004. We believe that this estimate will increase during 2005 primarily as a result of our growing franchise operations and the corresponding growth of franchise statement balances.

Unearned Initial Franchise Fees for Buyers Assistance Plans Services The initial franchise fees that we collect are typically allocated between basic services (for access to our trade-name, suppliers and business model) and buyers assistance plan services (for consulting tasks such as inspection reports, operations analysis and marketing plan development). The initial franchise fees allocated to buyers assistance plan services are recognized as revenues when the individual consulting task is completed which requires that we estimate how much of the initial franchise fees for buyers assistance plan services are attributable to each consulting task. To make these estimates we analyze: the time required to complete the task; the level of expertise required to complete the task; the value of the task to the franchisee; and, management’s experience. Although the amounts of the initial franchise fees allocated are sometimes significant, the effect of variances on our results have not been significant, because most of the consulting tasks are completed prior to payment of the initial franchise fees at closing and all remaining consulting tasks are completed by the end of the four-month term of the buyers assistance plan consulting agreement. We believe that these estimates will not change substantially in 2005.

Discount, Prepayment and Credit Loss Rates Used to Record Loan Participation Sales and Asset-Backed Securities Sales We regularly sell the loans that we originate to banks and finance companies. Accounting for the sale of loan participations and loan securitizations and the subsequent tests for impairment are summarized in footnote 2.

Loan participations and loan securitizations represent the transfer of notes receivable, by sale, to “participating” lenders or special purpose entities. The fair value of retained interests and servicing assets resulting from the transferred loans are recorded in accordance with the criteria established by FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We typically estimate fair value based on the present value of future expected cash flows which requires us to make assumptions about credit losses, prepayment speed and discount rates. Most of our loans are adjustable rate loans on which in 2004 we assumed credit losses of 0.5% each year, prepayment speeds of 10% each year and a discount rate of 8.5%. These assumptions are made based on historical comparisons, management’s experience and the trends in actual and forecasted portfolio prepayment speeds, portfolio credit losses and market interest rates. Although we regularly analyze the accuracy of our assumptions of prepayment speeds, credit losses and discount rate and make changes when necessary, we believe that changes are unlikely in 2005. As of December 31, 2004, we tested retained interests for impairment and the resulting analysis of prepayments speeds and credit losses for the various loan pools indicated that our assumptions were historically accurate. The effect of variances can be significant and the impact of changes in these estimates is more specifically described in footnote 2.

Amortization and Useful Lives We acquire insurance agencies and other businesses that we intend to hold for more than one year. We record these acquisitions as Amortizable Intangible Assets. Accounting for Amortizable Intangible Assets,

and the subsequent tests for impairment are summarized in footnote 1(g). The rates of amortization of Amortizable Intangible Assets are based on our estimate of the useful lives of the renewal rights of customer and insurance contracts purchased. We estimate the useful lives of these assets based on: historical renewal rights information; management’s experience; industry standards; and, trends in actual and forecasted commission payout rates. The rates of amortization are calculated on an accelerated method (150% declining balance) based on a 15-year life. As of December 31, 2004, we tested amortizable intangible assets for impairment and the resulting analysis indicated that our assumptions were historically accurate and that the useful lives of these assets exceeded the amortization rate. The amortizable intangible assets have a relative stable life and, unless unforeseen circumstances occur, the life is not expected to change in the future. Because of the relatively large remaining asset balance, changes in our estimates could significantly impact our results. We believe that these estimates will not change in 2005.

The rates of amortization of Servicing Assets are based on our estimate of repayment rates, and the resulting estimated maturity dates, of the loans that we service. Loan repayment rates are determined using assumptions about credit losses, prepayment speed and discount rates as outlined in the above discussion about the fair values of servicing assets. As of December 31, 2004, an analysis of prepayments speeds and credit losses indicated that our assumptions were historically accurate and the maturity date estimates were reasonable. Although significant changes in estimates are not expected, because of the relatively large remaining asset balance, changes in our estimates that significantly shorten the estimated maturity dates could significantly impact our results. We believe that these estimates will not change in 2005.

Loan Origination Expenses Brooke Credit typically sells loans soon after origination and retains responsibility for loan servicing. However, most of Brooke Credit’s operating expenses are associated with loan origination. We analyze our lending activities to estimate how much of Brooke Credit’s operating expenses should be allocated to loan origination activities and, therefore, matched, or offset, with the corresponding loan origination fees collected from borrowers at loan closing. The estimated allocations of payroll and operating expenses to loan origination activities are based on: management’s observations and experience; job descriptions and other employment records; and, payroll records. Although not expected, significant changes in our estimation of expense allocations could significantly impact our results because loan fees amounts are significant to us. We believe that this estimate will increase during 2005 primarily as a result of our growing loan origination activity.

Revenue Recognition Policies Revenue recognition is summarized in footnote 1(e).

With respect to the previously described critical accounting policies, we believe that the application of judgments and assumptions is consistently applied and produces financial information which fairly depicts the results of operations for all years presented.

Off Balance Sheet Arrangements

As part of our ongoing operations, we make loans to franchisees and others to fund purchases or start ups of insurance agencies or funeral homes or ongoing working capital needs. We engage in the sale of loan participation interests in individual loans to banks and finance companies and the securitization of pools of insurance agency loans. These typically meet the requirements of true sales as outlined in FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The sale of loan participations and loan securitizations has resulted in the removal of a significant amount of loans from our balance sheet. The loan sales enable us to:

•	Reduce our capital investment in our financing subsidiary;

•	Reduce credit risk by removing loans from the balance sheet;

•	Recognize gains on sales of loans; and

•	Fund additional loans.

Even when loans are removed from the balance sheet, however, some risk is retained with respect to those loans that are sold with full recourse and the over-collateralized portion of securitized loan pools. See “Retained Securities” and “Loans Sold with Recourse,” below. Credit losses associated with recourse notes, retained interest held in securities and retained servicing obligations in excess of management’s assumptions could materially and adversely affect our operations and financial condition. However, based upon the historical performance of our loan portfolio, management feels that such a material adverse impact is unlikely.

Loan Sales and Securitizations When the sale of a loan is classified as a true sale, gains or losses are recognized, loans are removed from the balance sheet and residual assets, representing the present value of future cash flows from the interest and servicing spread, are recorded. Future cash flows are reduced by the amount of estimated credit losses and notes receivable prepayments, based on management’s assumptions and estimates.

The following table reports for each of the three securitizations in which we have been involved during fiscal years 2003 and 2004: (1) the amount of loans sold to a qualifying special purpose entity, (2) the amount of asset-backed securities issued as a part of the securitization, (3) the fair value of the difference between loans sold and securities issued to accredited investors and the fair value of the interest receivable retained recorded as a security for the period ended December 31, 2004, (4) the portion of the security comprised of retained interest, and (5) the portion of the security comprised of retained equity in the special purchase entity.

Securitization Table

Date of Securitization	Loans Sold	Asset-Backed Securities Issued	Servicing Income	Fair Value	Retained Interest	Retained Equity
April 2003	$15,825,000	$13,350,000	$11,000	$3,502,000	$470,000	$3,032,000
November 2003	23,526,000	18,500,000	17,000	6,955,000	984,000	5,971,000
June 2004	24,832,000	20,000,000	6,000	6,658,000	1,955,000	4,703,000

At December 31, 2004, 2003 and 2002, we had transferred assets with balances totaling $138,740,000, $101,922,000 and $59,516,000, respectively, that were accounted for as true sales, resulting in pre-tax gains for the years ended December 31, 2004, 2003 and 2002 of $2,475,000, $4,368,000 and $2,762,000, respectively. Purchasers of these note receivables obtained full control over the transferred assets (i.e. notes receivables) and obtained the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivables. Furthermore, the agreements to transfer assets do not entitle, or obligate, us to repurchase or redeem the notes receivable before their maturity except in the event of an uncured breach of a representation or warranty.

Servicing and Retained Interest Assets When we sell loan participations, we generally retain servicing income and recognize non-cash gains for the servicing benefits related to the loan sale. In recognizing such gains, we book a loan servicing asset on our balance sheet equal to our estimate of the present value of future cash flows resulting from the servicing spread. We recognize such assets only when the income allocated to our servicing responsibilities exceeds our cost of servicing, which we typically estimate at 0.25% of the loan value being serviced. On loan participations, we are typically paid annual servicing fees ranging from 0.25% to 1.375% of the outstanding loan balance. On loan securitizations, we are typically paid annual servicing fees ranging from 0.10% to 0.25% of the outstanding securitized loan balances. When the annual service fees paid to us are less than the minimum cost of servicing, which is estimated at 0.25% of the outstanding balance, a servicing liability is recorded.

To the extent that the difference between the rate paid by Brooke Credit to participating lenders and investors and the rate received by Brooke Credit from borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, Brooke Credit recognizes a non-cash asset, called an “Interest Receivable Asset”, on its balance sheet. This amount is equal to our estimate of the present value of future cash flows resulting from this interest spread. With respect to sale of loan participations, our right to interest income is not subordinate to the purchaser’s interests and we share interest income with purchasers on a pro rata basis. Although not subordinate to the purchaser’s interests, our retained interest is subject to credit and prepayment risks on the transferred assets. On loan participations sold with recourse, our retained interest is subject to credit risk on the transferred assets.

At December 31, 2004 and 2003, we recorded the value of the servicing asset at $2,909,000 and $1,723,000, respectively, and the value of the servicing liability at $39,000 and $46,000, respectively. At December 31, 2004 and 2003, we recorded the fair value of retained interest at $5,893,000 and $5,212,000, respectively, with $2,484,000 and $3,120,000, respectively, listed as Interest-Only Strip Receivable on our balance sheet, and $3,409,000 and $2,092,000, respectively, in retained interest carried in our securities.

Components of the loan servicing asset, servicing liability, interest receivable asset relating to loan participation sales as of December 31, 2004 were as follows (in thousands):

	Servicing Asset	Servicing Liability	Interest Receivable Asset
Estimated cash flows from loan servicing fees/interest income	$5,562	$0	$2,793
Less:
Servicing expense	(1,116)	55
Estimated credit losses*			(66)
Discount to present value	(1,537)	(16)	(243)
Carrying Value	$2,909	$39	$2,484

*	Estimated credit losses from liability on sold recourse loans with balances totaling $3,733 as of December 31, 2004. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Retained Securities The terms of Brooke Credit’s securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. Brooke Credit retains ownership of the resulting subordinate interest in the loan pool and borrows money from commercial banks to fund this investment. As such, our retained interest is subject to credit and prepayment risks on the transferred assets. As of December 31, 2004, Brooke Credit had subordinate investment interest in loan pools totaling $13,707,000, part of which is the carrying value of our retained interest in asset-backed securities, and has borrowed $7,871,000 as of December 31, 2004 from commercial banks to fund this investment.

In connection with the recognition of non-cash gains for the interest benefits of asset-backed securities sales, the present value of future cash flows were recorded as an interest receivable asset and included on the balance sheet as part of the investment securities balance. Components of the interest receivable asset as of December 31, 2004 were as follows (in thousands):

Estimated cash flows from interest income	$5,332
Less:
Estimated credit losses	(783)
Discount to present value	(1,140)
Carrying Value of Retained Interest in Asset-Backed Securities	$3,409

We annually evaluate and measure the retained interest and servicing assets for potential impairment. Impairment testing involves comparing our current discounted value of future interest and servicing revenue with our carrying value for the retained interest and servicing assets (using a constant set of assumptions). If our current discounted value is less than our carrying value, we recognize an impairment equal to the difference in value. No impairment was recognized in the fiscal years ended December 31, 2004, 2003 and 2002.

In addition, we conduct sensitivity analysis to evaluate the potential impact of a 10% to 20% change in the key economic assumptions used in valuing our retained interest and servicing assets. These key economic assumptions include prepayment speed, expected credit losses and discount rate. As of December 31, 2004, an increase in these key economic assumptions by 10% to 20% generally results in decreases of 1% to 6% in the value of the retained interest and servicing assets. More drastic changes to economic and market conditions than those we have modeled would likely lead to greater diminution in the value of the retained interest and servicing assets.

Loans Sold With Recourse The business and real estate loans on our balance sheet at December 31, 2004 and 2003, $3,733,000 and $14,131,000, respectively, were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. At December 31, 2004, all such recourse loans: a) had no balances more than 60 days past due; b) had adequate collateral; c) and, were not in default.

Market Conditions and Strategies Affecting Sale and Securitization Transactions Our lending operations depend on our ability to sell either loan participation interests or securities backed by our originated loans to banks and finance companies. We believe that our relationships with participating lenders and loan pool investors have been good, that investor interest in our loans has been strong, and that we will continue to have available purchasers of our loan participation interests and asset-backed securities. Several factors, however, will affect our ability to sell participation interests in our loans and to complete securitizations, including:

•	conditions in the securities markets, generally;

•	conditions in the asset-backed securities markets;

•	changes in interest rates and their impact on credit losses and prepayment speed;

•	the credit quality and performance of our financial instruments and loans;

•	our ability to adequately service our financial instruments and loans; and,

•	the absence of any material downgrading or withdrawal of ratings given to securities previously issued in our securitizations.

One of our goals is to fund an increasing number of originated loans through our line of credit with DZ Bank, leading up to the time of loan securitizations. To do so, our debt is expected to increase. The increase in our debt may cause our network of participating lenders to become uncomfortable and, as a result, we may not be able to sell participation interests in loans we originate on terms acceptable to us or at all. Such result would have a material adverse effect on our operations and prospects for growth. Accordingly, we are cautiously monitoring our increased debt totals resulting from DZ Bank funding activities and the comfort of the network of participating lenders and will modify our method of funding practices as needed to maintain a significant network of purchasers of loans.

A material change in any of the foregoing economic and market conditions would likely have a material adverse effect on our ability to pursue sales of our loan participations or loan securitizations. In addition, such changes in economic and market conditions could lead to an impairment in the value of our retained interest and servicing assets. Either the loss of our loan sale markets or an impairment in the retained interest and servicing assets could, in turn, have a material adverse effect on our results of operations and financial condition.

In the event of such material change in economic and market conditions, we would likely examine a range of strategic options, including evaluating: our current capital structure; the availability of credit sources in addition to the loan participation and loan securitization markets; a possible reduction in the expansion of our franchise network; a possible curtailment in our lending operations; and, an examination of our internal cost and operating structure. We would make no such change prior to thoroughly evaluating our alternatives and market conditions. While our management cannot predict market conditions or the reactions of participating lenders to changes in market conditions or our strategies, we are unaware of any trends or uncertainties that are reasonably likely to materially reduce our ability to sell loans and remove them from our balance sheet under current accounting rules, or any need to consider any such strategic options at this time.

Proposed Accounting Changes The Financial Accounting Standards Board has indicated its intention to reissue the exposure draft, “Qualifying Special Purpose Entities and Isolation of Transferred Assets, an Amendment of FASB Statement No. 140,” during the third quarter of calendar year 2005. The purpose of the proposal is to provide more specific guidance on the accounting for transfers of financial assets to a qualified special purpose entity. Provisions in the first exposure draft, as well as tentative decisions reached by the Board during its deliberations, may require the Company to consolidate its current qualified special purpose entities. The provisions of the exposure draft are subject to FASB due process and are subject to change. We will continue to monitor the status of the exposure draft, and consider changes, if any, to current structures as a result of the proposed rule.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We originate loans which will generally be sold to funding institutions as participation interests or to accredited investors as asset-backed securities. The substantial majority of the loans are adjustable-rate loans based on a prime rate plus a margin and interest rate changes will impact their value, and may impact credit losses and prepayments associated with the loans. A significant rise in interest rates may result in an increase in credit losses. A significant decrease in interest rates may result in an increase in prepayment speed as borrowers refinance their loans at lower interest rates.

When interest rates on our loan assets do not adjust at the same rates as our liabilities associated with those assets, our earnings are subject to risk. Interest rate risk associated with loan assets and funding liabilities prior to the sale of the loans is minimized by the fact that loans are generally held for less than one year. We further manage interest rate risk on loan assets and liabilities remaining after the sale of the loans by matching our cost of funds with the rate structure of the underlying loans. We apply interest rates on those assets and liabilities that float at a spread above the prime rate, so that, when interest rates on the assets adjust, the interest rates on the liabilities adjust correspondingly.

When loans are sold, and the sale of participation interests or asset-backed securities is classified as a true sale, we record a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans, net of prepayment and credit loss assumptions. When the sale of a loan participation interest is accounted for as a true sale, we retain servicing responsibilities for which we receive annual servicing fees based on a percentage of the outstanding balance. The gain or loss associated with loan servicing is determined based on present value calculations of future cash flows from the servicing the underlying loans, net of prepayment assumptions. The present value calculations of future cash flows of underlying loans and future cash flows from the servicing of underlying loans are based in part on management’s estimates of discount rates. Underlying loans with adjustable interest rates are evaluated separately from loans with fixed interest rates. A significant rise in interest rates could result in the impairment of retained interest and servicing assets and adversely affect the Company’s business financial condition and results of operation. Impairment is evaluated and measured annually. No impairment was recognized in the years ended December 31, 2004, 2003, and 2002. We continuously monitor market conditions, interest rate changes and market comparables, evaluate the propriety of the discount rate utilized in our assumptions, and assess interest rate sensitivity as an indication of interest rate risk.

At December 31, 2004, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year were as follows (rates per annum):

	Business Loans (Adjustable Rate Stratum)*	Business Loans (Fixed-Rate Stratum)
Prepayment speed	10%	8%
Weighted average life (months)	137	61
Expected credit losses	0.5%	0.21%
Discount rate	8.5%	8.5%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans, the rate is adjusted annually on December 31st. Beginning in the third quarter of 2004, contract terms on new loans are adjusted monthly or daily to an index.

At December 31, 2004, assumptions relating to discount rate and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(in thousands)	Business Loans (Adjustable Rate Stratum)*	Business Loans (Fixed-Rate Stratum)
Discount rate (annual)	8.5%	8.5%
Impact on fair value of 10% adverse change	$(192)	$(2)
Impact on fair value of 20% adverse change	$(371)	$(4)

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interests and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. See footnote 2 to our consolidated financial statements regarding Notes Receivable, fair value and the effect of adverse changes to prepayment speed and credit losses.

The above adverse changes for discount rate are calculated on our retained interests and servicing assets on loans sold totaling $138,740,000.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in discount rate assumptions (in thousands).

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

As discussed in Note 22 to the financial statements, subsequent to the issuance of our report on March 4, 2005, management ~~determined that certain expenses originally classified as other operating expenses should be classified as commission expense~~ determined that commission amounts retained from franchisees as payment for use of service and sales centers should be applied to service/sales center expense, which is a component of other operating expenses, and not commission expense. The accompanying financial statements were adjusted to reflect this change.

Summers, Spencer & Callison, CPAs, Chartered

Topeka, Kansas

March 4, 2005

(except for Note 22 as to which the date is July 23, 2005)

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

Brooke Corporation

Consolidated Statements of Operations

YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(in thousands, except per share data)

	2004	2003	2002
Operating Income
Insurance commissions	$63,904	$45,706	$30,540
Interest income (net)	5,072	1,819	737
Seller consulting fees	5,236	4,109	1,589
Gain on sale of businesses	5,261	418	165
Initial franchise fees for basic services	8,795	425	—
Initial franchise fees for buyer assistance plans	8,122	8,147	3,954
Gain on sale of notes receivable	2,475	4,368	2,762
Gain on extinguishment of debt	—	—	439
Insurance premiums earned	401	283	—

Policy fee income	2,003	610	173
Other income	654	82	36

Total Operating Income	101,923	65,967	40,395

Operating Expenses
Commissions expense	49,600	37,011	26,184

Payroll expense	20,151	11,355	7,014
Depreciation and amortization	2,504	1,423	809
Insurance loss and loss expense incurred	(17)	77	—

Other operating expenses	16,444	8,617	3,442

Other operating interest expense	927	665	497

Total Operating Expenses	89,609	59,148	37,946

Income from Operations	12,314	6,819	2,449

Other Expenses
Interest expense	2,340	576	252

Total Other Expenses	2,340	576	252

Income Before Income Taxes	9,974	6,243	2,197

Income tax expense	3,280	2,083	747

Net Income	$6,694	$4,160	$1,450

Net Income per Share:
Basic	$0.69	$0.42	$0.14
Diluted	$0.65	$0.41	$0.14

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

Brooke Corporation

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1. Summary of Significant Accounting Policies

(a) Organization

Brooke Corporation (the “Company”) was incorporated under the laws of the State of Kansas in January 1986. The Company’s registered office is located in Overland Park, Kansas. At December 31, 2004, Brooke Holdings, Inc. owned 63.06% of the Company’s common stock. The Company is primarily a holding company that owns directly, or indirectly through a wholly owned subsidiary, 100% of the stock and ownership interests of all of its subsidiaries. The Company’s primary business operations are conducted by its subsidiaries and include franchising, franchise and insurance related lending and insurance brokerage.

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

Acquisition Subsidiaries:

The Brooke Agency, Inc. and Brooke Investments, Inc. subsidiaries acquire businesses and real estate assets for long-term investment. The operations of each acquisition subsidiary are conducted by employees of an affiliated subsidiary of the Company. Separate unaudited financial statements are typically prepared for each acquisition subsidiary because each obtains loans from Brooke Credit Corporation and other lenders to fund their acquisitions.

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

The Company estimates that a certain level of accounts receivable, primarily franchisee account balances, will be uncollectible, therefore an allowance has been recognized for uncollectible amounts. See Footnote 2. The Company’s franchise subsidiary has established allowances of $575,000 and $0 at December 31, 2004 and 2003 respectively, against commission advance amounts owed by franchisees. The Company’s franchise subsidiary regularly assists its franchisees by providing commission advances during months when commissions are less than expected, but expects repayment of all such advances within four months. At December 31, 2004, the amount of allowance was determined after specific analysis of all franchise advances that had not been re-paid in the four month period ended December 31, 2004.

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

(e) Revenue Recognition

Commissions. Commission revenue on insurance policy premiums is generally recognized as of the effective date of the policies or, in certain cases, as of the effective date or billing date, whichever is later. Contingent and profit sharing commissions typically represent a share of insurance company profits on policies written by the Company. The calculation of insurance company profits is usually made by the insurance company by deducting policyholder claims and insurance company expenses from policy premiums. Although the share of insurance company profits paid to the Company is affected by annual premium growth, the Company does not typically receive contingent commissions based solely on premium volume. Contingent and profit sharing commissions are generally paid based on prior year performance and recognized when received. Premiums due from the insured to the Company are reported as assets of the Company and as corresponding liabilities, net of commissions, to the insurance carriers.

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

Policy fees. The Company receives fees for the placement and issuance of policies that are in addition to, and separate from, any sales commissions paid by insurance companies. As these policy fees are not refundable and the Company has no continuing obligation, all such revenues are recognized on the effective date of the policies or, in certain cases, the billing date, whichever is later.

Interest income. The Company recognizes interest income when earned.

Gains on sale of notes receivable. Loan participation and loan securitizations represent the transfer of notes receivable, by sale, to “participating” lenders or special purpose entities. When transfers meet the criteria to be accounted for as a true sale, established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the gain on sale of a note receivable is recognized when the note receivable is sold. When the Company sells notes receivables, it typically retains servicing rights and interest income. Gains or losses on sales of notes receivable depends, in part, on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest and servicing assets based on their relative fair value at the date of transfer.

Loan origination fees. Loan origination fees charged to borrowers are offset against loan origination expenses incurred during the underwriting and placement of loans and are, therefore, not recorded as revenues. Loan origination fees reimburse the Company for cash outflows associated with the up-front issuance costs such as financial guarantee policy premiums, travel expenses for location inspections or meetings with the borrowers, and placement of the loans to outside investors.

Initial franchise fees. The Company receives initial franchise fees for two types of initial franchise services: basic services provided pursuant to a franchise agreement and buyers assistance plan (“BAP”) services provided pursuant to a consulting agreement. Agreements are typically executed, and initial franchise fees are typically paid, when a franchise is acquired or opened. Initial franchise fees are non-refundable after execution of the franchise or consulting agreement.

The initial franchise fees for basic services cover the franchisees’ access to the registered name “Brooke,” access to suppliers, and access to the Company’s Internet-based management software program. These basic services are the types of services typically provided by franchisors. Delivery of these services is substantially complete when the franchise location is opened. Therefore, all such revenues are immediately recognized.

The initial franchise fees paid for BAP services cover several separate and distinct consulting tasks such as inspection report compilation, marketing profile and plan development, and operations analysis. Each consulting task is a separate accounting unit and revenues for each consulting task are recognized using the percentage of completion accounting method. Most of the BAP services (inspection reports, operations analysis and marketing plan development) are provided by the Company before franchise acquisition, resulting in the recognition of associated revenues when initial franchise fees are paid at closing. Although substantially all of the BAP services are performed prior to closing, the Company does not record any revenues from initial franchise fees until the actual payment of fees at closing. As a result, in 2004, approximately 87% of those initial franchise fees related to BAP assistance were immediately recognized as revenue. The remaining BAP initial franchise fees are typically credits held in reserve for initial advertising, training and signage expenses. These credits are released, and the revenue recognized, as the actual expenses are incurred. When calculating the percentage of completion for these remaining BAP consulting services, the Company analyzes the time and expense expended to date in providing these services and the amount of tangible benefits received to date by franchisees.

Total initial franchise fees for BAP services typically vary based on a percentage of the acquired business’s revenues because the time and expertise required of the Company to perform BAP services generally varies with acquisition size. However, the time and expertise required of the Company to provide basic services and the value to franchisees of those basic services, remains the same for all franchisees (even to start up or de novo franchisees), so the amount of total initial franchise fees allocated to basic services does not vary. Accordingly, total initial franchise fees are first allocated to initial franchise fees for basic services in the amount typically charged to start up franchisees and the remainder of the total initial franchise fees is allocated to BAP services.

Seller consulting fees. The Company completes its consulting obligation to business sellers at closing and is not required to perform any additional tasks for the seller. Therefore, revenues from seller consulting fees are recognized at closing because the Company has no continuing obligation.

Gains on sale of businesses. The Company sometimes negotiates below-market interest rates on the deferred portion of purchase prices paid to business sellers. These interest rate concessions reduce the Company’s carrying value and increase the Company’s gain when sold to franchisees. Although the Company has a continuing obligation to pay the deferred portion of the purchase price when due, it is not obligated to prepay the deferred portion of the purchase price or to otherwise diminish the benefit of the below-market interest rate. Therefore, revenues from, gains on sale of businesses resulting from deferred payments to sellers are recognized at closing because the Company has no continuing obligation.

The Company sometimes acquires businesses that it plans to own and operate as part of its business. If it later decides to sell such businesses for a price greater than their carrying value, then it recognizes a gain. When the business is sold, the Company has no continuing obligations and, therefore, revenues from gains on sale of businesses resulting from agency sales are recognized immediately at the time of sale.

Premiums. Through its subsidiary DB Indemnity LTD., excess liability premiums are recorded on the written basis and recorded as revenues over the term of the policies. Unearned premium reserves are established to cover the unexpired portion of premiums written and assumed and revenues are correspondingly reduced.

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

(g) Amortizable Intangible Assets

Included in other assets are the unamortized costs of renewal rights (rights to renewal commissions received from insurance policies) purchased by the Company and through subsidiaries (Brooke Life and Health, Inc., The American Agency, Inc., CJD & Associates, L.L.C., TAR Holding Company, Inc. and Texas All Risk General Agency, Inc) for businesses the Company plans to own and operate for more than one year. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. The rates of amortization of Amortizable Intangible Assets are based on our estimation of the useful lives of the renewal rights of customer and insurance contracts purchased. Amortization was $898,000, $291,000 and $163,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

The acquisition of renewal rights purchased by the Company or by its subsidiaries for businesses the Company plans to own and operate for less than one year are not classified as Amortizable Intangible Assets (see footnote 1(i)). Recent acquisitions and divestitures of Amortizable Intangible Assets are discussed in footnote 12.

On July 1, 2002, the Company acquired 100% of the outstanding ownership interests of CJD & Associates, L.L.C. and $1,417,000 of the initial purchase price was allocated to renewal rights. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with FAS 141, “Business Combination,” any such payments for an increased purchase price will be recorded as Amortizable Intangible Assets when made. Additional payments of the purchase price have been made in the amount of $993,000 since the initial purchase.

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

On November 30, 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and TAR Holding Company, Inc. which collectively own 100% of the outstanding shares All Risk General Agency, Inc. $1,000,000 of the initial purchase price was allocated to Amortizable Intangible Assets. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with FAS 141, “Business Combinations,” any such payments for an increased purchase price will be recorded as Amortizable Intangible Assets when made. Additional payments of the purchase price have been made in the amount of $472,000 since the initial purchase.

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

(i) Investment in Businesses

The amount of assets included in the “Investment in Businesses” category is the total of purchase prices paid, or market prices if lower, for business assets, primarily renewal rights, that Brooke Franchise Corporation acquires to hold in inventory for sale to its franchisees. Renewal rights associated with businesses that the Company plans to own and operate for less than one year are considered inventory and are not amortized (see footnote 1(g)) because the residual values of those assets are expected to be the same at the time of sale to franchisees as the time of acquisition by the Company. Typically the Company acquires and sells the business assets simultaneously. If the assets are not sold simultaneously then the Company operates the business until sold and records the income and expense associated with the business. The amount of income and expenses associated with inventoried businesses is not considered material by the Company. The number of businesses purchased for this purpose for the years ended December 31, 2004 and 2003 was 51 and 50, respectively. Correspondingly, the number of businesses sold from inventory for the year ended December 31, 2004 and 2003 was 50 and 50, respectively. At December 31, 2004 and 2003, the “Investment in Businesses” inventory consisted of 2 businesses and 1 business, respectively, with fair market values totaling $1,022,000 and $367,000, respectively. Inventory at December 31, 2004 was partially funded with a $439,000 seller note payable collateralized by renewal rights generating estimated annual commissions of $469,000.

The acquisition of renewal rights purchased by the Company or through its subsidiaries for businesses the Company plans to own and operate for more than one year are not classified as Investment in Businesses (see footnote 1(g)). In footnote 12, we discuss our accounting for businesses which we have acquired with the intent to own and operate for periods greater than one year. Such businesses are part of the Company’s existing operations and are not part of Investment in Businesses.

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

The holders of the Company’s 2002 and 2002A convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 10% of the liquidation value of such stock per share per annum if determined by the Board of Directors. The holders of 2002 and 2002A convertible preferred stock do not have any voting rights and their conversion rights have expired. In the case of liquidation or dissolution of the Company, the holders of the 2002 and 2002A convertible preferred stock shall be entitled to be paid in full the liquidation value, $25 per share before the holders of common stock.

The holders of the Company’s 2002B convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 9% of the liquidation value of such stock per share per annum if determined by the Board of Directors. The holders of 2002B convertible preferred stock do not have any voting rights and their conversion rights have expired. In the case of liquidation or dissolution of the Company, the holders of the 2002B convertible preferred stock shall be entitled to be paid in full the liquidation value, $32 per share, after payment of full liquidation value to the holders of 2002 convertible preferred stock, 2002A convertible preferred stock, and before the holders of common stock.

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

In April 2004, the Company’s shareholders approved the reduction of the common stock’s par value from $1.00 to $.01 per share. The Company’s shareholders also authorized an increase in the number of common shares from 9,500,000 to 99,500,000. The common shareholders shall possess all rights and privileges afforded to capital stock by law, subject to holders of convertible preferred stock.

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

The prior year comparative average number of shares of common stock has been adjusted to reflect the 2-for-1 stock split in 2004 and the 6-for-1 stock split in 2003.

	Years Ended
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

(p) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries except for the following qualifying special purpose entities: Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC and Brooke Securitization Company 2004A, LLC. These qualifying special purpose entities were formed for the sole purpose of acquiring loans in connection with the securitization of agency loans. Each is treated as its own separate and distinct entity. Qualifying special purpose entities are specifically excluded from consolidation under FIN 46. All significant intracompany accounts and transactions have been eliminated in consolidation of the financial statements.

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

(u) Securities

The carrying values of securities were $17,889,000 and $11,381,000 at December 31, 2004 and 2003, respectively, and consisted primarily of three types of securities: interest only strip receivable in loan securitizations, retained interests in loan securitizations and common stock. These securities are classified as available for sale under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Loan securitizations represent the transfer of notes receivable by sale, to a bankruptcy-remote special purpose entity that issues asset-backed notes to accredited investors. The aggregate carrying values of $17,115,000 and $10,608,000 at December 31, 2004 and 2003 respectively, for the corresponding marketable securities approximates the fair value as calculated by the Company using reasonable assumptions.

The carrying values of the interest only strip receivable in loan securitizations were $3,409,000 and $2,092,000 at December 31, 2004 and 2003, respectively. The carrying values of retained interests were $13,706,000 and $8,516,000 at December 31, 2004 and 2003, respectively. The amount of unrealized gain on the interest only strip receivable was $226,000 and $96,000 at December 31, 2004 and 2003, respectively.

When the Company sells note receivables in securitizations of insurance agency loans, it retains an interest-only strip receivable, a subordinated tranche and cash reserve accounts, all of which are retained interests in the loan securitizations. The amount of gain or loss recorded on the sale of notes receivable in securitizations depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To initially obtain fair value of retained interest resulting from securitization of note receivables, quoted market prices are used if available. However, quotes are generally not available for such retained interests, so the Company typically estimates fair value based on the present value of future expected cash flows estimated using management’s best estimates of key assumptions, credit losses (.5% annually), prepayment speed (10% annually) and discount rates (8.5%) commensurate with the risks involved.

Upon the securitization of financial assets, unaffiliated purchasers in the transferred assets obtain full control over the assets and obtain the right to freely pledge or transfer the note receivables. Servicing associated with the transferred assets is the responsibility of unaffiliated servicing companies, which are compensated directly from cash flows generated from the transferred assets.

Although the Company does not provide recourse on the transferred notes and is not obligated to repay amounts due to unaffiliated purchasers, its retained interest is subject to loss, in part or in full, in the event credit losses exceed initial and ongoing management assumptions used in the fair market value calculation. Additionally, a partial loss of retained interest could occur in the event actual prepayments exceed management’s initial and ongoing assumptions used in the fair market calculation.

Cash flows associated with the Company’s retained interest in the transferred assets are subordinate to cash flow distributions to the trustee over the transferred assets, servicer of the transferred loans and unaffiliated purchasers. Actual prepayments and credit losses will impact the amount and frequency of cash flow distributions to the Company from its retained interest. Although the Company expects to receive a certain level of cash flow over the life of the securitized receivables and the term of the securitization notes, the Company will not receive full return of its retained interest until all obligations with respect to underlying loans are met.

Subsequent to the initial calculation of the fair value of retained interest, the Company utilizes the same initial fair market calculation methodology to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred note receivables and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. Additionally, the Company completes an ongoing analysis of key assumptions used in the fair market value calculation to ensure that such assumptions used in the calculation are viable, based on current and historical prepayment and credit loss trends within similar asset types. Based upon this analysis, the assumptions currently used have not changed since the inception of the securities. Management may make necessary adjustments to key assumptions based on current and historical trends, which may result in an immediate reduction or impairment loss in the fair market value of retained interest. There are no trends known to management that will likely result in a change in the Company’s assumptions in the near future. Accordingly, although the value of the securities will decline as a result of underlying loan repayments, the Company does not anticipate changes in the fair value of securities in the near future based upon changes in assumptions. Summarized in footnote 2 to the Company’s consolidated financial statements ia sensitivity analysis or stress test on retained interests to determine the impact of a 10% and 20% variance in key assumptions currently used by management to calculate the fair value of retained interest.

Footnote 2 also contains a table summarizing the principal balances of loans managed by the Company, which includes the subordinate tranche (equity interest in securities balance) within the securitized note receivables. Included within the table are delinquency and net credit loss trends of managed receivables at December 31, 2004 and 2003.

The Company acquired approximately 9% of the stock outstanding in First American Capital Corporation in October, 2003 for $772,000. This investment was subsequently sold in March, 2005 for $770,000.

(v) Insurance Losses and Loss Expenses

Insurance losses to be incurred and loss expenses to be paid by DB Indemnity, LTD. are estimated and recorded when advised by the insured. Outstanding losses and loss expense adjustments represent the amounts needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred before the balance sheet date. These amounts are based upon estimates of losses reported by the insureds plus an estimate for losses incurred but not reported.

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

(w) Other Operating Interest Expense

Operating interest expense includes interest paid by the Company’s finance subsidiary to DZ BANK AG Deutsche Zentral-Genossenschaftsbank on a line of credit loan for the purpose of originating insurance agency loans and is therefore an operating expense. The interest paid to DZ BANK AG for the year ending December 31, 2004 was $291,000. No interest was paid prior to 2004. The finance subsidiary also pays interest to bondholders. The funds received from the sale of the bonds were for the purpose of originating loans and the associated interest expense is therefore an operating expense. Bond interest expenses for the years ended December 31, 2004, 2003 and 2002 were $426,000, $458,000, and $496,000, respectively. The Company also pays interest to debenture holders. The funds received from the sale of debentures were used by the finance subsidiary to originate loans and the associated interest expense is therefore an operating expense. The debenture interest expenses for the years ended December 31, 2004, 2003, and 2002 were $209,000, $207,000, and $0, respectively.

(x) Stock-Based Compensation

The Company has granted stock options to employees of the Company pursuant to its 2001 Compensatory Stock Option Plan. The Company’s net income would have been reduced to $6,493,000, $3,952,000, and $1,311,000 for the years ended December 31, 2004, 2003, and 2002 respectively with the Company’s income per fully diluted share being reduced to $.64, $.39 and $.12 at December 31, 2004, 2003, and 2002 respectively, if the compensation cost for the stock options had been determined based on the fair value at the date of grant pursuant to the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”. The Company made the following assumptions when calculating the fair value of the stock option: expected stock volatility of 30%; risk-free interest rate of 5%; and dividend rate of 1%. See footnote 13 for additional disclosures.

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

(y) Interest-only strip receivable

The aggregate carrying values of interest only-strip receivables were $2,484,000 and $3,120,000 at December 31, 2004 and 2003, respectively. Interest-only strip receivables represent the fair value of an asset resulting from the sale of notes receivable to a participating bank. The amount of unrealized gain on the interest-only strip receivable was $275,000 and $270,000 at December 31, 2004 and 2003, respectively. The interest-only strip receivables have varying dates of maturities ranging from the 3rd quarter of 2011 to the 4th quarter of 2019.

When the Company sells note receivables to a participating bank, it retains an interest-only strip receivable. The amount of gain or loss recorded on the sale of notes receivable to a participating bank depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interest-only strip receivable based on its relative fair value at the date of transfer. To obtain fair values, the Company estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions (credit losses, prepayment speeds, and discount rates) commensurate with the risks involved. For additional information on the key assumptions and risks involved see footnote number 2.

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

Of the note receivables sold, at December 31, 2004 and 2003, $138,740,000 and $101,922,000, respectively, were accounted for as sales because the transfers meet the criteria established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Purchasers of these note receivables obtained full control over the transferred assets (i.e. notes receivables) and obtained the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivables. Furthermore, the agreements to transfer assets do not entitle, or obligate, the Company to repurchase or redeem the notes receivable before their maturity except in the event of an uncured breach of warranty.

When the Company sells notes receivable, it generally retains interest and servicing income. Gain or loss on sales of the notes receivable depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest and servicing assets based on their relative fair value at the date of transfer.

On loan participations, the Company is typically paid annual servicing fees ranging from .25% to 1.375% of the outstanding loan balance. In those instances whereby annual service fees paid to the Company are less than the minimum cost of servicing, which is estimated at .25% of the outstanding balance, a servicing liability is recorded. Additionally, the Company often retains interest income. The Company’s right to interest income is not subordinate to the purchasers’ interests and the Company shares interest income with purchasers on a prorata basis. Although not subordinate to purchasers’ interests, the Company’s retained interest is subject to credit and prepayment risks on the transferred assets. Additionally, on loan participations sold with recourse, the Company’s retained interest is subject to credit risk on the transferred assets.

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

In November 2003, Brooke Credit Corporation sold $23,526,000 of loans to qualifying special purpose entity Brooke Captive Credit Company 2003, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $18,500,000 of asset backed securities were issued to accredited investors by Brooke Captive Credit Company 2003 LLC. Brooke Credit Corporation received servicing income of $17,000 and $2,000, respectively from the primary servicer for the years ended December 31, 2004 and 2003. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $6,955,000 and $6,924,000, respectively on December 31, 2004 and 2003. This security is comprised of retained interest totaling $984,000 and retained equity in the special purchase entity totaling $5,971,000.

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

At December 31, 2004 and 2003, the Company had transferred assets with balances totaling $138,740,000 and $101,922,000, respectively resulting in pre-tax gains for the years ended December 31, 2004, 2003 and 2002 of $2,475,000, $4,368,000 and $2,762,000, respectively.

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

The predominant risk characteristics of the underlying loans of the Company’s retained interest and servicing assets have been analyzed by management to identify how to stratify these assets for the purpose of evaluating and measuring impairment. The underlying loans are very similar in virtually all respects; however management has concluded that those underlying loans with adjustable interest rates should be evaluated separately from loans with fixed interest rates. Accordingly, different key economic assumptions have been used when determining the fair value of retained interest and servicing assets resulted from fixed rate loans than have been used for adjustable rate loans. No valuation allowance has been established because the fair value for the adjustable rate loan stratum is not less than the carrying amount of the servicing assets.

Although substantially all of the Company’s loans are adjustable, a discount rate has been applied to reflect the net present value of future revenue streams. As such, changes in the net present value rate, or discount rate, resulting from interest rate variations, could adversely affect the asset’s fair value.

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

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interests and servicing assets on loans sold totaling $138,740,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interests in loans sold with recourse to participating lenders and loans sold in securitizations.

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

Seller notes payable are typically the deferred portion of purchase prices paid by the Company to acquire insurance agencies for resale by the Company to franchisees. Seller notes payable are secured by a collateral interest in the insurance policy renewal rights purchased by the Company. Sellers typically agree that their security interests are subordinate to Brooke Credit’s security interests in the renewal rights of the agency, which also collateralize the loans made by Brooke Credit to franchisees. The renewal rights associated with the collateral interests of seller notes payable had estimated annual commissions of $35,192,000 at December 31, 2004.

As referenced in footnote 1(i), the Investment in Businesses inventory at December 31, 2004 was partially funded with a $439,000 seller note payable collateralized by renewal rights generating estimated annual commissions of $469,000. None of the Amortizable Intangible Assets described in footnote 1(g) and none of the Acquisitions and Divestitures described in footnote 12 was financed with seller note payables at December 31, 2004.

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

Interest incurred on bank loans, notes payable and other long-term obligations for the years ended December 31, 2004, 2003 and 2002 was $3,267,000, $1,241,000 and $749,000, respectively.

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

The Franchise Services Business segment includes the sale of insurance, financial, funeral and credit services on a retail basis through franchisees. The Insurance Brokerage Business segment includes the sale of hard to place and niche insurance policies on a wholesale basis and the ownership of offshore insurance companies. The Lending Services Business segment includes the solicitation, underwriting, origination, sale and servicing of loans. The results of each segment are separately audited and the segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company assesses administrative fees to each business segment for legal, corporate and administrative services. Administrative fees for Franchise Services, Insurance Brokerage and Lending Services for the year ended December 31, 2004 totaled $5,100,000, $60,000 and $900,000, respectively and for the year ended December 31, 2003 totaled $5,100,000, $600,000 and $1,200,000, respectively. No administrative fees were recorded for the year ended December 31, 2002. Administrative fees are reported as an expense for the individual business segment and reported as “other operating expenses” in the reconciliation of the segment totals to the related consolidated totals. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “other operating expenses”.

The tables below reflects summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2004, 2003 and 2002:

2004 (in thousands)	Franchise Services Business	Insurance Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$57,619	$6,285	$—	$—	$—	$63,904
Policy fee income	—	2,003	—	—		2,003
Insurance premiums earned	—	401	—	—	—	401
Interest income	39	52	5,740	—	(759)	5,072
Gain on sale of notes receivable	—	—	2,448	—	27	2,475
Seller consulting fees	5,236	—	—	—	—	5,236
Initial franchise fees for basic services	8,795	—	—	—	—	8,795
Initial franchise fees for buyers assistance plans	8,122	—	—	—	—	8,122
Gain on sale of businesses	5,261	—	—	—	—	5,261
Other income	211	353	64	179	(153)	654
Total Operating Income	85,283	9,094	8,252	179	(885)	101,923
Interest expense	1,344	330	1,365	1,034	(806)	3,267
Commissions expense	46,725	2,875	—	—	—	49,600
Payroll expense	11,262	3,314	1,441	4,134	—	20,151
Insurance loss and loss expense incurred	—	(17)	—	—	—	(17)
Depreciation and amortization	429	254	973	848	—	2,504
Other operating expenses	15,929	2,047	1,122	(2,085)	(569)	16,444
Income Before Income Taxes	9,594	291	3,351	(3,752)	490	9,974
Segment assets	47,300	13,869	78,664	11,048	(42,551)	108,330
Expenditures for segment assets	27,081	2,488	2,393	1,634	—	33,596

2003 (in thousands)	Franchise Services Business	Insurance Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$40,110	$5,596	$—	$—	$—	$45,706
Policy fee income	—	610	—	—	—	610
Insurance premiums earned	—	283	—	—	—	283
Interest income	9	71	2,335	61	(657)	1,819
Gain on sale of notes receivable	—	—	4,320	—	48	4,368
Seller consulting fees	4,109	—	—	—	—	4,109
Initial franchise fees for basic services	425	—	—	—	—	425
Initial franchise fees for buyers assistance plans	8,147	—	—	—	—	8,147
Gain on sale of businesses	357	—	—	61	—	418
Other income	2	37	11	32		82
Total Operating Income	53,159	6,597	6,666	154	(609)	65,967
Interest expense	179	162	530	1,027	(657)	1,241
Commissions expense	34,751	2,260	—	—	—	37,011
Payroll expense	5,433	2,163	838	2,921	—	11,355
Insurance loss and loss expense incurred	—	77	—	—	—	77
Depreciation and amortization	38	103	685	597	—	1,423
Other operating expenses	9,208	1,624	1,363	(3,578)	—	8,617
Income Before Income Taxes	3,550	208	3,250	(813)	48	6,243
Segment assets	25,277	13,254	33,485	2,604	(17,762)	56,858
Expenditures for segment assets	1,381	41	—	—	—	1,422

2002 (in thousands)	Franchise Services Business	Insurance Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$27,966	$2,574	$—	$—	$—	$30,540
Policy fee income	—	173	—	—	—	173
Insurance premiums earned	—	—	—	—	—	—
Interest income	—	66	1,540	—	(869)	737
Gain on sale of notes receivable	—	—	2,762	—	—	2,762
Seller consulting fees	1,589	—	—	—	—	1,589
Initial franchise fees for buyers assistance plans	3,954	—	—	—	—	3,954
Gain on sale of businesses	165	—	—	—	—	165
Gain on extinguishment of debt	439	—	—	—	—	439
Other income	36	—	—	—	—	36
Total Operating Income	34,149	2,813	4,302	—	(869)	40,395
Interest expense	1,122	—	496	—	(869)	749
Commissions expense	25,036	1,148	—	—	—	26,184
Payroll expense	5,925	640	449	—	—	7,014
Depreciation and amortization	444	53	312	—	—	809
Other operating expenses	3,015	311	116	—	—	3,442
Income Before Income Taxes	(1,393)	661	2,929	—	—	2,197
Segment assets	14,981	5,826	12,131	—	(4,583)	28,355
Expenditures for segment assets	1,642	115	—	—	—	1,757

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

Pursuant to an announced personal financial planning process, in July, 2004 Robert D. Orr transferred Brooke Corporation stock into Brooke Holdings, Inc. and in September, 2004 Brooke Holdings, Inc. transferred Brooke Corporation stock to a Brooke Holdings, Inc. minority shareholder. Under Section 16(b) of the Securities Exchange Act of 1934 and the rules thereunder, these transfers by Brooke Holdings, Inc. were “purchases” and “sales” and the resulting short-swing profit of $196,000 was paid by Brooke Holdings, Inc. to Brooke Corporation in the fourth quarter of 2004.

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

13. Stock-Based Compensation

The Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”: The earnings per share has been adjusted to reflect the 2-for-1 stock split in 2004 and the 6-for-1 stock split in 2003.

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

Business inventory increased from December 31, 2003 to December 31, 2004 and decreased from December 31, 2002 to December 31, 2003. During the years ended December 31, 2004, 2003 and 2002, the statements of cash flows reflect the purchase of businesses into inventory totaling $18,866,000, $10,014,000 and $7,083,000, respectively, and the sale of businesses from inventory totaling $29,951,000, $17,315,000 and $12,400,000, respectively. During the years ended December 31, 2004, 2003 and 2002, net cash of $11,085,000, $7,301,000 and $5,317,000, respectively, was provided by the Company’s business inventory activities because $11,610,000, $6,999,000 and $4,852,000, respectively, of the purchase price of business inventory was provided by sellers per the table below.

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

16. Statutory Requirements

DB Indemnity, LTD. is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $120,000, a percentage of outstanding losses or a given fraction of net written premiums. At December 31, 2004 the Company was required to maintain a statutory capital and surplus of $120,000. Actual statutory capital and surplus was $1,053,000 and $301,000 at December 31, 2004, and 2003, respectively. Of the actual statutory capital $120,000 and $120,000 is fully paid up share capital, and accordingly all of the retained earnings and contributed surplus is available for payment of dividends to shareholders.

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

In July 2002, the Company entered into an agreement to purchase of CJD & Associates, L.L.C. The sellers are entitled to an increase of the initial purchase price equal to 30% of CJD & Associates’ monthly net revenues during the contingency period of September 1, 2003 to September 1, 2007. Additional payments of the purchase price have been made in the amount of $993,000 since the initial purchase. Based on historical trends the Company estimates payments to the sellers of $661,000, $761,000 and $583,000 in the fiscal years 2005, 2006 and 2007, respectively.

In November 2003, CJD & Associates, L.L.C. entered into an agreement to purchase Texas All Risk General Agency, Inc. and T.A.R. Holding Co., Inc. which collectively own 100% of the outstanding shares All Risk General Agency, Inc. The sellers are entitled to an increase of the initial purchase price equal to 25% of Texas All Risk’s monthly net revenues during the contingency period of November, 2004 to October, 2008. Additional payments of the purchase price have been made in the amount of $472,000 since the initial purchase. Based on historical trends the Company estimates payments to the sellers of $805,000, $926,000, $1,065,000 and $1,122,000 in the fiscal years 2005, 2006, 2007 and 2008, respectively.

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

22. Prior Period Adjustment

The Company has recorded prior period adjustments for the correction of errors.

Subsequent to the issuance of the audit report on March 4, 2005, management ~~determined that certain expenses originally classified as other operating expenses should be classified as commission expense~~ determined that commission amounts retained from franchisees as payment for use of service and sales centers should be applied to service/sales center expense, which is a component of other operating expenses, and not commission expense. Therefore, ~~T~~the Company reclassified $2,339,000; $1,062,000; and $829,000 for the years ended December 31, 200~~5~~4, 200~~4~~3 and 200~~3~~2, respectively. There was no resulting change in total operating income, total operating expenses, net income retained earnings, or earnings per share previously disclosed. In addition, management made minor modifications to some of the accompanying footnotes from those presented in the original report.

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

Date: July 27, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ ROBERT D. ORR Robert D. Orr	Chairman of the Board, Chief Executive Officer and Director	July 27, 2005

/s/ ANITA F. LARSON Anita F. Larson	President, Chief Operating Officer and Director	July 27, 2005

/s/ LELAND G. ORR Leland G. Orr	Chief Financial Officer, Treasurer, Assistant Secretary and Director	July 27, 2005

/s/ John L. Allen John L. Allen	Director	July ~~__~~22, 2005

/s/ JOE L. BARNES Joe L. Barnes	Director	July 26, 2005

Derrol D. Hubbard	Director	July __, 2005

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