Form 10-Q
period 2005-06-30
BROOKE CORP
filed 2005-07-28
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of June 30, 2005, there were 9,498,068 shares of the registrant’s sole class of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Brooke Corporation

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

ASSETS

	June 30, 2005	December 31, 2004
Current Assets
Cash	$14,481	$19,761
Restricted cash	634	469
Accounts and notes receivable, net	73,843	51,803
Income tax receivable	1,093	—
Other receivables	1,417	1,239
Securities	28,438	17,889
Interest-only strip receivable	2,365	2,484
Deposits	346	186
Prepaid expenses	574	242

Total Current Assets	123,191	94,073

Investment in Businesses	1,776	1,022

Property and Equipment
Cost	7,428	6,696
Less: Accumulated depreciation	(2,484)	(2,180)

Net Property and Equipment	4,944	4,516

Other Assets
Amortizable intangible assets	6,638	5,793
Less: Accumulated amortization	(1,485)	(1,318)
Contract database	418	496
Servicing asset	2,679	2,909
Deferred charges	736	839

Net Other Assets	8,986	8,719

Total Assets	$138,897	$108,330

See accompanying notes to financial statements.

Brooke Corporation

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2005	December 31, 2004
Current Liabilities
Accounts payable	$7,803	$7,081
Premiums payable to insurance companies	9,041	6,441
Payable under participation agreements	16,011	2,452
Unearned buyer consulting fees	202	410
Accrued commission refunds	1,108	976
IBNR loss reserve	60	60
Unearned insurance premiums	956	659
Income tax payable	—	1,913
Deferred income tax payable	370	258
Short-term debt	35,612	31,898
Current maturities of long-term debt	14,453	11,194

Total Current Liabilities	85,616	63,342

Non-current Liabilities
Deferred income tax payable	1,806	223
Servicing liability	37	39
Long-term debt less current maturities	41,181	37,390

Total Liabilities	128,640	100,994

Stockholders’ Equity
Common stock, $.01 par value, 99,500,000 shares authorized, 9,498,068 and 9,381,518 shares issued and outstanding	95	94
Preferred stock series 2002 and 2002A, $25 par value, 110,000 shares authorized, 49,667 shares issued outstanding	1,242	1,242
Preferred stock series 2002B, $32 par value, 34,375 authorized, 24,331 shares issued and outstanding	779	779
Additional paid-in capital	5,100	4,677
Retained earnings	2,358	43
Accumulated other comprehensive income	683	501

Total Stockholders’ Equity	10,257	7,336

Total Liabilities and Stockholders’ Equity	$138,897	$108,330

See accompanying notes to financial statements.

Brooke Corporation

Consolidated Statements of Operations

UNAUDITED

(in thousands, except per share data)

	For the three months Ended June 30, 2005	For the three months Ended June 30, 2004
Operating Revenues
Insurance commissions	$20,711	$15,011
Interest income (net)	2,144	1,085
Seller consulting fees	1,636	1,294
Gain on sale of businesses	537	198
Initial franchise fees for basic services	4,750	1,995
Initial franchise fees for buyer assistance plans	2,983	1,269
Gain on sale of notes receivable	(21)	2,143
Insurance premiums earned	62	48
Policy fee income	433	526
Other income	164	25

Total Operating Revenues	33,399	23,594

Operating Expenses
Commissions expense	16,602	11,671
Payroll expense	7,085	4,628
Depreciation and amortization	555	585
Insurance loss and loss expense incurred	—	30
Other operating expenses	4,517	3,632
Other operating interest expense	301	167

Total Operating Expenses	29,060	20,713

Income from Operations	4,339	2,881

Other Expenses
Interest expense	1,011	501

Total Other Expenses	1,011	501

Income Before Income Taxes	3,328	2,380
Income tax expense	1,331	810

Net Income	$1,997	$1,570

Net Income per Share:
Basic	$0.21	$0.16
Diluted	$0.20	$0.15

See accompanying notes to financial statements.

Brooke Corporation

Consolidated Statements of Operations

UNAUDITED

(in thousands, except per share data)

	For the six months Ended June 30, 2005	For the six months Ended June 30, 2004
Operating Revenues
Insurance commissions	$43,942	$31,189
Interest income (net)	4,111	1,877
Seller consulting fees	2,502	2,728
Gain on sale of businesses	857	402
Initial franchise fees for basic services	8,125	3,185
Initial franchise fees for buyer assistance plans	5,256	3,290
Gain on sale of notes receivable	2,891	1,948
Insurance premiums earned	220	268
Policy fee income	793	878
Other income	350	132

Total Operating Revenues	69,047	45,897

Operating Expenses
Commissions expense	31,956	23,350
Payroll expense	13,949	8,927
Depreciation and amortization	1,137	1,092
Insurance loss and loss expense incurred	—	30
Other operating expenses	10,824	5,575
Other operating interest expense	758	334

Total Operating Expenses	58,624	39,308

Income from Operations	10,423	6,589

Other Expenses
Interest expense	1,800	924

Total Other Expenses	1,800	924

Income Before Income Taxes	8,623	5,665
Income tax expense	3,177	1,857

Net Income	$5,446	$3,808

Net Income per Share:
Basic	$0.57	$0.40
Diluted	$0.54	$0.37

See accompanying notes to financial statements.

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity

UNAUDITED

(in thousands, except common shares)

	Common Shares	Common Stock	Preferred Stock	Add’l Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Total
Balances, December 31, 2003	4,667,424	$4,667	$2,021	$29	$(1,304)	$366	$5,779
Dividends paid					(5,347)		(5,347)
Equity issuance from stock options	33,195	14		61			75
Equity change in par value		(4,634)		4,634			—
Equity stock split 2:1	4,680,899	47		(47)			—
Comprehensive income:
Interest-only strip receivable, fair market value, net of income taxes						135	135
Net income					6,694		6,694

Total comprehensive income							6,829

Balances, December 31, 2004	9,381,518	$94	$2,021	$4,677	$43	$501	$7,336

Dividends paid					(3,131)		(3,131)
Equity issuance from stock options	116,550	1		423			424
Comprehensive income:
Interest-only strip receivable, fair market value, net of income taxes						182	182
Net income					5,446		5446

Total comprehensive income							5,628

Balances, June 30, 2005	9,498,068	$95	$2,021	$5,100	$2,358	$683	$10,257

*	The par value of common stock was changed from $1 per share to $.01 per share in the 2nd quarter of 2004 and the Company effected a 2-for-1 stock split in 2004. The reclassification does not affect total equity.

See accompanying notes to financial statements.

Brooke Corporation

Consolidated Statements of Cash Flows

UNAUDITED

(in thousands)

	For the six months Ended June 30, 2005	For the six months Ended June 30, 2004
Cash flows from operating activities:
Net income	$5,446	$3,808
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	413	242
Amortization	724	850
Gain on sale of businesses	(857)	(402)
Gain on sale of notes receivable	(2,891)	(1,948)
(Increase) decrease in assets:
Accounts and notes receivables	(22,040)	(11,537)
Income tax and other receivables	(1,271)	9
Prepaid expenses and other assets	(492)	38
Increase (decrease) in liabilities:
Accounts and expenses payable	722	1,686
Other liabilities	14,579	5,439

Net cash ~~provided by (~~used in~~)~~ operating activities	(5,667)	(1,815)

Cash flows from investing activities:
Cash payments for securities	(9,043)	(4,882)
Cash payments for property and equipment	(732)	(385)
Purchase of subsidiary and business assets	(845)	(6,277)
Purchase of business inventory	(9,678)	(5,831)
Proceeds from sales of business inventory	17,660	10,222

Net cash ~~provided by (~~used in~~)~~ investing activities	(2,638)	(7,153)

Cash flows from financing activities:
Dividends paid	(3,123)	(1,967)
Cash proceeds from common stock issuance	463	53
Loan proceeds on debt	15,465	11,111
Payments on bond maturities	(35)	(35)
Advances and payments on short-term borrowing	3,714	(565)
Payments on long-term debt	(13,459)	(467)

Net cash provided by ~~(used in)~~ financing activities	3,025	8,130

Net ~~increase~~decrease in cash and cash equivalents	(5,280)	(838)
Cash and cash equivalents, beginning of period	19,761	13,741

Cash and cash equivalents, end of period	$14,481	$12,903

See accompanying notes to financial statements.

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

1. Summary of Significant Accounting Policies

(a) Organization

Brooke Corporation (the “Company”) was incorporated under the laws of the State of Kansas in January 1986. The Company’s registered office is located in Overland Park, Kansas. At June 30, 2005, Brooke Holdings, Inc. owned 61.43% of the Company’s common stock. The Company is primarily a holding company that owns directly, or indirectly through a wholly owned subsidiary, 100% of the stock and ownership interests of all of its subsidiaries. The Company’s primary business operations are conducted by its subsidiaries and include franchising, franchise and insurance related lending and insurance brokerage.

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

The DB Group, LTD was incorporated under the laws of Bermuda and is licensed as a Class 3 insurer under the Insurance Act 1978 of Bermuda and related regulations for the purpose of underwriting, as a reinsurer, a portion of the hard-to-place and niche insurance written by CJD & Associates, L.L.C. There were no premiums written by this subsidiary in 2005 or 2004.

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

Other Subsidiaries:

Subsidiaries have been established for contractual operations but any revenues generated by these subsidiaries are assigned to one of the operating subsidiaries for performance of any associated obligations. These subsidiaries include Brooke Canadian Funding, Inc., Brooke Life and Health, Inc., The American Heritage, Inc., The American Agency, Inc., Texas All Risk General Agency, Inc., All Risk General Agency, Inc., Brooke Credit Funding LLC, and First Brooke Insurance and Financial Services, Inc.

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

The Company estimates that a certain level of accounts receivable, primarily franchisee account balances, will be uncollectible, therefore an allowance has been recognized for uncollectible amounts. The Company’s franchise subsidiary has established allowances of $1,076,000 at June 30, 2005 and $575,000 at December 31, 2004, against commission advance amounts owed by franchisees. The Company’s franchise subsidiary regularly assists its franchisees by providing commission advances during months when commissions are less than expected, but expects repayment of all such advances within four months. At June 30, 2005, the amount of allowance was determined after specific analysis of all franchise advances that had not been re-paid in the four month period ended June 30, 2005.

The following schedule entitled “Valuation and Qualifying Accounts” summarizes the Allowance for Doubtful Accounts activity (in thousands). Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charges to Expenses	Write Offs	Balance at End of Year
Allowance for Doubtful Accounts
Year ended December 31, 2004	$0	$1,757	$1,182	$575
Six months ended June 30, 2005	575	1,985	1,484	1,076

The Company’s brokerage subsidiary has established allowances of $25,000 at June 30, 2005 and $52,000 at December 31, 2004, against amounts owed by agents or insureds. Reserves of $60,000 at June 30, 2005 and $60,000 at December 31, 2004, were established for loan loss coverage on financial guaranty policies issued by DB Indemnity, LTD on loans originated by the Company’s finance subsidiary.

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

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier and revenues are correspondingly reduced. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $1,108,000 at June 30, 2005 and $976,000 at December 31, 2004.

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

The initial franchise fees paid for BAP services cover several separate and distinct consulting tasks such as inspection report compilation, marketing profile and plan development, and operations analysis. Each consulting task is a separate accounting unit and revenues for each consulting task are recognized using the percentage of completion accounting method. Most of the BAP services (inspection reports, operations analysis and marketing plan development) are provided by the Company before franchise acquisition, resulting in the recognition of associated revenues when initial franchise fees are paid at closing. Although substantially all of the BAP services are performed prior to closing, the Company does not record any revenues from initial franchise fees until the actual payment of fees at closing. As a result, most of initial franchise fees related to BAP assistance were immediately recognized as revenue. The remaining BAP initial franchise fees are typically credits held in reserve for initial advertising, training and signage expenses. These credits are released, and the revenue recognized, as the actual expenses are incurred. When calculating the percentage of completion for these remaining BAP consulting services, the Company analyzes the time and expense expended to date in providing these services and the amount of tangible benefits received to date by franchisees.

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

(g) Amortizable Intangible Assets

Included in other assets are the unamortized costs of renewal rights (rights to renewal commissions received from insurance policies) purchased by the Company and through subsidiaries (Brooke Life and Health, Inc., The American Agency, Inc., CJD & Associates, L.L.C., T.A.R. Holding Co., Inc. and Texas All Risk General Agency, Inc) for businesses the Company plans to own and operate for more than one year. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. The rates of amortization of Amortizable Intangible Assets are based on our estimation of the useful lives of the renewal rights of customer and insurance contracts purchased. Amortization was $167,000 and $244,000 for the periods ended June 30, 2005 and 2004, respectively.

The acquisition of renewal rights purchased by the Company or by its subsidiaries for businesses the Company plans to own and operate for less than one year are not classified as Amortizable Intangible Assets (see footnote 1(i)). Recent acquisitions and divestitures of Amortizable Intangible Assets are discussed in footnote 12.

On July 1, 2002, the Company acquired 100% of the outstanding ownership interests of CJD & Associates, L.L.C. and $1,417,000 of the initial purchase price was allocated to renewal rights. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with FAS 141, “Business Combination,” any such payments for an increased purchase price will be recorded as Amortizable Intangible Assets when made. Additional payments of the purchase price have been made in the amount of $1,355,000 since the initial purchase.

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

On November 30, 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and T.A.R. Holding Co., Inc. which collectively own 100% of the outstanding shares All Risk General Agency, Inc. $1,000,000 of the initial purchase price was allocated to Amortizable Intangible Assets. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with FAS 141, “Business Combinations,” any such payments for an increased purchase price will be recorded as Amortizable Intangible Assets when made. Additional payments of the purchase price have been made in the amount of $954,000 since the initial purchase.

As a result of the acquisition of CJD & Associates, L.L.C. on July 1, 2002, the Company recorded additional Amortizable Intangible Assets of $75,000 (net of accumulated amortization of $121,000).

In February 2003, the Company acquired the rights to the web site “Agencies4Sale.com” for $25,000.

In February 2004, the Company acquired insurance agency renewal rights from Brent and Haeley Mowery for $499,000.

Subsequent to the initial recording at fair value, the amortizable intangible asset is evaluated and measured annually for impairment. The impairment testing is performed by two different methods of analysis. The first method is a cash flow analysis to determine if there is sufficient operating cash flows. The second method is a fair market value analysis based primarily on comparative sales data. If analysis indicates that operating cash flows are insufficient or the asset’s fair value is less than its book value, then an impairment has occurred and the Company writes down the asset to the estimated fair value. No impairment was recognized for the six-month and twelve-month periods ended June 30, 2005 and December 31, 2004, respectively.

(h) Income Taxes

Net income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. Income tax receivable was recorded in 2005 to recognize the prepayment of taxes based on the deferred tax liabilities. Deferred tax liabilities were recorded in 2005 and 2004 to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.

(i) Investment in Businesses

The amount of assets included in the “Investment in Businesses” category is the total of purchase prices paid, or market prices if lower, for business assets, primarily renewal rights, that Brooke Franchise Corporation acquires to hold in inventory for sale to its franchisees. Renewal rights associated with businesses that the Company plans to own and operate for less than one year are considered inventory and are not amortized (see footnote 1(g)) because the residual values of those assets are expected to be the same at the time of sale to franchisees as the time of acquisition by the Company. Typically the Company acquires and sells the business assets simultaneously. If the assets are not sold simultaneously then the Company operates the business until sold and records the income and expense associated with the business. The amount of income and expenses associated with inventoried businesses is not considered material by the Company. The number of businesses purchased for this purpose for the six-month periods ended June 30, 2005 and 2004 was 38 and 22, respectively. Correspondingly, the number of businesses sold from inventory for the six-month periods ended June 30, 2005 and 2004 was 39 and 22, respectively. At June 30, 2005 and 2004, the “Investment in Businesses” inventory consisted of 1 business and 1 business, respectively, with fair market values totaling $1,776,000 and $367,000, respectively.

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

(l) Deferred Charges

Deferred charges include loan fees paid in 2004 to establish a line of credit with DZ BANK AG Deutsche Zentral-Genossenschaftsbank. Associated costs totaled $696,000 and are amortized over a period ending at the maturity date of the line of credit. Net of amortization, the balance of all such prepaid expenses was $580,000 at June 30, 2005 and $649,000 at December 31, 2004.

Deferred charges also include the costs associated with the a public offering of bonds and debentures. Selling expenses, auditor fees, legal costs and filing charges associated with the Company’s public offering of bonds and debentures totaled $615,000 and are amortized over a period ending at the bond and debenture maturities. Net of amortization, the balance of all such prepaid expenses was $156,000 at June 30, 2005 and $190,000 at December 31, 2004.

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

In April 2004, the Company’s shareholders approved the reduction of the common stock’s par value from $1.00 to $.01 per share. The Company’s shareholders also approved an increase in the number of common shares from 9,500,000 to 99,500,000. The common shareholders possess all rights and privileges afforded to capital stock by law, subject to holders of convertible preferred stock.

(n) Per Share Data

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the periods ended June 30, 2005 and 2004 were $97,000 and $97,000, respectively.

The prior year comparative average number of shares of common stock has been adjusted to reflect the 2-for-1 stock split in 2004.

(in thousands, except per share data)	For the six months ended June 30, 2005	For the six months ended June 30, 2004
Basic Earnings Per Share
Net Income	$5,446	$3,808
Less: Preferred Stock Dividends	(97)	(97)

Income Available to Common Stockholders	5,349	3,711
Average Common Stock Shares	9,453	9,362

Basic Earnings Per Share	$0.57	$0.40

	For the six months ended June 30, 2005		For the six months ended June 30, 2004
Diluted Earnings Per Share
Net Income		$5,446		$3,808
Less: Preferred Stock Dividends on Non-Convertible Shares		(97)		(97)

Income Available to Common Stockholders		5,349		3,711
Average Common Stock Shares	9,453		9,362
Plus: Assumed Exercise of 458,080 and 595,070 Stock Options	458	9,911	595	9,957

Diluted Earnings Per Share		$0.54		$0.37

(o) Buyers Assistance Plans

As part of its initial services to franchisees, the Company sometimes assists franchisees with the conversion of acquired businesses into its franchise system pursuant to a Buyers Assistance Plan (“BAP”). Substantially all of the BAP services (inspection reports, operations analysis and marketing plan development) are typically provided by the Company before franchise acquisition. However, some BAP related services (advertising and training) are performed during the four months after acquisition and a portion of BAP fees are correspondingly deferred. Unearned Buyer Assistance Plan and other related fees were $202,000 at June 30, 2005 and $410,000 at December 31, 2004.

(p) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries except for the following qualifying special purpose entities: Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Capital Company, LLC and Brooke Securitization Company 2004A, LLC. These qualifying special purpose entities were formed for the sole purpose of acquiring loans in connection with the securitization of agency loans. Each is treated as its own separate and distinct entity. Qualifying special purpose entities are specifically excluded from consolidation under FIN 46. All significant intracompany accounts and transactions have been eliminated in consolidation of the financial statements.

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

(s) Advertising

The Company expenses the costs of advertising as they are incurred. Total advertising expense for the periods ended June 30, 2005 and 2004 was $~~2,708,000~~2,367,000 and $1,616,000, respectively.

(t) Restricted Cash

Cash payments are made monthly to First National Bank of Phillipsburg as trustee for the Industrial Revenue Bonds. These funds are held by the trustee for payment of semi-annual interest and principal payments to bond holders on January 1st and July 1st. The amount of cash held at First National Bank of Phillipsburg at June 30, 2005 was $68,000 and at December 31, 2004 was $59,000.

The Company holds insurance commissions for the special purpose entity Brooke Acceptance Company LLC for the purpose of making future loan payments and the use of these funds is restricted until the next monthly loan payment is made. The amount of commissions held at June 30, 2005 was $566,000 and at December 31, 2004 was $410,000.

(u) Securities

The carrying values of securities were $28,438,000 at June 30, 2005 and $17,889,000 at December 31, 2004 and consisted primarily of two types of securities: interest only strip receivable in loan securitizations and retained interests in loan securitizations. These securities are classified as available for sale under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.”

Loan securitizations represent the transfer of notes receivable by sale to a bankruptcy-remote special purpose entity that issues asset-backed notes to accredited investors. The aggregate carrying values of $28,436,000 at June 30, 2005 and $17,115,000 at December 31, 2004 for the corresponding marketable securities approximates the fair value as calculated by the Company using reasonable assumptions.

The carrying values of the interest only strip receivable in loan securitizations were $6,460,000 at June 30, 2005 and $3,409,000 at December 31, 2004. The carrying values of retained interests were $21,977,000 at June 30, 2005 and $13,706,000 at December 31, 2004. The amount of unrealized gain on the interest only strip receivable was $294,000 at June 30, 2005 and $226,000 at December 31, 2004.

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

Subsequent to the initial calculation of the fair value of retained interest, the Company utilizes the same initial fair market calculation methodology to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred note receivables and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. Additionally, the Company completes an ongoing analysis of key assumptions used in the fair market value calculation to ensure that such assumptions used in the calculation are viable, based on current and historical prepayment and credit loss trends within similar asset types. Based upon this analysis, the assumptions currently used have not changed since the inception of the securities. Management may make necessary adjustments to key assumptions based on current and historical trends, which may result in an immediate reduction or impairment loss in the fair market value of retained interest. There are no trends known to management that will likely result in a change in the Company’s assumptions in the near future. Accordingly, although the value of the securities will decline as a result of underlying loan repayments, the Company does not anticipate changes in the fair value of securities in the near future based upon changes in assumptions. Summarized in footnote 2 to the Company’s consolidated financial statements is a sensitivity analysis or stress test on retained interests to determine the impact of a 10% and 20% variance in key assumptions currently used by management to calculate the fair value of retained interest.

Footnote 2 also contains a table summarizing the principal balances of loans managed by the Company, which includes the subordinate tranche (equity interest in securities balance) within the securitized note receivables. Included within the table are delinquency and net credit loss trends of managed receivables at June 30, 2005 and December 31, 2004.

The Company acquired approximately 9% of the stock outstanding in First American Capital Corporation in October 2003 for $772,000. This investment was subsequently sold in March 2005 for $770,000.

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

(w) Other Operating Interest Expense

Operating interest expense includes interest paid by the Company’s finance subsidiary to DZ BANK AG Deutsche Zentral-Genossenschaftsbank on a line of credit loan for the purpose of originating insurance agency loans and is therefore an operating expense. The interest expense to DZ BANK AG for the period ended June 30, 2005 was $456,000. There was no interest expense to DZ BANK AG for the period ended June 30, 2004. The finance subsidiary also pays interest to bondholders. The funds received from the sale of the bonds were for the purpose of originating loans and the associated interest expense is therefore an operating expense. Bond interest expenses for the periods ended June 30, 2005 and 2004 were $197,100 and $229,000, respectively. The Company also pays interest to debenture holders. The funds received from the sale of debentures were used by the finance subsidiary to originate loans and the associated interest expense is therefore an operating expense. The debenture interest expenses for the periods ended June 30, 2005 and 2004 were $105,000 and $105,000, respectively.

(x) Stock-Based Compensation

The Company has granted stock options to employees of the Company pursuant to its 2001 Compensatory Stock Option Plan. The Company’s net income would have been reduced to $5,203,000 and $3,592,000 for the periods ended June 30, 2005 and 2004, respectively, with the Company’s income per fully diluted share being reduced to $.51 and $.35 at June 30, 2005 and 2004, respectively, if the compensation cost for the stock options had been determined based on the fair value at the date of grant pursuant to the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company made the following assumptions when calculating the fair value of the stock option: expected stock volatility of 30%; risk-free interest rate of 5%; and dividend rate of 1%. See footnote 13 for additional disclosures.

(in thousands, except per share data)	For the six months Ended June 30, 2005	For the six months Ended June 30, 2004
Net income as reported	$5,446	$3,808
Total stock-based employee compensation cost determined under fair value method for all awards, net of related income tax effects	(243)	(216)

Pro forma net income	$5,203	$3,592
Basic earnings per share:
As reported	$0.57	$0.40
Pro forma	0.54	0.37
Diluted earnings per share:
As reported	0.54	0.37
Pro forma	0.51	0.35

(y) Interest-only strip receivable

The aggregate carrying values of interest only-strip receivables were $2,365,000 at June 30, 2005 and $2,484,000 at December 31, 2004. Interest-only strip receivables represent the fair value of an asset resulting from the sale of notes receivable to a participating bank. The amount of unrealized gains on the interest-only strip receivable were $288,000 at June 30, 2005 and $275,000 at December 31, 2004. The interest-only strip receivables have varying dates of maturities ranging from the 3rd quarter of 2011 to the 4th quarter of 2019.

When the Company sells notes receivable to a participating bank, it retains an interest-only strip receivable. The amount of gain or loss recorded on the sale of notes receivable to a participating bank depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interest-only strip receivable based on its relative fair value at the date of transfer. To obtain fair values, the Company estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions (credit losses, prepayment speeds, and discount rates) commensurate with the risks involved. For additional information on the key assumptions and risks involved see footnote 2.

2. Notes Receivable

At June 30, 2005 and December 31, 2004, accounts and notes receivable consist of the following:

(in thousands)	June 30, 2005		December 31. 2004
Business loans	$201,163		$158,875
Less: Business loans sold	(162,633)		(124,720)
Commercial real estate loans	28,850		24,509
Less: Real estate loans sold	(20,284)		(16,472)
Loans with subsidiaries	~~19,674~~19,705		16,505
Less: Subsidiaries loans sold	~~(19,674~~	~~)~~(19,705)	(16,505)
Plus: Loan participations not classified as a true sale	16,011		2,452

Total notes receivable, net	63,107		44,644
Interest earned not collected on notes*	968		819
Customer receivables	10,844		6,915
Allowance for doubtful accounts	(1,076)		(575)

Total accounts and notes receivable, net	$73,843		$51,803

*	The Company has a corresponding liability for interest payable to participating lenders in the amounts of $440,000 at June 30, 2005 and $285,000 at December 31, 2004.

Brooke Credit Corporation has loaned money to the Company and subsidiaries of the Company. These notes receivable have been eliminated in consolidation to the extent the notes receivable have not been sold to an unaffiliated third party. The sale of all or a portion of the intracompany notes receivable to an unaffiliated third party results in a notes payable, as discussed in footnote 4.

Loan participations and loan securitizations represent the transfer of notes receivable, by sale, to “participating” lenders or special purpose entities. The Company receives consideration from the transfer of note receivables, through retained interest and servicing assets. These transfers are accounted for by the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The transfers that do not meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as secured borrowings and the balances recorded as both a note receivable asset and participation payable liability. At June 30, 2005 and December 31, 2004, secured borrowings totaled $16,011,000 and $2,452,000, respectively.

Of the notes receivable sold at June 30, 2005 and December 31, 2004, $166,906,000 and $138,740,000, respectively, were accounted for as sales because the transfers meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Purchasers of these note receivables obtained full control over the transferred assets (i.e. notes receivables) and obtained the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivables. Furthermore, the agreements to transfer assets do not entitle, or obligate, the Company to repurchase or redeem the notes receivable before their maturity except in the event of an uncured breach of warranty.

When the Company sells notes receivable, it generally retains interest and servicing income. Gain or loss on sales of the notes receivable depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest and servicing assets based on their relative fair value at the date of transfer.

On loan participations, the Company is typically paid annual servicing fees ranging from .25% to 1.375% of the outstanding loan balance. In those instances whereby annual service fees paid to the Company are less than the minimum cost of servicing, which is estimated at .25% of the outstanding balance, a servicing liability is recorded. Additionally, the Company often retains interest income. The Company’s right to interest income is not subordinate to the purchasers’ interests and the Company shares interest income with purchasers on a pro rata basis. Although not subordinate to purchasers’ interests, the Company’s retained interest is subject to credit and prepayment risks on the transferred assets. Additionally, on loan participations sold with recourse, the Company’s retained interest is subject to credit risk on the transferred assets.

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

In April 2003, Brooke Credit Corporation sold $15,825,000 of loans to qualifying special purpose entity Brooke Acceptance Company LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $13,350,000 of asset-backed securities were issued to accredited investors by Brooke Acceptance Company LLC. Brooke Credit Corporation received servicing income of $4,000 and $6,000, respectively, from the primary servicer for the periods ended June 30, 2005 and 2004. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $3,423,000 and $3,502,000, respectively, at June 30, 2005 and December 31, 2004. This security is comprised of retained interest totaling $391,000 and retained equity in the special purchase entity totaling $3,032,000.

In November 2003, Brooke Credit Corporation sold $23,526,000 of loans to qualifying special purpose entity Brooke Captive Credit Company 2003, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $18,500,000 of asset backed securities were issued to accredited investors by Brooke Captive Credit Company 2003 LLC. Brooke Credit Corporation received servicing income of $6,000 and $9,000, respectively, from the primary servicer for the periods ended June 30, 2005 and 2004. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $6,807,000 and $6,955,000, respectively, at June 30, 2005 and December 31, 2004. This security is comprised of retained interest totaling $836,000 and retained equity in the special purchase entity totaling $5,971,000.

In June 2004, Brooke Credit Corporation sold $24,832,000 of loans to qualifying special purpose entity Brooke Securitization Company 2004A, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $20,000,000 of asset backed securities were issued to accredited investors by Brooke Securitization Company 2004A, LLC. Brooke Credit Corporation received servicing income of $6,000 and $0, respectively, from the primary servicer for the periods ended June 30, 2005 and 2004. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $5,732,000 and $6,658,000, respectively, at June 30, 2005 and December 31, 2004. This security is comprised of retained interest totaling $1,757,000 and retained equity in the special purchase entity totaling $3,975,000.

In March 2005, the Company sold $40,993,000 of loans to qualifying special purpose entity Brooke Capital Company, LLC. This sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $32,000,000 of asset-backed securities were issued to accredited investors by Brooke Capital Company, LLC. Brooke Credit Corporation received servicing income of $11,000 from the primary servicer for the period ended June 30, 2005. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivables retained were recorded on the Company’s books as a security with a balance of $12,474,000 at June 30, 2005. This security is comprised of retained interest totaling $3,476,000 and retained equity in the special purchase entity totaling $8,998,000.

At June 30, 2005 and December 31, 2004, the Company had transferred assets with balances totaling $166,906,000 and $138,740,000, respectively. Asset transfers resulted in pre-tax gains for the periods ended June 30, 2005 and 2004 of $2,891,000 and $1,948,000, respectively.

The fair value of retained interest is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following table. The fair value of the retained interest is also reduced by the amount of estimated credit losses on loans sold with recourse and loans sold in securitizations, which are calculated using the estimated credit loss percentage noted in the following table. At June 30, 2005 and December 31, 2004, the fair value of retained interest recorded by the Company was $8,825,000 and $5,893,000, respectively. Of the totals at June 30, 2005, $2,365,000 was listed as Interest-Only Strip Receivable on the Company’s balance sheet and $6,460,000 in retained interest carried in the Company’s securities. Of the totals at December 31, 2004, $2,484,000 was listed as Interest-Only Strip Receivable on the Company’s balance sheet and $3,409,000 in retained interest carried in the Company’s securities.

Of the business and real estate loans at June 30, 2005 and December 31, 2004, $6,022,000 and $3,733,000, respectively, in loans were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. At June 30, 2005, all such recourse loans: a) had no balances more than 60 days past due; b) had adequate collateral; and c) were not in default.

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

The value of the “Servicing Asset” is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the following table. At June 30, 2005 and December 31, 2004, the value of the servicing asset recorded by the Company was $2,679,000 and $2,909,000, respectively. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income.

The value of the “Servicing Liability” is calculated by estimating the net present value of net servicing expense on loans sold using the discount rate and prepayment speeds noted in the following table. At June 30, 2005 and December 31, 2004, the value of the servicing liability recorded by the Company was $37,000 and $39,000, respectively.

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

Impairment of retained interest and servicing asset are evaluated and measured annually. The impairment testing is performed by taking the current interest and servicing revenue stream and valuing the new revenue stream with the same assumptions as were used in the initial recording of the assets. The new revenue stream is based on the loan balances at the date the impairment test is completed which will include all prepayments on loans and any credit losses for those loans. The new discounted revenue stream is then compared to the carrying value on the Company’s books and if the new value is greater than the value on the books no impairment has occurred. If the new discounted revenue stream is less than the value on the books an impairment has occurred and the Company would write the asset down to the new discounted revenue stream. No impairment was recognized in the periods ended June 30, 2005 and December 31, 2004.

At June 30, 2005, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year were as follows (rates per annum):

	Business Loans (Adjustable Rate Stratum)*	Business Loans (Fixed-Rate Stratum)
Prepayment speed	10%	8%
Weighted average life (months)	142	75
Expected credit losses	0.5%	0.21%
Discount rate	8.5%	8.5%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans, the rate is adjusted annually on December 31st. Beginning in the third quarter of 2004, contract terms on new loans are adjusted monthly or daily to an index as noted above.

At June 30, 2005, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(in thousands except percentages)	Business Loans (Adjustable Rate Stratum)	Business Loans (Fixed Rate Stratum)
Prepayment speed (annual rate)	10%	8%

Impact on fair value of 10% adverse change	(316)	(1)
Impact on fair value of 20% adverse change	(573)	(1)

Expected credit losses (annual rate)	0.5%	0.21%

Impact on fair value of 10% adverse change	(132)	(1)
Impact on fair value of 20% adverse change	(250)	(1)

Discount rate (annual)	8.5%	8.5%

Impact on fair value of 10% adverse change	(300)	(2)
Impact on fair value of 20% adverse change	(570)	(3)

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interests and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interests and servicing assets on loans sold totaling $166,906,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interests in loans sold with recourse to participating lenders and loans sold in securitizations.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Servicing Asset

(in thousands)	Adjustable Rate Stratum		Fixed Rate Stratum
	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$5,260	$5,110	$141	$140
Servicing expense	(927)	(894)	(131)	(130)
Discount of estimated cash flows at 8.5% rate	(1,729)	(1,650)	(7)	(7)

Carrying value of servicing asset after effect of increases	2,604	2,566	3	3
Carrying value of servicing asset before effect of increases	2,676	2,676	3	3

Decrease of carrying value due to increase in prepayments	$(72)	$(110)	$0	$0

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Interest Only Strip Receivable, including retained interest carried in Securities balance)

(in thousands)	Adjustable Rate Stratum		Fixed Rate Stratum
	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$12,784	$12,315	$170	$169
Estimated credit losses	(1,540)	(1,481)	(3)	(3)
Discount of estimated cash flows at 8.5% rate	(2,816)	(2,625)	(16)	(15)

Carrying value of retained interests after effect of increases	8,428	8,209	151	151
Carrying value of retained interests before effect of increases	8,672	8,672	152	152

Decrease of carrying value due to increase in prepayments	$(244)	$(463)	$(1)	$(1)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Interest Only Strip Receivable, including retained interest carried in Securities balance)

	Adjustable Rate Stratum		Fixed Rate Stratum
(in thousands)	10% Credit Loss Increase	20% Credit Loss Increase	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$13,334	$13,334	$170	$170
Estimated credit losses	(1,816)	(1,980)	(3)	(3)
Discount of estimated cash flows at 8.5% rate	(2,978)	(2,932)	(16)	(16)

Carrying value of retained interests after effect of increases	8,540	8,422	151	151
Carrying value of retained interests before effect of increases	8,672	8,672	152	152

Decrease of carrying value due to increase in credit losses	$(132)	$(250)	$(1)	$(1)

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Adjustable Rate Stratum		Fixed Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$5,419	$5,419	$142	$142
Servicing expense	(961)	(961)	(132)	(132)
Discount of estimated cash flows	(1,838)	(1,890)	(7)	(7)

Carrying value of servicing asset after effect of increases	2,620	2,568	3	3
Carrying value of servicing asset before effect of increases	2,676	2,676	3	3

Decrease of carrying value due to increase in discount rate	$(56)	$(108)	$0	$0

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest Only Strip Receivable, including retained interest carried in Securities balance)

(in thousands)	Adjustable Rate Stratum		Fixed Rate Stratum
	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$13,334	$13,334	$170	$170
Estimated credit losses	(1,633)	(1,633)	(3)	(3)
Discount of estimated cash flows	(3,273)	(3,491)	(17)	(18)

Carrying value of retained interests after effect of increases	8,428	8,210	150	149
Carrying value of retained interests before effect of increases	8,672	8,672	152	152

Decrease of carrying value due to increase in discount rate	$(244)	$(462)	$(2)	$(3)

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

	Recourse & Securitized Loans Sold in
	2005	2004	2003
Actual & Projected Credit Losses (%) at:
June 30, 2005	0	0	0
December 31, 2004		0	0
December 31, 2003			0

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse, unsold, or inventoried, loans and the equity interest carried in securities balance at and for the periods ended June 30, 2005 and December 31, 2004:

(in thousands)	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses**
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
Type of Loan
Participations sold with recourse	$6,022	$3,733	$0	$0	$0	$0
Inventory loans	63,107	44,644	233	135	5	0
Equity interest in securities balance	21,976	13,706	0	0	0	0

Total loans managed	$91,105	$62,083	$233	$135	$5	$0

*	Loans 60 days or more past due are based on end of period total loans
**	Net credit losses are charge-offs and are based on total loans outstanding

3. Property and Equipment

A summary of property and equipment and depreciation is as follows:

(in thousands)	June 30, 2005	December 31, 2004
Furniture	$1,556	$1,311
Office and computer equipment	2,236	2,285
Automobiles and airplanes	1,377	1,169
Building and leasehold improvements	1,842	1,514
Land	417	417

	7,428	6,696
Less: Accumulated depreciation	(2,484)	(2,180)

Property and equipment, net	$4,944	$4,516

Depreciation expense	$413	$629

4. Bank Loans, Notes Payable, and Other Long-Term Obligations

(in thousands)	June 30, 2005	December 31, 2004
Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 7.75%. Interest rates on these notes range from 4.00% to 8.00% and maturities range from ~~January~~July 2005 to January 2013.	$20,919	$20,980

Line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit due October 2005. Interest rate is variable and was at 7.25% at June 30, 2005, with interest and principal due monthly.	3,867	3,005

DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit. Maximum line of credit available of $50,000,000. Collateralized by notes receivable. Line of credit due August 2009. Interest rate is variable and was at 1.75% at June 30, 2005, with interest due monthly.	22,083	24,092

Company debt with banks. These notes are payable to banks and collateralized by various assets of the company. Interest rates on these notes range from 5.5% to 11.75%. Maturities range from ~~June~~July 2005 to September 2015.	36,781	24,780

Company automobile notes payable. The Company uses Chrysler Credit Corporation to finance the company fleet. These loans are collateralized by the automobiles financed. The interest rates range from 5.75% to 7.65%. Maturities range from July 2005 to January 2008.	242	236

Total bank loans and notes payable	83,892	73,093
Bonds and debentures payable and capital lease obligation (See footnotes 5 and 6)	7,354	7,389

Total bank loans, notes payable and other long-term obligations	91,246	80,482
Less: Current maturities and short-term debt	(50,065)	(43,092)

Total long-term debt	$41,181	$37,390

Seller notes payable are typically the deferred portion of purchase prices paid by the Company to acquire insurance agencies for resale by the Company to franchisees. Seller notes payable are secured by a collateral interest in the insurance policy renewal rights purchased by the Company. Sellers typically agree that their security interests are subordinate to Brooke Credit’s security interests in the renewal rights of the agency, which also collateralize the loans made by Brooke Credit to franchisees. The renewal rights associated with the collateral interests of seller notes payable had estimated annual commissions of $34,812,000 and $35,192,000, respectively, at June 30, 2005 and December 31, 2004.

None of the Amortizable Intangible Assets described in footnote 1(g) and none of the Acquisitions and Divestitures described in footnote 12 were financed with seller note payables at June 30, 2005.

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

Interest incurred on bank loans, notes payable and other long-term obligations for the periods ended June 30, 2005 and 2004 was $2,558,000 and $~~1,257,000~~1,258,000, respectively.

Short-term debt represents the DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit, the line of credit listed in the preceding table and non-cash investing transactions utilized to purchase business assets.

Bank loans, notes payable and other long-term obligations mature as follows:

Twelve Months Ended June 30 (in thousands)	Bank Loans & Notes Payable	Capital Lease	Bonds & Debentures Payable	Total
2006	$48,921	$75	$1,069	$50,065
2007	11,842	80	4,315	16,237
2008	6,674	85	1,340	8,099
2009	5,402	90	—	5,492
2010	4,902	95	—	4,997
Thereafter	6,151	205	—	6,356

	$83,892	$630	$6,724	$91,246

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

At June 30, 2005 and December 31, 2004, the bonds and debentures payable consist of:

Series (in thousands)	Rate	Maturity	Principal Value at June 30, 2005		Principal Value at December 31, 2004
~~2000F Bonds~~	~~9.125 %~~	~~Jul 1, 2004~~	~~$~~	~~0~~	~~$~~	~~0~~
2000F Bonds	9.125%	Jul 1, 2006		4,315		4,315
Series A Debentures	8.000%	Dec 1, 2005		1,069		1,069
Series B Debentures	9.250%	Dec 1, 2007		1,340		1,340

Total				$6,724		$6,724

Interest payable was $214,000 and $214,000 at June 30, 2005 and December 31, 2004, respectively.

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

Future capital lease payments and long term operating lease payments are as follows:

Twelve Months Ended June 30 (in thousands)	Capital Real Estate	Operating Real Estate	Total
2006	$120	$2,135	$2,255
2007	120	2,108	2,228
2008	119	1,726	1,845
2009	118	720	838
2010	117	279	396
2011	114	78	192
2012 and thereafter	111	0	111

Total minimum lease payments	819	$7,046	$7,865

Less amount representing interest	(189)

		2004
Total obligations under capital leases	630	$665
Less current maturities of obligations under capital leases	(75)	(70)

Obligations under capital leases payable after one year	$555	$595

7. Income Taxes

Net income tax expense is the tax calculated for the year based on the Company’s estimated effective tax rate plus the change in deferred income taxes during the year. The elements of income tax expense are as follows:

	For the six months ended
(in thousands)	June 30, 2005	June 30, 2004
Current	$2,129	$1,857
Deferred	1,048	0

	$3,177	$1,857

For the period ended June 30, 2005, income of $263,000 was earned in Bermuda and is excluded from the U.S. Federal Tax. Under current Bermuda law, DB Indemnity, LTD and DB Group, LTD are not required to pay any taxes in Bermuda on either income or capital gains. They have received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed they will be exempted from taxation until March 28, 2016.

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	June 30, 2005	June 30, 2004
U.S. federal statutory tax rate	35%	34%
State statutory tax rate	4	4
Miscellaneous	(1)	(5)

Effective tax rate	38%	33%

Reconciliation of income tax receivable:

(in thousands)	2005	2004
Income tax receivable - Beginning Balance, January 1	—	—
Income tax payments over current tax liability	1,093	—

Income tax receivable - Ending Balance, June 30	1,093	—

Reconciliation of deferred tax liability:

(in thousands)	2005	2004
Deferred income tax liability-Beginning Balance, January 1	$481	$189
Accumulated other comprehensive income, unrealized gain on interest only strip receivables	112	69
Accelerated tax depreciation	18	223
Gain on sale of notes receivable	1,565	—

Deferred income tax liability-Ending Balance, June 30	2,176	$481

(in thousands)	June 30, 2005	December 31, 2004
Deferred income tax liability-Current	$370	$258
Deferred income tax liability-Long-term	1,806	223

Deferred income tax liability-Total	$2,176	$481

Deferred tax liabilities were recorded to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.

8. Employee Benefit Plans

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for periods ended June 30, 2005 and 2004.

9. Concentration of Credit Risk

The Company maintains cash balances at several banks. At June 30, 2005, the Company had account balances of $6,045,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

The Company sells participation interests in loans to numerous banks and finance companies. At June 30, 2005, the Company had sold participation interests in loans totaling $34,399,000 to one financial institution. This represents 29% of the participation interests sold at June 30, 2005, excluding loans sold for securitization.

10. Segment and Related Information

The Company’s three reportable segments as of and for the periods ended June 30, 2005 and 2004 consisted of its Franchise Services Business, Insurance Brokerage Business and its Lending (formerly Facilitator) Services Business. The Company includes all initial franchise fees for basic services, initial franchise fees for buyers assistance plans and seller related fees in its Franchise Services Business segment instead of the Lending Services Business segment because the associated activities are an integral part of franchise services.

The Franchise Services Business segment includes the sale of insurance, financial, funeral and credit services on a retail basis through franchisees. The Insurance Brokerage Business segment includes the sale of hard-to-place and niche insurance policies on a wholesale basis and the ownership of offshore insurance companies. The Lending Services Business segment includes the solicitation, underwriting, origination, sale and servicing of loans. The results of each segment are separately audited and the segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company assesses administrative fees to each business segment for legal, corporate and administrative services. Administrative fees for Franchise Services, Lending Services and Insurance Brokerage for the six-month period ended June 30, 2005 totaled $2,550,000, $900,000 and $60,000, respectively, and for the six-month period ended June 30, 2004 totaled $2,550,000, $450,000 and $30,000, respectively. Administrative fees are reported as an expense for the individual business segment and reported as “other operating expenses” in the reconciliation of the segment totals to the related consolidated totals. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “other operating expenses”.

The tables below reflects summarized financial information concerning the Company’s reportable segments for the six-month periods ended June 30, 2005 and 2004:

For the six months ended June 30, 2005 (in thousands)	Franchise Services Business	Insurance Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$40,476	$3,466	$—	$—	$—	$43,942
Policy fee income	—	793	—	—		793
Insurance premiums earned	—	223	—	—	(3)	220
Interest income	60	102	4,317	—	(368)	4,111
Gain on sale of notes receivable	—	—	2,880	—	11	2,891
Seller consulting fees	2,502	—	—	—	—	2,502
Initial franchise fees for basic services	8,125	—	—	—	—	8,125
Initial franchise fees for buyers assistance plans	5,256	—	—	—	—	5,256
Gain on sale of businesses	859	—	—	(2)	—	857
Other income	406	121	199	—	(376)	350
Total Operating Revenues	57,684	4,705	7,396	(2)	(736)	69,047
Interest expense	659	170	1,235	862	(368)	2,558
Commissions expense	30,547	1,409	—	—	—	31,956
Payroll expense	9,540	1,934	840	1,635	—	13,949
Insurance loss and loss expense incurred	—	—	—	—	—	—
Depreciation and amortization	(56)	271	552	365	5	1,137
Other operating expenses	10,212	1,069	1,106	2,327	(3,890)	10,824
Income Before Income Taxes	6,782	(148)	3,663	(5,191)	3,517	8,623
Segment assets	50,586	14,731	105,963	32,316	(64,699)	138,897
Expenditures for segment assets	10,523	10	9,043	722	—	20,298

For the six months ended June 30, 2004 (in thousands)	Franchise Services Business	Insurance Brokerage Business	Lending Services Business	Unallocated Amounts		Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$28,027	$3,162	$—	$—		$—	$31,189
Policy fee income	—	878	—	—			878
Insurance premiums earned	—	268	—	—		—	268
Interest income	13	12	2,411	—		(559)	1,877
Gain on sale of notes receivable	—	—	1,948	—		—	1,948
Seller consulting fees	2,728	—	—	—		—	2,728
Initial franchise fees for basic services	3,185	—	—	—		—	3,185
Initial franchise fees for buyers assistance plans	3,290	—	—	—		—	3,290
Gain on sale of businesses	402	—	—	—		—	402
Other income	26	91	15	—		—	132
Total Operating Revenues	37,671	4,411	4,374	—		(559)	45,897
Interest expense	545	320	479	~~472~~473		(559)	~~1,257~~1,258
Commissions expense	21,926	1,424	—	—		—	23,350
Payroll expense	4,368	1,720	742	2,097		—	8,927
Insurance loss and loss expense incurred	—	30	—	—		—	30
Depreciation and amortization	191	152	446	303		—	1,092
Other operating expenses	5,903	848	278	1,576		(3,030)	5,575
Income Before Income Taxes	4,738	(83)	2,429	~~(4,448~~	~~)~~(4,449)	3,030	~~5,666~~5,665
Segment assets	48,153	15,258	56,750	24,869		(61,961)	83,069
Expenditures for segment assets	12,108	10	4,882	375			17,375

11. Related Party Information

Robert D. Orr, CEO of Brooke Corporation, and Leland G. Orr, CFO of Brooke Corporation, own a controlling interest in Brooke Holdings, Inc. which owned 61.43% of the Company’s common stock at June 30, 2005.

Shawn T. Lowry, President of Brooke Franchise Corporation, and Michael S. Lowry, President of Brooke Credit Corporation, are the co-members of First Financial Group, L.C. In June 2001, First Financial Group, L.C., guaranteed 65% of a Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas and received a 15% profit interest in Palmer, L.L.C. as consideration. The loan was originated on June 1, 2001 and is scheduled to mature on September 1, 2011. At June 30, 2005, all but $4,000 of the entire loan principal balance of $592,000 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $319,000, of which $315,000 is the recourse obligation by Brooke Credit Corporation on a loan participation balance.

Kyle L. Garst, Senior Vice President of Brooke Franchise Corporation is the sole manager and sole member of American Financial Group, L.L.C. In October 2001, First Financial Group, L.C. and American Financial Group, L.L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.5% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014. At June 30, 2005 the entire loan principal balance of $356,000 had been sold to unaffiliated lenders. The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $245,000 of the loan participation balances.

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

Anita Lowry is the sister of Robert D. Orr and Leland G. Orr and the mother of Shawn T. Lowry and Michael S. Lowry and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. The Company and American Heritage Agency, Inc. entered into a franchise agreement in February 1999 pursuant to which American Heritage Agency, Inc. participates in the Company’s franchise program. At June 30, 2005, Brooke Credit Corporation had four loans outstanding to American Heritage Agency with total principal balances of $558,000, of which $486,000 were sold to unaffiliated lenders. Such loans were made on substantially the same terms and conditions as provided to other franchisees and are scheduled to mature on June 15, 2016. The Company’s exposure to loss equals the retained principal balances of $72,000.

12. Acquisitions and Divestitures

In November 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and T.A.R. Holding Co., Inc. for an initial purchase price of $1,000,000. All of the initial purchase price has been allocated to Amortizable Intangible Assets as disclosed in footnote 1 (g). The sellers are entitled to an increase of the initial purchase price equal to 25% of Texas All Risk’s monthly net revenues during the contingency period of November 2004 to October 2008. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 28 of FAS 141, “Business Combinations,” the payment shall be recorded as an asset when made. Additional payments of the purchase price have been made in the amount of $954,000 since the initial purchase. Texas All Risk offers hard-to-place and niche insurance as a wholesaler under the trade names of Texas All Risk General Agency and All Risk General Agency.

In February 2004, the Company acquired insurance agency assets from Brent and Haeley Mowery for a total purchase price of $499,000. The Company operates this business asset under the trade name of Brooke Auto Insurance Services of San Leandro, California. Its primary business activities include the sale of auto insurance.

In July 2002, the Company acquired 100% of the outstanding ownership interest of CJD & Associates, L.L.C. for an initial purchase price of $2,025,000. A portion of the initial purchase price has been allocated to Amortizable Intangible Assets as disclosed in footnote 1 (g). The sellers are entitled to an increase of the initial purchase price equal to 30% CJD & Associates monthly net revenues during the contingency period of September 1, 2003 to September 1, 2007. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 28 of FAS 141, “Business Combinations,” the payment shall be recorded as an asset when made. Additional payments of the purchase price have been made in the amount of $1,355,000 since the initial purchase. CJD & Associates, L.L.C. offers hard-to-place and niche insurance as a wholesaler under the trade name of Davidson Babcock.

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

13. Stock-Based Compensation

The Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of FAS 123, “Accounting for Stock-Based Compensation”: The earnings per share has been adjusted to reflect the 2-for-1 stock split in 2004.

(in thousands, except per share data)	2005	2004
Net income:
As reported	$5,446	$3,808
Pro forma	5,203	3,592
Basic earnings per share:
As reported	$0.57	$0.40
Pro forma	0.54	0.37
Diluted earnings per share:
As reported	0.54	0.37
Pro forma	0.51	0.35

The fair value of the options granted for the periods ended June 30, 2005 and 2004 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

	2005	2004
Expected term	5.6	2.0
Expected stock volatility	30%	30%
Risk-free interest rate	5%	5%
Dividend	1%	1%
Fair value per share	$0.85	$0.59

The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under a shareholder-approved plan. Pursuant to resolutions dated February 18, 2003 and April 22, 2004, the Compensation Committee of the Board of Directors adjusted the number of shares authorized for issuance under the 2001 Compensatory Stock Option Plan pursuant to the anti-dilution provisions of the Plan. Accordingly, at June 30, 2005 the Brooke Corporation 2001 Compensatory Stock Option Plan authorizes the issuance of up to 1,080,000 shares of the Company’s common stock for use in paying incentive compensation awards in the form of stock options. Unless otherwise required by law, the options are granted at fair value at the date of grant and, except for stock options awarded to selected officers, directors and employees, generally have become partially exercisable immediately. The options expire one to ten years from the date of grant. At June 30, 2005, there were 402,540 additional shares available for granting stock options under the stock plan.

	Shares Under Option	Weighted Average Exercise Price
Outstanding January 1, 2005	562,550	$3.07
Granted	24,400	23.49
Exercised	(116,550)	3.98
Relinquished	(8,120)	20.26
Terminated and expired	(4,200)	5.00

Outstanding, June 30, 2005	458,080	$3.69

	Shares Under Option	Weighted Average Exercise Price
Outstanding January 1, 2004	643,440	$2.84
Granted	16,000	—
Exercised	(26,950)	1.86
Relinquished	—	—
Terminated and expired	(37,420)	2.09

Outstanding, June 30, 2004	595,070	$3.20

229,240 options to purchase shares were exercisable at June 30, 2005. The following table summarizes information concerning outstanding and exercisable options at June 30, 2005.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.21 – $23.49	458,080	5.6	$3.69	229,240	$3.17

14. Intangible Assets

There are no intangible assets with indefinite useful lives at June 30, 2005 and December 31, 2004. The intangible assets with definite useful lives have a value of $8,250,000 and $7,880,000 at June 30, 2005 and December 31, 2004, respectively. Of these assets $2,679,000 and $2,909,000 are recorded as a servicing asset on the balance sheet. The remaining assets are included in “Other Assets” on the balance sheet. Amortization expense was $724,000 and $850,000 for the six-month periods ended June 30, 2005 and 2004, respectively.

Amortization expense for amortizable intangible assets for the twelve-month periods ended June 30, 2006, 2007, 2008, 2009 and 2010 is estimated to be $1,407,000, $1,233,000, $1,075,000, $935,000, and $870,000, respectively.

15. Supplemental Cash Flow Disclosures

	For the six months ended June 30, 2005	For the six months ended June 30, 2004
Supplemental disclosures: (in thousands)
Cash paid for interest	$1,231	$916

Cash paid for income tax	$4,597	$1,500

Business inventory increased from December 31, 2004 to June 30, 2005 and was unchanged from December 31, 2003 to June 30, 2004. During the periods ended June 30, 2005 and 2004, the statements of cash flows reflect the purchase of businesses into inventory totaling $9,678,000 and $5,831,000, respectively, and the sale of businesses from inventory totaling $17,660,000 and $10,222,000, respectively. During the periods ended June 30, 2005 and 2004, net cash of $7,892,000 and $4,391,000, respectively, was provided by the Company’s business inventory activities because $8,736,000 and $4,391,000, respectively, of the purchase price of business inventory was financed by sellers.

(in thousands)	For the six months ended June 30, 2005	For the six months ended June 30, 2004
Purchase of business inventory	$(9,678)	$(5,831)
Sale of business inventory	17,660	10,222

Net cash provided from sale of business inventory	7,982	4,391
Cash provided by sellers of business inventory	(8,736)	(4,391)

(Increase) decrease in inventory on balance sheet	$(754)	$—

16. Statutory Requirements

DB Indemnity, LTD is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $120,000, a percentage of outstanding losses or a given fraction of net written premiums. At June 30, 2005, the Company was required to maintain a statutory capital and surplus of $120,000. Actual statutory capital and surplus was $1,310,000 and $1,053,000 at June 30, 2005 and December 31, 2004, respectively. Of the actual statutory capital, $120,000 and $120,000 was fully paid up share capital, and, accordingly, all of the retained earnings and contributed surplus were available for payment of dividends to shareholders.

DB Indemnity, LTD is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets are not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and deposits, investment income accrued and insurance balances receivable. Certain categories of assets do not quality as relevant assets under the statute. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities. DB Indemnity, LTD was required to maintain relevant assets of at least $770,000 and $587,000 at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005 and December 31, 2004, relevant assets were $2,330,000 and $1,790,000, respectively. The minimum liquidity ratio was, therefore, met.

DB Group, LTD is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $1,000,000, a percentage of outstanding losses or a given fraction of net written premiums. At June 30, 2005, the Company was required to maintain a statutory capital and surplus of $1,000,000. Actual statutory capital and surplus was $1,054,000 and $1,035,000 at June 30, 2005 and December 31, 2004, respectively. Of the actual statutory capital $1,000,000 and $1,000,000 was fully paid up share capital, and, accordingly, all of the retained earnings and contributed surplus were available for payment of dividends to shareholders.

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

DB Group, LTD was required to maintain relevant assets of at least $0 and $562 at June 30, 2005, and December 31, 2004, respectively. At June 30, 2005 and December 31, 2004, relevant assets were $1,054,000 and $1,036,000, respectively. The minimum liquidity ratio was, therefore, met.

17. Contingencies

In July 2002, the Company entered into an agreement to purchase of CJD & Associates, L.L.C. The sellers are entitled to an increase of the initial purchase price equal to 30% of CJD & Associates’ monthly net revenues during the contingency period of September 1, 2003 to September 1, 2007. Additional payments of the purchase price have been made in the amount of $1,355,000 since the initial purchase. Based on historical trends the Company estimates payments to the sellers of $661,000, $761,000 and $583,000 in the fiscal years 2005, 2006 and 2007, respectively.

In November 2003, CJD & Associates, L.L.C. entered into an agreement to purchase Texas All Risk General Agency, Inc. and T.A.R. Holding Co., Inc. which collectively own 100% of the outstanding shares All Risk General Agency, Inc. The sellers are entitled to an increase of the initial purchase price equal to 25% of Texas All Risk’s monthly net revenues during the contingency period of November 2004 to October 2008. Additional payments of the purchase price have been made in the amount of $954,000 since the initial purchase. Based on historical trends the Company estimates payments to the sellers of $805,000, $926,000, $1,065,000 and $1,122,000 in the fiscal years 2005, 2006, 2007 and 2008, respectively.

18. New Accounting Standards

On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment. SFAS No. 123R requires companies to expense the value of employee stock options and similar awards. The cost of the awards will be measured at the fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. When measuring fair value, companies can choose an option-pricing model like Black-Scholes or binominal models. On April 14, 2005, a new rule was adopted which changed the dates for compliance with the new standards of SFAS No. 123R. The new effective date for public companies is the beginning of the next fiscal year after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. The adoption of SFAS No. 123R for estimated unvested options at the adoption date may have a material effect on our consolidated financial statements. The Company’s Compensation Committee is considering various alternative forms of compensation in response to this new pronouncement. As a result, the impact to the consolidated financial statements for future share-based payment awards has not been determined.

19. Subsequent Events

On July 6, 2005, the Company organized Brooke Securitization Company V, LLC. In the fourth quarter of 2005, it is anticipated that this entity will purchase Brooke Credit Corporation loans and issue certain floating rate asset-backed notes.

20. Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Amounts in this section have been rounded to the nearest thousand, except per share data. Unless otherwise indicated, or unless the context otherwise requires, references to years in this section mean our fiscal years ended December 31.

Forward-Looking Information

We caution you that this report on Form 10-Q for the quarter and six-month period ended June 30, 2005 includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Among other things, these statements relate to our financial condition, results of operations and business. These forward-looking statements are generally identified by the words or phrases “would be,” “will allow,” “expect to,” “intend to,” “will continue,” “is anticipated,” “estimate,” “plan,” “may,” “believe,” “implement,” “build,” “project” or similar expressions and references to strategies or plans.

While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons. These risks and uncertainties are discussed in more detail in our annual report on Form 10-K/A for the fiscal year ended December 31, 2004, in our other filings with the Securities and Exchange Commission and in this section of this report and include, but are not limited to:

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

General

Our primary business activity is insurance sales through franchisees and most of our revenues are generated from commissions paid on the sale of insurance. Commission revenues typically represent a percentage of insurance premiums paid by policyholders. Premium amounts and commission percentage rates are established by insurance companies, so we have little or no control over the commission amount generated from the sale of a specific insurance policy. Our business also includes lending to businesses that sell insurance and related services. Unlike commission revenues, lending interest rates are typically set by us, although competitive forces are important limiting factors when establishing rates.

Brooke Franchise Most of our revenues are from commissions paid to Brooke Franchise, our wholly owned franchise subsidiary, by insurance companies for the sale of insurance policies on a retail basis through exclusive franchisees. Brooke Franchise primarily relies on the recruitment of additional franchisees to increase retail insurance commission revenues. Brooke Franchise’s franchisees specialize in general insurance sales, auto insurance sales, business insurance sales, financial services or final expense/funeral services. Brooke Franchise also consults with business sellers and lenders.

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

Brooke Brokerage Although a relatively small part of our business, we also generate revenues from commissions paid to Brooke Brokerage, our wholly owned brokerage subsidiary, by insurance companies for the sale of hard-to-place and niche insurance policies on a wholesale basis through non-exclusive agents and our own franchise agents. Brooke Brokerage primarily relies on the recruitment of additional broker agents to increase wholesale commission revenues.

Results of Operations

Our consolidated results of operations have been significantly impacted by our expansion of territory and personnel in recent years. The following table shows income and expenses (in thousands, except percentages and per share data) for the three months and six months ended June 30, 2005 and 2004, and the percentage change from period to period.

	Three months ended June 30, 2005	Three months ended June 30, 2004	2005 % increase (decrease) over 2004		Six months ended June 30, 2005	Six months ended June 30, 2004	2005 % increase (decrease) over 2004
REVENUES
Insurance commissions	$20,711	$15,011	38%		$43,942	$31,189	41%
Interest income (net)	2,144	1,085	98		4,111	1,877	119
Seller consulting fees	1,636	1,294	26		2,502	2,728	(8)
Gain on sale of businesses	537	198	171		857	402	113
Initial franchise fees for basic services	4,750	1,995	138		8,125	3,185	155
Initial franchise fees for buyers assistance plans	2,983	1,269	135		5,256	3,290	60
Gain on sale of notes receivable	(21)	2,143	(101)		2,891	1,948	48
Insurance premiums earned	62	48	29		220	268	(18)
Policy fee income	433	526	(18)		793	878	(10)
Other income	164	25	556		350	133	163

Total Operating Revenues	33,399	23,594	42		69,047	45,897	50

EXPENSES
Commission expense	16,602	11,671	42		31,956	~~23,351~~23,350	37
Payroll expenses	7,085	4,628	53		13,949	8,927	56
Depreciation and amortization expense	555	585	(5)		1,137	1,092	4
Insurance loss and loss expense incurred	—	30	~~—~~ 	(100)	—	30	~~—~~ 	(100)
Other operating expenses	4,517	3,632	24		10,824	5,575	94
Other operating interest expense	301	167	80		758	334	127

Total Operating Expenses	29,060	20,713	40		58,624	39,308	49
Income from operations	4,339	2,881	51		10,423	6,589	58
Interest expense	1,011	501	102		1,800	924	95

Income before income taxes	3,328	2,380	40		8,623	5,665	52
Income tax expenses	1,331	810	64		3,177	1,857	71

Net income	$1,997	$1,570	27%		$5,446	$3,808	43%
Basic net income per share	$0.21	$0.16	31		$0.57	$0.40	~~46~~43
Diluted net income per share	0.20	0.15	33		0.54	0.37	46

Operating revenue is expected to continue to increase during the remainder of 2005 as a result of opening new franchise locations. The increase in total operating revenues, and most of the individual revenue categories that make up total operating revenues, is primarily attributable to the expansion of our franchise operations. The increase in interest income (net), which includes interest income we receive on loans less interest expense paid to those purchasing participation interests in our loans, is primarily attributable to our decision to hold more loans on our balance sheet for longer periods of time.

Expenses are also expected to continue to increase during the remainder of 2005 as a result of opening new franchise locations. The increase of commission expense is primarily attributable to increases in insurance commissions received from insurance companies, because a share of insurance commissions is typically paid to franchisees. Payroll expenses, which include wages, salaries, payroll taxes and compensated absences expenses, and other operating expenses, which include advertising, rent, travel, lodging, office supplies and insurance expenses, increased primarily as a result of the expansion of our franchise operations. Payroll expenses, as a percentage of total operating revenue, were approximately 21% and 20%, respectively, for the three months ended June 30, 2005 and 2004 and approximately 20% and 19%, respectively, for the six months ended June 30, 2005 and 2004. Other operating expenses, as a percentage of total operating revenue, were approximately 14% and 15%, respectively, for the three months ended June 30, 2005 and 2004 and approximately 16% and 12%, respectively, for the six months ended June 30, 2005 and 2004.

The increases in other operating interest expense are primarily attributable to interest paid on a bank line of credit. We use this line of credit to fund our loans until we sell them in a securitization. We consider line of credit, bond and debenture interest expense to be an operating expense because the proceeds from the sale of such bonds and debentures are used to partially fund our lending activities.

We consider interest expense, other than line of credit, bond and debenture interest expense, to be a non-operating expense. Interest expense increased primarily as a result of increased debt to commercial banks, which was incurred primarily to capitalize our operating subsidiaries, and increased notes payable balances resulting from deferred payments to sellers on acquired businesses.

Income before income taxes increased at a faster rate than net income because we increased our 2005 income tax liability to reflect an increase in the 2005 estimated effective tax rate from 33% to 37%. The increase in the estimated effective tax rate resulted from a preliminary estimate of 2004 taxes and the 2004 actual tax rate.

Net income and net income per share have increased primarily because we have increased the number of new franchises and a significant share of our revenues result from initial franchise fees associated with adding new franchise locations. Initial franchise fees typically are among our most profitable sources of revenues.

Assets are expected to continue to increase during the remainder of 2005 as a result of continued expansion and holding more loans for longer periods of time prior to the sale of participation interests in such loans or securitizing such loans in order to increase interest income. The following table shows selected assets and liabilities (in thousands, except percentages) as of June 30, 2005 and December 31, 2004, and the percentage change between those dates.

	As of June 30, 2005	As of December 31, 2004	2005 % increase (decrease) since year-end 2004
Customer receivables	$10,844	$6,915	57%
Notes receivable	~~63,856~~63,107	44,644	~~43~~42
Interest earned not collected on notes	968	819	18
Other receivables	~~1,441~~1,417	1,239	~~16~~14
Securities	28,438	17,889	59
Deferred charges	~~580~~736	839	~~(31)~~(12)
Accounts payable	~~8,198~~7,803	7,081	~~16~~10
Payable under participation agreements	~~16,489~~16,011	2,452	~~572~~553
Premiums payable	9,041	6,441	40
Debt	91,246	80,482	13

Customer receivables primarily include amounts owed to Brooke Franchise by our franchisees and increased primarily from continued expansion of our franchise operations. A loss allowance was established for Brooke Franchise’s credit loss exposure to these receivable balances from franchisees (See Franchise Services Segment, below).

Notes receivable include loans made by Brooke Credit to franchisees and others. Notes receivable balances vary, sometimes significantly from period to period, as a result of our decision to temporarily retain more or fewer loans in our “held for sale” loan inventory based on the funds available to us. Notes receivable balances increased as a result of increased volume of loan originations. No loss allowance has been made for the notes receivable held in Brooke Credit’s loan inventory because we typically hold these assets for less than one year. Therefore, we have a short-term exposure to loss and have experienced limited credit losses (See Lending Services Segment, below). Interest earned not collected on notes (accrued interest income) increased primarily because loan interest rates have increased.

Customer receivables, notes receivables and interest earned not collected on notes are the three items above that comprise our accounts and notes receivable, net, as shown on our consolidated balance sheet.

Other receivables, which primarily include the estimated amounts due from franchisees for future policy cancellations, increased primarily from the continued expansion of our franchise operations, which significantly increased the commission revenues generated by franchisees.

The terms of our securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. We retain ownership of the resulting subordinate interest in the loan pool, and the corresponding securities asset increased as the result of securitization of notes receivables.

Accounts payable, which includes franchise payables, producer payables, payroll payables and other accrued expenses, increased primarily from the continued expansion of our franchise operations, which significantly increased the accrual for estimated commission expense due franchisees.

Payable under participation agreements is the amount we owe to funding institutions that have purchased participating interests in loans pursuant to transactions that do not meet the true sale test of SFAS 140, “Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities.” Payable under participation agreements increased because we sold more loans pursuant to transactions that did not meet the true sale test.

The premiums payable liability category is comprised primarily of amounts due to insurance companies for premiums that are billed and collected by our franchisees. Premiums payable increased primarily from the continued expansion of our franchise operations, which resulted in an increase of premiums billed and collected by our franchisees.

Debt increased primarily as the result of increased commercial bank loan balances to capitalize our operating subsidiaries.

Income Taxes

For the three months ended June 30, 2005 and 2004, we incurred income tax expenses of $1,331,000 and $810,000, respectively, resulting in effective tax rates of 40% and 34%. During the three months ended June 30, 2005, we increased the rate used to calculate estimated income taxes from 34% to 38% based on a preliminary estimate of 2004 taxes and the 2004 actual tax rate. We retroactively applied this tax rate to our income for the three months ended March 31, 2005 and increased the income tax expense for the three months ended June 30, 2005 accordingly. This increased the effective tax for the three months ended June 30, 2005. For the six months ended June 30, 2005 and 2004, we incurred income tax expenses of $3,177,000 and $1,857,000, respectively, resulting in effective tax rates of 37% and 33%. As of June 30, 2005 and December 31, 2004, we had current income tax receivable of $1,093,000 and $0, with current income tax liabilities of $0 and $1,913,000 respectively, and deferred income tax liabilities of $2,176,000 and $481,000 respectively. The deferred tax liability is due to accumulated other comprehensive income that resulted from the sale of notes receivables to participating banks, gain on sale of Notes receivable and accelerated depreciation for tax.

Analysis by Segment

Our three reportable segments are Franchise Services, Lending Services and Insurance Brokerage. The Franchise Services segment includes the sale of general insurance and related services to customers on a retail basis through franchisees of Brooke Franchise. The Lending Services Segment includes our lending activities through Brooke Credit. The Insurance Brokerage Segment includes the sale of hard-to-place and niche insurance on a wholesale basis by Brooke Brokerage.

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

Franchise Services Segment

Financial Information Financial information relating to Brooke Franchise and our Franchise Services Segment is as follows (in thousands, except percentages):

	Three months ended June 30, 2005	Three months ended June 30, 2004	2005 % increase (decrease) over 2004	Six months ended June 30, 2005	Six months ended June 30, 2004	2005 % increase (decrease) over 2004
REVENUES
Insurance commissions	$18,982	$13,418	41%	$40,476	$28,027	44%
Seller consulting fees	1,636	1,294	26	2,502	2,728	(8)
Gain on sale of businesses	537	198	171	859	402	114
Initial franchise fees for basic services	4,750	1,995	138	8,125	3,185	155
Initial franchise fees for buyers assistance plans	2,983	1,269	135	5,256	3,290	60
Interest income, net	58	6	867	60	13	362
Other income	297	—	—	406	26	1,462

Total Revenues	29,243	18,180	61	57,684	37,671	53

EXPENSES
Commission expense	14,361	10,793	33	30,547	~~21,263~~21,926	~~44~~39
Payroll expense	4,925	2,416	104	9,540	4,368	118
Amortization	(99)	138	(172)	(56)	191	(129)
Other operating expenses	5,772	3,514	64	10,212	~~6,566~~5,903	~~56~~73

Total Operating Expenses	24,959	16,861	48	50,243	32,388	55
Income from operations	4,284	1,319	225	7,441	5,283	41
Interest expense	342	320	7	659	545	21

Income before income taxes	$3,942	$999	295%	$6,782	$4,738	43%
Total assets (at period end)	~~52,362~~50,586	48,153	~~9~~5%	~~52,362~~50,586	48,153	~~9—~~5%

Commission Revenues Retail insurance commissions have increased primarily as a result of Brooke Franchise’s continued expansion of franchise operations. Brooke Franchise also received commissions from the sale of investment securities and revenues from the sale of funeral services that are not directly related to insurance sales. However, these revenues are not sufficient to be considered material and are, therefore, combined with insurance commission revenues.

Commission expense increased because insurance commission income increased and franchisees are typically paid a share of insurance commission income. Commission expense represented approximately 76% and 80%, respectively, of Brooke Franchise’s insurance commissions for the three months ended June 30, 2005 and 2004 and approximately ~~68~~75% and ~~76~~78%, respectively, for the six months ended June 30, 2005 and 2004.

Brooke Franchise sometimes retains an additional share of franchisees’ commissions as payment for franchisee optional use of Brooke Franchise’s service or sales centers. However, all such payments are applied to service center/sales center expenses and not applied to commission expense. Currently, Brooke Franchise has a total of 22 service centers/sales centers. Included in this total is one service/sales center that was opened during the six-month period ended June 30, 2005.

~~Amortization expense for the three months and six months ended June 30, 2005 was decreased by $163,000 because an internal audit identified that a higher amortization rate was previously applied than required for declining balance computations.~~ Amortization expense for the three months and six months ended June 30, 2005 reports a decrease as the result of an internal audit of the amortization calculations on intangible assets. The net book values of the intangible assets were adjusted accordingly.

Profit sharing commissions, or Brooke Franchise’s share of insurance company profits paid by insurance companies on policies written by franchisees, increased $221,000, or 112%, to $419,000 for the three months ended June 30, 2005 from $198,000 for the three months ended June 30, 2004. Profit sharing commissions also increased $1,954,000, or 74%, to $4,581,000 for the six months ended June 30, 2005 from $2,627,000 for the six months ended June 30, 2004. Profit sharing commissions increased primarily because overall insurance company profits increased on policies written by Brooke Franchise’s franchisees. Profit sharing commissions represented approximately 2% and 1%, respectively, of Brooke Franchise’s insurance commissions for the three months ended June 30, 2005 and 2004 and approximately 11% and ~~8~~9%, respectively, for the six months ended June 30, 2005 and 2004. Brooke Franchise typically receives the majority of its profit sharing commissions in the first quarter. Franchisees do not receive any share of Brooke Franchises’ profit sharing commissions.

Net commission refund expense is our estimate of the amount of Brooke Franchise’s share of retail commission refunds due to policyholders resulting from future policy cancellations. This expense increased $2,000, or 4%, to $49,000 for the three months ended June 30, 2005 from $47,000 for the three months ended June 30, 2004. This expense also increased $57,000, or 77%, to $131,000 for the six months ended June 30, 2005 from $74,000 for the six months ended June 30, 2004. Cancellation related expenses increased primarily as a result of Brooke Franchise’s continued expansion of franchise operations. As of June 30, 2005 and December 31, 2004, Brooke Franchise recorded corresponding total commission refund liabilities of $652,000 and $521,000, respectively.

Initial Franchise Fees for Basic Services A certain level of basic services is initially provided to all franchisees, whether they acquire an existing business and convert into a Brooke franchise or whether they start up a new Brooke franchise. These basic services include services usually provided by other franchisors, including a business model, use of a registered trade name, access to suppliers and a license for an Internet-based management system. The amount of the initial franchise fees typically paid for basic services is currently $125,000. We expect the initial franchise fee rate for basic services to increase as demand for access to our trade name, suppliers and business model increases.

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

The value of our basic franchise services was demonstrated when we began selling start up, or de novo, franchises in the fourth quarter of 2003. These franchisees did not require any specific buyers assistance services, but did require basic franchise services such as use of a registered trade name, supplier access and a proven business model. Therefore, when we introduced our start up franchise program in the fourth quarter of 2003, we began allocating a portion of the initial franchise fees paid by conversion franchisees to basic services because start up franchisees willingly paid us initial franchise fees for basic services. Correspondingly, the amount of this allocation was based on the amount of initial franchise fees typically paid by a start up franchisee. Prior to the first quarter of 2004, we had one start up franchisee. During the period from January 1, 2004 to June 30, 2005, we added 78 start up franchisees who paid us initial franchise fees for basic services, thus demonstrating the value of our basic services.

Revenues from initial franchise fees for basic services are recognized as soon as Brooke Franchise delivers the basic services to the new franchisee, such as access to insurance company contracts, access to the Company’s management contracts, and access to the Company’s brand name. Upon completion of this commitment, Brooke Franchise has no continuing obligation to the franchisee.

Initial franchise fees for basic services are typically assessed once for each franchisee, even though some franchisees operate multiple locations. A total of 49 and 41 new franchise locations were added during the three months ended June 30, 2005 and 2004, respectively. A total of 87 and 79 new franchise locations were added during the six months ended June 30, 2005 and 2004, respectively. The increase of initial franchise fees for basic services resulted from continued expansion of Brooke Franchise’s franchise operations and the corresponding increase in franchise start ups and conversions by Brooke franchisees.

Out of the total new franchise locations added during the three months ended June 30, 2005 and 2004, 21 and 10, respectively, were start up franchise locations. Out of the total new franchise locations added during the six months ended June 30, 2005 and 2004, 37 and 14, respectively, were start up franchise locations. During the remainder of 2005, our strategy is to decrease our dependence on acquiring and converting new franchise locations into our system, and to significantly increase the number of start up locations relative to the number of new conversion franchise locations. Therefore, we expect initial franchise fees for basic services to increase at a faster rate than initial franchise fees for buyers assistance plan services.

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

The most significant part of Brooke Franchise’s growth has come from acquisitions of existing businesses that are subsequently converted into Brooke franchises. Brooke Franchise provides assistance regarding the acquisition and conversion of businesses such as inspection report compilation, operations analysis and marketing plan development. The increase of initial franchise fees for buyers assistance plan services resulted from continued expansion of Brooke Franchise’s franchise operations and the corresponding increase in business acquisitions and franchise conversions by Brooke franchisees.

The buyers assistance plan is designed to assist a franchisee in inspecting the agency assets to be acquired. The BAP includes an inspection report, an operations report, and a marketing report, all of which are to be delivered on or prior to closing. As such, Brooke Franchise performs substantially all of the buyers assistance plan services before an acquisition closes. However, a relatively small level of buyers assistance plan services are performed during the four months after acquisition, including reimbursements for advertising and training. For this reason, a relatively small portion of the initial franchise fees for buyers assistance are correspondingly deferred until the service is performed. Brooke Franchise records initial franchise fee revenues for buyers assistance plans using the percentage of completion accounting method. To reflect revenues not yet earned, we deferred $202,000 and $410,000 of initial franchise fee revenues for buyers assistance plans as of June 30, 2005 and December 31, 2004, respectively.

Buyers assistance plans provide initial conversion assistance for recently acquired businesses and buyers assistance plan services are, therefore, not provided to buyers of businesses that are already franchises. In addition, buyers assistance plans are not typically provided to franchisees selling to other franchisees and are not provided to franchisees purchasing businesses that had previously been purchased by Brooke Franchise in the past twenty-four months. Businesses that were converted into Brooke franchises and received assistance through buyers assistance plans represented 27 and 31 of the total new franchise locations added during the three months ended June 30, 2005 and 2004, respectively, and 48 and 60 of the total new franchise locations added during the six months ended June 30, 2005 and 2004, respectively.

Seller Related Revenues Seller related revenues typically are generated when a business is acquired by Brooke Franchise for sale to a franchisee or an agreement to purchase a business is assigned by Brooke Franchise to a franchisee. Seller related revenues include consulting fees paid directly by sellers, gains on sale of businesses from deferred payments, gains on sale of businesses relating to company-owned stores, and gains on sale of businesses relating to inventory. A primary aspect of Brooke Franchise’s business is the buying and selling of businesses. Therefore, all seller related revenues are considered part of normal business operations and are classified on our income statement as operating income. Seller related revenues increased $681,000, or 46%, to $2,173,000, in the three months ended June 30, 2005 from $1,492,000 in the three months ended June 30, 2004. Seller related revenues increased $231,000, or 7%, to $3,361,000, in the six months ended June 30, 2005 from $3,130,000 in the six months ended June 30, 2004. Seller related revenues increased because the volume of franchise conversions increased.

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

Gains on Sale of Businesses from Deferred Payments. Our business includes the buying and selling of insurance agencies, financial service firms and funeral homes and occasionally holding them in inventory. When purchasing an agency, we typically defer a portion of the purchase price, at a low or zero interest rate, to encourage the seller to assist in the transition of the agency to one of our franchisees. We carry our liability to the seller at a discount to the nominal amount we owe, to reflect the below-market interest rate. When we sell an acquired business to a franchisee (typically on the same day it is acquired), we generally sell it for the full nominal price (i.e. before the discount) paid to the seller. When the sale price of the business exceeds the carrying value, the amount in excess of the carrying value is recognized as a gain. Gains on sale resulting primarily from discounted interest rates increased $92,000, or 46%, to $290,000 in the three months ended June 30, 2005 from $198,000 in the three months ended June 30, 2004. Gains on sale resulting primarily from discounted interest rates increased $221,000, or 57%, to $612,000 in the six months ended June 30, 2005 from $391,000 in the six months ended June 30, 2004. Because we expect to purchase and sell more agencies in 2005 than in 2004, we expect the level of income recorded from this type of gain on sale of businesses to increase.

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

The calculation of the reduced carrying value, and the resulting gain on sale of businesses, is made by calculating the net present value of scheduled future payments to sellers at a current market interest rate. The following table provides information regarding the corresponding calculations:

Calculation of Seller Discounts Based On Reduced Carrying Values

	Beginning Principal Balance	Weighted Average Rate	Weighted Average Maturity	Interest Rate Used for Net Present Value	Full Nominal Purchase Price	Reduced Carrying Value	Gain on Sale from Deferred Payments
Three months ended June 30, 2005	$3,216,000	5.5%	~~605~~808 days	5.5 – 5.5%	$9,048,000	$8,758,000	$290,000
Six months ended June 30, 2005	5,230,000	5.66	~~583~~795 days	5.5 – 8.29	14,065,000	13,453,000	612,000
Three months ended June 30, 2004	1,275,000	7.41	~~808~~605 days	7.25 – 7.75	3,610,000	3,412,000	198,000
Six months ended June 30, 2004	2,052,000	7.26	~~795~~583 days	6.75 – 7.75	8,057,000	7,666,000	391,000

Gains on Sale of Businesses – Company-owned Stores. If we expect to own and operate businesses for more than one year, we consider these businesses to be company-owned stores and treat such transactions under purchase accounting principles, including booking intangible assets and recognizing the related amortization expense. By contrast, agencies purchased with the intent to resell them to our franchisees (usually within one year) are carried at cost as business inventory, without the booking of intangible assets. There were no gains on sale resulting from the sale of company-owned stores during the six-month periods ended June 30, 2004 and 2005.

Gains on Sale of Businesses – Inventoried Stores. As noted above, acquired businesses are typically sold on the same day as acquired for the same nominal price paid to the seller. However, this is not always the case and businesses are occasionally held in inventory. As such, gains and losses are recorded when an inventoried business is ultimately sold and carrying values of inventoried businesses are adjusted to estimated market value when market value is less than cost. Gains on sale resulting from the sale of inventoried stores increased to $247,000 in the three months ended June 30, 2005 from $0 in the three months ended June 30, 2004. Gains on sale resulting from the sale of inventoried stores increased $237,000, or 2,370%, to $247,000 in the six months ended June 30, 2005 from $10,000 in the six months ended June 30, 2004.

Income Before Income Taxes Income before taxes increased because revenues from initial franchise fees, which typically generate larger profit margins, increased significantly as the result of expanded personnel and facilities.

Inventory Management The number of total businesses purchased into inventory during the three months ended June 30, 2005 and 2004 was 25 and 9, respectively, and during the six months ended June 30, 2005 and 2004 was 38 and 22, respectively. At June 30, 2005 and 2004, Brooke Franchise held one and one, respectively, business in inventory with total balances, at the lower of cost or market, of $1,776,000 and $367,000, respectively.

The number of businesses twice-purchased within twenty-four months is an important indicator of Brooke Franchise’s success in recruiting qualified buyers. The number of businesses twice-purchased during the three months ended June 30, 2005 and 2004 was 0 and 0, respectively, and during the six months ended June 30, 2005 and 2004 was 0 and 2, respectively. Brooke Franchise is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of businesses from its inventory.

Franchise Statement Balances Brooke Franchise assists franchisees by financing cyclical fluctuations of revenues, receivables and payables with commission advances recorded on franchisees’ monthly statements and granting temporary extensions of due dates for franchise statement balances owed by franchisees to Brooke Franchise. However, after conversion into its franchise system, Brooke Franchise expects franchisees’ monthly statements to be repaid in full at least once every four months.

We believe the most accurate analysis of franchise statement balances occurs immediately after settlement of franchisees’ monthly statement before any additional entries are recorded to their account. Therefore, the following franchise statement balances are as of the settlement date after the corresponding commission month. Franchise statement balances totaled $2,614,000 and $2,228,000, respectively, as of June 2005 and December 2004. Over the past two years we have sought to limit the growth of or reduce the outstanding franchise statement balances, even as our franchise network and commission income have grown significantly.

Brooke Franchise categorizes as “watch” the franchise statement balances that have not been repaid in full at least once in the previous four months. Watch balances totaled $1,782,000 and $1,576,000, respectively, as of June 2005 and December 2004. During the remainder of 2005, we expect total franchise statement balances and watch balances to increase at approximately the same rate as commissions increase.

Separate from these franchise statement balances, Brooke Franchise also extends credit to franchisees for long-term producer development, including hiring and training new franchise employees, and other reasons not related to monthly fluctuations of revenues. These non-statement balances are not reflected in the franchise statement balances and totaled $1,492,000 and $584,000, respectively, as of June 30, 2005 and December 31, 2004. During the remainder of 2005, we expect non-statement balances to increase at a faster rate than commissions increase primarily as a result of the increasing use of our producer development program by an increasing number of start up franchises.

The balance of Brooke Franchise’s Allowance for Doubtful Accounts was $1,076,000 and $575,000, respectively, on June 30, 2005 and December 31, 2004. The amount of the Allowance for Doubtful Accounts was determined based primarily on the amount of Brooke Franchise’s watch statement balances and our analysis of credit risk. Other factors used in determining the Allowance for Doubtful Accounts were statement loss experience and Brooke Franchise’s evaluation of the potential for future losses. We increased the Allowance for Doubtful Accounts primarily because the rate of franchise statement write offs increased during the six months ended June 30, 2005. The increased level of write-offs reflects management’s efforts to closely evaluate and monitor the Company’s on-going exposure to possible credit losses. During the remainder of 2005, we expect write-offs to increase at approximately the same rate as commissions increase.

The following table summarizes the Allowance for Doubtful Accounts activity for the six months ended June 30, 2005 and the year ended December 31, 2004 (in thousands). Additions to the allowance for doubtful accounts are charged to expense.

	Balance at Beginning of Period	Charges to Expense	Write Offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2004	$0	$1,757	$1,182	$575
Six months ended June 30, 2005	$575	$1,985	$1,484	$1,076

Lending Services Segment

Financial Information Financial information relating to Brooke Credit and our Lending Services Segment is as follows (in thousands, except percentages):

	Three months ended June 30, 2005	Three months ended June 30, 2004	2005 % increase (decrease) over 2004	Six months ended June 30, 2005	Six months ended June 30, 2004	2005 % increase (decrease) over 2004
REVENUES
Interest income	$5,264	$2,808	87%	$9,912	$5,308	87%
Participating interest expense	(3,062)	(1,525)	101	(5,595)	(2,897)	93
Gain on sale of notes receivable	(33)	2,143	(102)	2,880	1,948	48
Other income	123	10	1,130	199	15	1,227

Total Revenues	2,292	3,436	(33)	7,396	4,374	69

EXPENSES
Other operating interest expense	248	115	116	653	229	185
Payroll expense	291	374	(22)	840	742	13
Amortization	262	220	19	552	446	24
Other operating expenses	564	246	129	1,106	278	298

Total Operating Expenses	1,365	955	43	3,151	1,695	86
Income from operations	927	2,481	(63)	4,245	2,679	58
Interest expense	356	117	204	582	250	133

Income before income taxes	$571	$2,364	(76)%	$3,663	$2,429	51%
Total assets (at period end)	105,963	56,570	87	105,963	56,750	87

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

Interest Income Brooke Credit earns interest income during the period it holds loans on its balance sheet and on that portion of the participation interest or those asset-backed securities that it does not sell. Interest income increased due to the larger volume of loans originated by Brooke Credit and the longer period of time that Brooke Credit held those loans on its balance sheet.

Participating Interest Expense A portion of the interest income that Brooke Credit receives on its loans is paid out to the holders of its participation interests. Payments to these holders are accounted for as participating interest expense, which is netted against interest income. Participating interest expense increased primarily as a result of the increase in participation interests that were sold by Brooke Credit.

Gain on Sales of Notes Receivable When the sale of a loan is classified as a true sale pursuant to the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” gains or losses are recognized, loans are removed from the balance sheet and residual assets are recorded. We estimate the value of the residual assets by estimating the present value of the future cash flows from the interest and servicing spread, reduced by our estimate of credit losses and note receivable prepayments. The interest and servicing spread is the difference between the rate paid by Brooke Credit to participating lenders and investors and the rate received by Brooke Credit from borrowers. Over time, as we receive cash from the payment of interest and servicing income, we reduce the value of the residual asset by recognizing a loss on the interest asset and amortization expense on the servicing assets. Revenues from gain on sales of notes receivables decreased for the three-month period ended June 30, 2005 as compared to the three-month period ended June 30, 2004 primarily because Brooke Credit securitized notes receivables in the corresponding period of 2004 but did not in 2005. Revenues from gain on sales of notes receivable increased for the six-month period ended June 30, 2005 as compared to the six-month period ended June 30, 2004 primarily because Brooke Credit’s securitized more notes receivables in the corresponding period of 2005 than in 2004.

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

One component of the gain on sales of notes receivable is the gain associated with our ongoing servicing responsibilities. When the sale of a loan participation interest is accounted for as a true sale, Brooke Credit retains servicing responsibilities for which it typically receives annual servicing fees ranging from 0.25% to 1.375% of the outstanding balance. A gain or loss is recognized immediately upon the sale of a loan participation based on whether the annual servicing fees are greater or less than the cost of servicing, which is estimated at 0.25% of the outstanding loan balance. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions. For the three months ended June 30, 2005 and 2004, the net gains (losses) from loan servicing totaled $251,000 and $215,000, respectively, which consisted of gains from servicing benefits. For the six months ended June 30, 2005 and 2004, the net gains (losses) from loan servicing totaled $252,000 and $419,000, respectively, which consisted of gains from servicing benefits. The decrease in net gains from loan servicing benefits is primarily the result of using a bank line of credit to fund notes receivables prior to securitization.

In a true sale, Brooke Credit also records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the interest and servicing spread on the underlying loans sold, net of prepayment and credit loss assumptions. This spread is typically approximately 1.75% for participation loans and approximately 3.25% for securitized loan pools. For the three months ended June 30, 2005 and 2004, the net gains (losses) from interest benefits totaled $(284,000) and $1,928,000, respectively, which included gross gains (losses) from interest benefits of $203,000, and $2,231,000, respectively, and losses from write down of retained interest asset to fair market value of $487,000 and $303,000, respectively. For the six months ended June 30, 2005 and 2004, the net gains (losses) from interest benefits totaled $2,628,000 and $1,529,000, respectively, which included gross gains (losses) from interest benefits of $3,479,000, and $2,151,000, respectively, and losses from write down of retained interest asset to fair market value of $851,000 and $622,000, respectively. The increase in net gains from interest benefits is primarily the result of a securitization of notes receivables.

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

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed-Rate Stratum)
Prepayment speed*	10%	8%
Weighted average life	142 months	75 months
Expected credit losses*	0.50%	0.21%
Discount Rate*	8.5%	8.5%

*	Annual rates

The most significant impact from the sale of loan participations and asset-backed securities has been the removal of loans from Brooke Credit’s balance sheet that Brooke Credit continues to service. As of June 30, 2005 and December 31, 2004, the balances of those off-balance sheet assets totaled $~~168,192,000~~166,906,000 and $138,740,000, respectively. The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio and the resulting sale of loan participations and asset-backed securities.

Loan Servicing Assets and Liabilities When we recognize non-cash gains for the servicing benefits of loan participation sales, we book that amount as a loan servicing asset on our balance sheet. This amount is equal to our estimate of the present value of future cash flows resulting from the servicing spread. We recognize such assets only when the income allocated to our servicing responsibilities exceeds our cost of servicing, which we typically estimate at 0.25% of the loan value being serviced. Components of the servicing asset as of June 30, 2005 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$5,561
Less:
Servicing Expense	(1,093)
Discount to present value	(1,789)

Carrying Value of Retained Servicing Interest in Loan Participations	$2,679

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows was recorded as a servicing liability. Components of the servicing liability as of June 30, 2005 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$0
Less:
Servicing expense	52
Discount to present value	(15)

Carrying Value of Retained Servicing Liability in Loan Participations	$37

Loan Participations-Interest-Only Strip Receivable Asset To the extent that the difference between the rate paid by Brooke Credit to participating lenders and investors and the rate received by Brooke Credit from borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, Brooke Credit recognizes a non-cash asset, called an “Interest-Only Strip Receivable Asset,” on its balance sheet. This amount is equal to our estimate of the present value of future cash flows resulting from this interest spread. Components of the interest receivable asset as of June 30, 2005 were as follows (in thousands):

Estimated cash flows from interest income	$2,674
Less:
Estimated credit losses*	(119)
Discount to present value	(190)

Carrying Value of Retained Interest in Loan Participations	$2,365

*	Estimated credit losses from liability on sold recourse loans with balances totaling $6,022,000 as of June 30, 2005. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Securitization-Interest Receivable Asset The terms of Brooke Credit’s securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. Brooke Credit retains ownership of the resulting subordinate interest in the loan pool and borrows money from commercial banks to fund this investment. Additionally, Brooke Credit recognizes a non-cash gain from subordinate interest in the securitized loan pools, which is not sold to outside investors and is retained by us. Brooke Credit, therefore, retains a credit exposure in each loan pool. Brooke Credit Corporation’s subordinate interest and retained interest benefit results in a non-cash asset which is included within “Securities” on our balance sheet. As of June 30, 2005,

$28,436,000 of the securities resulted from retained interest in securitizations. The fair value of these securities is comprised of the subordinate or equity interest in the securitized loan pools totaling $21,976,000 and the interest-only strip receivable, evidencing retained interest benefits, totaling $6,460,000. As of June 30, 2005, Brooke Credit had borrowed $12,739,000 from commercial banks the proceeds of which were used to fund its equity interest in the securitized loan pool.

Components of the interest receivable portion of securities as of June 30, 2005 were as follows (in thousands):

Estimated cash flows from interest income	$10,830
Less:
Estimated credit losses	(1,517)
Discount to present value	(2,853)

Carrying Value of Interest Receivable Portion of Securities	$6,460

Income Before Income Taxes Brooke Credit’s income before income taxes decreased for the three-month period ended June 30, 2005, as compared to the three-month period ended June 30, 2004 primarily because Brooke Credit securitized notes receivables in the corresponding period of 2004 but did not in 2005. Brooke Credit’s income before income taxes increased for the six-month period ended June 30, 2005, as compared to the six-month period ended June 30, 2004 primarily because interest income increased from more loan originations and gain on sale income increased from securitization of more notes receivables.

Loan Quality

No amounts of recourse loans and loans associated with securitizations were charged off during the six months ended June 30, 2005 and no loans were delinquent 30 days or more as of June 30, 2005, primarily because loan payments generally are deducted from commissions received by Brooke Franchise prior to payment of commissions to the borrower and most other creditors. We believe that credit problems on recourse and securitized loans are more likely to be identified when Brooke Franchise collects franchisees’ monthly statement account balances than by monitoring Brooke Credit’s loan delinquencies.

The terms of Brooke Credit’s securitizations (and a collateral preservation measure) require that payments on the pool of loan assets that back the securities sold to investors be paid from commissions received by Brooke Franchise prior to payment of commissions to the borrower and to most other creditors. As a result, we believe that our primary credit exposure generally results from Brooke Franchise’s collection of monthly franchisees’ statement balances rather than from loan defaults to Brooke Credit. Accordingly, Brooke Credit has not established credit loss reserves separate from the credit loss allowances made on recourse and securitized loans referenced above.

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

Insurance Brokerage Segment

Financial Information Financial information relating to Brooke Brokerage and our Insurance Brokerage Segment is as follows (in thousands, except percentages):

	Three months ended June 30, 2005	Three months ended June 30, 2004	2005 % increase (decrease) over 2004		Six months ended June 30, 2005	Six months ended June 30, 2004	2005 % increase (decrease) over 2004
REVENUES
Insurance commissions	$1,729	$1,593	9%		$3,466	$3,162	10%
Policy fee income	~~438~~433	526	~~(17~~	~~)~~(18)	~~798~~793	878	~~(9~~	~~)~~(11)
Insurance premiums earned	65	48	35		223	268	(17)
Interest income	68	1	6700		102	12	750
Other income	~~60~~64	14	~~329~~357		~~117~~121	91	~~29~~33

Total Revenues	~~2,360~~2,359	2,182	8		~~4,706~~4,705	4,411	7

EXPENSES
Commission expense	751	877	(14)		1,409	1,424	(1)
Payroll expense	~~1,010~~970	850	~~19~~14		~~1,974~~1,934	1,720	~~15~~12
Depreciation and amortization	148	76	95		271	152	78
Insurance loss and loss expense incurred	0	30	(100)		0	30	(100)
Other operating expenses	~~492~~531	387	~~27~~37		~~1,030~~1,069	848	~~22~~26

Total Operating Expenses	~~2,401~~2,400	2,220	8		~~4,684~~4,683	4,174	12
Income from operations	(41)	(38)	NM		22	237	(91)
Interest expense	85	83	2		170	320	(47)

Income before income taxes	$(126)	$(121)	NM		$(148)	$(83)	NM
Total assets (at period end)	14,731	15,258	(3)		14,731	15,258	(3)

Commission Revenues Brokerage insurance commissions increased primarily as the result of increased profit sharing commissions.

Profit sharing commissions, or Brooke Brokerage’s share of insurance company profits paid by insurance companies on policies written by non-exclusive insurance agents, increased $~~234,000~~233,000, or ~~133~~147%, to $~~410,000~~392,000 for the three months ended June 30, 2005 from $~~176,000~~159,000 for the three months ended June 30, 2004. Profit sharing commissions also increased $223,000, or 57%, to $616,000 for the six months ended June 30, 2005 from $393,000 for the six months ended June 30, 2004. Profit sharing commissions increased primarily because overall insurance company profits increased on policies written by Brooke Brokerage’s non-exclusive insurance agents. Profit sharing commissions represented approximately ~~24~~23% and ~~11~~10%, respectively, of Brooke Brokerage’s insurance commissions for the three months ended June 30, 2005 and 2004 and approximately 18% and 12%, respectively, for the six months ended June 30, 2005 and 2004.

Commission expense increased because insurance commission income increased and insurance agents are typically paid a share of commission income. Commission expense represented approximately 43% and 55%, respectively, of Brooke Brokerage’s insurance commissions for the three months ended June 30, 2005 and 2004 and approximately 41% and 45%, respectively, for the six months ended June 30, 2005 and 2004.

Policy fee income represented approximately 25% and 33%, respectively, of Brooke Brokerage’s insurance commissions for the three months ended June 30, 2005 and 2004 and approximately 23% and 28%, respectively, for the six months ended June 30, 2005 and 2004.

Net commission refund expense is our estimate of the amount of Brooke Brokerage’s share of wholesale commission refunds due to policyholders resulting from future policy cancellations. As of June 30, 2005 and December 31, 2004, Brooke Brokerage recorded corresponding total commission refund liabilities of $455,000 and $455,000, respectively.

Underwriting Revenues Part of Brooke Brokerage’s strategy for increasing long-term profitability is to reinsure selected hard-to-place and niche insurance policies placed by Brooke Brokerage with unaffiliated insurance companies to unaffiliated policyholders through The DB Group, LTD., a captive insurance company subsidiary wholly owned by Brooke Brokerage. As of June 30, 2005, Brooke Brokerage had not reinsured any policies written through The DB Group and no premium revenues were recorded by The DB Group.

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

Insurance premiums earned by DB Indemnity decreased primarily because fewer financial guaranty policies were issued to Brooke Credit as a result of decreased sales of loans to participating lenders. Because Brooke Credit relies more on banks lines of credit to fund lending activities, there was less demand for financial guaranty policies, which primarily cover loans sold to participating lenders. DB Indemnity has not incurred any claims or loss expense since beginning operations. As of June 30, 2005 and December 31, 2004, DB Indemnity recorded corresponding total reserves of $~~1,003,000~~1,016,000 and $719,000, respectively.

Income Before Income Taxes Brooke Brokerage’s income before income taxes decreased primarily because Brooke Brokerage increased payroll and other expenses in anticipation of increasing business. However, excluding increases in profit sharing commissions, insurance commissions did not significantly increase because premiums have decreased industry wide and because more hard-to-place policies were written by standard carriers.

Liquidity and Capital Resources

Our cash and cash equivalents were $14,481,000 as of June 30, 2005, a decrease of $5,280,000 from the $19,761,000 balance at December 31, 2004. During the six months ended June 30, 2005, net cash of $5,667,000 was used by operating activities which primarily resulted from a $18,463,000 increase in notes receivables resulting from new loan originations. Net cash of $2,638,000 was used by investing activities which primarily resulted from a $9,043,000 purchase of securities related to securitization of notes receivables. Net cash of $3,025,000 was provided by financing activities.

Our current ratios (current assets to current liabilities) were 1.44 and 1.49, respectively, as of June 30, 2005 and December 31, 2004. Our current ratio will be adversely affected if business inventory increases, seller loan balances are prepaid, or additional notes are retained in our portfolio.

Our “Other Assets” account balances totaled $8,986,000 and $8,719,000 as of June 30, 2005 and December 31, 2004, respectively, and are comprised primarily of intangible accounts such as amortizable intangible assets and servicing assets. If our total assets are adjusted to exclude Other Assets, then our total liabilities exceeded our total adjusted assets by $1,383,000 as of December 31, 2004, and total adjusted assets exceeded total liabilities by $1,271,000 as of June 30, 2005. Future acquisitions by us will likely increase the Other Assets account balances and will likely result in total liabilities exceeding adjusted total assets in future periods. Our “Investment in Businesses” account balances of $1,776,000 and $1,022,000 as of June 30, 2005 and December 31, 2004, respectively, represent the cost, or market value if lower, of businesses, primarily insurance agencies, held in inventory for resale to franchisees. Although intangible, business inventory is not included in “Other Assets.” We believe that business inventory assets differ from other intangible assets, because business inventory is typically held for a relatively short period of time and has a recently demonstrated value.

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

Capital Commitments

The following summarizes our contractual obligations as of June 30, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term borrowings	$35,612	$35,612	—	—	—
Long-term debt	55,004	14,378	$24,171	$10,304	$6,151
Interest payments*	11,124	4,661	4,322	1,655	486
Operating leases (facilities)	7,046	2,135	3,834	999	78
Capital leases (facilities)	630	75	165	185	205
Other contractual commitments**	5,190	1,599	3,591	—	—

Total	114,606	58,460	36,083	13,143	6,920

*	Includes interest on short-term and long-term borrowings. For additional information on the debt associated with these interest payments see footnotes 4, 5 and 6 to our consolidated financial statements.
**	Projected future purchase price payments due to sellers of CJD & Associates, L.L.C. and Texas All Risk that are contingent on future revenues. For additional information, see footnote 12 to our consolidated financial statements.

Our principal capital commitments consist of bank lines of credit, term loans, secured bonds, deferred payments to business sellers and obligations under leases for our facilities. We have entered into enforceable, legally binding agreements that specify all significant terms with respect to the contractual commitment amounts in the table above.

Critical Accounting Policies

Our established accounting policies are summarized in footnotes 1 and 2 to our consolidated financial statements for the three-month and six-month periods ended June 30, 2005 and 2004. As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles.

We believe that the following accounting policies are critical. These accounting policies are more fully explained in the referenced footnote 1 to our consolidated financial statements.

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. The following discussions summarize how we identify critical accounting estimates, the historical accuracy of these estimates, sensitivity to changes in key assumptions, and the likelihood of changes in the future. The following discussions also indicate the uncertainties in applying these critical accounting estimates and the related variability that is likely to result during the remainder of 2005.

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

An estimate of franchisees’ shares of undistributed commissions is made based on historical rates of commission payout, management’s experience and the trends in actual and forecasted commission payout rates. Although commission payout rates will vary, particularly if use of service/sales centers increases significantly, we do not expect significant variances from year to year. We regularly analyze and, if necessary, immediately change the estimated commission payout rates based on the actual average commission payout rates. The commission payout rate used in 2005 to estimate franchisees’

shares of undistributed commissions was 80% and the actual average commission payout rate to franchisees (net of profit sharing commissions) was 82% for the six-month period ended June 30, 2005. We believe that these estimates will not change substantially during the remainder of 2005.

Allowance for Doubtful Accounts Our allowance for doubtful accounts is comprised primarily of allowance for estimated losses related to franchise statement balances. The following franchise statement balances are as of settlement with franchisees after the corresponding commission month. Franchise statement losses are estimated by analyzing: all franchise advances that had not been re-paid within the previous four months; total franchise statement balances; historical loss rates; loss rate trends; potential for recoveries; and management’s experience. Loss rates will vary and significant growth in our franchise network could accelerate those variances. The effect of any such variances can be significant. The estimated allowance for doubtful accounts was $1,076,000 and $575,000 as of June 30, 2005 and December 31, 2004, respectively. The estimated allowance as of June 30, 2005 was approximately 73% of the actual amount of franchise statement losses for the six months ended June 30, 2005, approximately 41% of the actual total franchise statement balances as of June 30, 2005, and approximately 60% of the actual franchise advances that had not been re-paid during the four-month period ending June 30, 2005. We believe that this estimate will not increase during the remainder of 2005 because of the significant increase in the Allowance for Doubtful Accounts during the six months ended June 30, 2005.

Unearned Initial Franchise Fees for Buyers Assistance Plans Services The initial franchise fees that we collect are typically allocated between basic services (for access to our trade-name, suppliers and business model) and buyers assistance plan services (for consulting tasks such as inspection reports, operations analysis and marketing plan development). The initial franchise fees allocated to buyers assistance plan services are recognized as revenues when the individual consulting task is completed which requires that we estimate how much of the initial franchise fees for buyers assistance plan services are attributable to each consulting task. To make these estimates we analyze: the time required to complete the task; the level of expertise required to complete the task; the value of the task to the franchisee; and, management’s experience. Although the amounts of the initial franchise fees allocated are sometimes significant, the effect of variances on our results have not been significant, because most of the consulting tasks are completed prior to payment of the initial franchise fees at closing and all remaining consulting tasks are completed by the end of the four-month term of the buyers assistance plan consulting agreement. We believe that these estimates will not change substantially during the remainder of 2005.

Discount, Prepayment and Credit Loss Rates Used to Record Loan Participation Sales and Asset Backed Securities Sales We regularly sell the loans that we originate to banks and finance companies. Accounting for the sale of loan participations and loan securitizations and the subsequent tests for impairment are summarized in footnote 2 to our consolidated financial statements.

Loan participations and loan securitizations represent the transfer of notes receivable, by sale, to “participating” lenders or special purpose entities. The fair value of retained interests and servicing assets resulting from the transferred loans are recorded in accordance with the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We typically estimate fair value based on the present value of future expected cash flows which requires us to make assumptions about credit losses, prepayment speed and discount rates. Most of our loans are adjustable rate loans on which in 2005 we assumed credit losses of 0.5% each year, prepayment speeds of 10% each year and a discount rate of 8.5%. These assumptions are made based on historical comparisons, management’s experience and the trends in actual and forecasted portfolio prepayment speeds, portfolio credit losses and market interest rates. Although we regularly analyze the accuracy of our assumptions of prepayment speeds, credit losses and discount rate and make changes when necessary, we believe that changes are unlikely during the remainder of 2005. As of December 31, 2004, we tested retained interests for impairment and the resulting analysis of prepayments speeds and credit losses for the various loan pools indicated that our assumptions were historically accurate. The effect of variances can be significant and the impact of changes in these estimates is more specifically described in footnote 2 to our consolidated financial statements.

Amortization and Useful Lives We acquire insurance agencies and other businesses that we intend to hold for more than one year. We record these acquisitions as Amortizable Intangible Assets. Accounting for Amortizable Intangible Assets, and the subsequent tests for impairment are summarized in footnote 1(g). The rates of amortization of Amortizable Intangible Assets are based on our estimate of the useful lives of the renewal rights of customer and insurance contracts purchased. We estimate the useful lives of these assets based on: historical renewal rights information; management’s experience; industry standards; and trends in actual and forecasted commission payout rates. The rates of amortization are calculated on an accelerated method (150% declining balance) based on a 15-year life. As of December 31, 2004, we tested amortizable intangible assets for impairment and the resulting analysis indicated that our assumptions were historically accurate and that the useful lives of these assets exceeded the amortization rate. The amortizable intangible assets have a relatively stable life and, unless unforeseen circumstances occur, the life is not expected to change in the future. Because of the relatively large remaining asset balance, changes in our estimates could significantly impact our results. We believe that these estimates will not change during the remainder of 2005.

The rates of amortization of Servicing Assets are based on our estimate of repayment rates, and the resulting estimated maturity dates, of the loans that we service. Loan repayment rates are determined using assumptions about credit losses, prepayment speed and discount rates as outlined in the discussion above about the fair values of servicing assets. As of December 31, 2004, an analysis of prepayments speeds and credit losses indicated that our assumptions were historically accurate and the maturity date estimates were reasonable. Although significant changes in estimates are not expected, because of the relatively large remaining asset balance, changes in our estimates that significantly shorten the estimated maturity dates could significantly impact our results. We believe that these estimates will not change during the remainder of 2005.

Loan Origination Expenses Brooke Credit typically sells loans soon after origination and retains responsibility for loan servicing. However, most of Brooke Credit’s operating expenses are associated with loan origination. We analyze our lending activities to estimate how much of Brooke Credit’s operating expenses should be allocated to loan origination activities and, therefore, matched, or offset, with the corresponding loan origination fees collected from borrowers at loan closing. The estimated allocations of payroll and operating expenses to loan origination activities are based on: management’s observations and experience; job descriptions and other employment records; and payroll records. Although not expected, significant changes in our estimate of expense allocations could significantly impact our results because loan fees amounts are significant to us. We believe that this estimate will increase during the remainder of 2005 primarily as a result of our growing loan origination activity.

Revenue Recognition Policies Revenue recognition is summarized in footnote 1(e) to our consolidated financial statements.

With respect to the previously described critical accounting policies, we believe that the application of judgments and assumptions is consistently applied and produces financial information which fairly depicts the results of operations for all years presented.

Off Balance Sheet Arrangements

As part of our ongoing operations, we make loans to franchisees and others to fund purchases or start ups of insurance agencies or funeral homes or ongoing working capital needs. We engage in the sale of loan participation interests in individual loans to banks and finance companies and the securitization of pools of insurance agency loans. These typically meet the requirements of true sales as outlined in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The sale of loan participations and loan securitizations has resulted in the removal of a significant amount of loans from our balance sheet. The loan sales enable us to:

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

The following table reports for each of the four securitizations in which we have been involved during fiscal years 2003, 2004 and 2005: (1) the amount of loans sold to a qualifying special purpose entity, (2) the amount of asset-backed securities issued as a part of the securitization, (3) the fair value of the difference between loans sold and securities issued to accredited investors and the fair value of the interest receivable retained recorded as a security for the period ended June 30, 2005,

(4) the portion of the security comprised of retained interest, and (5) the portion of the security comprised of retained equity in the special purchase entity.

Securitization Table

Date of Securitization	Loans Sold	Asset-Backed Securities Issued	Servicing Income	Fair Value	Retained Interest	Retained Equity
April 2003	$15,825,000	$13,350,000	$4,000	$3,423,000	$391,000	$3,032,000
November 2003	23,526,000	18,500,000	6,000	6,807,000	836,000	5,971,000
June 2004	24,832,000	20,000,000	6,000	5,732,000	1,757,000	3,975,000
March 2005	40,993,000	32,000,000	11,000	12,474,000	3,476,000	8,998,000

As of June 30, 2005 and December 31, 2004, we had transferred assets with balances totaling $~~168,192,000~~166,906,000 and $138,740,000, respectively, that were accounted for as true sales. Transferred assets resulted~~, resulting~~ in pre-tax gains for the six-month periods ended June 30, 2005 and 2004 of $2,891,000 and $1,948,000, respectively. Purchasers of these notes receivable obtained full control over the transferred assets (i.e. notes receivable) and obtained the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivables. Furthermore, the agreements to transfer assets do not entitle, or obligate, us to repurchase or redeem the notes receivable before their maturity except in the event of an uncured breach of a representation or warranty.

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

As of June 30, 2005 and December 31, 2004, we recorded the value of the servicing asset at $2,679,000 and $2,909,000, respectively, and the value of the servicing liability at $37,000 and $39,000, respectively. As of June 30, 2005 and December 31, 2004, we recorded the fair value of retained interest at $8,825,000 and $5,893,000, respectively, with $2,365,000 and $2,484,000, respectively, listed as Interest-Only Strip Receivable on our balance sheet, and $6,460,000 and $3,409,000, respectively, in retained interest carried in our securities.

Components of the loan servicing asset, servicing liability, interest receivable asset relating to loan participation sales as of June 30, 2005 were as follows (in thousands):

	Servicing Asset	Servicing Liability	Interest Receivable Asset
Estimated cash flows from loan servicing fees/interest income	$5,561	$0	$2,674
Less:
Servicing expense	(1,093)	52
Estimated credit losses*			(119)
Discount to present value	(1,789)	(15)	(190)
Carrying Value	$2,679	$37	$2,365

*	Estimated credit losses from liability on sold recourse loans with balances totaling $6,022,000 as of June 30, 2005. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Retained Securities The terms of Brooke Credit’s securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. Brooke Credit retains ownership of the resulting subordinate interest in the loan pool and borrows money from commercial banks to fund this investment. As such, our retained interest is subject to credit and prepayment risks on the transferred assets. As of June 30, 2005, Brooke Credit had subordinate investment interest in loan pools totaling $21,976,000, part of which is the carrying value of our retained interest in asset-backed securities, and had borrowed $12,739,000 as of June 30, 2005 from commercial banks to fund this investment.

In connection with the recognition of non-cash gains for the interest benefits of asset-backed securities sales, the present value of future cash flows were recorded as an interest receivable asset and included on the balance sheet as part of the investment securities balance. Components of the interest receivable asset as of June 30, 2005 were as follows (in thousands):

Estimated cash flows from interest income	$10,830
Less:
Estimated credit losses	(1,517)
Discount to present value	(2,853)
Carrying Value of Retained Interest in Asset-Backed Securities	$6,460

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

In addition, we conduct sensitivity analysis to evaluate the potential impact of a 10% to 20% change in the key economic assumptions used in valuing our retained interest and servicing assets. These key economic assumptions include prepayment speed, expected credit losses and discount rate. As of June 30, 2005, an increase in these key economic assumptions by 10% to 20% results in decreases of 1% to 6% in the value of the retained interest and servicing assets. More drastic changes to economic and market conditions than those we have modeled would likely lead to greater diminution in the value of the retained interest and servicing assets.

Loans Sold With Recourse The business and real estate loans on our balance sheet at June 30, 2005 and December 31, 2004, $6,022,000 and $3,733,000, respectively, were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. At June 30, 2005, all such recourse loans: a) had no balances more than 60 days past due; b) had adequate collateral; and c) were not in default.

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

Recently Issued Accounting Pronouncements

See footnote 18 to our consolidated financial statements for a discussion of the effects of the adoption of new accounting standards.

Related Party Transactions

See footnote 11 to our consolidated financial statements for information about related party transactions.

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

When loans are sold, and the sale of participation interests or asset-backed securities is classified as a true sale, we record a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans, net of prepayment and credit loss assumptions. When the sale of a loan participation interest is accounted for as a true sale, we retain servicing responsibilities for which we receive annual servicing fees based on a percentage of the outstanding balance. The gain or loss associated with loan servicing is determined based on present value calculations of future cash flows from the servicing the underlying loans, net of prepayment assumptions. The present value calculations of future cash flows of underlying loans and future cash flows from the servicing of underlying loans are based in part on management’s estimates of discount rates. Underlying loans with adjustable interest rates are evaluated separately from loans with fixed interest rates. A significant rise in interest rates could result in the impairment of retained interest and servicing assets and adversely affect the Company’s financial condition and results of operation. Impairment is evaluated and measured annually. No impairment was recognized in the years ended December 31, 2004, 2003, and 2002. We continuously monitor market conditions, interest rate changes and market comparables, evaluate the propriety of the discount rate utilized in our assumptions, and assess interest rate sensitivity as an indication of interest rate risk.

At June 30, 2005, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year were as follows (rates per annum):

	Business Loans (Adjustable Rate Stratum)*	Business Loans (Fixed-Rate Stratum)
Prepayment speed	10%	8%
Weighted average life (months)	142	75
Expected credit losses	0.5%	0.21%
Discount rate	8.5%	8.5%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans, the rate is adjusted annually on December 31st. Beginning in the third quarter of 2004, contract terms on new loans are adjusted monthly or daily to an index.

At June 30, 2005, assumptions relating to discount rate and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(in thousands)	Business Loans (Adjustable Rate Stratum)*	Business Loans (Fixed-Rate Stratum)
Discount rate (annual)	8.5%	8.5%
Impact on fair value of 10% adverse change	$(300)	$(2)
Impact on fair value of 20% adverse change	$(570)	$(3)

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

The above adverse changes for discount rate are calculated on our retained interests and servicing assets on loans sold totaling $~~168,192,000~~166,906,000.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in discount rate assumptions (in thousands).

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Adj Rate Stratum		Fixed Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$5,419	$5,419	$142	$142
Servicing expense	(961)	(961)	(132)	(132)
Discount of estimated cash flows	(1,838)	(1,890)	(7)	(7)

Carrying value of servicing asset after effect of increases	2,620	2,568	3	3
Carrying value of servicing asset before effect of increases	2,676	2,676	3	3

Decrease of carrying value due to increase in discount rate	$(56)	$(108)	$0	$0

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest Only Strip Receivable, including retained interest carried in Securities balance)

	Adj Rate Stratum		Fixed Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$13,334	$13,334	$170	$170
Estimated credit losses	(1,633)	(1,633)	(3)	(3)
Discount of estimated cash flows	(3,273)	(3,491)	(17)	(18)

Carrying value of retained interests after effect of increases	8,428	8,210	150	149
Carrying value of retained interests before effect of increases	8,672	8,672	152	152

Decrease of carrying value due to increase in discount rate	$(244)	$(462)	$(2)	$(3)

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

Item 4. Submission of Matters to a Vote of Security Holders.

Our annual meeting of shareholders was held on April 28, 2005. At that meeting six directors, constituting the entire Board of Directors, were elected to hold office until the annual meeting of shareholders in 2006 or until their respective successors are elected and qualified, and the shareholders approved the proposal to ratify the appointment by the Board of Directors of Summers, Spencer & Callison, CPAs, Chartered, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2005.

The final tabulation of votes at the annual meeting of shareholders was as follows:

Election of directors:

	FOR	WITHHOLD AUTHORITY
Robert D. Orr	8,628,999	12,313
Leland G. Orr	8,627,123	14,189
Anita F. Larson	8,628,999	12,313
John L. Allen	8,629,273	12,039
Joe L. Barnes	8,629,109	12,203
Derrol D. Hubbard	8,589,469	51,843

Ratification of appointment of independent auditor:

FOR	AGAINST	ABSTAIN
8,613,572	4,965	22,775

Item 6. Exhibits.

The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-K:

10.1	Amendment No. 4 dated as of April 20, 2005 to Credit and Security Agreement among Brooke Credit Funding, LLC, as Borrower, Brooke Credit Corporation, as Seller and Subservicer, Brooke Corporation, as Master Agent Servicer and Performance Guarantor, Autobahn Funding Company LLC, as the Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as the Agent, dated as of August 27, 2004.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2005	BROOKE CORPORATION

	By:	/s/ Robert D. Orr
Robert D. Orr, Chief Executive Officer

	By:	/s/ Leland G. Orr
Leland G. Orr, Chief Financial Officer

TABLE OF CONTENTS OF EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 4 dated as of April 20, 2005 to Credit and Security Agreement among Brooke Credit Funding, LLC, as Borrower, Brooke Credit Corporation, as Seller and Subservicer, Brooke Corporation, as Master Agent Servicer and Performance Guarantor, Autobahn Funding Company LLC, as the Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as the Agent, dated as of August 27, 2004.[1]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

[1]	Filed herewith.