Form 10-Q/A
period 2005-06-30
BROOKE CORP
filed 2005-07-28
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

BROOKE CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A

TO THE UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FOR THE QUARTER ENDED JUNE 30, 2005

EXPLANATORY NOTE

This Form 10-Q/A amends our Form 10-Q for the quarter ended June 30, 2005, which was filed with the Securities and Exchange Commission today, July 28, 2005. We are filing this Form 10-Q/A to delete typographical errors contained in the Form 10-Q. There are no updates or other changes to the Form 10-Q, other than the correction of those errors and the references herein to Form 10-Q/A, Amendment No. 1.

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

Brooke Corporation

Consolidated Statements of Cash Flows

UNAUDITED

(in thousands)

	For the six months Ended June 30, 2005	For the six months Ended June 30, 2004
Cash flows from operating activities:
Net income	$5,446	$3,808
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	413	242
Amortization	724	850
Gain on sale of businesses	(857)	(402)
Gain on sale of notes receivable	(2,891)	(1,948)
(Increase) decrease in assets:
Accounts and notes receivables	(22,040)	(11,537)
Income tax and other receivables	(1,271)	9
Prepaid expenses and other assets	(492)	38
Increase (decrease) in liabilities:
Accounts and expenses payable	722	1,686
Other liabilities	14,579	5,439

Net cash operating activities	(5,667)	(1,815)

Cash flows from investing activities:
Cash payments for securities	(9,043)	(4,882)
Cash payments for property and equipment	(732)	(385)
Purchase of subsidiary and business assets	(845)	(6,277)
Purchase of business inventory	(9,678)	(5,831)
Proceeds from sales of business inventory	17,660	10,222

Net cash used in investing activities	(2,638)	(7,153)

Cash flows from financing activities:
Dividends paid	(3,123)	(1,967)
Cash proceeds from common stock issuance	463	53
Loan proceeds on debt	15,465	11,111
Payments on bond maturities	(35)	(35)
Advances and payments on short-term borrowing	3,714	(565)
Payments on long-term debt	(13,459)	(467)

Net cash provided by financing activities	3,025	8,130

Net decrease in cash and cash equivalents	(5,280)	(838)
Cash and cash equivalents, beginning of period	19,761	13,741

Cash and cash equivalents, end of period	$14,481	$12,903

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

(s) Advertising

The Company expenses the costs of advertising as they are incurred. Total advertising expense for the periods ended June 30, 2005 and 2004 was $2,367,000 and $1,616,000, respectively.

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

2. Notes Receivable

At June 30, 2005 and December 31, 2004, accounts and notes receivable consist of the following:

(in thousands)	June 30, 2005	December 31. 2004
Business loans	$201,163	$158,875
Less: Business loans sold	(162,633)	(124,720)
Commercial real estate loans	28,850	24,509
Less: Real estate loans sold	(20,284)	(16,472)
Loans with subsidiaries	19,705	16,505
Less: Subsidiaries loans sold	(19,705)	(16,505)
Plus: Loan participations not classified as a true sale	16,011	2,452

Total notes receivable, net	63,107	44,644
Interest earned not collected on notes*	968	819
Customer receivables	10,844	6,915
Allowance for doubtful accounts	(1,076)	(575)

Total accounts and notes receivable, net	$73,843	$51,803

*	The Company has a corresponding liability for interest payable to participating lenders in the amounts of $440,000 at June 30, 2005 and $285,000 at December 31, 2004.

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

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse, unsold, or inventoried, loans and the equity interest carried in securities balance at and for the periods ended June 30, 2005 and December 31, 2004:

(in thousands)	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses**
	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004	June 30, 2005	December 31, 2004
Type of Loan
Participations sold with recourse	$6,022	$3,733	$0	$0	$0	$0
Inventory loans	63,107	44,644	233	135	5	0
Equity interest in securities balance	21,976	13,706	0	0	0	0

Total loans managed	$91,105	$62,083	$233	$135	$5	$0

*	Loans 60 days or more past due are based on end of period total loans
**	Net credit losses are charge-offs and are based on total loans outstanding

3. Property and Equipment

A summary of property and equipment and depreciation is as follows:

(in thousands)	June 30, 2005	December 31, 2004
Furniture	$1,556	$1,311
Office and computer equipment	2,236	2,285
Automobiles and airplanes	1,377	1,169
Building and leasehold improvements	1,842	1,514
Land	417	417

	7,428	6,696
Less: Accumulated depreciation	(2,484)	(2,180)

Property and equipment, net	$4,944	$4,516

Depreciation expense	$413	$629

4. Bank Loans, Notes Payable, and Other Long-Term Obligations

(in thousands)	June 30, 2005	December 31, 2004
Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 7.75%. Interest rates on these notes range from 4.00% to 8.00% and maturities range from July 2005 to January 2013.	$20,919	$20,980

Line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit due October 2005. Interest rate is variable and was at 7.25% at June 30, 2005, with interest and principal due monthly.	3,867	3,005

DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit. Maximum line of credit available of $50,000,000. Collateralized by notes receivable. Line of credit due August 2009. Interest rate is variable and was at 1.75% at June 30, 2005, with interest due monthly.	22,083	24,092

Company debt with banks. These notes are payable to banks and collateralized by various assets of the company. Interest rates on these notes range from 5.5% to 11.75%. Maturities range from July 2005 to September 2015.	36,781	24,780

Company automobile notes payable. The Company uses Chrysler Credit Corporation to finance the company fleet. These loans are collateralized by the automobiles financed. The interest rates range from 5.75% to 7.65%. Maturities range from July 2005 to January 2008.	242	236

Total bank loans and notes payable	83,892	73,093
Bonds and debentures payable and capital lease obligation (See footnotes 5 and 6)	7,354	7,389

Total bank loans, notes payable and other long-term obligations	91,246	80,482
Less: Current maturities and short-term debt	(50,065)	(43,092)

Total long-term debt	$41,181	$37,390

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

Interest incurred on bank loans, notes payable and other long-term obligations for the periods ended June 30, 2005 and 2004 was $2,558,000 and $1,258,000, respectively.

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

The tables below reflects summarized financial information concerning the Company’s reportable segments for the six-month periods ended June 30, 2005 and 2004:

For the six months ended June 30, 2005 (in thousands)	Franchise Services Business	Insurance Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$40,476	$3,466	$—	$—	$—	$43,942
Policy fee income	—	793	—	—		793
Insurance premiums earned	—	223	—	—	(3)	220
Interest income	60	102	4,317	—	(368)	4,111
Gain on sale of notes receivable	—	—	2,880	—	11	2,891
Seller consulting fees	2,502	—	—	—	—	2,502
Initial franchise fees for basic services	8,125	—	—	—	—	8,125
Initial franchise fees for buyers assistance plans	5,256	—	—	—	—	5,256
Gain on sale of businesses	859	—	—	(2)	—	857
Other income	406	121	199	—	(376)	350
Total Operating Revenues	57,684	4,705	7,396	(2)	(736)	69,047
Interest expense	659	170	1,235	862	(368)	2,558
Commissions expense	30,547	1,409	—	—	—	31,956
Payroll expense	9,540	1,934	840	1,635	—	13,949
Insurance loss and loss expense incurred	—	—	—	—	—	—
Depreciation and amortization	(56)	271	552	365	5	1,137
Other operating expenses	10,212	1,069	1,106	2,327	(3,890)	10,824
Income Before Income Taxes	6,782	(148)	3,663	(5,191)	3,517	8,623
Segment assets	50,586	14,731	105,963	32,316	(64,699)	138,897
Expenditures for segment assets	10,523	10	9,043	722	—	20,298

For the six months ended June 30, 2004 (in thousands)	Franchise Services Business	Insurance Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$28,027	$3,162	$—	$—	$—	$31,189
Policy fee income	—	878	—	—		878
Insurance premiums earned	—	268	—	—	—	268
Interest income	13	12	2,411	—	(559)	1,877
Gain on sale of notes receivable	—	—	1,948	—	—	1,948
Seller consulting fees	2,728	—	—	—	—	2,728
Initial franchise fees for basic services	3,185	—	—	—	—	3,185
Initial franchise fees for buyers assistance plans	3,290	—	—	—	—	3,290
Gain on sale of businesses	402	—	—	—	—	402
Other income	26	91	15	—	—	132
Total Operating Revenues	37,671	4,411	4,374	—	(559)	45,897
Interest expense	545	320	479	473	(559)	1,258
Commissions expense	21,926	1,424	—	—	—	23,350
Payroll expense	4,368	1,720	742	2,097	—	8,927
Insurance loss and loss expense incurred	—	30	—	—	—	30
Depreciation and amortization	191	152	446	303	—	1,092
Other operating expenses	5,903	848	278	1,576	(3,030)	5,575
Income Before Income Taxes	4,738	(83)	2,429	(4,449)	3,030	5,665
Segment assets	48,153	15,258	56,750	24,869	(61,961)	83,069
Expenditures for segment assets	12,108	10	4,882	375		17,375

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

Forward-Looking Information

We caution you that this report on Form 10-Q/A for the quarter and six-month period ended June 30, 2005 includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Among other things, these statements relate to our financial condition, results of operations and business. These forward-looking statements are generally identified by the words or phrases “would be,” “will allow,” “expect to,” “intend to,” “will continue,” “is anticipated,” “estimate,” “plan,” “may,” “believe,” “implement,” “build,” “project” or similar expressions and references to strategies or plans.

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

	Three months ended June 30, 2005	Three months ended June 30, 2004	2005 % increase (decrease) over 2004	Six months ended June 30, 2005	Six months ended June 30, 2004	2005 % increase (decrease) over 2004
REVENUES
Insurance commissions	$20,711	$15,011	38%	$43,942	$31,189	41%
Interest income (net)	2,144	1,085	98	4,111	1,877	119
Seller consulting fees	1,636	1,294	26	2,502	2,728	(8)
Gain on sale of businesses	537	198	171	857	402	113
Initial franchise fees for basic services	4,750	1,995	138	8,125	3,185	155
Initial franchise fees for buyers assistance plans	2,983	1,269	135	5,256	3,290	60
Gain on sale of notes receivable	(21)	2,143	(101)	2,891	1,948	48
Insurance premiums earned	62	48	29	220	268	(18)
Policy fee income	433	526	(18)	793	878	(10)
Other income	164	25	556	350	133	163

Total Operating Revenues	33,399	23,594	42	69,047	45,897	50

EXPENSES
Commission expense	16,602	11,671	42	31,956	23,350	37
Payroll expenses	7,085	4,628	53	13,949	8,927	56
Depreciation and amortization expense	555	585	(5)	1,137	1,092	4
Insurance loss and loss expense incurred	—	30	(100)	—	30	(100)
Other operating expenses	4,517	3,632	24	10,824	5,575	94
Other operating interest expense	301	167	80	758	334	127

Total Operating Expenses	29,060	20,713	40	58,624	39,308	49
Income from operations	4,339	2,881	51	10,423	6,589	58
Interest expense	1,011	501	102	1,800	924	95

Income before income taxes	3,328	2,380	40	8,623	5,665	52
Income tax expenses	1,331	810	64	3,177	1,857	71

Net income	$1,997	$1,570	27%	$5,446	$3,808	43%
Basic net income per share	$0.21	$0.16	31	$0.57	$0.40	43
Diluted net income per share	0.20	0.15	33	0.54	0.37	46

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

	As of June 30, 2005	As of December 31, 2004	2005 % increase (decrease) since year-end 2004
Customer receivables	$10,844	$6,915	57%
Notes receivable	63,107	44,644	42
Interest earned not collected on notes	968	819	18
Other receivables	1,417	1,239	14
Securities	28,438	17,889	59
Deferred charges	736	839	(12)
Accounts payable	7,803	7,081	10
Payable under participation agreements	16,011	2,452	553
Premiums payable	9,041	6,441	40
Debt	91,246	80,482	13

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

Franchise Services Segment

Financial Information Financial information relating to Brooke Franchise and our Franchise Services Segment is as follows (in thousands, except percentages):

	Three months ended June 30, 2005	Three months ended June 30, 2004	2005 % increase (decrease) over 2004	Six months ended June 30, 2005	Six months ended June 30, 2004	2005 % increase (decrease) over 2004
REVENUES
Insurance commissions	$18,982	$13,418	41%	$40,476	$28,027	44%
Seller consulting fees	1,636	1,294	26	2,502	2,728	(8)
Gain on sale of businesses	537	198	171	859	402	114
Initial franchise fees for basic services	4,750	1,995	138	8,125	3,185	155
Initial franchise fees for buyers assistance plans	2,983	1,269	135	5,256	3,290	60
Interest income, net	58	6	867	60	13	362
Other income	297	—	—	406	26	1,462

Total Revenues	29,243	18,180	61	57,684	37,671	53

EXPENSES
Commission expense	14,361	10,793	33	30,547	21,926	39
Payroll expense	4,925	2,416	104	9,540	4,368	118
Amortization	(99)	138	(172)	(56)	191	(129)
Other operating expenses	5,772	3,514	64	10,212	5,903	73

Total Operating Expenses	24,959	16,861	48	50,243	32,388	55
Income from operations	4,284	1,319	225	7,441	5,283	41
Interest expense	342	320	7	659	545	21

Income before income taxes	$3,942	$999	295%	$6,782	$4,738	43%
Total assets (at period end)	50,586	48,153	5%	50,586	48,153	5%

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

Commission expense increased because insurance commission income increased and franchisees are typically paid a share of insurance commission income. Commission expense represented approximately 76% and 80%, respectively, of Brooke Franchise’s insurance commissions for the three months ended June 30, 2005 and 2004 and approximately 75% and 78%, respectively, for the six months ended June 30, 2005 and 2004.

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

Profit sharing commissions, or Brooke Franchise’s share of insurance company profits paid by insurance companies on policies written by franchisees, increased $221,000, or 112%, to $419,000 for the three months ended June 30, 2005 from $198,000 for the three months ended June 30, 2004. Profit sharing commissions also increased $1,954,000, or 74%, to $4,581,000 for the six months ended June 30, 2005 from $2,627,000 for the six months ended June 30, 2004. Profit sharing commissions increased primarily because overall insurance company profits increased on policies written by Brooke Franchise’s franchisees. Profit sharing commissions represented approximately 2% and 1%, respectively, of Brooke Franchise’s insurance commissions for the three months ended June 30, 2005 and 2004 and approximately 11% and 9%, respectively, for the six months ended June 30, 2005 and 2004. Brooke Franchise typically receives the majority of its profit sharing commissions in the first quarter. Franchisees do not receive any share of Brooke Franchises’ profit sharing commissions.

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

The calculation of the reduced carrying value, and the resulting gain on sale of businesses, is made by calculating the net present value of scheduled future payments to sellers at a current market interest rate. The following table provides information regarding the corresponding calculations:

Calculation of Seller Discounts Based On Reduced Carrying Values

	Beginning Principal Balance	Weighted Average Rate	Weighted Average Maturity	Interest Rate Used for Net Present Value	Full Nominal Purchase Price	Reduced Carrying Value	Gain on Sale from Deferred Payments
Three months ended June 30, 2005	$3,216,000	5.5%	808 days	5.5 – 5.5%	$9,048,000	$8,758,000	$290,000
Six months ended June 30, 2005	5,230,000	5.66	795 days	5.5 – 8.29	14,065,000	13,453,000	612,000
Three months ended June 30, 2004	1,275,000	7.41	605 days	7.25 – 7.75	3,610,000	3,412,000	198,000
Six months ended June 30, 2004	2,052,000	7.26	583 days	6.75 – 7.75	8,057,000	7,666,000	391,000

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

The most significant impact from the sale of loan participations and asset-backed securities has been the removal of loans from Brooke Credit’s balance sheet that Brooke Credit continues to service. As of June 30, 2005 and December 31, 2004, the balances of those off-balance sheet assets totaled $166,906,000 and $138,740,000, respectively. The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio and the resulting sale of loan participations and asset-backed securities.

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

Insurance Brokerage Segment

Financial Information Financial information relating to Brooke Brokerage and our Insurance Brokerage Segment is as follows (in thousands, except percentages):

	Three months ended June 30, 2005	Three months ended June 30, 2004	2005 % increase (decrease) over 2004	Six months ended June 30, 2005	Six months ended June 30, 2004	2005 % increase (decrease) over 2004
REVENUES
Insurance commissions	$1,729	$1,593	9%	$3,466	$3,162	10%
Policy fee income	433	526	(18)	793	878	(11)
Insurance premiums earned	65	48	35	223	268	(17)
Interest income	68	1	6700	102	12	750
Other income	64	14	357	121	91	33

Total Revenues	2,359	2,182	8	4,705	4,411	7

EXPENSES
Commission expense	751	877	(14)	1,409	1,424	(1)
Payroll expense	970	850	14	1,934	1,720	12
Depreciation and amortization	148	76	95	271	152	78
Insurance loss and loss expense incurred	0	30	(100)	0	30	(100)
Other operating expenses	531	387	37	1,069	848	26

Total Operating Expenses	2,400	2,220	8	4,683	4,174	12
Income from operations	(41)	(38)	NM	22	237	(91)
Interest expense	85	83	2	170	320	(47)

Income before income taxes	$(126)	$(121)	NM	$(148)	$(83)	NM
Total assets (at period end)	14,731	15,258	(3)	14,731	15,258	(3)

Commission Revenues Brokerage insurance commissions increased primarily as the result of increased profit sharing commissions.

Profit sharing commissions, or Brooke Brokerage’s share of insurance company profits paid by insurance companies on policies written by non-exclusive insurance agents, increased $233,000, or 147%, to $392,000 for the three months ended June 30, 2005 from $159,000 for the three months ended June 30, 2004. Profit sharing commissions also increased $223,000, or 57%, to $616,000 for the six months ended June 30, 2005 from $393,000 for the six months ended June 30, 2004. Profit sharing commissions increased primarily because overall insurance company profits increased on policies written by Brooke Brokerage’s non-exclusive insurance agents. Profit sharing commissions represented approximately 23% and 10%, respectively, of Brooke Brokerage’s insurance commissions for the three months ended June 30, 2005 and 2004 and approximately 18% and 12%, respectively, for the six months ended June 30, 2005 and 2004.

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

Insurance premiums earned by DB Indemnity decreased primarily because fewer financial guaranty policies were issued to Brooke Credit as a result of decreased sales of loans to participating lenders. Because Brooke Credit relies more on banks lines of credit to fund lending activities, there was less demand for financial guaranty policies, which primarily cover loans sold to participating lenders. DB Indemnity has not incurred any claims or loss expense since beginning operations. As of June 30, 2005 and December 31, 2004, DB Indemnity recorded corresponding total reserves of $1,016,000 and $719,000, respectively.

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

As of June 30, 2005 and December 31, 2004, we had transferred assets with balances totaling $166,906,000 and $138,740,000, respectively, that were accounted for as true sales. Transferred assets resulted, in pre-tax gains for the six-month periods ended June 30, 2005 and 2004 of $2,891,000 and $1,948,000, respectively. Purchasers of these notes receivable obtained full control over the transferred assets (i.e. notes receivable) and obtained the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivables. Furthermore, the agreements to transfer assets do not entitle, or obligate, us to repurchase or redeem the notes receivable before their maturity except in the event of an uncured breach of a representation or warranty.

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

The above adverse changes for discount rate are calculated on our retained interests and servicing assets on loans sold totaling $166,906,000.

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

Date: July 28, 2005	BROOKE CORPORATION

	By:	/s/ Robert D. Orr
Robert D. Orr, Chief Executive Officer

	By:	/s/ Leland G. Orr
Leland G. Orr, Chief Financial Officer

TABLE OF CONTENTS OF EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 4 dated as of April 20, 2005 to Credit and Security Agreement among Brooke Credit Funding, LLC, as Borrower, Brooke Credit Corporation, as Seller and Subservicer, Brooke Corporation, as Master Agent Servicer and Performance Guarantor, Autobahn Funding Company LLC, as the Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as the Agent, dated as of August 27, 2004.[1]

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

[1]	Filed herewith.