Form 10-Q
period 2005-09-30
BROOKE CORP
filed 2005-11-14
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 30, 2005, there were 12,411,348 shares of the registrant’s sole class of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Brooke Corporation

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets
Cash	$16,569	$19,761
Restricted cash	589	469
Accounts and notes receivable, net	99,040	51,803
Income tax receivable	2,424	—
Other receivables	2,499	1,239
Securities	27,744	17,889
Interest-only strip receivable	2,081	2,484
Deposits	479	186
Prepaid expenses	609	242

Total Current Assets	152,034	94,073

Investment in Businesses	4,760	1,022

Property and Equipment
Cost	7,475	6,696
Less: Accumulated depreciation	(2,657)	(2,180)

Net Property and Equipment	4,818	4,516

Other Assets
Amortizable intangible assets	6,563	5,793
Less: Accumulated amortization	(1,576)	(1,318)
Contract database	380	496
Servicing asset	2,691	2,909
Deferred charges	972	839

Net Other Assets	9,030	8,719

Total Assets	$170,642	$108,330

See accompanying notes to consolidated financial statements.

Brooke Corporation

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

	September 30, 2005	December 31, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$8,841	$7,081
Premiums payable to insurance companies	7,731	6,441
Payable under participation agreements	17,638	2,452
Unearned buyer consulting fees	371	410
Accrued commission refunds	1,141	976
IBNR loss reserve	60	60
Unearned insurance premiums	889	659
Income tax payable	558	1,913
Deferred income tax payable	1,038	258
Short-term debt	46,839	31,898
Current maturities of long-term debt	15,735	11,194

Total Current Liabilities	100,841	63,342
Non-current Liabilities
Deferred income tax payable	2,868	223
Servicing liability	35	39
Long-term debt less current maturities	25,642	37,390

Total Liabilities	129,386	100,994

Stockholders’ Equity
Common stock, $.01 par value, 99,500,000 shares authorized, 12,411,348 and 9,381,518 shares issued and outstanding	124	94
Preferred stock series 2002 and 2002A, $25 par value, 110,000 shares authorized, 49,667 shares issued and outstanding	1,242	1,242
Preferred stock series 2002B, $32 par value, 34,375 shares authorized, 24,331 shares issued and outstanding	779	779
Additional paid-in capital	35,668	4,677
Retained earnings	2,770	43
Accumulated other comprehensive income	673	501

Total Stockholders’ Equity	41,256	7,336

Total Liabilities and Stockholders’ Equity	$170,642	$108,330

See accompanying notes to consolidated financial statements.

Brooke Corporation

Consolidated Statements of Operations

UNAUDITED

(in thousands, except per share data)

	For the three months Ended September 30, 2005	For the three months Ended September 30, 2004
Operating Revenues
Insurance commissions	$21,857	$15,529
Interest income (net)	2,921	1,282
Seller consulting fees	1,704	1,183
Gain on sale of businesses	619	2,755
Initial franchise fees for basic services	5,125	2,970
Initial franchise fees for buyer assistance plans	4,149	1,848
Gain on sale of notes receivable	(340)	(125)
Insurance premiums earned	333	2
Policy fee income	494	645
Other income	223	81

Total Operating Revenues	37,085	26,170

Operating Expenses
Commissions expense	17,438	12,396
Payroll expense	7,176	5,418
Depreciation and amortization	670	650
Insurance loss and loss expense incurred	—	(17)
Other operating expenses	7,140	4,719
Other operating interest expense	657	196

Total Operating Expenses	33,081	23,362

Income from Operations	4,004	2,808

Other Expenses
Interest expense	1,037	665

Total Other Expenses	1,037	665

Income Before Income Taxes	2,967	2,143
Income tax expense	987	735

Net Income	$1,980	$1,408

Net Income per Share:
Basic	$0.19	$0.14
Diluted	$0.18	$0.14

See accompanying notes to consolidated financial statements.

Brooke Corporation

Consolidated Statements of Operations

UNAUDITED

(in thousands, except per share data)

	For the nine months Ended September 30, 2005	For the nine months Ended September 30, 2004
Operating Revenues
Insurance commissions	$65,799	$46,718
Interest income (net)	7,032	3,159
Seller consulting fees	4,206	3,911
Gain on sale of businesses	1,476	3,157
Initial franchise fees for basic services	13,250	6,155
Initial franchise fees for buyer assistance plans	9,405	5,138
Gain on sale of notes receivable	2,551	1,823
Insurance premiums earned	553	270
Policy fee income	1,287	1,523
Other income	573	213

Total Operating Revenues	106,132	72,067

Operating Expenses
Commissions expense	49,394	35,746
Payroll expense	21,125	14,345
Depreciation and amortization	1,807	1,742
Insurance loss and loss expense incurred	—	13
Other operating expenses	17,964	10,294
Other operating interest expense	1,415	530

Total Operating Expenses	91,705	62,670

Income from Operations	14,427	9,397

Other Expenses
Interest expense	2,837	1,589

Total Other Expenses	2,837	1,589

Income Before Income Taxes	11,590	7,808
Income tax expense	4,164	2,592

Net Income	$7,426	$5,216

Net Income per Share:
Basic	$0.71	$0.54
Diluted	$0.69	$0.51

See accompanying notes to consolidated financial statements.

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity

UNAUDITED

(in thousands, except common shares)

	Common Shares	Common Stock	Preferred Stock	Add’l Paid-In Capital	Retained Earnings	Accum. Other Comprehensive Income	Total
Balances, December 31, 2003	4,667,424	$4,667	$2,021	$29	$(1,304)	$366	$5,779
Dividends paid					(5,347)		(5,347)
Equity issuance from stock options	33,195	14		61			75
Equity change in par value		(4,634)		4,634			—
Equity stock split 2:1	4,680,899	47		(47)			—
Comprehensive income:
Interest-only strip receivable, fair market value, net of income taxes						135	135
Net income					6,694		6,694

Total comprehensive income							6,829

Balances, December 31, 2004	9,381,518	$94	$2,021	$4,677	$43	$501	$7,336

Dividends paid					(4,699)		(4,699)
Equity issuance from stock options	154,830	1		562			563
Equity Issuance	2,875,000	29		30,429			30,458
Comprehensive income:
Interest-only strip receivable, fair market value, net of income taxes						172	172
Net income					7,426		7,426

Total comprehensive income							7,598

Balances, September 30, 2005	12,411,348	$124	$2,021	$35,668	$2,770	$673	$41,256

*	The par value of common stock was changed from $1.00 per share to $0.01 per share in the 2nd quarter of 2004 and the Company effected a 2-for-1 stock split in 2004. The reclassification does not affect total equity.

See accompanying notes to consolidated financial statements.

Brooke Corporation

Consolidated Statements of Cash Flows

UNAUDITED

(in thousands)

	For the nine months Ended September 30, 2005	For the nine months Ended September 30, 2004
Cash flows from operating activities:
Net income	$7,426	$5,216
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	636	363
Amortization	1,171	1,380
Gain on sale of businesses	(1,476)	(3,157)
Gain on sale of notes receivable	(2,551)	(1,823)
(Increase) decrease in assets:
Accounts and notes receivables	(47,237)	(36,641)
Income tax and other receivables	(3,684)	384
Prepaid expenses and other assets	(660)	(671)
Increase (decrease) in liabilities:
Accounts and expenses payable	1,760	726
Other liabilities	35,462	30,940

Net cash used in operating activities	(9,153)	(3,283)

Cash flows from investing activities:
Cash payments for securities	(9,043)	(4,882)
Cash payments for property and equipment	(778)	(724)
Purchase of subsidiary and business assets	(1,269)	(6,277)
Sale of subsidiary and business assets	499	7,687
Purchase of business inventory	(20,238)	(13,721)
Proceeds from sales of business inventory	30,819	21,010

Net cash provided by (used in) investing activities	(10)	3,093

Cash flows from financing activities:
Dividends paid	(4,699)	(4,360)
Cash proceeds from common stock issuance	31,021	72
Loan proceeds on debt	15,465	11,285
Payments on bond maturities	(4,385)	(775)
Advances and payments on short-term borrowing	(1,619)	(842)
Payments on long-term debt	(29,812)	(6,491)

Net cash provided by (used in) financing activities	5,971	(1,111)

Net decrease in cash and cash equivalents	(3,192)	(1,301)
Cash and cash equivalents, beginning of period	19,761	13,741

Cash and cash equivalents, end of period	$16,569	$12,440

See accompanying notes to consolidated financial statements.

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

1. Summary of Significant Accounting Policies

(a) Organization

Brooke Corporation (the “Company”) was incorporated under the laws of the State of Kansas in January 1986. The Company’s registered office is located in Overland Park, Kansas. At September 30, 2005, Brooke Holdings, Inc. owned 47% of the Company’s common stock. The Company is primarily a holding company that owns directly, or indirectly through a wholly owned subsidiary, 100% of the stock and ownership interests of all of its subsidiaries. The Company’s business operations are conducted by its subsidiaries and include franchising, franchise and insurance related lending and insurance brokerage.

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

Brooke Credit Corporation, a Kansas corporation, is a licensed finance company that primarily originates loans to insurance related businesses including insurance agencies, financial services practices and funeral homes. Although most of this subsidiary’s loans are made to franchisees, it also makes loans to non-franchised businesses if collateral preservation assistance is provided by Brooke Franchise Corporation. Loans originated by Brooke Credit Corporation are sold on an individual or pooled basis to participating lenders or on a pooled basis to investors.

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

Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Securitization Company 2004A, LLC, Brooke Capital Company, LLC and Brooke Securitization Company V, LLC are the purchasers or anticipated purchaser of Brooke Credit Corporation loans pursuant to a true sale and the issuers or anticipated issuer of certain floating rate asset-backed notes issued pursuant to various agreements. The financial information of these subsidiaries is not consolidated with the Company’s financial information.

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

The following are significant estimates made by management:

•	Amount of future policy cancellations which may result in commission refunds and a corresponding reserve

•	Share of future policy cancellations due from franchisees

•	Amount of allowance for doubtful accounts

•	Share of policy commissions due to franchisees for commissions received by the Company but not yet distributed to franchisees

•	Useful lives of assets

•	Amount of unearned initial franchise fees for Buyers Assistance Plans resulting from services and assistance not yet performed

•	Amount of future insurance claim losses, loss expense, and earned premium percentages

•	The discount, prepayment and credit loss rates used to calculate fair value of interest-only strip receivables, servicing assets and servicing liabilities resulting from loan participation sales

•	The discount, prepayment and credit loss rates used to calculate fair value of securities resulting from asset-backed securitizations

•	Amortization

•	Allocation of payroll and operating expenses associated with the origination and servicing of loans

•	Amount of current and deferred income tax expense and payable

It is at least reasonably possible these estimates will change in the near term.

(c) Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash on hand, cash in banks and short-term investments purchased with a maturity of three months or less to be cash and cash equivalents. Restricted cash is not included in cash equivalents.

(d) Allowance for Doubtful Accounts

Except for the credit loss allowances included in the calculations of retained interests in loans sold, no loss allowances have been made for loans originated by the Company’s finance subsidiary primarily because these loans are typically held for less than one year before sold to investors and, therefore, have a short-term exposure to loss. Additionally, commissions received by the Company’s franchise subsidiary are typically distributed to the finance subsidiary for loan payments prior to distribution of commissions to the franchisee borrower and most other creditors. As a result, the Company’s primary credit exposure more likely results from the collection of franchisees’ account balances than from the collection of loan payments.

The Company estimates that a certain level of accounts receivable, primarily franchisee account balances, will be uncollectible; therefore, an allowance has been recognized for uncollectible amounts. The Company’s franchise subsidiary has established allowances of $723,000 at September 30, 2005 and $575,000 at December 31, 2004, against commission advance amounts owed by franchisees. The Company’s franchise subsidiary regularly assists its franchisees by providing commission advances during months when commissions are less than expected, but expects repayment of all such advances within four months. At September 30, 2005, the amount of allowance was primarily determined after specific analysis of all franchise advances classified as “watch” status.

The following schedule entitled “Valuation and Qualifying Accounts” summarizes the Allowance for Doubtful Accounts activity (in thousands). Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charges to Expenses	Write Offs	Balance at End of Year
Allowance for Doubtful Accounts
Year ended December 31, 2004	$0	$1,757	$(1,182)	$575
Nine months ended September 30, 2005	575	2,850	(2,702)	723

The Company’s brokerage subsidiary has established allowances of $25,000 at September 30, 2005 and $52,000 at December 31, 2004, against amounts owed by agents or insureds. Reserves of $60,000 at September 30, 2005 and $60,000 at December 31, 2004, were established for loan loss coverage on financial guaranty policies issued by DB Indemnity, LTD on loans originated by the Company’s finance subsidiary.

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

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier and revenues are correspondingly reduced. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $1,141,000 at September 30, 2005 and $976,000 at December 31, 2004.

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

Gains on sale of businesses. The Company sometimes negotiates below-market interest rates on the deferred portion of purchase prices paid to business sellers. These interest rate concessions reduce the Company’s carrying value and increase the Company’s gain when sold to franchisees. Although the Company has a continuing obligation to pay the deferred portion of the purchase price when due, it is not obligated to prepay the deferred portion of the purchase price or to otherwise diminish the benefit of the below-market interest rate. Therefore, revenues from gains on sale of businesses resulting from deferred payments to sellers are recognized at closing because the Company has no continuing obligation.

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

(g) Amortizable Intangible Assets

Included in other assets are the unamortized costs of renewal rights (rights to renewal commissions received from insurance policies) purchased by the Company and through subsidiaries (Brooke Life and Health, Inc., The American Agency, Inc., CJD & Associates, L.L.C., T.A.R. Holding Co., Inc. and Texas All Risk General Agency, Inc.) for businesses the Company plans to own and operate for more than one year. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. The rates of amortization of Amortizable Intangible Assets are based on our estimation of the useful lives of the renewal rights of customer and insurance contracts purchased. Amortization was $326,000 and $704,000 for the periods ended September 30, 2005 and 2004, respectively.

The acquisition of renewal rights purchased by the Company or by its subsidiaries for businesses the Company plans to own and operate for less than one year are not classified as Amortizable Intangible Assets (see footnote 1(i)). Recent acquisitions and divestitures of Amortizable Intangible Assets are discussed in footnote 12.

On July 1, 2002, the Company acquired 100% of the outstanding ownership interests of CJD & Associates, L.L.C. and $1,417,000 of the initial purchase price was allocated to renewal rights. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with SFAS 141, “Business Combinations,” any such payments for an increased purchase price will be recorded as Amortizable Intangible Assets when made. Additional payments of the purchase price have been made in the amount of $1,574,000 since the initial purchase.

On August 1, 2002, the Company acquired insurance agency renewal rights operating under the trade name of Bornstein Financial Group for an initial purchase price of $200,000. On August 8, 2003, an additional payment of $100,000 was made and the final total purchase price increased to $300,000 and was recorded as an Amortizable Intangible Asset in accordance with SFAS 141, “Business Combinations.” The Company operates this business asset under Brooke Life and Health, Inc.

On November 30, 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and T.A.R. Holding Co., Inc. T.A.R. Holding Co., Inc. and CJD & Associates, L.L.C. collectively own 100% of the outstanding shares All Risk General Agency, Inc. $1,000,000 of the initial purchase price was allocated to Amortizable Intangible Assets. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with SFAS 141, “Business Combinations,” any such payments for an increased purchase price will be recorded as Amortizable Intangible Assets when made. Additional payments of the purchase price have been made in the amount of $1,158,000 since the initial purchase.

As a result of the acquisition of CJD & Associates, L.L.C. on July 1, 2002, the Company recorded additional Amortizable Intangible Assets of $70,000 (net of accumulated amortization of $125,000).

In February 2003, the Company acquired the rights to the web site “Agencies4Sale.com” for $25,000.

In February 2004, the Company acquired insurance agency renewal rights from Brent and Haeley Mowery for $499,000. This agency was subsequently sold to a franchisee in July 2005 for $499,000 which resulted in a gain on sale of $68,000 from amortization recorded in prior periods.

Subsequent to the initial recording at fair value, the amortizable intangible asset is evaluated and measured annually for impairment. The impairment testing is performed by two different methods of analysis. The first method is a cash flow analysis to determine if there are sufficient operating cash flows. The second method is a fair market value analysis based primarily on comparative sales data. If analysis indicates that operating cash flows are insufficient or the asset’s fair value is less than its book value, then an impairment has occurred and the Company writes down the asset to the estimated fair value. No impairment was recognized for the nine-month and twelve-month periods ended September 30, 2005 and December 31, 2004, respectively.

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

(i) Investment in Businesses

The amount of assets included in the “Investment in Businesses” category is the total of purchase prices paid, or market prices if lower, for business assets, primarily renewal rights, that Brooke Franchise Corporation acquires to hold in inventory for sale to its franchisees. Renewal rights associated with businesses that the Company plans to own and operate for less than one year are considered inventory and are not amortized (see footnote 1(g)) because the residual values of those assets are expected to be the same at the time of sale to franchisees as the time of acquisition by the Company. Typically, the Company acquires and sells the business assets simultaneously. If the assets are not sold simultaneously, then the Company operates the business until sold and records the income and expense associated with the business. The amount of income and expenses associated with inventoried businesses is not considered material by the Company. The number of businesses purchased for this purpose for the nine-month periods ended September 30, 2005 and 2004 was 50 and 36, respectively. Correspondingly, the number of businesses sold from inventory for the nine-month periods ended September 30, 2005 and 2004 was 49 and 32, respectively. At September 30, 2005 and 2004, the “Investment in Businesses” inventory consisted of 3 businesses and 5 businesses, respectively, with fair market values totaling $4,760,000 and $2,269,000, respectively.

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

(l) Deferred Charges

Deferred charges include loan fees paid in 2004 and 2005 to establish and increase a line of credit with DZ BANK AG Deutsche Zentral-Genossenschaftsbank. Associated costs totaled $996,000, of which $696,000 was paid in 2004 to establish the line of credit and $300,000 was paid in 2005 to increase the line of credit, and are amortized over a period ending at the maturity date of the line of credit. Net of amortization, the balance of all such prepaid expenses was $833,000 at September 30, 2005 and $649,000 at December 31, 2004.

Deferred charges also include the costs associated with a public offering of bonds and debentures. Selling expenses, auditor fees, legal costs and filing charges associated with the Company’s public offering of bonds and debentures totaled $615,000 and are amortized over a period ending at the bond and debenture maturities. Net of amortization, the balance of all such prepaid expenses was $139,000 at September 30, 2005 and $190,000 at December 31, 2004.

(m) Equity Rights and Privileges

The holders of the Company’s 2002 and 2002A convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 10% of the liquidation value of such stock per share per annum if determined by the Board of Directors. The holders of 2002 and 2002A convertible preferred stock do not have any voting rights and their conversion rights have expired. In the case of liquidation or dissolution of the Company, the holders of the 2002 and 2002A convertible preferred stock shall be entitled to be paid in full the liquidation value, $25 per share, before the holders of common stock.

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

In the second quarter of 2004, the Company effected the split of its common stock at a ratio of 2-for-1.

In April 2004, the Company’s shareholders approved the reduction of the common stock’s par value from $1.00 to $0.01 per share. The Company’s shareholders also approved an increase in the number of common shares from 9,500,000 to 99,500,000. The common shareholders possess all rights and privileges afforded to capital stock by law, subject to holders of convertible preferred stock.

In August 2005, the Company issued 2,875,000 shares of its common stock through a secondary offering. Priced at $11.50 per share, the gross proceeds of the offering were $33,063,000, with proceeds of $31,161,000 to the Company, before expenses and after underwriter commissions and discounts.

(n) Per Share Data

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the periods ended September 30, 2005 and 2004 were $146,000 and $146,000, respectively.

The prior year comparative average number of shares of common stock has been adjusted to reflect the 2-for-1 stock split in 2004.

(in thousands, except per share data)	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
Basic Earnings Per Share
Net Income	$7,426	$5,216
Less: Preferred Stock Dividends	(146)	(146)

Income Available to Common Stockholders	7,280	5,070
Average Common Stock Shares	10,193	9,357

Basic Earnings Per Share	$0.71	$0.54

	For the nine months ended September 30, 2005		For the nine months ended September 30, 2004
Diluted Earnings Per Share
Net Income		$7,426		$5,216
Less: Preferred Stock Dividends on Non-Convertible Shares		(146)		(146)

Income Available to Common Stockholders		7,280		5,070
Average Common Stock Shares	10,193		9,357
Plus: Assumed Exercise of 418,100 and 568,350 Stock Options	418	10,611	568	9,925

Diluted Earnings Per Share		$0.69		$0.51

(o) Buyers Assistance Plans

As part of its initial services to franchisees, the Company sometimes assists franchisees with the conversion of acquired businesses into its franchise system pursuant to a buyers assistance plan (“BAP”). Substantially all of the BAP services (inspection reports, operations analysis and marketing plan development) are typically provided by the Company before franchise acquisition. However, some BAP related services (advertising and training) are performed during the four months after acquisition and a portion of BAP fees are correspondingly deferred. Unearned Buyer Assistance Plan and other related fees were $371,000 at September 30, 2005 and $410,000 at December 31, 2004.

(p) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries except for the following qualifying special purpose entities: Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Capital Company, LLC, Brooke Securitization Company 2004A, LLC and Brooke Securitization Company V, LLC. These qualifying special purpose entities were formed for the sole purpose of acquiring loans in connection with the securitization of loans. Each is treated as its own separate and distinct entity. Qualifying special purpose entities are specifically excluded from consolidation under FIN 46.

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, these unaudited interim financial statements should be read in conjunction with the Company’s 2004 Form 10-K/A and the 2004 Annual Report to Stockholders. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2005 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

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

(s) Advertising

The Company expenses the costs of advertising as they are incurred. Total advertising expenses for the periods ended September 30, 2005 and 2004 were $3,906,000 and $2,735,000, respectively.

(t) Restricted Cash

Cash payments are made monthly to First National Bank of Phillipsburg as trustee for the Industrial Revenue Bonds. These funds are held by the trustee for payment of semi-annual interest and principal payments to bond holders on January 1st and July 1st. The amount of cash held at First National Bank of Phillipsburg at September 30, 2005 was $40,000 and at December 31, 2004 was $59,000.

The Company holds insurance commissions for the special purpose entity Brooke Acceptance Company LLC for the purpose of making future loan payments and the use of these funds is restricted until the next monthly loan payment is made. The amount of commissions held at September 30, 2005 was $549,000 and at December 31, 2004 was $410,000.

(u) Securities

The carrying values of securities were $27,744,000 at September 30, 2005 and $17,889,000 at December 31, 2004 and consisted primarily of two types of securities: interest-only strip receivables in loan securitizations and retained interests in loan securitizations. These securities are classified as available for sale under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The aggregate carrying values of $27,743,000 at September 30, 2005 and $17,115,000 at December 31, 2004 for the corresponding marketable securities approximates the fair value as calculated by the Company using reasonable assumptions.

Loan securitizations represent the transfer of notes receivable by sale to a bankruptcy-remote special purpose entity that issues asset-backed notes to accredited investors.

The carrying values of the interest-only strip receivable in loan securitizations were $6,125,000 at September 30, 2005 and $3,409,000 at December 31, 2004. The carrying values of retained interests were $21,618,000 at September 30, 2005 and $13,706,000 at December 31, 2004. The amount of unrealized gain on the interest-only strip receivable was $395,000 at September 30, 2005 and $212,000 at December 31, 2004.

When the Company sells notes receivable in securitizations of insurance agency loans, it retains an interest-only strip receivable, a subordinated tranche and cash reserve accounts, all of which are retained interests in the loan securitizations. The amount of gain or loss recorded on the sale of notes receivable in securitizations depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To initially obtain fair value of retained interest resulting from securitization of notes receivable, quoted market prices are used if available. However, quotes are generally not available for such retained interests, so the Company typically estimate fair value based on the present value of future expected cash flows estimated using management’s best estimates of key assumptions, credit losses (0.5% annually), prepayment speed (10% annually) and discount rates (8.5%) commensurate with the risks involved.

Upon the securitization of financial assets, unaffiliated purchasers in the transferred assets obtain full control over the assets and obtain the right to freely pledge or transfer the notes receivable. Servicing associated with the transferred assets is the responsibility of unaffiliated servicing companies, which are compensated directly from cash flows generated from the transferred assets.

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

Subsequent to the initial calculation of the fair value of retained interest, the Company utilizes the same initial fair market calculation methodology to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. Additionally, the Company completes an ongoing analysis of key assumptions used in the fair market value calculation to ensure that such assumptions used in the calculation are viable and based on current and historical prepayment and credit loss trends within similar asset types. Based upon this analysis, the assumptions currently used have not changed since the inception of the securities. Management may make necessary adjustments to key assumptions based on current and historical trends, which may result in an immediate reduction or impairment loss in the fair market value of retained interest. Summarized in footnote 2 to the Company’s consolidated financial statements is a sensitivity analysis or stress test on retained interests to determine the impact of a 10% and 20% variance in key assumptions currently used by management to calculate the fair value of retained interest.

Footnote 2 also contains a table summarizing the principal balances of loans managed by the Company, which includes the subordinate tranche (equity interest in securities balance) within the securitized notes receivable. Included within the table are delinquency and net credit loss trends of managed receivables at September 30, 2005 and December 31, 2004.

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

(w) Other Operating Interest Expense

Operating interest expense includes interest paid by the Company’s finance subsidiary to DZ BANK AG Deutsche Zentral-Genossenschaftsbank on a line of credit loan for the purpose of originating insurance agency loans and is, therefore, an operating expense. The interest expense to DZ BANK AG for the periods ended September 30, 2005 and 2004 was $1,013,000 and $46,000, respectively. The finance subsidiary also paid interest to bondholders until the bonds were called in August 2005 and paid in full. The funds received from the sale of the bonds were for the purpose of originating loans and the associated interest expense is, therefore, an operating expense. Bond interest expenses for the periods ended September 30, 2005 and 2004 were $245,000 and $327,000, respectively. The Company also pays interest to debenture holders. The funds received from the sale of debentures were used by the finance subsidiary to originate loans and the associated interest expense is, therefore, an operating expense. The debenture interest expenses for the periods ended September 30, 2005 and 2004 were $157,000 and $157,000, respectively.

(x) Stock-Based Compensation

The Company has granted stock options to employees of the Company pursuant to its 2001 Compensatory Stock Option Plan. The Company’s net income would have been reduced to $7,250,000 and $5,011,000 for the periods ended September 30, 2005 and 2004, respectively, with the Company’s income per fully diluted share being reduced to $0.67 and $0.49 at September 30, 2005 and 2004, respectively, if the compensation cost for the stock options had been determined based on the fair value at the date of grant pursuant to the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” The Company made the following assumptions when calculating the fair value of the stock option: expected stock volatility of 30%; risk-free interest rate of 5%; and dividend rate of 1%. See footnote 13 for additional disclosures.

(in thousands, except per share data)	For the nine months Ended September 30, 2005	For the nine months Ended September 30, 2004
Net income as reported	$7,426	$5,216
Total stock-based employee compensation cost determined under fair value method for all awards, net of related income tax effects	176	205

Pro forma net income	$7,250	$5,011
Basic earnings per share:
As reported	$0.71	$0.54
Pro forma	0.70	0.52
Diluted earnings per share:
As reported	0.69	0.51
Pro forma	0.67	0.49

(y) Interest-only strip receivable

The aggregate carrying values of interest-only strip receivables were $2,081,000 at September 30, 2005 and $2,484,000 at December 31, 2004. Interest-only strip receivables represent the fair value of an asset resulting from the sale of notes receivable to a participating bank. The amounts of unrealized gains on the interest-only strip receivables were $278,000 at September 30, 2005 and $289,000 at December 31, 2004. The interest-only strip receivables have varying dates of maturities ranging from the third quarter of 2011 to the fourth quarter of 2019.

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

2. Accounts and Notes Receivable

At September 30, 2005 and December 31, 2004, accounts and notes receivable consist of the following:

(in thousands)	September 30, 2005	December 31, 2004
Business loans	$226,700	$158,875
Less: Business loans sold	(164,017)	(124,720)
Commercial real estate loans	33,160	24,509
Less: Real estate loans sold	(24,390)	(16,472)
Loans with subsidiaries	3,562	16,505
Less: Subsidiaries loans sold	(3,562)	(16,505)
Plus: Loan participations not classified as a true sale	17,638	2,452

Total notes receivable, net	89,091	44,644
Interest earned not collected on notes*	1,114	819
Customer receivables	9,558	6,915
Allowance for doubtful accounts	(723)	(575)

Total accounts and notes receivable, net	$99,040	$51,803

*	The Company has a corresponding liability for interest payable to participating lenders in the amounts of $413,000 at September 30, 2005 and $285,000 at December 31, 2004.

Brooke Credit Corporation has loaned money to the Company and other subsidiaries of the Company. These notes receivable have been eliminated in consolidation to the extent the notes receivable have not been sold to an unaffiliated third party. The sale of all or a portion of the intracompany notes receivable to an unaffiliated third party results in a notes payable, as discussed in footnote 4.

Loan participations and loan securitizations represent the transfer of notes receivable, by sale, to “participating” lenders or special purpose entities. The Company receives consideration from the transfer of notes receivable, through retained interest and servicing assets. These transfers are accounted for by the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

The transfers that do not meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as secured borrowings and the balances recorded as both a note receivable asset and participation payable liability. At September 30, 2005 and December 31, 2004, secured borrowings totaled $17,638,000 and $2,452,000, respectively.

Of the notes receivable sold at September 30, 2005 and December 31, 2004, $170,769,000 and $138,740,000, respectively, were accounted for as sales because the transfers meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Purchasers of these notes receivable obtained full control over the transferred assets (i.e. notes receivables) and obtained the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivable. Furthermore, the agreements to transfer assets do not entitle, or obligate, the Company to repurchase or redeem the notes receivable before their maturity except in the event of an uncured breach of warranty.

When the Company sells notes receivable, it generally retains interest and servicing income. Gain or loss on sales of the notes receivable depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest and servicing assets based on their relative fair value at the date of transfer.

On loan participations, the Company is typically paid annual servicing fees ranging from 0.25% to 1.375% of the outstanding loan balance. In those instances whereby annual service fees paid to the Company are less than the minimum cost of servicing, which is estimated at 0.25% of the outstanding balance, a servicing liability is recorded. Additionally, the Company often retains interest income. The Company’s right to interest income is not subordinate to the purchasers’ interests and the Company shares interest income with purchasers on a pro rata basis. Although not subordinate to purchasers’ interests, the Company’s retained interest is subject to credit and prepayment risks on the transferred assets. Additionally, on loan participations sold with recourse, the Company’s retained interest is subject to credit risk on the transferred assets.

On loan securitizations, the Company is typically paid annual servicing fees ranging from 0.10% to 0.25% of the outstanding securitized loan balances. Additionally, the Company often retains interest income. The Company’s right to interest income is subordinate to the investor’s interests. As such, the Company’s retained interest is subject to credit and prepayment risks on the transferred assets.

In April 2003, Brooke Credit Corporation sold $15,825,000 of loans to qualifying special purpose entity Brooke Acceptance Company LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $13,350,000 of asset-backed securities were issued to accredited investors by Brooke Acceptance Company LLC. Brooke Credit Corporation received servicing income of $6,000 and $9,000, respectively, from the primary servicer for the periods ended September 30, 2005 and 2004. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $3,388,000 and $3,502,000, respectively, at September 30, 2005 and December 31, 2004. This security is comprised of retained interest totaling $356,000 and retained equity in the special purchase entity totaling $3,032,000.

In November 2003, Brooke Credit Corporation sold $23,526,000 of loans to qualifying special purpose entity Brooke Captive Credit Company 2003, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $18,500,000 of asset-backed securities were issued to accredited investors by Brooke Captive Credit Company 2003 LLC. Brooke Credit Corporation received servicing income of $9,000 and $13,000, respectively, from the primary servicer for the periods ended September 30, 2005 and 2004. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $6,740,000 and $6,955,000, respectively, at September 30, 2005 and December 31, 2004. This security is comprised of retained interest totaling $769,000 and retained equity in the special purchase entity totaling $5,971,000.

In June 2004, Brooke Credit Corporation sold $24,832,000 of loans to qualifying special purpose entity Brooke Securitization Company 2004A, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $20,000,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company 2004A, LLC. Brooke Credit Corporation received servicing income of $8,000 and $3,000, respectively, from the primary servicer for the periods ended September 30, 2005 and 2004. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $5,368,000 and $6,658,000, respectively, at September 30, 2005 and December 31, 2004. This security is comprised of retained interest totaling $1,661,000 and retained equity in the special purchase entity totaling $3,707,000.

In March 2005, the Company sold $40,993,000 of loans to qualifying special purpose entity Brooke Capital Company, LLC. This sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $32,000,000 of asset-backed securities were issued to accredited investors by Brooke Capital Company, LLC. Brooke Credit Corporation received servicing income of $21,000 from the primary servicer for the period ended September 30, 2005. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivables retained were recorded on the Company’s books as a security with a balance of $12,247,000 at September 30, 2005. This security is comprised of retained interest totaling $3,339,000 and retained equity in the special purchase entity totaling $8,908,000.

At September 30, 2005 and December 31, 2004, the Company had transferred assets with balances totaling $170,769,000 and $138,740,000, respectively. Asset transfers resulted in pre-tax gains for the periods ended September 30, 2005 and 2004 of $2,551,000 and $1,823,000, respectively.

The fair value of retained interest is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following table. The fair value of the retained interest is also reduced by the amount of estimated credit losses on loans sold with recourse and loans sold in securitizations, which are calculated using the estimated credit loss percentage noted in the following table. At September 30, 2005 and December 31, 2004, the fair value of retained interest recorded by the Company was $8,206,000 and $5,893,000, respectively. Of the totals at September 30, 2005, $2,081,000 was listed as interest-only strip receivable on the Company’s balance sheet and $6,125,000 in retained interest carried in the Company’s securities. Of the totals at December 31, 2004, $2,484,000 was listed as interest-only strip receivable on the Company’s balance sheet and $3,409,000 in retained interest carried in the Company’s securities.

Of the business and real estate loans at September 30, 2005 and December 31, 2004, $5,306,000 and $3,733,000, respectively, in loans were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. At September 30, 2005, all such recourse loans: a) had no balances more than 60 days past due; b) had adequate collateral; and c) were not in default.

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

The value of the “Servicing Asset” is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the following table. At September 30, 2005 and December 31, 2004, the value of the servicing asset recorded by the Company was $2,691,000 and $2,909,000, respectively. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income.

The value of the “Servicing Liability” is calculated by estimating the net present value of net servicing expense on loans sold using the discount rate and prepayment speeds noted in the following table. At September 30, 2005 and December 31, 2004, the value of the servicing liability recorded by the Company was $35,000 and $39,000, respectively.

The predominant risk characteristics of the underlying loans of the Company’s retained interest and servicing assets have been analyzed by management to identify how to stratify these assets for the purpose of evaluating and measuring impairment. The underlying loans are very similar in virtually all respects; however management has concluded that those underlying loans with adjustable interest rates should be evaluated separately from loans with fixed interest rates. Accordingly, different key economic assumptions have been used when determining the fair value of retained interest and servicing assets resulted from fixed-rate loans than have been used for adjustable rate loans. No valuation allowance has been established because the fair value for the adjustable rate loan stratum is not less than the carrying amount of the servicing assets.

Although substantially all of the Company’s loans are adjustable, a discount rate has been applied to reflect the net present value of future revenue streams. As such, changes in the net present value rate, or discount rate, resulting from interest rate variations, could adversely affect the asset’s fair value.

Impairment of retained interest and servicing asset are evaluated and measured annually. The impairment testing is performed by taking the current interest and servicing revenue stream and valuing the new revenue stream with the same assumptions as were used in the initial recording of the assets. The new revenue stream is based on the loan balances at the date the impairment test is completed which will include all prepayments on loans and any credit losses for those loans. The new discounted revenue stream is then compared to the carrying value on the Company’s books and if the new value is greater than the value on the books no impairment has occurred. If the new discounted revenue stream is less than the value on the books an impairment has occurred and the Company would write the asset down to the new discounted revenue stream. No impairment was recognized in the periods ended September 30, 2005 and December 31, 2004.

At September 30, 2005, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year were as follows (rates per annum):

	Business Loans (Adjustable Rate Stratum)*	Business Loans (Fixed-Rate Stratum)
Prepayment speed	10.00%	8.00%
Weighted average life (months)	142	49
Expected credit losses	0.50%	0.21%
Discount rate	8.50%	8.50%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans made prior to the third quarter of 2004, the rate is adjusted annually on December 31st. Beginning in the third quarter of 2004, contract terms on new loans are adjusted monthly or daily to an index as noted above.

At September 30, 2005, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(in thousands except percentages)	Business Loans (Adjustable Rate Stratum)	Business Loans (Fixed-Rate Stratum)
Prepayment speed (annual rate)	10.00%	8.00%
Impact on fair value of 10% adverse change	(274)	(1)
Impact on fair value of 20% adverse change	(534)	(1)
Expected credit losses (annual rate)	0.50%	0.21%
Impact on fair value of 10% adverse change	(113)	(1)
Impact on fair value of 20% adverse change	(226)	(1)
Discount rate (annual)	8.50%	8.50%
Impact on fair value of 10% adverse change	(371)	(1)
Impact on fair value of 20% adverse change	(700)	(2)

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interests and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interests and servicing assets on loans sold totaling $170,769,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interests in loans sold with recourse to participating lenders and loans sold in securitizations.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Servicing Asset

	Adjustable Rate Stratum		Fixed-Rate Stratum
(in thousands)	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$4,533	$4,390	$94	$94
Servicing expense	(887)	(856)	(86)	(85)
Discount of estimated cash flows at 8.5% rate	(1,024)	(975)	(6)	(7)

Carrying value of servicing asset after effect of increases	2,622	2,559	2	2
Carrying value of servicing asset before effect of increases	2,689	2,689	2	2

Decrease of carrying value due to increase in prepayments	$(67)	$(130)	$—	$—

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Adjustable Rate Stratum		Fixed-Rate Stratum
(in thousands)	10% Prepayment Increase	20% Prepayment Increase	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$13,571	$13,199	$147	$146
Estimated credit losses	(1,459)	(1,413)	(2)	(2)
Discount of estimated cash flows at 8.5% rate	(4,253)	(4,124)	(7)	(6)

Carrying value of retained interests after effect of increases	7,859	7,662	138	138
Carrying value of retained interests before effect of increases	8,066	8,066	139	139

Decrease of carrying value due to increase in prepayments	$(207)	$(404)	$(1)	$(1)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Adjustable Rate Stratum		Fixed-Rate Stratum
(in thousands)	10% Credit Loss Increase	20% Credit Loss Increase	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$13,967	$13,967	$148	$148
Estimated credit losses	(1,654)	(1,804)	(2)	(2)
Discount of estimated cash flows at 8.5% rate	(4,360)	(4,323)	(8)	(8)

Carrying value of retained interests after effect of increases	7,953	7,840	138	138
Carrying value of retained interests before effect of increases	8,066	8,066	139	139

Decrease of carrying value due to increase in credit losses	$(113)	$(226)	$(1)	$(1)

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Adjustable Rate Stratum		Fixed-Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$4,685	$4,685	$95	$95
Servicing expense	(920)	(920)	(87)	(87)
Discount of estimated cash flows	(1,175)	(1,256)	(6)	(6)

Carrying value of servicing asset after effect of increases	2,590	2,509	2	2
Carrying value of servicing asset before effect of increases	2,689	2,689	2	2

Decrease of carrying value due to increase in discount rate	$(99)	$(180)	$—	$—

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Adjustable Rate Stratum		Fixed-Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$13,967	$13,967	$148	$148
Estimated credit losses	(1,505)	(1,505)	(2)	(2)
Discount of estimated cash flows	(4,668)	(4,916)	(8)	(9)

Carrying value of retained interests after effect of increases	7,794	7,546	138	137
Carrying value of retained interests before effect of increases	8,066	8,066	139	139

Decrease of carrying value due to increase in discount rate	$(272)	$(520)	$(1)	$(2)

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

	Recourse & Securitized Loans Sold in
	2005	2004	2003
Actual & Projected Credit Losses (%) at:
September 30, 2005	0%	0%	0%
December 31, 2004		0	0
December 31, 2003			0

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse, unsold, or inventoried, loans and the equity interest carried in securities balance at and for the periods ended September 30, 2005 and December 31, 2004:

(in thousands)	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses**
	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004	September 30, 2005	December 31, 2004
Type of Loan
Participations sold with recourse	$5,306	$3,733	$0	$0	$0	$0
Inventory loans	89,091	44,644	496	135	13	0
Equity interest in securities balance	21,618	13,706	0	0	0	0

Total loans managed	$116,015	$62,083	$496	$135	$13	$0

*	Loans 60 days or more past due are based on end of period total loans

**	Net credit losses are charge-offs and are based on total loans outstanding

3. Property and Equipment

A summary of property and equipment and depreciation is as follows:

(in thousands)	September 30, 2005	December 31, 2004
Furniture	$1,602	$1,311
Office and computer equipment	2,287	2,285
Automobiles and airplanes	1,367	1,169
Building and leasehold improvements	1,802	1,514
Land	417	417

	7,475	6,696
Less: Accumulated depreciation	(2,657)	(2,180)

Property and equipment, net	$4,818	$4,516

Depreciation expense	$636	$629

4. Bank Loans, Notes Payable, and Other Long-Term Obligations

(in thousands)	September 30, 2005	December 31, 2004
Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 8.25%. Interest rates on these notes range from 4.00% to 7.00% and maturities range from October 2005 to September 2015.	$25,591	$20,980
Line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit due October 2005. Interest rate is variable and was at 8.75% at September 30, 2005, with interest and principal due monthly.	2,729	3,005
DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit. Maximum line of credit available of $80,000,000. Collateralized by notes receivable. Line of credit due August 2009. Interest rate is variable and was at 3.84% at September 30, 2005, with interest due monthly.	40,652	24,092
Company debt with banks. These notes are payable to banks and collateralized by various assets of the Company. Interest rates on these notes range from 6.75% to 10.25%. Maturities range from April 2006 to October 2017.	16,024	24,780
Company automobile notes payable. The Company uses Chrysler Credit Corporation to finance the Company fleet. These loans are collateralized by the automobiles financed. The interest rates range from 5.75% to 7.65%. Maturities range from November 2005 to March 2008.	216	236

Total bank loans and notes payable	85,212	73,093
Bonds and debentures payable and capital lease obligation (See footnotes 5 and 6)	3,004	7,389

Total bank loans, notes payable and other long-term obligations	88,216	80,482
Less: Current maturities and short-term debt	(62,574)	(43,092)

Total long-term debt	$25,642	$37,390

Seller notes payable are typically the deferred portion of purchase prices paid by the Company to acquire insurance agencies for resale by the Company to franchisees. Seller notes payable are secured by a collateral interest in the insurance policy renewal rights purchased by the Company. Sellers typically agree that their security interests are subordinate to Brooke Credit’s security interests in the renewal rights of the agency, which also collateralize the loans made by Brooke Credit to franchisees. The renewal rights associated with the collateral interests of seller notes payable had estimated annual commissions of $40,428,000 and $35,192,000, respectively, at September 30, 2005 and December 31, 2004.

None of the Amortizable Intangible Assets described in footnote 1(g) and none of the Acquisitions and Divestitures described in footnote 12 were financed with seller note payables at September 30, 2005.

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

Interest incurred on bank loans, notes payable and other long-term obligations for the periods ended September 30, 2005 and 2004 was $4,252,000 and $2,119,000, respectively.

Short-term debt represents the DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit, the line of credit listed in the preceding table and non-cash investing transactions utilized to purchase business assets.

Bank loans, notes payable and other long-term obligations mature as follows:

Twelve Months Ended September 30 (in thousands)	Bank Loans & Notes Payable	Capital Lease	Debentures Payable	Total
2006	$61,425	$80	$1,069	$62,574
2007	11,357	80	—	11,437
2008	4,375	90	1,340	5,805
2009	2,794	90	—	2,884
2010	2,154	100	—	2,254
Thereafter	3,107	155	—	3,262

	$85,212	$595	$2,409	$88,216

5. Long-Term Debt, Bonds Payable

Brooke Credit Corporation offered secured bonds (series 2000F) for sale to the public in $5,000 denominations. The bonds were issued in registered form with interest payable semi-annually on January 1st and July 1st of each year. Holders of series 2000F bonds representing $4,315,000 in principal value elected to modify the terms of their bonds by extending the maturity date to July 1, 2006 and permitting the bonds to be called by Brooke Credit Corporation during the period from the original maturity date to the extended maturity date. These bonds were called during August 2005 and paid in full. Holders of series 2000F bonds representing the remaining $705,000 in principal value elected not to modify the terms of their bonds and were paid in full at original maturity. In connection with the bonds, Brooke Credit Corporation covenanted not to incur debt or obligations superior to its obligations to bondholders or pay dividends to shareholders.

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

At September 30, 2005 and December 31, 2004, the bonds and debentures payable consist of:

Series (in thousands)	Rate	Maturity	Principal Value at September 30, 2005	Principal Value at December 31, 2004
2000F Bonds	9.125%	Jul 1, 2006	0	4,315
Series A Debentures	8.000%	Dec 1, 2005	1,069	1,069
Series B Debentures	9.250%	Dec 1, 2007	1,340	1,340

Total			$2,409	$6,724

Interest payable was $70,000 and $214,000 at September 30, 2005 and December 31, 2004, respectively.

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

Future capital lease payments and long-term operating lease payments are as follows:

Twelve Months Ended September 30 (in thousands)	Capital Real Estate	Operating Real Estate	Total
2006	$123	$2,934	$3,057
2007	117	2,734	2,851
2008	121	1,958	2,079
2009	115	733	848
2010	118	423	541
2011	110	39	149
2012 and thereafter	57	—	57

Total minimum lease payments	761	$8,821	$9,582

Less amount representing interest	(166)

		2004
Total obligations under capital leases	595	$665
Less current maturities of obligations under capital leases	(80)	(70)

Obligations under capital leases payable after one year	$515	$595

7. Income Taxes

Net income tax expense is the tax calculated for the year based on the Company’s estimated effective tax rate plus the change in deferred income taxes during the year. The elements of income tax expense are as follows:

	For the nine months ended
(in thousands)	September 30, 2005	September 30, 2004
Current	$3,318	$2,592
Deferred	846	—

	$4,164	$2,592

For the period ended September 30, 2005, income of $632,000 was earned in Bermuda and is excluded from the U.S. Federal Tax. Under current Bermuda law, DB Indemnity, LTD and DB Group, LTD are not required to pay any taxes in Bermuda on either income or capital gains. They have received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed they will be exempted from taxation until March 28, 2016.

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	September 30, 2005	September 30, 2004
U.S. federal statutory tax rate	35%	34%
State statutory tax rate	4	4
Miscellaneous	(3)	(5)

Effective tax rate	36%	33%

Reconciliation of income tax receivable:

(in thousands)	September 30, 2005	December 31, 2004
Income tax receivable - Beginning Balance, January 1	—	—
Income tax payments over current tax liability	2,424	—

Income tax receivable - Ending Balance	2,424	—

Reconciliation of deferred tax liability:

(in thousands)	September 30, 2005	December 31, 2004
Deferred income tax liability-Beginning Balance, January 1	$481	$189
Accumulated other comprehensive income, unrealized gain on interest-only strip receivables	105	69
Accelerated tax depreciation	11	223
Gain on sale of notes receivable	3,309	—

Deferred income tax liability-Ending Balance	3,906	$481

(in thousands)	September 30, 2005	December 31, 2004
Deferred income tax liability-Current	$1,038	$258
Deferred income tax liability-Long-term	2,868	223

Deferred income tax liability-Total	$3,906	$481

Deferred tax liabilities were recorded to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.

8. Employee Benefit Plans

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for periods ended September 30, 2005 and 2004.

9. Concentration of Credit Risk

The Company maintains cash balances at several banks. At September 30, 2005, the Company had account balances of $11,346,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

The Company sells participation interests in loans to numerous banks and finance companies. At September 30, 2005, the Company had sold participation interests in loans totaling $35,221,000 to one financial institution. This represents 31% of the participation interests sold at September 30, 2005, excluding loans sold for securitization.

10. Segment Information

The Company’s three reportable segments as of and for the periods ended September 30, 2005 and 2004 consisted of its Franchise Services Business, Insurance Brokerage Business and its Lending (formerly Facilitator) Services Business. The Company includes all initial franchise fees for basic services, initial franchise fees for buyers assistance plans and seller related fees in its Franchise Services Business segment instead of the Lending Services Business segment because the associated activities are an integral part of franchise services.

The Franchise Services Business segment includes the sale of insurance, financial, funeral and credit services on a retail basis through franchisees. The Insurance Brokerage Business segment includes the sale of hard-to-place and niche insurance policies on a wholesale basis and the ownership of offshore insurance companies. The Lending Services Business segment includes the solicitation, underwriting, origination, sale and servicing of loans. The results of each segment are separately audited and the segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company assesses administrative fees to each business segment for legal, corporate and administrative services. Administrative fees for Franchise Services, Lending Services and Insurance Brokerage for the nine-month period ended September 30, 2005 totaled $3,825,000, $1,350,000 and $90,000, respectively, and for the nine-month period ended September 30, 2004 totaled $3,825,000, $675,000 and $45,000, respectively. Administrative fees are reported as an expense for the individual business segment and reported as “other operating expenses” in the reconciliation of the segment totals to the related consolidated totals. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “other operating expenses”.

The tables below reflect summarized financial information concerning the Company’s reportable segments for the three month and nine-month periods ended September 30, 2005 and 2004:

For the three months ended September 30, 2005 (in thousands)	Franchise Services Business	Insurance Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$19,991	$1,866	$—	$—	$—	$21,857
Policy fee income	—	494	—	—	—	494
Insurance premiums earned	—	333	—	—	—	333
Interest income	36	70	2,974	34	(193)	2,921
Gain on sale of notes receivable	—	—	(359)	—	19	(340)
Seller consulting fees	1,704	—	—	—	—	1,704
Initial franchise fees for basic services	5,125	—	—	—	—	5,125
Initial franchise fees for buyers assistance plans	4,149	—	—	—	—	4,149
Gain on sale of businesses	617	—	—	2	—	619
Other income	225	57	63	12	(134)	223
Total Operating Revenues	31,847	2,820	2,678	48	(308)	37,085
Interest expense	427	84	952	424	(193)	1,694
Commissions expense	16,636	802	—	—	—	17,438
Payroll expense	4,990	1,017	276	893	—	7,176
Insurance loss and loss expense incurred	—	—	—	—	—	—
Depreciation and amortization	23	160	284	198	5	670
Other operating expenses	7,037	530	322	1,140	(1,889)	7,140
Income Before Income Taxes	2,734	227	844	(2,607)	1,769	2,967
Segment assets	60,774	16,272	129,230	50,946	(86,580)	170,642
Expenditures for segment assets	10,984	6	—	40	—	11,030

For the three months ended September 30, 2004 (in thousands)	Franchise Services Business	Insurance Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$13,896	$1,633	$—	$—	$—	$15,529
Policy fee income	—	645	—	—	—	645
Insurance premiums earned	—	2	—	—	—	2
Interest income	9	16	1,473	—	(216)	1,282
Gain on sale of notes receivable	—	—	(125)	—	—	(125)
Seller consulting fees	1,183	—	—	—	—	1,183
Initial franchise fees for basic services	2,970	—	—	—	—	2,970
Initial franchise fees for buyers assistance plans	1,848	—	—	—	—	1,848
Gain on sale of businesses	2,755	—	—	—	—	2,755
Other income	34	34	13	—	—	81
Total Operating Revenues	22,695	2,330	1,361	—	(216)	26,170
Interest expense	436	82	323	236	(216)	861
Commissions expense	11,602	794	—	—	—	12,396
Payroll expense	3,106	820	372	1,120	—	5,418
Insurance loss and loss expense incurred	—	(17)	—	—	—	(17)
Depreciation and amortization	195	75	229	151	—	650
Other operating expenses	4,468	505	282	979	(1,515)	4,719
Income Before Income Taxes	2,888	71	155	(2,486)	1,515	2,143
Segment assets	49,040	15,206	79,003	26,214	(64,581)	104,882
Expenditures for segment assets	7,890	40	—	299	—	8,229

For the nine months ended September 30, 2005 (in thousands)	Franchise Services Business	Insurance Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$60,467	$5,332	$—	$—	$—	$65,799
Policy fee income	—	1,287	—	—	—	1,287
Insurance premiums earned	—	556	—	—	(3)	553
Interest income	96	172	7,291	34	(561)	7,032
Gain on sale of notes receivable	—	—	2,521	—	30	2,551
Seller consulting fees	4,206	—	—	—	—	4,206
Initial franchise fees for basic services	13,250	—	—	—	—	13,250
Initial franchise fees for buyers assistance plans	9,405	—	—	—	—	9,405
Gain on sale of businesses	1,476	—	—	—	—	1,476
Other income	631	178	262	12	(510)	573
Total Operating Revenues	89,531	7,525	10,074	46	(1,044)	106,132
Interest expense	1,086	254	2,187	1,286	(561)	4,252
Commissions expense	47,183	2,211	—	—	—	49,394
Payroll expense	14,530	2,951	1,116	2,528	—	21,125
Insurance loss and loss expense incurred	—	—	—	—	—	—
Depreciation and amortization	(33)	431	836	563	10	1,807
Other operating expenses	17,249	1,599	1,428	3,467	(5,779)	17,964
Income Before Income Taxes	9,516	79	4,507	(7,798)	5,286	11,590
Segment assets	60,774	16,272	129,230	50,946	(86,580)	170,642
Expenditures for segment assets	21,507	7	9,043	771	—	31,328

For the nine months ended September 30, 2004 (in thousands)	Franchise Services Business	Insurance Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$41,923	$4,795	$—	$—	$—	$46,718
Policy fee income	—	1,523	—	—	—	1,523
Insurance premiums earned	—	270	—	—	—	270
Interest income	22	28	3,884	—	(775)	3,159
Gain on sale of notes receivable	—	—	1,823	—	—	1,823
Seller consulting fees	3,911	—	—	—	—	3,911
Initial franchise fees for basic services	6,155	—	—	—	—	6,155
Initial franchise fees for buyers assistance plans	5,138	—	—	—	—	5,138
Gain on sale of businesses	3,157	—	—	—	—	3,157
Other income	60	125	28	—	—	213
Total Operating Revenues	60,366	6,741	5,735	—	(775)	72,067
Interest expense	981	402	802	709	(775)	2,119
Commissions expense	33,528	2,218	—	—	—	35,746
Payroll expense	7,474	2,540	1,114	3,217	—	14,345
Insurance loss and loss expense incurred	—	13	—	—	—	13
Depreciation and amortization	386	227	675	454	—	1,742
Other operating expenses	10,371	1,353	560	2,555	(4,545)	10,294
Income Before Income Taxes	7,626	(12)	2,584	(6,935)	4,545	7,808
Segment assets	49,040	15,206	79,003	26,214	(64,581)	104,882
Expenditures for segment assets	19,998	51	4,882	673	—	25,604

11. Related Party Information

Robert D. Orr, CEO of Brooke Corporation, and Leland G. Orr, CFO of Brooke Corporation, own a controlling interest in Brooke Holdings, Inc. which owned 47% of the Company’s common stock at September 30, 2005.

Brooke Holdings, Inc., Robert D. Orr, Leland G. Orr, Anita F. Larson, Shawn T. Lowry, Michael S. Lowry and Kyle L. Garst have agreed to vote their shares of the Company’s common stock together and, as a group, they beneficially owned 6,568,626 shares, or 53%, of the Company’s common stock at September 30, 2005.

Shawn T. Lowry, President of Brooke Franchise Corporation, and Michael S. Lowry, President of Brooke Credit Corporation, are the co-members of First Financial Group, L.C. In June 2001, First Financial Group, L.C. guaranteed 65% of a Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas and received a 15% profit interest in Palmer, L.L.C. as consideration. The loan was originated on June 1, 2001 and is scheduled to mature on September 1, 2011. At September 30, 2005, all but $14,000 of the entire loan principal balance of $587,000 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $316,000, of which $302,000 is the recourse obligation by Brooke Credit Corporation on a loan participation balance.

Kyle L. Garst, Senior Vice President of Brooke Franchise Corporation, is the sole manager and sole member of American Financial Group, L.L.C. In October 2001, First Financial Group, L.C. and American Financial Group, L.L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.5% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014. At September 30, 2005, the entire loan principal balance of $349,000 had been sold to unaffiliated lenders. The Company’s exposure to loss on this loan is limited to a recourse obligation by Brooke Credit Corporation on $240,000 of the loan participation balances.

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

Anita K. Lowry is the sister of Robert D. Orr and Leland G. Orr and the mother of Shawn T. Lowry and Michael S. Lowry and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. The Company and American Heritage Agency, Inc. entered into a franchise agreement in February 1999 pursuant to which American Heritage Agency, Inc. participates in the Company’s franchise program. At September 30, 2005, Brooke Credit Corporation had four loans outstanding to American Heritage Agency with total principal balances of $549,000, of which balances of $479,000 were sold to unaffiliated lenders. Such loans were made on substantially the same terms and conditions as provided to other franchisees and are scheduled to mature on June 15, 2016. The Company’s exposure to loss equals the retained principal balances of $70,000.

12. Acquisitions and Divestitures

In November 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and T.A.R. Holding Co., Inc. for an initial purchase price of $1,000,000. All of the initial purchase price has been allocated to Amortizable Intangible Assets as disclosed in footnote 1 (g). The sellers are entitled to an increase of the initial purchase price equal to 25% of Texas All Risk’s monthly net revenues during the contingency period of November 2004 to October 2008. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 28 of SFAS 141, “Business Combinations,” the payment is to be recorded as an asset when made. Additional payments of the purchase price have been made in the amount of $1,158,000 since the initial purchase. Texas All Risk offers hard-to-place and niche insurance as a wholesaler under the trade names of Texas All Risk General Agency and All Risk General Agency.

In February 2004, the Company acquired insurance agency assets from Brent and Haeley Mowery for a total purchase price of $499,000. This agency was subsequently sold to a franchisee in July 2005 for $499,000 which resulted in a gain on sale of $68,000 from amortization recorded in prior periods.

In July 2002, the Company acquired 100% of the outstanding ownership interest of CJD & Associates, L.L.C. for an initial purchase price of $2,025,000. A portion of the initial purchase price has been allocated to Amortizable Intangible Assets as disclosed in footnote 1 (g). The sellers are entitled to an increase of the initial purchase price equal to 30% of CJD & Associates monthly net revenues during the contingency period of September 1, 2003 to September 1, 2007. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 28 of SFAS 141, “Business Combinations,” the payment is to be recorded as an asset when made. Additional payments of the purchase price have been made in the amount of $1,574,000 since the initial purchase. CJD & Associates, L.L.C. offers hard-to-place and niche insurance as a wholesaler under the trade name of Davidson Babcock.

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

13. Stock-Based Compensation

The Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS 123, “Accounting for Stock-Based Compensation.” The earnings per share has been adjusted to reflect the 2-for-1 stock split in 2004.

(in thousands, except per share data)	2005	2004
Net income:
As reported	$7,426	$5,216
Pro forma	7,250	5,011
Basic earnings per share:
As reported	$0.71	$0.54
Pro forma	0.70	0.52
Diluted earnings per share:
As reported	0.69	0.51
Pro forma	0.67	0.49

The fair value of the options granted for the periods ended September 30, 2005 and 2004 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

	2005	2004
Expected term	5.6	2.0
Expected stock volatility	30%	30%
Risk-free interest rate	5%	5%
Dividend	1%	1%
Fair value per share	$0.85	$0.59

The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under a shareholder-approved plan. Pursuant to resolutions dated February 18, 2003 and April 22, 2004, the Compensation Committee of the Board of Directors adjusted the number of shares authorized for issuance under the 2001 Compensatory Stock Option Plan pursuant to the anti-dilution provisions of the Plan. Accordingly, at September 30, 2005, the Brooke Corporation 2001 Compensatory Stock Option Plan authorizes the issuance of up to 1,080,000 shares of the Company’s common stock for use in paying incentive compensation awards in the form of stock options. Unless otherwise required by law, the options are granted at fair value at the date of grant and, except for stock options awarded to selected officers, directors and employees, generally have become partially exercisable immediately. The options expire one to ten years from the date of grant. At September 30, 2005, there were 404,240 additional shares available for granting stock options under the stock plan.

	Shares Under Option	Weighted Average Exercise Price
Outstanding January 1, 2005	562,550	$3.07
Granted	24,400	23.49
Exercised	(154,830)	3.89
Relinquished	(8,620)	15.74
Terminated and expired	(5,400)	5.00

Outstanding, September 30, 2005	418,100	$3.67

	Shares Under Option	Weighted Average Exercise Price
Outstanding January 1, 2004	643,440	$2.84
Granted	16,000	—
Exercised	(45,670)	2.09
Relinquished	—	—
Terminated and expired	(45,420)	2.09

Outstanding, September 30, 2004	568,350	$3.08

194,560 options to purchase shares were exercisable at September 30, 2005. The following table summarizes information concerning outstanding and exercisable options at September 30, 2005.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.21 – $23.49	418,100	5.67	$3.67	194,560	$3.10

14. Intangible Assets

There are no intangible assets with indefinite useful lives at September 30, 2005 and December 31, 2004. The intangible assets with definite useful lives have a value of $8,058,000 and $7,880,000 at September 30, 2005 and December 31, 2004, respectively. Of these assets $2,691,000 and $2,909,000 are recorded as a servicing asset on the balance sheet. The remaining assets are included in “Other Assets” on the balance sheet. Amortization expense was $1,171,000 and $1,380,000 for the nine-month periods ended September 30, 2005 and 2004, respectively.

Amortization expense for amortizable intangible assets for the twelve-month periods ended September 30, 2006, 2007, 2008, 2009 and 2010 is estimated to be $1,561,000, $1,374,000, $1,101,000, $909,000, and $783,000, respectively.

15. Supplemental Cash Flow Disclosures

	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
Supplemental disclosures: (in thousands)
Cash paid for interest	$3,255	$1,296

Cash paid for income tax	$4,624	$2,792

Business inventory increased from December 31, 2004 to September 30, 2005 and was unchanged from December 31, 2003 to September 30, 2004. During the periods ended September 30, 2005 and 2004, the statements of cash flows reflect the purchase of businesses into inventory totaling $20,238,000 and $13,721,000, respectively, and the sale of businesses from inventory totaling $30,819,000 and $21,010,000, respectively. During the periods ended September 30, 2005 and 2004, net cash of $10,581,000 and $7,289,000, respectively, was provided by the Company’s business inventory activities because $14,319,000 and $9,191,000, respectively, of the purchase price of business inventory was financed by sellers.

(in thousands)	For the nine months ended September 30, 2005	For the nine months ended September 30, 2004
Purchase of business inventory	$(20,238)	$(13,721)
Sale of business inventory	30,819	21,010

Net cash provided from sale of business inventory	10,581	7,289
Cash provided by sellers of business inventory	(14,319)	(9,191)

(Increase) decrease in inventory on balance sheet	$(3,738)	$(1,902)

16. Statutory Requirements

DB Indemnity, LTD is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $120,000, a percentage of outstanding losses or a given fraction of net written premiums. At September 30, 2005, the Company was required to maintain a statutory capital and surplus of $120,000. Actual statutory capital and surplus was $1,666,000 and $1,053,000 at September 30, 2005 and December 31, 2004, respectively. Of the actual statutory capital, $120,000 and $120,000 was fully paid up share capital, and, accordingly, all of the retained earnings and contributed surplus were available for payment of dividends to shareholders.

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

DB Indemnity, LTD was required to maintain relevant assets of at least $723,000 and $553,000 at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005 and December 31, 2004, relevant assets were $2,629,000 and $1,790,000, respectively. The minimum liquidity ratio was, therefore, met.

DB Group, LTD is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $1,000,000, a percentage of outstanding losses or a given fraction of net written premiums. At September 30, 2005, the Company was required to maintain a statutory capital and surplus of $1,000,000. Actual statutory capital and surplus was $1,050,000 and $1,035,000 at September 30, 2005 and December 31, 2004, respectively. Of the actual statutory capital $1,102,000 and $1,102,000 was fully paid up share capital and contributed surplus, and, accordingly, all of the retained earnings were available for payment of dividends to shareholders.

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

DB Group, LTD was required to maintain relevant assets of at least $1,000 and $1,000 at September 30, 2005, and December 31, 2004, respectively. At September 30, 2005 and December 31, 2004, relevant assets were $1,052,000 and $1,036,000, respectively. The minimum liquidity ratio was, therefore, met.

17. Contingencies

In July 2002, the Company entered into an agreement to purchase CJD & Associates, L.L.C. The sellers are entitled to an increase of the initial purchase price equal to 30% of CJD & Associates’ monthly net revenues during the contingency period of September 1, 2003 to September 1, 2007. Additional payments of the purchase price have been made in the amount of $1,574,000 since the initial purchase. Based on historical trends, the Company estimates additional payments to the sellers of $79,000 in 2005 and $761,000 and $583,000 in the fiscal years 2006 and 2007, respectively.

In November 2003, CJD & Associates, L.L.C. entered into an agreement to purchase Texas All Risk General Agency, Inc. and T.A.R. Holding Co., Inc. T.A.R. Holding Co., Inc. and CJD & Associates, L.L.C. collectively own 100% of the outstanding shares All Risk General Agency, Inc. The sellers are entitled to an increase of the initial purchase price equal to 25% of Texas All Risk’s monthly net revenues during the contingency period of November 2004 to October 2008. Additional payments of the purchase price have been made in the amount of $1,158,000 since the initial purchase. Based on historical trends, the Company estimates additional payments to the sellers of $118,000 in 2005 and $926,000, $1,065,000 and $1,122,000 in the fiscal years 2006, 2007 and 2008, respectively.

Brooke Franchise is currently a party to one agreement pursuant to which, after September 30, 2005, it is obligated to acquire business assets for its inventory for a total purchase price of $959,000.

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

Amounts in this section have been rounded to the nearest thousand, except percentages, ratios, per share data, numbers of franchise locations and numbers of businesses. Unless otherwise indicated, or unless the context otherwise requires, references to years in this section mean our fiscal years ended December 31.

Forward-Looking Information

We caution you that this report on Form 10-Q for the quarter and nine month period ended September 30, 2005 includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Among other things, these statements relate to our financial condition, results of operations and business. These forward-looking statements are generally identified by the words or phrases “would be,” “will allow,” “expect to,” “intend to,” “will continue,” “is anticipated,” “estimate,” “plan,” “may,” “believe,” “implement,” “build,” “project” or similar expressions and references to strategies or plans.

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

Results of Operations

Our consolidated results of operations have been significantly impacted by our expansion of territory and personnel in recent years. The following table shows income and expenses (in thousands, except percentages and per share data) for the three months and nine months ended September 30, 2005 and 2004, and the percentage change from period to period.

	Three months ended September 30, 2005	Three months ended September 30, 2004	2005 % increase (decrease) over 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004	2005 % increase (decrease) over 2004
REVENUES
Insurance commissions	$21,857	$15,529	41%	$65,799	$46,718	41%
Interest income (net)	2,921	1,282	128	7,032	3,159	123
Seller consulting fees	1,704	1,183	44	4,206	3,911	8
Gain on sale of businesses	619	2,755	(78)	1,476	3,157	(53)
Initial franchise fees for basic services	5,125	2,970	73	13,250	6,155	115
Initial franchise fees for buyers assistance plans	4,149	1,848	125	9,405	5,138	83
Gain on sale of notes receivable	(340)	(125)	(172)	2,551	1,823	40
Insurance premiums earned	333	2	16,550	553	270	105
Policy fee income	494	645	(23)	1,287	1,523	(16)
Other income	223	81	175	573	213	169

Total Operating Revenues	37,085	26,170	42	106,132	72,067	47
EXPENSES
Commission expense	17,438	12,396	41	49,394	35,746	38
Payroll expenses	7,176	5,418	32	21,125	14,345	47
Depreciation and amortization expense	670	650	3	1,807	1,742	4
Insurance loss and loss expense incurred	—	(17)	—	—	13	(100)
Other operating expenses	7,140	4,719	51	17,964	10,294	75
Other operating interest expense	657	196	235	1,415	530	167

Total Operating Expenses	33,081	23,362	42	91,705	62,670	46
Income from operations	4,004	2,808	43	14,427	9,397	54
Interest expense	1,037	665	56	2,837	1,589	79

Income before income taxes	2,967	2,143	38	11,590	7,808	48
Income tax expenses	987	735	34	4,164	2,592	61

Net income	$1,980	$1,408	41%	$7,426	$5,216	42%
Basic net income per share	$0.19	$0.14	36	$0.71	$0.54	31
Diluted net income per share	0.18	0.14	29	0.69	0.51	35

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

Expenses are also expected to continue to increase during the remainder of 2005 as a result of opening new franchise locations. The increase of commission expense is primarily attributable to increases in insurance commissions received from insurance companies, because a share of insurance commissions is typically paid to franchisees. Payroll expenses, which include wages, salaries, payroll taxes and compensated absences expenses, and other operating expenses, which include advertising, rent, travel, lodging, office supplies and insurance expenses, increased primarily as a result of the expansion of our franchise operations. Payroll expenses, as a percentage of total operating revenue, were approximately 19% and 21%, respectively, for the three months ended September 30, 2005 and 2004 and approximately 20% and 20%, respectively, for the nine months ended September 30, 2005 and 2004. Other operating expenses, as a percentage of total operating revenue, were approximately 19% and 18%, respectively, for the three months ended September 30, 2005 and 2004 and approximately 17% and 14%, respectively, for the nine months ended September 30, 2005 and 2004.

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

We consider interest expense, other than line of credit, bond and debenture interest expense, to be a non-operating expense. Interest expense increased primarily as a result of increased average loan balances to commercial banks, which were incurred primarily to capitalize our operating subsidiaries, and increased notes payable balances resulting from deferred payments to sellers on acquired businesses.

Income before income taxes for the nine months ended September 30, 2005 increased at a faster rate than net income because we increased our 2005 income tax liability to reflect an increase in the 2005 estimated effective tax rate from 33% to 36%. The increase in the estimated effective tax rate resulted from a preliminary estimate of 2004 taxes and the 2004 actual tax rate.

Net income and net income per share have increased primarily because we have increased the number of new franchises and a significant share of our revenues result from initial franchise fees associated with adding new franchise locations. Initial franchise fees typically are among our most profitable sources of revenues.

Assets are expected to continue to increase during the remainder of 2005 as a result of continued expansion and holding more loans for longer periods of time prior to the sale of participation interests in such loans or securitizing such loans in order to increase interest income. The following table shows selected assets and liabilities (in thousands, except percentages) as of September 30, 2005 and December 31, 2004, and the percentage change between those dates.

	As of September 30, 2005	As of December 31, 2004	2005 % increase (decrease) since year-end 2004
Customer receivables	$9,558	$6,915	38%
Notes receivable	89,091	44,644	100
Interest earned not collected on notes	1,114	819	36
Other receivables	2,499	1,239	102
Securities	27,744	17,889	55
Deferred charges	972	839	16
Accounts payable	8,841	7,081	25
Payable under participation agreements	17,638	2,452	619
Premiums payable	7,731	6,441	20
Debt	88,216	80,482	10

Customer receivables primarily include amounts owed to Brooke Franchise by our franchisees and increased primarily from continued expansion of our franchise operations. A loss allowance was established for Brooke Franchise’s credit loss exposure to these receivable balances from franchisees (See Franchise Services Segment, below).

Notes receivable include loans made by Brooke Credit to franchisees and others. Notes receivable balances vary, sometimes significantly from period to period, as a result of our decision to temporarily retain more or fewer loans in our “held for sale” loan inventory based on the funds available to us. Notes receivable balances increased as a result of increased volume of loan originations and the holding of these loans on our books for a longer period. No loss allowance has been made for the notes receivable held in Brooke Credit’s loan inventory because we typically hold these assets for less than one year. Therefore, we have a short-term exposure to loss and have experienced limited credit losses (See Lending Services Segment, below). Interest earned not collected on notes (accrued interest income) increased primarily because the loan portfolio balance increased and loan interest rates have increased.

Customer receivables, notes receivables, interest earned not collected on notes and allowance for doubtful accounts are the items that comprise our accounts and notes receivable, net, as shown on our consolidated balance sheet.

Other receivables, which primarily include the estimated amounts due from franchisees for future policy cancellations and amounts due from sellers for consulting fees, increased primarily from continued expansion of our franchise operations, which increased acquisition activity and the commission revenues generated by franchisees.

The terms of our securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. We retain ownership of the resulting subordinate interest in the loan pool, and the corresponding securities asset increased as the result of securitization of notes receivables.

Accounts payable, which includes franchise payables, producer payables, payroll payables and other accrued expenses, increased primarily from the continued expansion of our franchise operations, which increased the accrual for estimated commission expense due franchisees.

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

Debt increased primarily as the result of increasing the line of credit balances for the purpose of funding increasing loan inventory balances.

Income Taxes

For the three months ended September 30, 2005 and 2004, we incurred income tax expenses of $987,000 and $735,000, respectively, resulting in effective tax rates of 33% and 34%. For the nine months ended September 30, 2005 and 2004, we incurred income tax expenses of $4,164,000 and $2,592,000, respectively, resulting in effective tax rates of 36% and 33%. As of September 30, 2005 and December 31, 2004, we had current income tax receivable of $2,424,000 and $0, with current income tax liabilities of $558,000 and $1,913,000 respectively, and deferred income tax liabilities of $3,906,000 and $481,000 respectively. The deferred tax liability is primarily due to the deferral of tax payments on certain income recorded when notes receivables are sold to participating banks and investors.

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

Franchise Services Segment

Financial Information Financial information relating to Brooke Franchise and our Franchise Services Segment is as follows (in thousands, except percentages):

	Three months ended September 30, 2005	Three months ended September 30, 2004	2005 % increase (decrease) over 2004	Nine months Ended September 30, 2005	Nine months ended September 30, 2004	2005 % increase (decrease) over 2004
REVENUES
Insurance commissions	$19,991	$13,896	44%	$60,467	$41,923	44%
Seller consulting fees	1,704	1,183	44	4,206	3,911	8
Gain on sale of businesses	617	2,755	(78)	1,476	3,157	(53)
Initial franchise fees for basic services	5,125	2,970	73	13,250	6,155	115
Initial franchise fees for buyers assistance plans	4,149	1,848	125	9,405	5,138	83
Interest income	36	9	300	96	22	336
Other income	225	34	562	631	60	952

Total Revenues	31,847	22,695	40	89,531	60,366	48
EXPENSES
Commission expense	16,636	11,602	43	47,183	33,528	41
Payroll expense	4,990	3,106	61	14,530	7,474	94
Amortization	23	195	(88)	(33)	386	(109)
Other operating expenses	7,037	4,468	57	17,249	10,371	66

Total Operating Expenses	28,686	19,371	48	78,929	51,759	52
Income from operations	3,161	3,324	(5)	10,602	8,607	23
Interest expense	427	436	(2)	1,086	981	11

Income before income taxes	$2,734	$2,888	(5)%	$9,516	$7,626	25%
Total assets (at period end)	60,774	49,040	24%	60,774	49,040	24%

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

Commission expense increased because insurance commission income increased and franchisees are typically paid a share of insurance commission income. Commission expense represented approximately 83% and 83%, respectively, of Brooke Franchise’s insurance commissions for the three months ended September 30, 2005 and 2004 and approximately 78% and 80%, respectively, for the nine months ended September 30, 2005 and 2004.

Brooke Franchise sometimes retains an additional share of franchisees’ commissions as payment for franchisee optional use of Brooke Franchise’s service or sales centers. However, all such payments are applied to service center/sales center expenses and not applied to commission expense. Brooke Franchise has a total of 23 service centers/sales centers. Included in this total are two service/sales centers that were opened during the nine-month period ended September 30, 2005.

Amortization expense for the nine months ended September 30, 2005 reports a decrease as the result of an internal audit of the amortization calculations on intangible assets performed during the second quarter of 2005. The net book values of the intangible assets were adjusted accordingly.

Profit sharing commissions, or Brooke Franchise’s share of insurance company profits paid by insurance companies on policies written by franchisees, increased $152,000, or 107%, to $294,000 for the three months ended September 30, 2005 from $142,000 for the three months ended September 30, 2004. Profit sharing commissions also increased $2,106,000, or 76%, to $4,875,000 for the nine months ended September 30, 2005 from $2,769,000 for the nine months ended September 30, 2004. Profit sharing commissions increased primarily because overall insurance company profits increased on policies written by Brooke Franchise’s franchisees. Profit sharing commissions represented approximately 1% and 1%, respectively, of Brooke Franchise’s insurance commissions for the three months ended September 30, 2005 and 2004 and approximately 8% and 7%, respectively, for the nine months ended September 30, 2005 and 2004. Brooke Franchise typically receives the majority of its profit sharing commissions in the first quarter. Franchisees do not receive any share of Brooke Franchises’ profit sharing commissions.

Net commission refund expense is our estimate of the amount of Brooke Franchise’s share of retail commission refunds due to policyholders resulting from future policy cancellations. This expense decreased $1,000, or 13%, to $7,000 for the three months ended September 30, 2005 from $8,000 for the three months ended September 30, 2004. This expense also increased $10,000, or 43%, to $33,000 for the nine months ended September 30, 2005 from $23,000 for the nine months ended September 30, 2004. Cancellation related expenses increased primarily as a result of Brooke Franchise’s continued expansion of franchise operations. As of September 30, 2005 and December 31, 2004, Brooke Franchise recorded corresponding total commission refund liabilities of $686,000 and $521,000, respectively.

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

The value of our basic franchise services was demonstrated when we began selling start up, or de novo, franchises in the fourth quarter of 2003. These franchisees did not require any specific buyers assistance services, but did require basic franchise services such as use of a registered trade name, supplier access and a proven business model. Therefore, when we introduced our start up franchise program in the fourth quarter of 2003, we began allocating a portion of the initial franchise fees paid by conversion franchisees to basic services because start up franchisees willingly paid us initial franchise fees for basic services. Correspondingly, the amount of this allocation was based on the amount of initial franchise fees typically paid by a start up franchisee. Prior to the first quarter of 2004, we had one start up franchisee. During the period from January 1, 2004 to September 30, 2005, we added 107 start up franchisees who paid us initial franchise fees for basic services, thus demonstrating the value of our basic services.

Revenues from initial franchise fees for basic services are recognized as soon as Brooke Franchise delivers the basic services to the new franchisee, such as access to insurance company contracts, access to the Company’s management contracts, and access to the Company’s brand name. Upon completion of this commitment, Brooke Franchise has no continuing obligation to the franchisee.

Initial franchise fees for basic services are typically assessed once for each franchisee, even though some franchisees operate multiple locations. A total of 65 and 43 new franchise locations were added during the three months ended September 30, 2005 and 2004, respectively. A total of 152 and 122 new franchise locations were added during the nine months ended September 30, 2005 and 2004, respectively. The increase of initial franchise fees for basic services resulted from continued expansion of Brooke Franchise’s franchise operations and the corresponding increase in franchise start ups and conversions by Brooke franchisees.

Out of the total new franchise locations added during the three months ended September 30, 2005 and 2004, 29 and 13, respectively, were start up franchise locations. Out of the total new franchise locations added during the nine months ended September 30, 2005 and 2004, 66 and 28, respectively, were start up franchise locations. During the remainder of 2005, our continuing strategy is to decrease our dependence on acquiring and converting new franchise locations into our system, and to significantly increase the number of start up locations relative to the number of new conversion franchise locations.

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

The buyers assistance plan is designed to assist a franchisee in inspecting the agency assets to be acquired. The BAP includes an inspection report, an operations report, and a marketing report, all of which are to be delivered on or prior to closing. As such, Brooke Franchise performs substantially all of the buyers assistance plan services before an acquisition closes. However, a relatively small level of buyers assistance plan services are performed during the four months after acquisition, including reimbursements for advertising and training. For this reason, a relatively small portion of the initial franchise fees for buyers assistance are correspondingly deferred until the service is performed. Brooke Franchise records initial franchise fee revenues for buyers assistance plans using the percentage of completion accounting method. To reflect revenues not yet earned, we deferred $371,000 and $410,000 of initial franchise fee revenues for buyers assistance plans as of September 30, 2005 and December 31, 2004, respectively.

Buyers assistance plans provide initial conversion assistance for recently acquired businesses and buyers assistance plan services are, therefore, not provided to buyers of businesses that are already franchises. In addition, buyers assistance plans are not typically provided to franchisees selling to other franchisees and are not provided to franchisees purchasing businesses that had previously been purchased by Brooke Franchise in the past twenty-four months. Businesses that were converted into Brooke franchises and received assistance through buyers assistance plans represented 34 and 29 of the total new franchise locations added during the three months ended September 30, 2005 and 2004, respectively, and 82 and 89 of the total new franchise locations added during the nine months ended September 30, 2005 and 2004, respectively.

Seller Related Revenues Seller related revenues typically are generated when a business is acquired by Brooke Franchise for sale to a franchisee or an agreement to purchase a business is assigned by Brooke Franchise to a franchisee. Seller related revenues include consulting fees paid directly by sellers, gains on sale of businesses from deferred payments, gains on sale of businesses relating to company-owned stores, and gains on sale of businesses relating to inventory. A primary aspect of Brooke Franchise’s business is the buying and selling of businesses. Therefore, all seller related revenues are considered part of normal business operations and are classified on our income statement as operating income. Seller related revenues decreased $1,617,000, or 41%, to $2,321,000, in the three months ended September 30, 2005 from $3,938,000 in the three months ended September 30, 2004. Seller related revenues decreased $1,386,000, or 20%, to $5,682,000, in the nine months ended September 30, 2005 from $7,068,000 in the nine months ended September 30, 2004. Seller related revenues decreased primarily because the gains recorded on the sale of company owned stores in 2004 was significantly more than the corresponding gains recorded in 2005.

Consulting fees. Brooke Franchise helps sellers prepare their businesses for sale by developing business profiles, tabulating revenues, sharing its legal library and general sale preparation. The scope of the seller consulting engagement is largely determined by the size of the business being sold. Seller consulting fees are typically based on the transaction value, are contingent upon closing of the sales transaction, and are paid at closing. Brooke Franchise completes its consulting obligation at closing and is not required to perform any additional tasks for the seller. Therefore, seller consulting fees paid directly by sellers are recognized at closing immediately because Brooke Franchise has no continuing obligation. Consulting fees increased from continued expansion of Brooke Franchise’s franchise operations and the corresponding increase in business acquisitions and franchise conversions by Brooke franchisees.

Gains on Sale of Businesses from Deferred Payments. Our business includes the buying and selling of insurance agencies, financial service firms and funeral homes and occasionally holding them in inventory. When purchasing an agency, we typically defer a portion of the purchase price, at a low or zero interest rate, to encourage the seller to assist in the transition of the agency to one of our franchisees. We carry our liability to the seller at a discount to the nominal amount we owe, to reflect the below-market interest rate. When we sell an acquired business to a franchisee (typically on the same day it is acquired), we generally sell it for the full nominal price (i.e. before the discount) paid to the seller. When the sale price of the business exceeds the carrying value, the amount in excess of the carrying value is recognized as a gain. Gains on sale resulting primarily from discounted interest rates increased $198,000, or 103%, to $390,000 in the three months ended September 30, 2005 from $192,000 in the three months ended September 30, 2004. Gains on sale resulting primarily from discounted interest rates increased $419,000, or 72%, to $1,002,000 in the nine months ended September 30, 2005 from $583,000 in the nine months ended September 30, 2004.

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

The calculation of the reduced carrying value, and the resulting gain on sale of businesses, is made by calculating the net present value of scheduled future payments to sellers at a current market interest rate. The following table provides information regarding the corresponding calculations:

Calculation of Seller Discounts Based On Reduced Carrying Values

(in thousands, except percentages and number of days)

	Beginning Principal Balance	Weighted Average Rate	Weighted Average Maturity	Interest Rate Used for Net Present Value	Full Nominal Purchase Price	Reduced Carrying Value	Gain on Sale from Deferred Payments
Three months ended September 30, 2005	$3,871	8.15%	717 days	7.75-8.25%	$8,840	$8,450	$390
Nine months ended September 30, 2005	9,201	7.64	713 days	6.75-8.25	22,905	21,903	1,002
Three months ended September 30, 2004	1,936	5.93	432 days	5.75-6.25	5,035	4,843	192
Nine months ended September 30, 2004	5,617	5.58	462 days	5.50-8.29	13,092	12,509	583

Gains on Sale of Businesses – Company-owned Stores. If we expect to own and operate businesses for more than one year, we consider these businesses to be company-owned stores and treat such transactions under purchase accounting principles, including booking intangible assets and recognizing the related amortization expense. By contrast, agencies purchased with the intent to resell them to our franchisees (usually within one year) are carried at cost as business inventory, without the booking of intangible assets. Gains on sale resulting from the sale of company-owned stores decreased $2,635,000 to $68,000 in the three months and nine months ended September 30, 2005 from $2,693,000 in the three months and nine months ended September 30, 2004. The significant decrease resulted from the sale of auto insurance agencies in 2004 that Brooke Franchise originally intended to operate as company-owned stores.

Gains on Sale of Businesses – Inventoried Stores. As noted above, acquired businesses are typically sold on the same day as acquired for the same nominal price paid to the seller. However, this is not always the case and businesses are occasionally held in inventory. As such, gains and losses are recorded when an inventoried business is ultimately sold and carrying values of inventoried businesses are adjusted to estimated market value when market value is less than cost. Gains on sale resulting from the sale of inventoried stores were $159,000 in the three months ended September 30, 2005 compared to a loss of $130,000 in the three months ended September 30, 2004. Gains on sale resulting from the sale of inventoried stores was $406,000, in the nine months ended September 30, 2005 compared to a loss of $119,000 in the nine months ended September 30, 2004.

Income Before Income Taxes Income before taxes for the nine-month period ended September 30, 2005 increased because revenues from initial franchise fees, which typically generate larger profit margins, increased significantly as the result of expanded personnel and facilities.

Company-Owned Stores This discussion of company-owned stores is separated into four store types: 1) inventoried stores, 2) managed stores, 3) pending stores and 4) developed stores. Inventoried stores include businesses purchased by Brooke Franchise for resale to franchisees. Managed stores include businesses as to which Brooke Franchise has entered into agreements with franchisees to manage stores as a result of lender loss mitigation, the disability of the franchisee, the death of the franchisee or other circumstances. Pending stores include businesses that franchisees have contracted to sell, but the transactions have not yet closed, and Brooke Franchise is managing the store to reduce the likelihood of asset deterioration prior to closing. Managed and pending stores are not recorded as an asset on Brooke Franchise’s balance sheet. However, because Brooke Franchise is entitled by agreement to the income and responsible for the expenses of the business until the agreement terminates or ownership is transferred, such income and expenses of managed and pending stores are recorded to Brooke Franchise’s income statement and we, therefore, include the business in our discussions of company-owned stores. Brooke Franchise occasionally develops a business location that has not been previously owned by a franchisee. Because the store has been developed by Brooke Franchise instead of purchased from third parties, all income and expenses associated with development and operation are recorded as income and expenses, but an asset is not recorded on the balance sheet.

Inventoried Stores The number of total businesses purchased into inventory during the three months ended September 30, 2005 and 2004 was 12 and 14, respectively, and during the nine months ended September 30, 2005 and 2004 was 50 and 36, respectively. At September 30, 2005 and 2004, respectively, Brooke Franchise held 3 and 5 businesses in inventory with respective total balances, at the lower of cost or market, of $4,760,000 and $2,269,000. Revenues from the operation of inventoried stores for the three months and nine months ended September 30, 2005 totaled $316,000 and $928,000, respectively. Expenses incurred in the operation of inventoried stores for the three months and nine months ended September 30, 2005 totaled $340,000 and $952,000, respectively.

The number of businesses twice-purchased into inventory within twenty-four months is an important indicator of Brooke Franchise’s success in recruiting qualified buyers. The number of businesses twice-purchased during the three months ended September 30, 2005 and 2004 was 1 and 1, respectively, and during the nine months ended September 30, 2005 and 2004 was 1 and 3, respectively. Brooke Franchise is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of businesses from its inventory.

Managed Stores At September 30, 2005, the total number of businesses managed under contract, but not owned, by Brooke Franchise was 6. Revenues from the operation of managed stores for the three months and nine months ended September 30, 2005 totaled $449,000 and $931,000, respectively. Operating expenses incurred by managed stores for the three months and nine months ended September 30, 2005 totaled $370,000 and $968,000, respectively. Additionally, owner’s compensation expenses incurred by managed stores for the three months and nine months ended September 30, 2005 totaled $143,000 and $329,000, respectively.

Pending Stores At September 30, 2005, the total number of businesses under contract for sale and managed by Brooke Franchise pending closing of a sale was 4. Revenues from the operation of pending stores for the three months and nine months ended September 30, 2005 totaled $533,000 and $1,483,000, respectively. Operating expenses incurred by pending stores for the three months and nine months ended September 30, 2005 totaled $518,000 and $1,287,000, respectively. Additionally, owner’s compensation expenses incurred by pending stores for the three months and nine months ended September 30, 2005 totaled $166,000 and $467,000, respectively.

Developed Stores One business was owned and under development by Brooke Franchise at September 30, 2005. Revenues and expenses from developed stores for the three months and nine months ended September 30, 2005 were not sufficient to be considered material.

Same Store Sales Revenue generation, primarily commissions from insurance sales, is an important factor in franchise financial performance and revenue generation is carefully analyzed by Brooke Franchise. Analysis of same store sales is separated between converted stores and start up stores because existing businesses typically experience revenue decreases during the first months of conversion into a franchise, making reliable comparisons difficult. Twenty-four months after initial conversion of an acquired business, Brooke Franchise considers the franchise “seasoned” and the comparison of current to prior year revenues is a more reliable indicator of franchise success. Because there is no conversion process for start up franchises, the associated revenues are included in same store sales calculations immediately after start up. Combined same store sales of seasoned converted franchises and startup franchises for the three months and nine months ended September 30, 2005 increased 4% and 0%, respectively. Same store sales of seasoned converted franchises for the three months and nine months ended September 30, 2005 increased 0% and decreased 2%, respectively. All same store calculations exclude profit sharing commissions and are compared to the same periods for 2004.

Franchise Balances Brooke Franchise categorizes the balances owed by franchisees as either statement balances or non-statement balances.

Statement Balances Brooke Franchise assists franchisees by financing cyclical fluctuations of revenues, receivables and payables with commission advances recorded on franchisees’ monthly statements and granting temporary extensions of due dates for franchise statement balances owed by franchisees to Brooke Franchise. However, after initial conversion into its franchise system, Brooke Franchise expects franchisees’ monthly statements to be repaid in full at least once every four months. We believe the most accurate analysis of franchise statement balances occurs immediately after settlement of franchisees’ monthly statements and before any additional entries are recorded to their account. Therefore, the following discussion of statement balances is as of the settlement date that follows the corresponding commission month. Franchise statement balances totaled $3,057,000 and $2,228,000, respectively, as of September 2005 and December 2004. Of these total franchise statement balances as of September 2005 and December 2004, Brooke Franchise identified statement balances totaling $987,000 and $1,576,000, respectively, which it categorizes as “watch” statement balances because the balances had not been repaid in full at least once in the previous four months.

Non-statement Balances Separate from these franchise statement balances, Brooke Franchise also extends credit to franchisees for long-term producer development, including hiring and training new franchise employees, and for other reasons not related to monthly fluctuations of revenues. These non-statement balances are not reflected in the franchise statement balances referenced above and totaled $2,030,000 and $584,000, respectively, as of September 2005 and December 2004. During the nine months ending September 2005, non-statement balances increased at a faster rate than commissions primarily as a result of the increasing use of our producer development program by an increasing number of start up franchises.

Brooke Franchise’s experience indicates that producer failure is usually identified within three months of initiating a producer development program and producer failure significantly increases the likelihood of credit losses. Therefore, to better monitor the quality of non-statement balances, Brooke Franchise recently implemented a system that categorizes as “watch” balances all balances for producers who are in the first three months of development. Watch non-statement balances totaled $234,000 and $0 as of September 2005 and December 2004, respectively, and were calculated as of the settlement date that follows the corresponding commission month.

Allowance for Doubtful Accounts The balance of Brooke Franchise’s Allowance for Doubtful Accounts was $723,000 and $575,000, respectively, on September 30, 2005 and December 31, 2004. The amount of the Allowance for Doubtful Accounts was determined based primarily on analysis of Brooke Franchise’s watch balances. Other factors used in determining the amount of the Allowance for Doubtful Accounts were write off experience and Brooke Franchise’s evaluation of the potential for future losses. Total write offs increased primarily because write off of statement balances increased as the result of increasing franchising activity. Total write offs also increased because write off of non-statement balances increased as the result of increasing producer development activity and from implementation of a system in the third quarter of 2005 to better monitor the quality of non-statement balances.

The following table summarizes the Allowance for Doubtful Accounts activity for the nine months ended September 30, 2005 and the year ended December 31, 2004 (in thousands). Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

	Balance at beginning of year	Charges to expenses	Write off statement balances	Write off non-statement balances	Balance at end of year
Allowance for Doubtful Accounts
Year ended December 31, 2004	$0	$1,757	$(1,182)	0	$575
Nine months ended September 30, 2005	575	2,850	(2,020)	(682)	723

Lending Services Segment

Financial Information Financial information relating to Brooke Credit and our Lending Services Segment is as follows (in thousands, except percentages):

	Three months ended September 30, 2005	Three months ended September 30, 2004	2005 % increase (decrease) over 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004	2005 % increase (decrease) over 2004
REVENUES
Interest income	$6,190	$3,267	89%	$16,102	$8,575	88%
Participating interest expense	(3,216)	(1,794)	79	(8,811)	(4,691)	88
Gain on sale of notes receivable	(359)	(125)	187	2,521	1,823	38
Other income	63	13	385	262	28	836

Total Revenues	2,678	1,361	97	10,074	5,735	76
EXPENSES
Other operating interest expense	605	144	320	1,258	373	237
Payroll expense	276	372	(26)	1,116	1,114	—
Amortization	284	229	24	836	675	24
Other operating expenses	322	282	14	1,428	560	155

Total Operating Expenses	1,487	1,027	45	4,638	2,722	70
Income from operations	1,191	334	257	5,436	3,013	80
Interest expense	347	179	94	929	429	117

Income before income taxes	$844	$155	445%	$4,507	$2,584	74%
Total assets (at period end)	129,230	79,003	64	129,230	79,003	64

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

Revenues from gain on sales of notes receivables decreased for the three-month period ended September 30, 2005 as compared to the three-month period ended September 30, 2004 primarily because write off of prior securitization gains increased as a result of increasing securitization balances. Revenues from gain on sales of notes receivable increased for the nine-month period ended September 30, 2005 as compared to the nine-month period ended September 30, 2004 primarily because Brooke Credit’s securitized more notes receivables in the corresponding period of 2005 than in 2004.

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

One component of the gain on sales of notes receivable is the gain associated with our ongoing servicing responsibilities. When the sale of a loan participation interest is accounted for as a true sale, Brooke Credit retains servicing responsibilities for which it typically receives annual servicing fees ranging from 0.25% to 1.375% of the outstanding balance. A gain or loss is recognized immediately upon the sale of a loan participation based on whether the annual servicing fees are greater or less than the cost of servicing, which is estimated at 0.25% of the outstanding loan balance. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions. For the three months ended September 30, 2005 and 2004, the net gains from loan servicing totaled $243,000 and $311,000, respectively, which consisted of gains from servicing benefits. For the nine months ended September 30, 2005 and 2004, the net gains from loan servicing totaled $495,000 and $729,000, respectively, which consisted of gains from servicing benefits. The decrease in net gains from loan servicing benefits is primarily the result of increased securitization activity and increased use of a bank line of credit to fund notes receivables prior to securitization.

In a true sale, Brooke Credit also records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the interest and servicing spread on the underlying loans sold, net of prepayment and credit loss assumptions. This spread is typically approximately 1.75% for participation loans and approximately 3.25% for securitized loan pools. For the three months ended September 30, 2005 and 2004, the net losses from interest benefits totaled $602,000 and $436,000, respectively, which included gross losses from interest benefits of $130,000, and $47,000, respectively, and losses from write down of retained interest asset to fair market value of $472,000 and $389,000, respectively. For the nine months ended September 30, 2005 and 2004, the net gains from interest benefits totaled $2,026,000 and $1,094,000, respectively, which included gross gains from interest benefits of $3,349,000, and $2,104,000, respectively, and losses from write down of retained interest asset to fair market value of $1,323,000 and $1,010,000, respectively. The increase in net gains from interest benefits is primarily the result of a securitization of notes receivables.

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

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed-Rate Stratum)
Prepayment speed*	10.00%	8.00%
Weighted average life	142 months	49 months
Expected credit losses*	0.50%	0.21%
Discount Rate*	8.50%	8.50%

*	Annual rates

The most significant impact from the sale of loan participations and asset-backed securities has been the removal of loans from Brooke Credit’s balance sheet that Brooke Credit continues to service. As of September 30, 2005 and December 31, 2004, the balances of those off-balance sheet assets totaled $170,769,000 and $138,740,000, respectively. The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio and the resulting sale of loan participations and asset-backed securities.

Loan Servicing Assets and Liabilities When we recognize non-cash gains for the servicing benefits of loan participation sales, we book that amount as a loan servicing asset on our balance sheet. This amount is equal to our estimate of the present value of future cash flows resulting from the servicing spread. We recognize such assets only when the income allocated to our servicing responsibilities exceeds our cost of servicing, which we typically estimate at 0.25% of the loan value being serviced. Components of the servicing asset as of September 30, 2005 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$4,781
Less:
Servicing Expense	(1,008)
Discount to present value	(1,082)

Carrying Value of Retained Servicing Interest in Loan Participations	$2,691

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows was recorded as a servicing liability. Components of the servicing liability as of September 30, 2005 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$0
Less:
Servicing expense	49
Discount to present value	(14)

Carrying Value of Retained Servicing Liability in Loan Participations	$35

Loan Participations-Interest-Only Strip Receivable Asset To the extent that the difference between the rate paid by Brooke Credit to participating lenders and investors and the rate received by Brooke Credit from borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, Brooke Credit recognizes a non-cash asset, called an “Interest-Only Strip Receivable Asset,” on its balance sheet. This amount is equal to our estimate of the present value of future cash flows resulting from this interest spread. Components of the interest receivable asset as of September 30, 2005 were as follows (in thousands):

Estimated cash flows from interest income	$2,741
Less:
Estimated credit losses*	(102)
Discount to present value	(558)

Carrying Value of Retained Interest in Loan Participations	$2,081

*	Estimated credit losses from liability on sold recourse loans with balances totaling $5,306,000 as of September 30, 2005. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Securitization-Interest Receivable Asset The terms of Brooke Credit’s securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. Brooke Credit retains ownership of the resulting subordinate interest in the loan pool and borrows money from commercial banks to fund this investment. Additionally, Brooke Credit recognizes a non-cash gain from subordinate interest in the securitized loan pools, which is not sold to outside investors and is retained by us. Brooke Credit, therefore, retains a credit exposure in each loan pool. Brooke Credit Corporation’s subordinate interest and retained interest benefit results in a non-cash asset which is included within “Securities” on our balance sheet. As of September 30, 2005, $27,743,000 of the securities resulted from retained interest in securitizations. The fair value of these securities is comprised of the subordinate or equity interest in the securitized loan pools totaling $21,618,000 and the interest-only strip receivable asset, evidencing retained interest benefits, totaling $6,125,000. As of September 30, 2005, Brooke Credit had borrowed $11,665,000 from commercial banks, the proceeds of which were used to fund its equity interest in the securitized loan pool.

Components of the interest receivable portion of securities as of September 30, 2005 were as follows (in thousands):

Estimated cash flows from interest income	$11,375
Less:
Estimated credit losses	(1,406)
Discount to present value	(3,844)

Carrying Value of Interest Receivable Portion of Securities	$6,125

Income Before Income Taxes Brooke Credit’s income before income taxes increased for the three-month and nine-month periods ended September 30, 2005, as compared to the three-month and nine-month periods ended September 30, 2004 primarily because interest income increased from more loan originations.

Loan Quality

No amounts of recourse loans and loans associated with securitizations were charged off during the nine months ended September 30, 2005 and no such loans were delinquent 30 days or more as of September 30, 2005, primarily because loan payments generally are deducted from commissions received by Brooke Franchise prior to payment of commissions to the borrower and most other creditors. We believe that credit problems on recourse and securitized loans are more likely to be identified when Brooke Franchise collects franchisees’ monthly statement account balances than by monitoring Brooke Credit’s loan delinquencies.

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

As of September 30, 2005, inventoried loans totaled $89,091,000 of which $496,000 were delinquent 60 days or more.

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

Insurance Brokerage Segment

Financial Information Financial information relating to Brooke Brokerage and our Insurance Brokerage Segment is as follows (in thousands, except percentages):

	Three months ended September 30, 2005	Three months ended September 30, 2004	2005 % increase (decrease) over 2004	Nine months ended September 30, 2005	Nine months ended September 30, 2004	2005 % increase (decrease) over 2004
REVENUES
Insurance commissions	$1,866	$1,633	14%	$5,332	$4,795	11%
Policy fee income	494	645	(23)	1,287	1,523	(15)
Insurance premiums earned	333	2	16,550	556	270	106
Interest income	70	16	338	172	28	514
Other income	57	34	68	178	125	42

Total Revenues	2,820	2,330	21	7,525	6,741	12
EXPENSES
Commission expense	802	794	1	2,211	2,218	—
Payroll expense	1,017	820	24	2,951	2,540	16
Depreciation and amortization	160	75	113	431	227	90
Insurance loss and loss expense incurred	—	(17)	—	—	13	(100)
Other operating expenses	530	505	5	1,599	1,353	18

Total Operating Expenses	2,509	2,177	15	7,192	6,351	13
Income from operations	311	153	103	333	390	(15)
Interest expense	84	82	2	254	402	(37)

Income before income taxes	$227	$71	220	$79	$(12)	—
Total assets (at period end)	16,272	15,206	7	16,272	15,206	7

Commission Revenues Brokerage insurance commissions increased primarily as the result of increased profit sharing commissions.

Profit sharing commissions, or Brooke Brokerage’s share of insurance company profits paid by insurance companies on policies written by non-exclusive insurance agents, increased $131,000, or 61%, to $346,000 for the three months ended September 30, 2005 from $215,000 for the three months ended September 30, 2004. Profit sharing commissions also increased $354,000, or 58%, to $961,000 for the nine months ended September 30, 2005 from $607,000 for the nine months ended September 30, 2004. Profit sharing commissions increased primarily because overall insurance company profits increased on policies written by Brooke Brokerage’s non-exclusive insurance agents. Profit sharing commissions represented approximately 19% and 13%, respectively, of Brooke Brokerage’s insurance commissions for the three months ended September 30, 2005 and 2004 and approximately 18% and 13%, respectively, for the nine months ended September 30, 2005 and 2004.

Commission expense increased because insurance commission income increased and insurance agents are typically paid a share of commission income. Commission expense represented approximately 43% and 49%, respectively, of Brooke Brokerage’s insurance commissions revenue for the three months ended September 30, 2005 and 2004 and approximately 41% and 46%, respectively, for the nine months ended September 30, 2005 and 2004.

Policy fee income represented approximately 26% and 39%, respectively, of Brooke Brokerage’s insurance commissions for the three months ended September 30, 2005 and 2004 and approximately 24% and 32%, respectively, for the nine months ended September 30, 2005 and 2004.

Net commission refund expense is our estimate of the amount of Brooke Brokerage’s share of wholesale commission refunds due to policyholders resulting from future policy cancellations. As of September 30, 2005 and December 31, 2004, Brooke Brokerage recorded corresponding total commission refund liabilities of $455,000 and $455,000, respectively.

Underwriting Revenues

Brooke Brokerage has established DB Indemnity, LTD., a captive insurance company wholly owned by Brooke Brokerage, to insure a portion of Brooke Franchise’s professional liability exposure and to provide financial guaranty insurance for Brooke Credit. Although unlikely to have a significant effect on Brooke Brokerage’s long-term profitability, the issuance of policies through DB Indemnity to insure a portion of Brooke Franchise’s professional liability exposure is important to Brooke franchisees, who pay the corresponding premiums. Also, the financial guaranty policies issued through DB Indemnity are important to Brooke Credit’s participating lender investors and the corresponding premiums are paid by Brooke Credit’s borrowers.

Insurance premiums earned by DB Indemnity increased primarily because several Brooke Credit financial guaranty policies cancelled during the third quarter of 2005 and the premium became fully earned as a result. DB Indemnity has not incurred any claims or loss expense since beginning operations. As of September 30, 2005 and December 31, 2004, DB Indemnity recorded corresponding total reserves of $949,000 and $719,000, respectively.

Brooke Brokerage also established The DB Group, LTD., a captive insurance company wholly owned by Brooke Brokerage to reinsure selected hard-to-place and niche insurance policies with unaffiliated insurance companies. However, as of September 30, 2005, no policies had been reinsured through The DB Group and no premium revenues had been recorded by the DB Group.

Income Before Income Taxes Brooke Brokerage’s income before income taxes increased during the three months ended September 30, 2005 primarily as the result of an increase in profit sharing commissions. For the nine months ended September 30, 2005, Brooke Brokerage’s income before income taxes increased primarily as the result of a decrease in interest expense.

Liquidity and Capital Resources

Our cash and cash equivalents were $16,569,000 as of September 30, 2005, a decrease of $3,192,000 from the $19,761,000 balance at December 31, 2004. Our current ratios (current assets to current liabilities) were 1.51 and 1.49, respectively, as of September 30, 2005 and December 31, 2004. During the nine months ended September 30, 2005, net cash of $9,153,000 was used in operating activities. Cash of $47,237,000 was used to fund an increase in accounts and notes receivables resulting primarily from a $44,447,000 increase in notes receivable. Cash of $35,462,000 was provided by an increase in other liabilities resulting primarily from a $31,746,000 increase in secured borrowings associated with the sale of loan participations not classified as true sales and other funding sources specifically secured by notes receivables. Net cash of $10,000 was used by investing activities. A large net cash inflow resulted from business inventory transactions as cash proceeds of $30,819,000 from sales of business inventory exceeded cash payments of $20,238,000 for purchases of business inventory. Cash of $9,043,000 was used to acquire subordinate investment interests in securitized loan pools. Net cash of $5,971,000 was provided by financing activities. A large cash inflow of $31,021,000 resulted primarily from issuance of 2,875,000 shares of the Company’s stock in a follow-on stock offering to the public. Offering proceeds of $12,186,000 were used to repay long-term debt and offering proceeds of $4,315,000 were used to repay bonds.

Our cash and cash equivalents were $12,440,000 as of September 30, 2004, a decrease of $1,301,000 from the $13,741,000 balance at December 31, 2003. Our current ratios were 1.41 and 1.83, respectively, at September 30, 2004 and December 31, 2003. During the nine months ended September 30, 2004, net cash of $3,283,000 was used in operating activities. Cash of $36,641,000 was used to fund an increase in accounts and notes receivables resulting primarily from a $35,436,000 increase in notes receivables. Cash of $30,940,000 was provided by an increase in other liabilities resulting primarily from a $26,906,000 increase in secured borrowings associated with the sale of loan participations not classified as true sales and other funding sources specifically secured by notes receivables. Net cash of $3,093,000 was provided by investing activities. A large net cash inflow resulted from business inventory transactions as cash proceeds of $21,010,000 from sales of business inventory exceeded cash payments of $13,721,000 for purchases of business inventory. Cash payments of $6,277,000 were used to invest in business assets. This was offset by $7,687,000 of cash provided from the sale of business assets. Cash of $4,882,000 was used to acquire subordinate investment interests in securitized loan pools. Net cash of $1,111,000 was used in financing activities. Cash of $11,285,000 was provided by an increase in debt. Cash of $6,491,000 was used for long-term debt payments and $4,360,000 was used for dividend payments.

Our “Other Assets” account balances totaled $9,030,000 and $8,719,000 as of September 30, 2005 and December 31, 2004, respectively, and are comprised primarily of intangible accounts such as amortizable intangible assets and servicing assets. If our total assets are adjusted to exclude Other Assets, then our total liabilities exceeded our total adjusted assets by $1,383,000 as of December 31, 2004, and total adjusted assets exceeded total liabilities by $32,226,000 as of September 30, 2005. Future acquisitions by us will likely increase the Other Assets account balances and will likely result in total liabilities exceeding adjusted total assets in future periods. Our “Investment in Businesses” account balances of $4,760,000 and $1,022,000 as of September 30, 2005 and December 31, 2004, respectively, represent the cost, or market value if lower, of businesses, primarily insurance agencies, held in inventory for resale to franchisees. Although intangible, business inventory is not included in “Other Assets.” We believe that business inventory assets differ from other intangible assets, because business inventory is typically held for a relatively short period of time and has a recently demonstrated value.

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

Capital Commitments

The following summarizes our contractual obligations as of September 30, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term borrowings	$46,839	$46,839	—	—	—
Long-term debt	40,782	15,655	$17,072	$4,948	$3,107
Interest payments*	8,145	3,712	2,716	942	775
Operating leases (facilities)	8,821	2,934	4,692	1,156	39
Capital leases (facilities)	595	80	170	190	155
Other contractual commitments**	4,654	1,462	3,192	—	—

Total	109,836	70,682	27,842	7,236	4,076

*	Includes interest on short-term and long-term borrowings. For additional information on the debt associated with these interest payments see footnotes 4, 5 and 6 to our consolidated financial statements.

**	Projected future purchase price payments due to sellers of CJD & Associates, L.L.C. and Texas All Risk that are contingent on future revenues. For additional information, see footnote 12 to our consolidated financial statements.

Our principal capital commitments consist of bank lines of credit, term loans, secured bonds, deferred payments to business sellers and obligations under leases for our facilities. We have entered into enforceable, legally binding agreements that specify all significant terms with respect to the contractual commitment amounts in the table above.

Critical Accounting Policies

Our established accounting policies are summarized in footnotes 1 and 2 to our consolidated financial statements for the three-month and nine-month periods ended September 30, 2005 and 2004. As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles.

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

An estimate of franchisees’ shares of undistributed commissions is made based on historical rates of commission payout, management’s experience and the trends in actual and forecasted commission payout rates. Although commission payout rates will vary, particularly if use of service/sales centers increases significantly, we do not expect significant variances from year to year. We regularly analyze and, if necessary, immediately change the estimated commission payout rates based on the actual average commission payout rates. The commission payout rate used in 2005 to estimate franchisees’ share of undistributed commissions was 80% and the actual average commission payout rate to franchisees (net of profit sharing commissions) was 85% for the nine month period ended September 30, 2005. We believe that these estimates will not change substantially during the remainder of 2005.

Allowance for Doubtful Accounts Our allowance for doubtful accounts is comprised primarily of allowance for estimated losses related to franchise statement and non-statement balances. The following franchise balances are as of settlement with franchisees after the corresponding commission month. Franchise balance losses are estimated by analyzing: all statement advances that had not been repaid within the previous four months; all non-statement advances made to producers who are in the first three months of development, total franchise balances; historical loss rates; loss rate trends; potential for recoveries; and management’s experience. Loss rates will vary and significant growth in our franchise network could accelerate those variances. The effect of any such variances can be significant. The estimated allowance for doubtful accounts was $723,000 and $575,000 as of September 30, 2005 and December 31, 2004, respectively. The estimated allowance as of September 30, 2005 was approximately 27% of the actual amount of franchise statement losses for the nine months ended September 30, 2005, approximately 14% of the total franchise balances as of September 2005, and approximately 59% of the total franchise balances classified as “watch” as of September 2005. We believe that this estimate will not increase significantly during the remainder of 2005.

Unearned Initial Franchise Fees for Buyers Assistance Plans Services The initial franchise fees that we collect are typically allocated between basic services (for access to our trade name, suppliers and business model) and buyers assistance plan services (for consulting tasks such as inspection reports, operations analysis and marketing plan development). The initial franchise fees allocated to buyers assistance plan services are recognized as revenues when the individual consulting task is completed which requires that we estimate how much of the initial franchise fees for buyers assistance plan services are attributable to each consulting task. To make these estimates we analyze: the time required to complete the task; the level of expertise required to complete the task; the value of the task to the franchisee; and, management’s experience. Although the amounts of the initial franchise fees allocated are sometimes significant, the effect of variances on our results have not been significant, because most of the consulting tasks are completed prior to payment of the initial franchise fees at closing and all remaining consulting tasks are completed by the end of the four-month term of the buyers assistance plan consulting agreement. We believe that these estimates will not change substantially during the remainder of 2005.

Discount, Prepayment and Credit Loss Rates Used to Record Loan Participation Sales and Asset-Backed Securities Sales We regularly sell the loans that we originate to banks and finance companies. Accounting for the sale of loan participations and loan securitizations and the subsequent tests for impairment are summarized in footnote 2 to our consolidated financial statements.

Loan participations and loan securitizations represent the transfer of notes receivable, by sale, to “participating” lenders or special purpose entities. The fair value of retained interests and servicing assets resulting from the transferred loans are recorded in accordance with the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We typically estimate fair value based on the present value of future expected cash flows which requires us to make assumptions about credit losses, prepayment speed and discount rates. Most of our loans are adjustable rate loans on which in 2005 we assumed credit losses of 0.5% each year, prepayment speeds of 10% each year and a discount rate of 8.5%. These assumptions are made based on historical comparisons, management’s experience and the trends in actual and forecasted portfolio prepayment speeds, portfolio credit losses and market interest rates. We regularly analyze the accuracy of our assumptions of prepayment speeds, credit losses and discount rate and make changes when necessary. We believe that changes to our assumptions for prepayment speeds and credit losses are unlikely during the remainder of 2005. However, we will continue during the remainder of 2005 to monitor market conditions, interest rates and market comparables and their effect, if any, on our discount rate assumptions.

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

Income Tax Expense An estimate of income tax expense is based primarily on historical rates of actual income tax payments. The estimated effective income tax rate used in 2005 to calculate income tax expense was 36%. Although not expected, significant changes in our estimated tax rate could significantly impact our results. We believe this estimate will not change during the remainder of 2005.

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

The following table reports for each of the four securitizations in which we have been involved during fiscal years 2003, 2004 and 2005: (1) the amount of loans sold to a qualifying special purpose entity, (2) the amount of asset-backed securities issued as a part of the securitization, (3) the fair value of the difference between loans sold and securities issued to accredited investors and the fair value of the interest receivable retained recorded as a security for the period ended September 30, 2005, (4) the portion of the security comprised of retained interest, and (5) the portion of the security comprised of retained equity in the special purchase entity.

Securitization Table

(in thousands)

Date of Securitization	Loans Sold	Asset-Backed Securities Issued	Servicing Income	Fair Value	Retained Interest	Retained Equity
April 2003	$15,825	$13,350	$6	$3,388	$356	$3,032
November 2003	23,526	18,500	9	6,740	769	5,971
June 2004	24,832	20,000	8	5,368	1,661	3,707
March 2005	40,993	32,000	21	12,247	3,339	8,908

As of September 30, 2005 and December 31, 2004, we had transferred assets with balances totaling $170,769,000 and $138,740,000, respectively, that were accounted for as true sales. Transferred assets resulted, in pre-tax gains for the nine-month periods ended September 30, 2005 and 2004 of $2,551,000 and $1,823,000, respectively. Purchasers of these notes receivable obtained full control over the transferred assets (i.e. notes receivable) and obtained the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivables. Furthermore, the agreements to transfer assets do not entitle, or obligate, us to repurchase or redeem the notes receivable before their maturity except in the event of an uncured breach of a representation or warranty.

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

As of September 30, 2005 and December 31, 2004, we recorded the value of the servicing asset at $2,691,000 and $2,909,000, respectively, and the value of the servicing liability at $35,000 and $39,000, respectively. As of September 30, 2005 and December 31, 2004, we recorded the fair value of retained interest at $8,206,000 and $5,893,000, respectively, with $2,081,000 and $2,484,000, respectively, listed as interest-only strip receivable on our balance sheet, and $6,125,000 and $3,409,000, respectively, in retained interest carried in our securities.

Components of the loan servicing asset, servicing liability, interest receivable asset relating to loan participation sales as of September 30, 2005 were as follows (in thousands):

	Servicing Asset	Servicing Liability	Interest Receivable Asset
Estimated cash flows from loan servicing fees/interest income	$4,781	$0	$2,741
Less:
Servicing expense	(1,008)	49
Estimated credit losses*			(102)
Discount to present value	(1,082)	(14)	(558)
Carrying Value	$2,691	$35	$2,081

*	Estimated credit losses from liability on sold recourse loans with balances totaling $5,306,000 as of September 30, 2005. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Retained Securities The terms of Brooke Credit’s securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. Brooke Credit retains ownership of the resulting subordinate interest in the loan pool and borrows money from commercial banks to fund this investment. As such, our retained interest is subject to credit and prepayment risks on the transferred assets. As of September 30, 2005, Brooke Credit had subordinate investment interest in loan pools totaling $21,618,000, part of which is the carrying value of our retained interest in asset-backed securities, and had borrowed $11,665,000 as of September 30, 2005 from commercial banks to fund this investment.

In connection with the recognition of non-cash gains for the interest benefits of asset-backed securities sales, the present value of future cash flows were recorded as an interest receivable asset and included on the balance sheet as part of the investment securities balance. Components of the interest receivable asset as of September 30, 2005 were as follows (in thousands):

Estimated cash flows from interest income	$11,375
Less:
Estimated credit losses	(1,406)
Discount to present value	(3,844)
Carrying Value of Retained Interest in Asset-Backed Securities	$6,125

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

In addition, we conduct sensitivity analysis to evaluate the potential impact of a 10% to 20% change in the key economic assumptions used in valuing our retained interest and servicing assets. These key economic assumptions include prepayment speed, expected credit losses and discount rate. As of September 30, 2005, an increase in these key economic assumptions by 10% to 20% results in decreases of 1% to 7% in the value of the retained interest and servicing assets. More drastic changes to economic and market conditions than those we have modeled would likely lead to greater diminution in the value of the retained interest and servicing assets.

Loans Sold With Recourse The business and real estate loans on our balance sheet at September 30, 2005 and December 31, 2004, $5,306,000 and $3,733,000, respectively, were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. At September 30, 2005, all such recourse loans: a) had no balances more than 60 days past due; b) had adequate collateral; and c) were not in default.

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

Proposed Accounting Changes In August 2005, the Financial Accounting Standards Board (FASB) issued three exposure drafts which amend Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The final standards are scheduled to be issued in the first quarter of calendar year 2006.

The first exposure draft seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. Our current off-balance sheet securitizations in our Lending Services segment would be required to be consolidated in our financial statements based on the provisions of the exposure draft. We will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the securitizations to continue to derecognize loans transferred to the securitization special purpose entities. At September 30, 2005, the securitization special purpose entities held loans totaling $82 million, which we would be required to consolidate into our financial statements under the provisions of this exposure draft.

The second exposure draft would require servicing rights to be initially valued at fair value. This provision would not have a material impact to our financial statements. In addition, this exposure draft would permit us to choose to continue to amortize servicing rights in proportion to and over the period of estimated net servicing income, as currently required under SFAS 140, or report servicing rights at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. We have not yet determined how we would elect to account for servicing rights under this provision or the potential impact to the financial statements.

The third exposure draft, among other things, would establish a requirement to evaluate beneficial interests in securitized financial assets to identify interests that are free-standing derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. Alternatively, this exposure draft would permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. Our residual interests in securitizations typically have interests in derivative instruments embedded within the securitization. We have not yet determined if these embedded derivatives meet the criteria for bifurcation as outlined in the exposure draft.

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

A general decline in economic activity in the United States or in one of the states or geographic regions in which we operate, such as California, Texas, the Southwest, the Midwest or the Southeast, could also affect our results and financial condition.

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

At September 30, 2005, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year were as follows (rates per annum):

	Business Loans (Adjustable Rate Stratum)*	Business Loans (Fixed-Rate Stratum)
Prepayment speed	10%	8%
Weighted average life (months)	142	49
Expected credit losses	0.5%	0.21%
Discount rate	8.5%	8.5%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans made prior to the third quarter of 2004, the rate is adjusted annually on December 31st. Beginning in the third quarter of 2004, contract terms on new loans are adjusted monthly or daily to an index.

At September 30, 2005, assumptions relating to discount rate and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(in thousands)	Business Loans (Adjustable Rate Stratum)*	Business Loans (Fixed-Rate Stratum)
Discount rate (annual)	8.5%	8.5%
Impact on fair value of 10% adverse change	$(371)	$(1)
Impact on fair value of 20% adverse change	$(700)	$(2)

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

The above adverse changes for discount rate are calculated on our retained interests and servicing assets on loans sold totaling $170,769,000.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in discount rate assumptions (in thousands).

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Adjustable Rate Stratum		Fixed-Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$4,685	$4,685	$95	$95
Servicing expense	(920)	(920)	(87)	(87)
Discount of estimated cash flows	(1,175)	(1,256)	(6)	(6)

Carrying value of servicing asset after effect of increases	2,590	2,509	2	2
Carrying value of servicing asset before effect of increases	2,689	2,689	2	2

Decrease of carrying value due to increase in discount rate	$(99)	$(180)	$—	$—

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Adjustable Rate Stratum		Fixed-Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$13,967	$13,967	$148	$148
Estimated credit losses	(1,505)	(1,505)	(2)	(2)
Discount of estimated cash flows	(4,668)	(4,916)	(8)	(9)

Carrying value of retained interests after effect of increases	7,794	7,546	138	137
Carrying value of retained interests before effect of increases	8,066	8,066	139	139

Decrease of carrying value due to increase in discount rate	$(272)	$(520)	$(1)	$(2)

At this time, we do not utilize derivative instruments to hedge against changes in interest rates or for any other purpose.

Item 4.	Controls and Procedures

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

Date: November 14, 2005	BROOKE CORPORATION

	By:	/s/ ROBERT D. ORR
Robert D. Orr,
Chief Executive Officer

	By:	/s/ LELAND G. ORR
Leland G. Orr,
Chief Financial Officer

TABLE OF CONTENTS OF EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

[1]	Filed herewith.