Form 10-K
period 2005-12-31
BROOKE CORP
filed 2006-03-13
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-31698

BROOKE CORPORATION

(Exact name of registrant as specified in its charter)

Kansas	48-1009756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10950 Grandview Drive, Suite 600, Overland Park, Kansas	66210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (913) 661-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01 per share	Nasdaq National Market

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(c) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the price at which the stock was last sold, as of June 30, 2005, was $38,083,266 (computed by reference to the price at which the common stock was last sold on such date).

The number of shares of issuer’s common stock, $.01 par value, outstanding on February 28, 2006 was 12,456,648.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of our definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held on April 27, 2006, are incorporated by reference in Part III to the extent described therein.

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

While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons. These risks and uncertainties are discussed in more detail under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in this report and include, but are not limited to:

•	A significant part of our business strategy involves adding new franchise locations, and our failure to grow may adversely affect our business, prospects, results of operations and financial condition.

•	Our franchisees’ financial performance may adversely affect their ability to repay amounts due to us.

•	Our financial condition could be adversely affected if we are unable to fund our loans through sales to third parties.

•	We make certain assumptions regarding the profitability of our securitizations which may not prove to be accurate.

•	The value of the collateral securing our loans to borrowers may be adversely affected by our borrowers’ actions.

•	Potential litigation and regulatory proceedings regarding commissions, fees, contingency payments, profit sharing and other compensation paid to brokers or agents could materially adversely affect our financial condition.

•	We are dependent on key personnel.

•	We may be required to repurchase loans sold with recourse or make payments on guarantees.

•	We may not be able to accurately report our financial results or prevent fraud if we fail to maintain an effective system of internal controls over financial reporting.

•	Efforts to comply with the Sarbanes-Oxley Act will entail significant expenditures; non-compliance with the Sarbanes-Oxley Act may adversely affect us.

•	We compete in a highly regulated industry, which may result in increased expenses or restrictions in our operations.

•	Changes in economic, political and regulatory environments, governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations) could materially adversely affect our operations and financial condition.

We expressly disclaim any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in our views or expectations, or otherwise. We make no prediction or statement about the market performance of our shares of common stock.

PART I

ITEM 1.	BUSINESS.

We sell property and casualty insurance, and other services to individuals and small businesses through our network of more than 560 franchised locations (552 as of December 31, 2005). We provide our franchisees with wealth creation opportunities associated with independent business ownership while offering operational assistance more typical of a large insurance distribution company. In exchange for initial franchise fees and a share of ongoing revenues, Brooke Franchise Corporation provides Brooke franchise agencies with access to the products of many leading insurance companies, marketing assistance and administrative support. As part of our strategy, Brooke Credit Corporation lends to our franchisees to fund the acquisition of franchises or the start up of new franchises. Brooke Brokerage Corporation acts as a wholesale insurance broker for both unaffiliated agents and our franchise agents with respect to hard-to-place and niche insurance and brokers loans for general insurance agencies, captive insurance agencies, funeral homes and other small businesses. We also conduct limited self-insurance operations through our Bermuda captive insurance companies.

For the year ended December 31, 2005, we had total operating revenues and net income of $145,418,000 and $9,705,000, respectively, compared to $101,923,000 and $6,694,000, respectively, for the year ended December 31, 2004.

Brooke Franchise Corporation

Brooke Franchise is one of the largest franchisors of property and casualty insurance agencies in the United States, based on number of locations. We offer to our franchise network access to the products of many leading insurance carriers, marketing and business management support, back office assistance, financial management tools and association with an emerging brand identity. According to Entrepreneur Magazine, January 2006, we were ranked first in our industry category of franchisors of miscellaneous financial services based on factors such as financial strength, stability, growth rate and size of system.

Currently, we franchise businesses primarily in the following three specialties:

•	General insurance services. Franchise locations that sell primarily property and casualty insurance, such as homeowners and small business insurance.

•	Auto insurance services. Franchise locations, typically in a storefront environment, that focus on drivers with higher risk profiles.

•	Business insurance services. Franchise locations that primarily sell property, liability, commercial auto, workers compensation and other insurance to small business owners.

We have also franchised businesses that primarily sell (a) group and individual health insurance, life insurance, annuities and securities, such as mutual funds, or (b) insurance and investments to prepay burial and other funeral expenses, as well as funeral and cremation services.

Based on commission revenue for the year ended December 31, 2005, we generated approximately 75% of our retail commission income from personal lines insurance, such as auto and homeowners insurance, and approximately 25% from commercial lines insurance such as business owners insurance. The following table shows revenues generated through our network of franchise locations by business specialty for the year ended December 31, 2005 (in thousands):

Specialty	Year ended December 31, 2005
General Insurance	$50,877
Auto Insurance	28,338
Business Insurance	26
Other Services	1,249

Total commissions	$80,490

Franchisees. Our franchisees are typically entrepreneurial individuals with experience in the sale of insurance, or, in a limited number of cases, financial services or funeral services, and smaller businesses with annual revenues of less than $1 million. We believe that these entrepreneurial individuals and smaller businesses will benefit from the business, operational and marketing support that we offer. Because they are locally owned and operated by motivated entrepreneurs, we believe that our franchises will perform better than their competitors. Our franchisees generally either convert an existing insurance agency to a franchise or form a new insurance agency. As of December 31, 2005, 2004 and 2003, we had 552, 370 and 234 franchise locations, respectively.

The following table shows the states that have more than fifteen of our franchise locations as of December 31, 2005.

State	Number of Franchise Locations	Property and Casualty Insurance	Conversions	Start up
Texas	101	96	61	40
Kansas	82	82	73	9
Florida	60	58	56	4
California	58	58	50	8
Arizona	34	33	16	18
Missouri	26	26	19	7
Illinois	23	18	17	6
Colorado	23	22	15	8
Virginia	19	19	16	3

The other 20 states in which we operate had a total of 126 franchise locations as of December 31, 2005, of which 114 were property and casualty insurance agencies (including general insurance, auto insurance and business insurance businesses), 87 were conversion franchisees and 39 were start up franchisees. The conversions and start ups include our property and casualty insurance agencies as well as our financial services and funeral services locations.

Support for our franchisees. We offer to our franchisees business opportunities and efficiencies more typical of a large company and other resources, including:

Access to the products of leading insurance carriers. As a general matter, insurance companies require their independent agents to produce specified minimum premium volumes in order to continue selling their products. While smaller insurance agencies can generally meet such minimum premium volumes for one or even a few carriers, it is often difficult for such insurance agencies to meet these minimum requirements for many carriers, thereby limiting the agent’s ability to offer an array of insurance products. We aggregate the insurance premium volumes generated by our franchisees, approximately $585,000,000 for the year ended December 31, 2005, in order to gain access to the insurance products of hundreds of insurance companies, including 11 of the 15 largest property and casualty insurers in the United States, as measured by net premiums written, such as Drive Insurance from Progressive, American International Group, Chubb, St. Paul Travelers and Hartford, and other national carriers such as Safeco and Met Life Auto and Home. This consolidated purchasing power generally allows our franchisees to have far more insurance products to sell than they would have on their own.

Professional marketing. We have a full-service advertising facility and specialized teams of marketing professionals who assist our franchisees in identifying potential customers, developing cooperative advertising and measuring marketing effectiveness. Our lead generation system, which includes referrals from insurance companies, lead brokers, e-mail solicitations and our on-line quote request system, helps our franchisees identify prospective customers. We employ a total of 25 marketing professionals to serve our growing network.

Business administration. We provide a range of administrative support services to our franchisees that enhance operating efficiency. First, we provide cash management services such as daily consolidation of all cash collected by franchisees and reconciliation of sales commissions and other revenue to the franchisee’s account statement. As part of our cash management services, in order to assist our franchisees with the monthly fluctuation of revenues, we also make short-term commission advances to our franchisees, which we generally expect to be repaid within 120 days. As of December 2005, there was approximately $4,047,000 of principal amount of these commission advances outstanding, of which $1,859,000 had been outstanding for more than 120 days. We also make advances to franchisees for long-term producer development, including hiring and training of new franchise employees, and for other reasons not related to monthly fluctuations of revenues. As of December 2005, there were approximately $3,334,000 of commission advances outstanding for such purposes, of which $527,000 had been outstanding for more than 90 days. Second, we store our franchisees’ customer documents as electronic images and maintain customer name and address data for accurate ownership identification. Third, we have established buying groups to assist our franchisees in the purchase of office equipment, supplies and services at bulk discounted rates that may otherwise be unavailable to them.

Financial discipline. We work with our franchisees to devise budgets and action plans to help enhance agency performance. We monitor our franchisees’ performance and work with our franchisees to address negative operating trends. As a result, we generally can identify those franchisees who may have difficulty in meeting their obligations to Brooke Credit or who may become unable to repay short-term commission advances within the specified 120-day period. In cases where we identify financial or operational problems, we generally can help instill greater financial discipline by establishing expense controls, making changes in management or, in severe cases, assuming day-to-day management of the franchise pursuant to a management agreement.

Buyers assistance. We assist our franchisees in the acquisition and conversion of businesses into our franchises. Our services include pre-closing inspections, human resources reviews, facilities and operations reports, marketing and training plan development and operational consulting.

We believe that these resources and systems provide our franchisees the ability to compete favorably against both small independent agencies and the “captive” insurance agencies controlled by large insurance companies, such as Allstate Insurance Group, State Farm, Farmers Insurance and Nationwide Group. We believe that our franchisees have significantly greater resources, including access to the products of many insurance carriers, than most small, independently owned property and casualty insurance agencies. Further, we believe our franchisees’ ability to offer their customers the products of many insurance carriers provides them with a competitive advantage over “captive” insurance agencies, who generally can offer to their customers only the products of their affiliated insurance carrier.

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

Franchise fees. We earn initial franchise fees from franchisees converting an existing agency into a new franchise and from those franchisees starting up a new franchise. These fees include:

•	Basic services fees. In exchange for a basic franchise fee of $135,000 per location ($125,000 per agreement in 2005), we provide our conversion and start up franchisees with a business model, use of a registered trade name, access to the products of our insurance company suppliers and use of our Internet-based management system.

•	Buyers assistance fees. For those franchisees acquiring and converting an existing insurance agency into one of our franchised locations, we provide, among other things, an inspection of the agency to be acquired, human resources review, and a conversion and marketing transition strategy. Initial franchise fees associated with these services usually equal approximately 50% of the annual gross revenues of the agency to be acquired and converted, less the initial franchise fees for basic services.

•	Start up assistance fees. In 2004, we began recruiting experienced insurance agents to start up new business locations, opening 41 new start up locations that year and 106 new start up locations in 2005. We did not charge any additional initial franchise fees for start up services provided to these franchisees other than our fee for basic services.

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

The following table shows the revenues and fees we received from our franchisees for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year ended December 31,
	2005	2004	2003
Share of Ongoing Revenues(1)	$16,257	$10,894	$5,359
Initial Franchise Fees
Basic Services	19,375	8,795	425
Buyers Assistance	10,133	8,122	8,147
Seller Consulting Fees	4,916	5,236	4,109

(1)	Share of ongoing revenues represents Brooke Franchise’s insurance commissions less commission expense.

Brooke Credit Corporation

Brooke Credit specializes in lending to our franchisees to fund the acquisition of our franchises, initial franchise fees, and, in certain cases, working capital needs. We also extend credit to borrowers to acquire non-franchised businesses such as captive insurance agencies, general insurance agencies specializing in hard-to-place insurance sales and funeral homes. We believe that our acquisition financing, which can be difficult for insurance entrepreneurs to access, helps facilitate independent ownership and helps us to grow our franchise network.

Business model. Brooke Franchise and specialized business consultants assist Brooke Credit in monitoring our borrowers’ business performance, identifying negative operating trends and providing management expertise to address these trends. To reduce our risk of loss on loans made to our franchisees, we have developed tools to preserve collateral and mitigate losses, including:

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

In the case of non-franchised loans, such as funeral home loans, we use specialized business consultants and industry experts to assist us with collateral preservation and loss mitigation.

Loan origination. We originate loans through referrals from Brooke Franchise because of its extensive recruiting review process and its franchisee management systems. We also originate loans through submissions from loan brokers and consultants who we believe can refer high quality borrowers in businesses such as insurance agencies and funeral homes. The following table shows information regarding our loans as of or for the years ended December 31, 2005, 2004 and 2003, as the case may be (dollars are shown in thousands):

	Year ended December 31,
	2005	2004	2003
Loan balances outstanding	$277,414	$183,384	$112,732
Loan balances held by participating lenders	92,608	85,414	72,031
Loan balances held by securitization entities	140,865	53,326	29,891
Loan balances held on our balance sheet	43,941	44,644	10,810
Gain on sale recognized	7,435	2,475	4,368
Loan origination fees	2,640	2,421	1,132
Interest and servicing income	10,360	5,072	1,819
Number of loans outstanding to franchisees	860	655	403
Number of loans outstanding to non-franchisees	101	77	52

No amounts of recourse loans or loans associated with securitizations were charged off during the year ended December 31, 2005 and no such loans were delinquent 60 days or more as of December 31, 2005. Of inventory loans, principal balances of approximately $627,000 were 60 or more days past due as of December 31, 2005, and $13,000 had been charged off. However, we believe that credit problems of our borrowers are more likely to be identified when Brooke Franchise collects franchisees’ monthly statement account balances than by monitoring Brooke Credit’s loan delinquencies.

In instances where our borrowers have failed to perform, we usually have been able to assume management of the franchise in question, address any relevant operating problems and then sell or facilitate the sale of the franchise to another interested party. In these cases, the franchise management expertise of Brooke Franchise and our access to the franchisee’s customer and other records have been critical in allowing us to preserve the value of the franchise and to ultimately achieve full or substantial repayment of the loan principal. Generally, there have been minimal charge-offs on our loans because we generally receive the commissions directly from insurance companies and deduct the loan payments prior to remitting the balance to our borrowers.

Loan funding. We fund our loans primarily by selling participation interests in individual loans and selling investments in pools of our loans to an active network of more than 130 commercial banks and finance companies that we have developed. Although traditional lenders typically avoid making acquisition and other loans to insurance agencies directly, our network of funding institutions has been willing to purchase loans from Brooke Credit because of our collateral preservation and loss mitigation tools. To provide short-term financing for our lending operations, in August 2004, we secured a $50 million line of credit through DZ Bank AG Deutsche Zentral-Genossenschaftsbank. The line of credit was increased to $80 million in August 2005. As of

December 31, 2005, we had approximately $8,365,000 in loans pledged in connection with this line of credit and approximately $73,922,000 available under this line of credit. We expect that this line of credit will be repaid substantially in full upon the completion of each sale of securities backed by a pool of our loans.

Included in our funding programs are a non-rated participation funding program, a self-insured funding program, and a rated securitization funding program. First, our non-rated participation program involves the sale of non recourse loan participation interests in individual loans to our network of commercial banks and finance companies. The sole source of repayment is our borrowers. Second, our self-insured funding program involves the sale of non recourse participation interests in loans that are insured by a financial guaranty policy issued by one of our captive insurance companies. The financial guaranty policy provides coverage, under certain circumstances, for participating lenders, and the policy premiums are paid by our borrowers as part of the loan closing costs. The financial guaranty policy covers actual losses experienced by participating lenders after full liquidation of collateral and application of liquidation proceeds to loan balances and collection costs. Coverage is subject to a maximum of up to $5,000,000 and a deductible equal to 1% of the original principal amount and expires when 50% of the principal balance is repaid. Finally, our rated securitization funding program involves the sale of securities backed by a pool of our loans. Under a typical securitization of these loans, we sell a pool of secured loans to a special purpose entity, generally a limited liability company. The special purpose entity, in turn, usually issues securities that are collateralized by the pool and the holders of those securities are entitled to participate in certain pool cash flows. We have sold five issues of such securities backed by insurance agency loan assets, all of which have an “A” rating from Standard & Poor’s Ratings Services.

Brooke Brokerage Corporation

Brooke Brokerage serves as a wholesale insurance broker and has binding authority on behalf of certain insurance companies. We assist both unaffiliated agents and franchise agents in finding insurance coverage for hard-to-place and niche risks. In 2005, Brooke Brokerage also began to use its industry contacts and expertise in insurance brokerage to broker loans for, and consult with, general insurance agencies, captive insurance agencies and funeral homes. Through our Bermuda captive insurance companies, we also self insure a portion of our errors and omissions insurance and financial guaranty policies on loans Brooke Credit has made. On December 31, 2005, the captive insurance companies were sold to Brooke Investments, Inc., an affiliate of Brooke Brokerage.

We believe that engaging in insurance brokerage allows us to support our franchisees by providing services that would otherwise be provided by a third party. As a result, we are able to generate additional revenues without placing additional costs on our franchisees. We place business with approximately 10 major carriers and syndicates including Scottsdale Insurance Company, ACE European, Penn America and Penn Select Insurance Companies, United National Insurance Company, Burlington Insurance Group, Inc., Sagamore Insurance Company, Founders Insurance Company and Lloyds of London syndicates.

The following table shows wholesale commissions and premiums received by Brooke Brokerage through its subsidiaries for the years ended December 31, 2005, 2004 and 2003 (in thousands):

	Year ended December 31,
	2005	2004	2003
Wholesale commissions	$6,382	$6,285	$5,596
Premiums earned
DB Indemnity, Ltd.	945	401	283
DB Group, Ltd.	0	0	0

DB Indemnity, Ltd., a captive insurance company wholly owned by us, self insures a portion of our errors and omissions insurance and issues financial guaranty policies on loans we have made. As of December 31, 2005, DB Indemnity had statutory capital and surplus of $2,147,000. DB Indemnity is a Class 1 Bermuda Captive Insurer, which means that it is only allowed to insure our risks, and not those of unaffiliated third parties.

Beginning in 2006, The DB Group, Inc., a Class 3 Bermuda Captive Insurer wholly owned by us, will replace DB Indemnity, Ltd. as the self-insurer of a portion of our errors and omissions insurance. We discontinued plans to reinsure selected hard-to-place and niche insurance policies placed by us with unaffiliated insurance companies to unaffiliated policyholders through The DB Group, Ltd. As of December 31, 2005, The DB Group, Ltd. had not written any policies and had statutory capital and surplus of $1,063,000.

On January 23, 2006, the Company entered into a definitive agreement to acquire all of the capital stock of Generations Bank from Kansas City Life Insurance Company for $10.1 million in cash. Generations Bank is a federal savings bank currently located in Kansas City, Missouri. The closing of the stock transaction is subject to regulatory approvals, the existence as of the closing date of not less than $8.2 million in the bank’s GAAP books equity, and standard closing conditions. If approved by the regulators and other closing conditions are met, we expect to use Generations Bank to offer banking services through our franchisees. We believe that a bank acquisition will provide an inexpensive distribution channel for the bank and increase the value of our franchise relationship to independent insurance agents.

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

Identify insurance agencies for sale. We use tools such as Internet advertising, direct mail campaigns, magazine and newsletter advertisements, e-mail campaigns and our web site to identify potential sellers of insurance agencies.

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

Provide the needed financing. A loan originated by Brooke Credit for one of our new franchisees typically calls for a 5-to-10% down payment; a 12-to-15 year maturity; a personal guarantee by the principals of the franchise; an interest rate based on a spread over the New York prime rate; and, loan origination fees. On the same date the loan is originated, we either: (1) retain the loan in our inventory; (2) sell up to 100% of the loan as a participation interest without recourse; or (3) fund the loan through our warehouse credit line and later package it with other loans to be sold as rated securities.

In a typical start up transaction, we identify a qualified entrepreneur, enter into our franchise agreement with the entrepreneur, assist in the opening of the new location and provide short-term financing. Typically, after the start up franchise’s first 18 months of operations, we extend permanent financing to qualified start up franchisees on terms generally similar to those provided in a conversion transaction.

Industry Opportunity

We believe that the large number of both independent insurance agents and small insurance agencies in the United States offers us a significant opportunity to recruit experienced agents and agencies to start up their own franchise locations or to convert to one of our franchises. According to the FutureOne 2004 Agency Universe Study conducted by the Independent Insurance Agents and Brokers of America, there were approximately 39,000 independent insurance agencies in the United States in 2004. Of these insurance agencies, over 20,000 had annual revenues of between $150,000 and $1.25 million. Additionally, according to the U.S. Department of Labor, Bureau of Statistics, in 2004, there were approximately 400,000 individual licensed insurance agents in the United States. We also believe that the average age of these independent agents has been increasing, resulting in increased demand for liquidity and potential availability of agencies for sale.

Corporate Structure and Business History

Brooke Corporation was incorporated under the laws of the State of Kansas on January 22, 1986, under the name of Brooke Financial Services, Inc. We subsequently amended our articles of incorporation, changing our name to Brooke Corporation. Our principal office is located at 10950 Grandview Drive, Suite 600, Overland Park, Kansas 66210. We are a controlled company. Brooke Holdings, Inc., which owned approximately 47% of our outstanding common stock as of December 31, 2005, Robert D. Orr, Leland G. Orr, Shawn T. Lowry, Michael S. Lowry, Anita F. Larson and Kyle L. Garst, together owned approximately 53% of our outstanding common stock as of December 31, 2005, and have agreed to vote their shares of common stock together as a group. We are a holding company that owns, directly or indirectly through another subsidiary, 100% of the ownership of all our subsidiaries. Our primary business operations are conducted by our subsidiaries.

In 1986, we acquired our first property and casualty insurance agency. In 1996, we adopted a “franchise” approach to expansion and developed a lending program under Brooke Credit to facilitate agency ownership transfers. In 2000, we elected to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, and thereafter began filing periodic reports with the Securities and Exchange Commission. In 2002, we obtained a posting on the OTCBB to offer our shareholders increased liquidity and then subsequently listed on the American Stock Exchange in 2003. Also in 2003, Brooke Credit completed its first two securitizations of insurance agency loans. In 2004, we secured a $50 million line of credit through DZ Bank to assist Brooke Credit in the short-term funding of its franchisee loans. In June 2005, our common stock began trading on the Nasdaq National Market. In August 2005, we increased our line of credit through DZ Bank to $80 million. We announced the opening of our 500th franchise location in November 2005. Brooke Credit completed its fifth securitization in December 2005.

Competition

As a franchisor of property and casualty insurance agencies, we seek to grow our network of franchises primarily through conversions of existing insurance agencies to franchises and through start up franchise agencies. Our competition for these agencies and experienced agents includes large insurance companies that recruit insurance agents and agencies into their systems, such as Allstate Insurance Group, Nationwide Group and State Farm, all of which are larger and have greater financial resources than us. Because the larger insurance brokers and agents generally seek to acquire agencies with revenues greater than those we acquire, we believe that our franchising strategy offers an attractive alternative for smaller insurance agencies. We also face competition from regional franchisors of insurance agencies, such as Fed USA Insurance/Financial Services and DCAP Group, Inc., and networks of independently owned insurance agencies, such as Strategic Independent Agents Alliance and The Iroquois Group.

Our franchisees primarily compete against independent insurance agencies located in their communities, against the locally-placed “captive” insurance agencies of large insurance companies and against large insurance agencies and brokers. Our franchisees compete against these companies for the insurance business of the individual and small business end-customers. The popularity of Internet sales and the passage of the Financial

Services Modernization Act also have increased the number of potential insurance and financial services competitors. In the sale of other financial services, our competitors include independent securities representatives, life insurance agents and securities dealers. In funeral and final expense services, competitors of our franchisees include independent, regional and multinational operators of funeral homes, crematoria and cemeteries, as well as publicly traded companies that expand through acquisitions of smaller funeral services providers. In addition, our franchisees face significant competition with respect to pre-need insurance policies, pre-need trusts and other products.

In our lending business, our financing services compete against other lenders, primarily banks and other traditional lenders, who have substantially greater resources and market presence than we do. However, most traditional lenders will not finance agency acquisitions due to the intangible nature of the collateral typically offered to secure such loans.

Our insurance brokerage product line competes for business with a large number of brokerage companies, some of which are independently owned and others of which are owned by major retail insurance agency companies. Many independent insurance agents and insurance brokers have developed insurance programs for specific market niches and provide significant competition.

There are many independent loan brokers and lending institutions that compete for the loan brokerage business sought by our brokerage subsidiary. However, we believe that our industry contacts and the limited markets in which we compete for loans distinguish us from other brokers and lenders.

Service Marks, Trademarks and Patents

We sell our services and products under service marks and trademarks, license the use of certain marks to our franchisees, and attempt to obtain protection for these marks by registration with the United States Patent and Trademark Office. We consider these service marks and trademarks, in the aggregate, to be of material importance to our business, particularly our business segments providing services and products under the “B BROOKE” and design marks and other marks that utilize our “Brooke” name. We have no registered patents that are material to our business.

Employees

We employed 647 people as of December 31, 2005, of which 550 were employed on a full-time equivalency basis (work 37.5 hours or more per week). Of these employees, Brooke Corporation employed 49 people, Brooke Franchise employed 550 people, Brooke Credit employed 14 people, and Brooke Brokerage subsidiaries employed 34 people. We have never had a work stoppage, and none of our employees are currently represented under collective bargaining agreements. We consider our relations with our employees to be good.

Suppliers

Most of our revenues currently result from our franchisees’ sales of insurance policies. As such, our primary suppliers are insurance companies, and we have direct and indirect agency relationships with several hundred insurance companies, including several of the leading writers of personal lines and commercial insurance in the United States. Our largest suppliers include Drive Insurance from Progressive, Safeco Insurance Company, AIG Insurance Company, St. Paul Travelers and Allied Insurance Company, which together account for approximately 28% of the commissions generated by our franchisees. We have agency agreements with each of the suppliers listed above.

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

We and our franchisees are subject to state laws and regulations pertaining to the charging of fees by insurance agents and brokers and the rebating of premiums and/or commissions. The charging of fees and/or rebating may be prohibited in some states or permitted in others with or without certain limitations. Where permitted, the charging of fees may require that certain disclosures be given to customers and/or that customers agree to the fees in writing. The regulation of rebating can extend to an agent giving anything of value to a customer to induce the purchase of a policy or in connection with the purchase of a policy.

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

Brooke Credit’s lending activities are targeted to businesses and are generally unregulated. However, usury and other laws may apply. Although we do not typically make consumer loans, Brooke Credit is licensed as a consumer finance company in Kansas.

There are many states that have statutes regulating the activities of brokering loans or providing credit services to individuals or businesses. Such laws may pertain to the receipt of advance fees, misrepresentations or omissions to state any material facts in connection with loans or services, engagement in fraud or deception or registration.

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

If the acquisition of Generations Bank closes, we will be regulated by the United States Office of Thrift Supervision, which has the authority to regulate, examine and take enforcement action against banks with respect to their financial condition and deposit, lending, investment and other operations.

We believe that we are currently in material compliance with all state, federal and foreign regulations to which we are subject and we are unaware of any pending or threatened investigation, action or proceeding by any state, federal or foreign regulatory agency involving us that would have a material adverse effect on us.

ITEM 1A.	RISK FACTORS.

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

We have credit exposure with respect to loans made to our franchisees and with respect to our franchisees’ monthly statement balances. We lend money to our franchisees to acquire businesses and, in addition, we assist our franchisees by financing long-term producer development, cyclical fluctuations of revenues, receivables and payables. We make loans to help our franchisees with monthly fluctuations of revenues and record these advances on our franchisees’ monthly statements. We also grant temporary extensions of due dates for franchisee statement balances owed by franchisees to us. To fund long-term producer development of our franchisees, including hiring and training costs, we also extend credit to our franchisees which we refer to as “non-statement balances.” Our franchisees depend on commission income to pay amounts due to us in respect of their loans, in respect of their statement balances, and in respect of their non-statement balances used to finance long-term producer development. If our franchisees’ businesses are not successful, they may be unable to pay statement or non-statement balances to us and may be unable to repay their loans, any of which would have a detrimental effect on us. As of December 2005, franchise statement balances totaled approximately $4 million, of which approximately $1.9 million we identified as “watch” balances because the balances were not repaid in full at least once in the previous four months. Non-statement balances totaled $3.3 million owed to us by our franchisees, of which $527,000 had been outstanding for more than 90 days.

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

The loans we make to our franchisees and other borrowers through Brooke Credit typically bear interest at a variable or floating interest rate. To the extent that market interest rates increase, our borrowers may be unable to make debt service payments. As a result, an increase in market interest rates will increase the risk of default on the loans made by us. The risk associated with rising interest rates will increase if coupled with a flattening or decreasing of property and casualty insurance premiums, and thus commissions. As well, an increase in interest rates could cause certain insurance companies to reduce their premium rates in an effort to sell more insurance and invest the resulting premiums in fixed-income securities to get the benefit of these higher rates. In such event, the amount of commissions our franchisees earn could be adversely affected, further increasing the risk of default on loans made by us to our franchisees. See “Our business is dependent on the cyclical pricing of property and casualty insurance, which may adversely affect our franchisees’ performance and, thus, our financial performance.”

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

Under a typical asset-backed securitization, we sell a “pool” of secured loans to a special-purpose entity, generally a limited liability company. The special-purpose entity, in turn, typically issues securities that are collateralized by the pool and the holders of the securities are entitled to participate in certain pool cash flows. Several factors will affect our ability to sell participation interests in our loans and to complete securitizations, including:

•	conditions in the securities markets, generally;

•	conditions in the asset-backed securities markets;

•	the credit quality and performance of our financial instruments and loans;

•	our ability to adequately service our financial instruments and loans;

•	our ability to monitor our borrowers and to implement collateral preservation; and

•	the absence of any material downgrading or withdrawal of ratings given to securities previously issued in our securitizations.

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

We derive a portion of our revenues from carrier override and contingent or profit sharing commissions based upon the terms of the contractual relationships between our insurance companies and us. Carrier override commissions are commissions paid by insurance companies in excess of the standard commission rates on specific classes of business. These amounts may be, but are not always, contingent on achieving a specific premium volume or profitability of the business. Contingent or profit sharing commissions are commissions paid by insurance companies based on the estimated profit that the companies make on the overall volume of business that we place with such companies. We generally receive these contingent commissions in the first and second quarters of each year. We do not account for carrier overrides separately. However, contingent or profit sharing commissions accounted for approximately four percent of our total revenues for the year ended December 31, 2005.

Due to the nature of these commissions, it is difficult for us to predict their payment. Increases in loss ratios experienced by insurance companies will result in a decreased profit to them and may result in decreases in payments of contingent or profit sharing commissions to us. Furthermore, we have no control over insurance companies’ ability to estimate loss reserves, which affects our profit sharing calculation. In addition, tightening of underwriting criteria by certain insurance companies, due in part to high loss ratios, may result in a lower volume of business that we are able to place with them. Our company override and contingent or profit sharing commissions affect our revenues, and decreases in their payment to us may have an adverse effect on our results of operations.

Potential litigation and regulatory proceedings regarding commissions, fees, contingency payments, profit sharing and other compensation paid to brokers or agents could materially adversely affect our financial condition.

The insurance industry has in recent years come under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to contingent compensation and other volume or profit based compensation arrangements. Attorneys General have issued subpoenas to various insurance brokerages and insurance companies. Certain of these investigations have led to complaints being filed against brokerages and insurance companies and some brokerages and insurance companies have stated that they will discontinue accepting or making, respectively, volume based and profit based payments. In addition to government investigations, class action lawsuits relating to these business practices have been filed against various members of the insurance industry. Negative publicity associated with these investigations, lawsuits and resulting settlements have precipitated increased volatility in the prices of securities issued by companies throughout the insurance industry. We have received inquiries from departments of insurance which are related to such compensation arrangements or are related to unethical or unlawful sales practices. These inquiries were not related to specific or general allegations of wrongdoing on our behalf. Rather, these inquiries were sent to numerous agents and brokers based upon their status as a licensed agent or broker, the volume of business they produce or other factors unrelated to allegations of wrongdoing. We cannot predict whether we will receive further inquiries or will receive subpoenas, or will become subject to investigations, regulatory actions, proceedings or lawsuits. The outcome of any such subpoena, investigation, regulatory action, proceeding or lawsuit could have a material adverse effect on our business or financial condition.

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

Our ability to successfully identify suitable acquisition candidates, complete acquisitions, convert acquired businesses into our franchisees, and expand into new markets will require us to continue to implement and improve our operations, financial and management information systems. Our new franchises may not achieve levels of revenue, profitability, or productivity comparable to our existing franchises, or otherwise perform as expected. In addition, when we make an acquisition and effect a conversion, we are subject to a number of special risks, such as entry into unfamiliar markets and unanticipated problems or legal liabilities, some or all of which could have a material adverse effect on our results of operations and financial condition.

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

The Sarbanes-Oxley Act of 2002 that became law in July 2002 and rules subsequently implemented by the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. require changes to some of our accounting and corporate governance practices, including the requirement that we issue a report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act. If we are an accelerated filer (as defined in Exchange Act Rule 12b-2) as of June 30, 2006, we will be required to comply with Section 404 of the Sarbanes-Oxley Act with respect to the year ended December 31, 2006, and if not an accelerated filer, with respect to the year ended December 31, 2007. We expect these new rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and/or costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm the value of our common stock.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results will be harmed. In the last two years, we have made significant changes to our operations to improve our internal controls and have hired several individuals who have accounting experience, have accounting degrees and/or are certified public accountants. As a result of these improvements, our independent auditor’s letters to our audit committee in connection with the audits of our 2004 and 2005 results did not note any material weaknesses. We have, in the past, discovered and may in the future discover areas of our internal controls over financial reporting that need improvement. For example, during the audit of our 2003 financial statements, our independent auditors noted certain reportable conditions involving our internal controls and operations, primarily relating to accounting oversight, and indicated that our lack of accounting personnel was a material weakness. In connection with our 2004 audit, our independent auditor noted reportable conditions relating to accounting staff shortages and the need for additional documentation in support of estimates related to revenue recognition. No reportable conditions were noted by our independent auditor in connection with the audit of our financial statements for 2005. To address past reportable conditions, we are continuing to take steps to improve our internal controls. For example, in addition to the hiring additional accounting staff, we have engaged independent accounting firms to assist our internal accounting staff with financial reporting and other accounting related matters. We cannot be certain that these measures, and any other steps we may take, will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operations or results or cause us to fail to meet our reporting obligations.

As a public company we are subject to the reporting requirements of the Sarbanes-Oxley Act of 2002. Beginning with the year ending December 31, 2006 (or December 31, 2007, depending upon the value of our common stock held by non-affiliates as of June 30, 2006), our management will be required to annually assess and report on our internal controls over financial reporting. We cannot assure you that our management will be able to complete its required assessment by our reporting deadline. If we are unable to adequately establish or improve our internal controls over financial reporting, we may report that our internal controls are ineffective and our independent auditors will not be able to issue an unqualified opinion on the effectiveness of our internal controls. Ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock or could affect our ability to access the capital markets, and which could result in regulatory proceedings against us by, among others, the U.S. Securities and Exchange Commission.

Our dependence on initial franchise fees creates an incentive for us to extend credit to borrowers that may not meet our stringent underwriting guidelines.

A significant part of our revenues are derived from one-time initial fees we receive from assisting franchisees and others with the acquisition of businesses. Generating fees is largely dependent on our franchisees’ and others’ ability to obtain acquisition financing from Brooke Credit. Our dependence on these initial fees creates an incentive for us to extend credit to borrowers that may not meet our stringent underwriting criteria. Our failure to follow stringent underwriting guidelines could adversely affect the quality of the loans we make and adversely affect our financial condition and results of operations.

Because a significant part of our loans and insurance-related revenues derive from operations located in five states, our business may be adversely affected by conditions in these states.

A substantial portion of our loans and insurance-related revenues derive from operations located in the states of Texas, Kansas, Florida, California and Missouri. Our franchisees’ and our revenues and profitability are affected by the prevailing regulatory, economic, demographic, weather, competitive, industry and other conditions in these states. Changes in any of these conditions could make it more costly or difficult for our franchisees and us to conduct our business. Adverse regulatory or industry developments in these states, which could include fundamental changes to the design or implementation of the insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

Losses sustained by our Bermuda captive insurance companies may adversely affect us.

Our captive insurance company subsidiary, DB Indemnity, Ltd., domiciled in Bermuda, is directly liable for losses and loss adjustment expenses under the terms of the insurance policies that it writes. In 2006, The DB Group, Ltd., also domiciled in Bermuda, will write some insurance policies relating to our errors and omissions coverage. DB Indemnity and The DB Group are required by Bermuda law to maintain minimum levels of statutory capital and surplus. In addition, each of DB Indemnity and The DB Group is required to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than a specified percentage of the amount of its relevant liabilities.

If DB Indemnity and The DB Group fail to accurately assess the risks they assume, they may fail to establish appropriate premium rates and their reserves may be inadequate to cover their losses. Claim reserves represent estimates involving actuarial and statistical projections at a given point in time of expectations of the ultimate settlement and administrative costs of claims incurred. Captives use actuarial models as well as historical industry loss development patterns to assist in the establishment of appropriate claim reserves. For both casualty and property losses, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates of DB Indemnity and The DB Group. If the claim reserves of DB Indemnity and/or The DB Group are determined to be inadequate, one or both of them will be required to increase claim reserves with a corresponding reduction in net income in the period in which the deficiency is rectified. Even though most insurance contracts have policy limits, the nature of property and casualty insurance and reinsurance is that losses can exceed policy limits for a variety of reasons and could significantly exceed the premiums received on the underlying policies. Our captives have not incurred any claims or claims expenses; however, claims, claims settlement patterns, legislative activity, social and economic patterns, and litigation and regulatory trends, all of which are difficult to predict, may have a substantial impact on the future loss experience of DB Indemnity and/or The DB Group. If the reserves of DB Indemnity and/or The DB Group are insufficient to cover claims, this could have a material adverse effect on future earnings DB Indemnity and/or The DB Group contribute to the Company and, accordingly, could have a material adverse effect on our prospects. In addition, if the reserves of DB Indemnity or The DB Group are insufficient to cover claims, because the risks insured are risks of the Company and its franchisees, in some instances, we may have to pay losses for which the reserves of DB Indemnity or The DB Group were not adequate to cover.

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

Concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services. Our failure to successfully prevent security breaches could significantly harm our business, reputation and results of operations and could expose us to lawsuits by state and federal consumer protection agencies, by governmental authorities in the jurisdictions in which we operate, and by consumers. Anyone who is able to circumvent our security measures could misappropriate proprietary information, including personal customer data, cause interruptions in our operations or damage our brand and reputation. A breach of our security measures could involve the disclosure of personally identifiable information and could expose us to a material risk of litigation, liability or governmental enforcement proceedings. We cannot assure you that our financial systems and other technology resources are completely secure from security breaches, password lapses or sabotage, and we have occasionally experienced attempts at “hacking.” We may be required to incur significant additional costs to protect against security breaches or to alleviate problems caused by any of these types of breaches. Any well publicized compromise of our security or the security of any other Internet provider could deter people from using our services or the Internet to conduct transactions that involve transmitting confidential information or downloading sensitive materials, which could have a detrimental impact on our franchise network. Furthermore, computer viruses may affect our ability to provide our services and adversely affect our revenues. Moreover, if a computer virus affecting our system were highly publicized, our reputation could be significantly damaged, resulting in the loss of current and future franchisees and customers.

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

Our management, facilities and labor force may be insufficient to accommodate expected growth.

If we grow more quickly than anticipated, our management, facilities and labor force may become insufficient to accommodate our expected growth. Also, although we have safeguards for emergencies and have arranged for back-up facilities to process information if the processing center in Phillipsburg, Kansas is not functioning, the occurrence of a major catastrophic event or other system failure at our processing center could interrupt document processing or result in the loss of stored data.

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

As of December 31, 2005, Robert D. Orr, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 47% of our outstanding common stock and is the designated representative of the controlling group of shareholders that owns approximately 53% of our outstanding common stock. As a result, he is able to exert significant influence over:

•	the nomination, election and removal of our board of directors;

•	the adoption of amendments to our charter documents;

•	our management and policies; and

•	the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

Mr. Orr’s interests may conflict with the interests of other holders of our common stock and he may take actions affecting us with which other shareholders may disagree. For example, in order to retain control in the controlling group, Mr. Orr may decide not to enter into a transaction in which our shareholders would receive consideration for their shares that is much higher than the cost of their investment in our common stock or than the then current market price of our common stock. Any decision regarding the ownership of our company that Mr. Orr may make at some future time will be in his absolute discretion.

We are a controlled company that is exempt from certain stock exchange corporate governance requirements.

Our common stock is currently listed on the Nasdaq National Market. Nasdaq generally requires a majority of directors to be independent and requires audit, compensation and nominating committees to be composed solely of independent directors. However, under the rules applicable to Nasdaq, if a group of shareholders owns more than 50% of the voting power of a listed company, that company is considered a “controlled company” and, except for the rules relating to independence of the audit committee and meetings of the independent directors in executive sessions, is exempt from these independence requirements. We are a controlled company because Brooke Holdings, Inc., Robert D. Orr, Leland G. Orr, Shawn T. Lowry, Michael S. Lowry, Anita F. Larson and Kyle L. Garst, together own approximately 53% of our outstanding common stock, and have orally agreed to vote their shares of common stock together as a group. The right to nominate, elect and remove directors rests solely with the representative of our controlling shareholder group. A majority of our directors are not independent and our shareholders do not have, and may never have, all the protections that these rules are intended to provide. If we become unable to continue to be deemed a controlled company, we would be required to meet these independence requirements and, if we are not able to do so, our common stock could be delisted from the stock exchange on which it is listed.

Our relatively low trading volume may limit shareholders’ ability to sell their shares.

Although shares of our common stock are listed on the Nasdaq National Market, our average daily trading volume has been approximately 10,000 shares during the three months ended February 28, 2006. As a result of this low trading volume, shareholders may have difficulty selling a large number of shares of our common stock in the manner or at the price that might be attainable if our common stock were more actively traded.

The price of our common stock may fluctuate significantly, which may make it difficult for shareholders to resell common stock when they want or at a price they find attractive.

Since January 1, 2005, our common stock has traded at prices ranging between $9.75 and $26.25 on the American Stock Exchange (until June 17, 2005) or the Nasdaq National Market (on and after June 20, 2005). We expect that the market price of our common stock will continue to fluctuate. Our common stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•	actual or anticipated variations in our quarterly operating results;

•	actual or anticipated changes in the dividends we pay on our common stock;

•	recommendations by securities analysts;

•	changes in interest rates and other general economic conditions;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns, litigation, regulatory changes and other issues in our industry;

•	geopolitical conditions such as acts or threats of terrorism or military conflicts; and

•	relatively low trading volume.

Kansas law and our articles of incorporation and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that shareholders may consider favorable.

Certain provisions of our articles of incorporation and our bylaws and of Kansas law may discourage, delay or prevent transactions that our shareholders may consider favorable, including transactions that could provide for payment of a premium over the prevailing market price of our common stock, and also may limit the price that investors are willing to pay in the future for our common stock. For example, our articles of incorporation contain provisions, such as allowing our board of directors to issue preferred stock with rights superior to those of our common stock without the consent of our shareholders, which could make it more difficult for a third party to acquire us without the consent of our board of directors. In addition, our bylaws establish that our independent directors have neither the right nor the obligation to vote for the nomination, election or removal of directors of our company; those rights and obligations rest solely with the representative of our controlling shareholder group.

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

In Phillipsburg, Kansas, we own a processing center, lease a facilities center, and are constructing an advertising center which is expected to be completed in 2006. We lease additional regional offices in Englewood, Colorado, Nashville, Tennessee, Dallas, Texas, and Sacramento, California, as well as brokerage underwriting offices, franchise customer service centers and auto insurance sales centers in other locations in the United States. We, or our subsidiaries, may acquire or lease real estate for use in our subsidiaries’ operations and for lease, sublease or license to franchisees.

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

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2005.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT.

Name	Age	Position(s)
Robert D. Orr	52	Chairman of the Board and Chief Executive Officer
Leland G. Orr	43	Chief Financial Officer, Treasurer and Assistant Secretary
Anita F. Larson	44	President and Chief Operating Officer
James H. Ingraham	52	General Counsel and Secretary
Michael S. Hess	50	Vice President of Brooke Brokerage Corporation and President of CJD & Associates, L.L.C.
Shawn T. Lowry	31	President of Brooke Franchise Corporation
Michael S. Lowry	30	President of Brooke Credit Corporation
Kyle L. Garst	36	Senior Vice President of Brooke Franchise Corporation

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

Michael S. Hess, Vice President of our direct subsidiary, Brooke Brokerage Corporation, and President of our indirect subsidiary, CJD & Associates, L.L.C., was one of our original investors. Mr. Hess served on our board of directors from 1990 until January 2005, as our President from 1996 until 2003, and as our Vice President from 1988 until 1996. In 2002, Mr. Hess became President and a director of CJD & Associates, L.L.C., a Kansas limited liability company and wholesale insurance broker, upon its acquisition by us. He was President and a director of Brooke Brokerage Corporation, a holding company that owns CJD & Associates, L.L.C., from its formation in December 2004 until December 2005, at which time he became Vice President of Brooke Brokerage. He continues to focus his efforts on the insurance and loan brokerage segment of our business. Prior to joining us, Mr. Hess was employed by Western Resources, Inc. (now Westar Energy, Inc.), a utility company in Topeka, Kansas.

Shawn T. Lowry, President of Brooke Franchise Corporation, one of our subsidiaries, has served in such capacity since April 2003 and as a director of such corporation since February 2003. Mr. Lowry joined Brooke Corporation in 1996 as Corporate Sales Representative, was appointed Vice President and Missouri State Manager in 1998, became Vice President and Regional Manager in January 2000 and served as Vice President and National Sales Manager from August 2000 until April 2003. Mr. Lowry was appointed Vice President of Brooke Franchise Corporation after its acquisition by us in June 2000 and served as such until his election as President in 2003.

Michael S. Lowry, President of Brooke Credit Corporation, one of our subsidiaries, has served in such capacity and as a director of such corporation since February 2003. Mr. Lowry joined Brooke Credit Corporation as a loan officer in 1998 and was elected its Vice President in 2000. He also served as Vice President of Brooke Corporation from 2000 until 2003. Prior to employment by us, Mr. Lowry was an Assistant Vice President of Sunflower Bank in Salina, Kansas.

Kyle L. Garst, Senior Vice President of Brooke Franchise Corporation, has served in such capacity since September 2004. Mr. Garst has responsibility for managing Brooke Franchise Corporation’s franchise sales activities, as well as its funeral and financial services specialty franchise activities. Mr. Garst joined us as a sales representative in 1994. From 1997 to 1999, he was a sales representative and profit center leader for Koch Industries in Phoenix, Arizona. In March 1999, Mr. Garst returned as our State Manager for Oklahoma and, in August 2000, he was named Vice President and Regional Sales Manager for Texas, Oklahoma and Louisiana. In December 2001, Mr. Garst became our Vice President and Investment Sales Manager, as well as our Investor Relations Manager, and served in those capacities until September 2004 when he assumed his current position. Mr. Garst has a Bachelor of Science Degree in Business Finance from Kansas State University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock, $.01 par value, has been traded under the symbol “BXXX” on the Nasdaq National Market (“Nasdaq”) since June 20, 2005. It was traded American Stock Exchange (“AMEX”) from May 29, 2003 until June 17, 2005 under the symbol “BXX.” From November 1, 2002, until May 28, 2003, the common stock was traded on the OTC Bulletin Board (“OTCBB”). Prior to November 2002, there was no public trading market for our common stock.

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

The par value of our common stock was reduced from $1.00 per share to $.01 per share pursuant to an amendment to our Articles of Incorporation approved by our shareholders in April 2004.

During the two most recently completed fiscal years, the high and low prices for our common stock for each quarter have been as follows on a split-adjusted basis:

Quarter	Ending	Market	High Bid/Sale	Low Bid/Sale
First	March 31, 2004	AMEX	$11.40	$ 5.03
Second	June 30, 2004	AMEX	$20.00	$ 8.875
Third	September 30, 2004	AMEX	$19.95	$14.57
Fourth	December 31, 2004	AMEX	$31.50	$18.01
First	March 31, 2005	AMEX	$26.25	$ 9.75
Second	June 30, 2005	NASDAQ	$17.71	$10.00
Third	September 30, 2005	NASDAQ	$15.00	$10.86
Fourth	December 31, 2005	NASDAQ	$14.97	$12.03

As of February 28, 2006, the 52-week high and low prices were $19.33 and $9.75 per share, respectively. On February 28, 2006, the closing price for our common stock on Nasdaq was $11.63 per share.

Holders of Common Stock.

On February 28, 2006, there were 493 shareholders of record of our common stock and an indeterminate number of shareholders whose shares are held by brokers or “nominees” in street name.

Dividends.

We paid quarterly cash dividends in the amount of $0.10, $0.10, $0.10, and $0.10 per split-adjusted share of common stock, respectively, for the first, second, third, and fourth quarters of the fiscal year ended December 31, 2004. In addition, we paid a special cash dividend of $0.15 per share during the third quarter of the 2004 fiscal year. We paid quarterly cash dividends of $0.16, $0.16, $0.16, and $0.16 per share of common stock, respectively, for the first, second, third, and fourth quarters of the fiscal year ended December 31, 2005. No special cash dividends were paid in 2005.

Securities Authorized for Issuance under Equity Compensation Plans.

The following table shows information related to the stock options that have been granted and the number of shares remaining available for grant under the Plan as of December 31, 2005.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	359,340	$3.58	430,960
Equity compensation plans not approved by security holders	—	—	—

Total	359,340	$3.58	430,960

Recent Sales of Unregistered Equity Securities.

We did not sell any unregistered equity securities during the fiscal year ended December 31, 2005.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

During the fourth quarter of the fiscal year ended December 31, 2005, there were no purchases of equity securities by us or any affiliated purchaser of shares or other units of any class of equity securities registered by us pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”).

ITEM 6.	SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information for the periods ended and as of the dates indicated.

The following income statement data for the years ended December 31, 2005, 2004 and 2003 and balance sheet data as of December 31, 2005 and 2004 are derived from our audited financial statements, which are included elsewhere in this report. The following income statement data for the years ended December 31, 2002 and 2001 and balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our audited financial statements not included in this report. You should read this data together with our financial statements and related notes included elsewhere in this report and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2005	2004		2003	2002	2001
	(in thousands, except per share data and number of franchises)
Statement of Operations Data:
Operating Revenues
Insurance commissions	$86,872	$63,904		$45,706	$30,540	$20,895
Interest income (net)	10,360	5,072		1,819	737	418
Seller consulting fees	4,916	5,236		4,109	1,589	450
Gain on sale of businesses	3,091	5,261		418	165	676
Initial franchise fees for basic services	19,375	8,795		425	—	—
Initial franchise fees for buyer assistance plans	10,133	8,122		8,147	3,954	1,590
Gain on sale of notes receivable	7,435	2,475		4,368	2,762	508
Gain on extinguishment of debt		—		—	439	—
Loss on sale of fixed assets	—	—		—	—	(47)
Insurance premiums earned	811	401		283	—	—
Policy fee income	1,581	2,003		610	173	—
Other income	844	654		82	36	4

Total Operating Revenues	145,418	101,923		65,967	40,395	24,494

Operating Expenses
Commissions expense	66,957	49,600		37,011	26,184	16,220
Payroll expense	28,615	20,151		11,355	7,014	4,113
Depreciation and amortization	2,432	2,504		1,423	809	440
Other operating expenses	26,665	16,444		8,617	3,442	1,991
Insurance loss and loss expense incurred	(60)	(17)		77	—	—
Other operating interest expense	2,122	927		665	497	344

Total Operating Expenses	126,731	89,609		59,148	37,946	23,108

Impairment Loss	—	—		—	—	163
Income from Operations	18,687	12,314		6,819	2,449	1,223
Other Expenses
Interest Expense	3,721	2,340		576	252	170

Total Other Expenses	3,721	2,340		576	252	170

Income Before Income Taxes	14,966	9,974		6,243	2,197	1,053
Income tax expense	5,261	3,280		2,083	747	358

Net Income	$9,705	$6,694		$4,160	$1,450	$695

Net Income per Share
Basic net income per share(1)	$0.89	$0.69		$0.42	$0.14	$0.07
Diluted net income per share(2)	0.86	0.65		0.41	0.14	0.07
Weighted average of shares—basic outstanding(3)	10,643	9,362		9,293	9,079	8,437
Weighted average of shares—diluted outstanding(3)	11,002	9,925		9,615	9,597	9,443
Cash dividends declared per common share	0.64	0.55	(4)	0.1525	0.04	0.02

The weighted average number of shares has been adjusted to reflect a 2-for-1 stock split in 2004 and a 6-for-1 stock split in 2003.

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet and Other Data:
Total current assets	117,919	$94,073	$46,930	$21,670	$14,194
Cash and cash equivalents	12,321	19,761	13,741	7,210	4,788
Accounts and notes receivable, net	55,526	51,803	16,005	9,237	7,811
Securities	44,682	17,889	11,381	1	1
Total assets	135,002	108,330	56,858	28,355	17,868
Total liabilities	93,541	100,994	51,079	25,314	17,388
Total debt (5)	63,170	80,482	34,976	13,670	11,565
Total stockholders’ equity	41,461	7,336	5,779	3,041	479
Loan balances outstanding	277,414	183,384	112,732	60,353	37,943
Number of franchise locations	552	370	234	163	105

(1)	Based on net income available to common stockholders (basic) of $9,511, $6,500 and $3,964 for the years ended December 31, 2005, 2004 and 2003, respectively. Net income available to common stockholders (basic) is equal to net income less preferred dividends of $194, $194 and $196 for the years ended December 31, 2005, 2004 and 2003, respectively.
(2)	Based on net income available to common stockholders (diluted) of $9,511, $6,500 and $3,964 for the years ended December 31, 2005, 2004 and 2003, respectively. Net income available to common stockholders (diluted) is equal to net income less dividends on non-convertible preferred stock of $194, $194 and $196 for the years ended December 31, 2005, 2004 and 2003, respectively.
(3)	The weighted average number of shares has been adjusted to reflect a 2-for-1 stock split in 2004 and a 6-for-1 stock split in 2003.
(4)	Includes special dividend of $0.15 per share paid on August 30, 2004.
(5)	Includes total bank loans, notes payable and other long-term obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Brooke Franchise Most of our revenues are from commissions paid to Brooke Franchise, our wholly owned franchise subsidiary, by insurance companies for the sale of insurance policies on a retail basis through exclusive franchisees. Brooke Franchise primarily relies on the recruitment of additional franchisees to increase retail insurance commission revenues. Brooke Franchise’s franchisees typically specialize in general insurance sales, auto insurance sales and business insurance sales. Brooke Franchise also consults with business sellers and lenders.

Brooke Credit Our wholly owned finance subsidiary generates most of its revenues from interest income resulting from loans held on our balance sheet in the form of inventory loans held for sale and from gains on sale of loans when they are removed from our balance sheet. Most of Brooke Credit’s loans are made to Brooke Franchise’s franchisees, although an increasing share of loans have been made to insurance related businesses that are not franchisees. Brooke Credit funds its loan portfolio primarily through the sale of loan participation interests to other lenders, commercial bank loans secured by loan assets and the sale of securities, backed by loan assets, to accredited investors.

Brooke Brokerage Our wholly owned insurance and loan brokerage subsidiary generates revenues from commissions paid by insurance companies for the sale of hard-to-place and niche insurance policies on a wholesale basis through non-exclusive agents and our own franchise agents. Brooke Brokerage primarily relies on the recruitment of additional broker agents to increase wholesale commission revenues. Brooke Brokerage Corporation also uses its industry contacts and expertise in insurance brokerage to broker loans for, and consult with, general insurance agencies specializing in hard-to-place insurance sales, captive insurance agencies specializing in captive insurance sales and funeral homes selling final expense insurance.

Results of Operations

Our consolidated results of operations have been significantly impacted by our expansion of territory and personnel in recent years. The following table shows income and expenses (in thousands, except percentages and per share data) for the years ended December 31, 2005, 2004 and 2003, and the percentage change from year to year.

	Year Ended December 31, 2005	2005 % Increase (decrease) over 2004	Year Ended December 31, 2004	2004 % Increase (decrease) over 2003	Year Ended December 31, 2003
Revenues
Insurance commissions	$86,872	36	$63,904	40	$45,706
Interest income (net)	10,360	104	5,072	179	1,819
Seller consulting fees	4,916	(6)	5,236	27	4,109
Gain on sale of businesses	3,091	(41)	5,261	1,159	418
Initial franchise fees for basic services	19,375	120	8,795	1,969	425
Initial franchise fees for buyers assistance plans	10,133	25	8,122	—	8,147
Gain on sale of notes receivable	7,435	200	2,475	(43)	4,368
Insurance premiums earned	811	102	401	42	283
Policy fee income	1,581	(21)	2,003	228	610
Other income	844	29	654	698	82

Total Operating Revenues	145,418	43	101,923	55	65,967
Expenses
Commission expense	66,957	35	49,600	34	37,011
Payroll expenses	28,615	42	20,151	77	11,355
Depreciation and amortization expense	2,432	(3)	2,504	76	1,423
Insurance loss and loss expense incurred	(60)	(253)	(17)	(122)	77
Other operating expenses	26,665	62	16,444	91	8,617
Other operating interest expenses	2,122	129	927	39	665

Total Operating Expenses	126,731	41	89,609	51	59,148
Income from operations	18,687	52	12,314	81	6,819
Interest expense	3,721	59	2,340	306	576
Income before income taxes	14,966	50	9,974	60	6,243
Income tax expenses	5,261	60	3,280	57	2,083

Net income	$9,705	45	$6,694	61	$4,160

Basic net income per share	$0.89	29	$0.69	64	$0.42
Diluted net income per share	$0.86	32	$0.65	59	$0.41

Operating revenues are expected to continue to increase as a result of opening new franchise locations in 2006. The 2004 and 2005 increases in total operating revenues, and most of the individual revenue categories that make up total operating revenues, are primarily attributable to the expansion of our franchise operations in 2004 and 2005. The 2004 and 2005 increases in interest income (net), primarily resulted from increased loan origination activities, increases in the amount of loans held in inventory for eventual sale and increases in retained interest from loans sold.

Expenses are also expected to continue to increase as a result of opening new franchise locations in 2006. The increase of commission expense in 2005 is primarily attributable to increases in insurance commissions received from insurance companies, because a share of insurance commissions is typically paid to franchisees. Payroll expenses, which include wages, salaries, payroll taxes and compensated absences expenses, and other operating expenses, which include advertising, rent, travel, lodging, office supplies and insurance expenses, increased primarily as a result of the expansion of our franchise operations, securitization related expenses, the opening of additional service/sales centers and the acquisition of Texas All Risk General Agency in 2003. Payroll expenses, as a percentage of total operating revenue, were approximately 20% in 2005, 20% in 2004, and 17% in 2003. Other operating expenses, as a percentage of total operating revenue, were approximately 18% in 2005, 16% in 2004, and 13% in 2003.

Amortization expense increased in 2004 primarily as a result of amortization of the servicing asset, which increased significantly as a result of Brooke Credit’s participation loan sales activities. Depreciation increased in 2004 primarily as a result of the renovation of our national office facility in Overland Park, Kansas in the third quarter of 2003.

The increase in other operating interest expenses in 2005 and 2004 is primarily attributable to interest paid on a bank line of credit. We typically use these lines of credit to fund our loans until we sell them through a securitization. We consider bond and debenture interest expense to be an operating expense because the proceeds from the sale of such bonds and debentures were used to partially fund our lending activities.

We consider interest expense, other than line of credit, bond and debenture interest expense, to be a non-operating expense. Interest expense increased significantly in 2005 and 2004 as a result of increased debt to commercial banks, which was incurred primarily to capitalize our operating subsidiaries, and increased notes payable balances resulting from deferred payments to sellers of businesses acquired by us.

Income before income taxes for 2005 increased at a faster rate than net income because we increased our 2005 income tax liability to reflect an increase in the 2005 estimated effective tax rate from 33% to 35%. The increase in the estimated effective tax rate resulted from a preliminary estimate of 2005 taxes and the 2004 actual tax rate.

Net income and net income per share have increased year over year primarily because we have increased the number of new franchises each year. A significant share of our revenues results from initial franchise fees associated with adding new franchise locations. A significant share of our revenues also results from gains recorded on the sale of loans made to new franchisees. Initial franchise fees and gains on sales of loans typically have larger profit margins than those generated by our other activities.

Assets are expected to continue to increase in 2006 as a result of continued expansion and holding more loans prior to the sale of participation interests in such loans or securitizing such loans in order to increase interest income. The following table shows selected assets and liabilities (in thousands, except percentages) as of December 31, 2005, 2004 and 2003, and the percentage change from year to year.

	As of December 31, 2005	2005 % Increase (decrease) over 2004	As of December 31, 2004	2004 % Increase (decrease) over 2003	As of December 31, 2003
Customer receivable	$10,203	61	$6,340	42	$4,461
Notes receivable	43,941	(2)	44,644	313	10,810
Interest earned not collected on notes	1,382	69	819	12	734
Other receivables	1,627	31	1,239	(27)	1,698
Securities	44,682	150	17,889	57	11,381
Deferred charges	779	(7)	839	179	301
Accounts payable	7,196	2	7,081	38	5,131
Payable under participation agreements	10,857	343	2,452	500	409
Premiums payable	5,015	(22)	6,441	(10)	7,153
Debt	63,170	(22)	80,482	130	34,976

Customer receivables primarily include amounts owed to Brooke Franchise by our franchisees. Customer receivables increased in 2005 and 2004 primarily from continued expansion of our franchise operations. A loss allowance was established for Brooke Franchise’s credit loss exposure to customer receivables (See Franchise Services Segment, below).

Notes receivables include loans made by Brooke Credit to franchisees and others. Notes receivables balances vary, sometimes significantly from year to year, as a result of our decision to temporarily retain more or fewer loans in our “held for sale” loan inventory based on the funds available to us. During 2004, Brooke Credit used its line of credit to increase its notes receivables balances. No loss allowance has been made for the notes receivables held in Brooke Credit’s loan inventory because we typically hold these assets for less than one year and, therefore, have a short-term exposure to loss, and we have experienced limited credit losses (See Lending Services Segment, below). Interest earned not collected on notes (accrued interest income) increased in 2005 and 2004 primarily because we are holding more loans.

Customer receivables, notes receivables and interest earned not collected on notes are the three items above that comprise our accounts and notes receivable, net, as shown on our consolidated balance sheet.

Other receivables, which primarily include the estimated amounts due from franchisees for future policy cancellations, fluctuate from year to year as the result of changes in policy cancellation rate calculations.

The terms of our securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. We retain ownership of the resulting subordinate interest in the loan pool, and the corresponding securities asset increased in 2005 and 2004 as the result of our securitization activity.

Deferred charges increased in 2004 primarily as a result of origination fees and other such expenses associated with acquiring a bank line of credit.

Accounts payable, which includes franchise payables, producer payables, payroll payables and other accrued expenses, increased in 2004 primarily from the continued expansion of our franchise operations, which increased the accrual for estimated commission expense due franchisees.

Payable under participation agreements is the amount we owe to funding institutions which have purchased a participating interest in loans pursuant to transactions that do not meet the true sale test of SFAS 140 “Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities.” Payable under participation agreements increased in 2005 and 2004 because we sold more loans pursuant to transactions that did not meet the true sale test.

The premiums payable liability category is comprised primarily of amounts due to insurance companies for premiums that are billed and collected by our franchisees. Premiums payable decreased in 2005 and 2004 primarily as a result of an increased emphasis on direct insurance company billing of policies.

Debt decreased in 2005 primarily as the result of a securitization of notes receivable in December 2005 and a corresponding decrease in notes receivable balances. Debt increased in 2004 primarily to fund increases in our notes receivables and securities.

The following tables provide information regarding our Notes Receivables, Notes Participations, Notes Payables and Bonds & Debentures Payables principal balances and the corresponding weighted interest rates as of the end of each quarter in 2005, 2004 and 2003 (excluding capitalized lease balances). Notes Receivables balances include the loans originated by Brooke Credit to our franchisees and others, even though the notes may no longer be on our balance sheet. Notes Participations are comprised of loan participation interests that we have sold to our funding institutions and securitization entities that we typically no longer carry on our balance sheet. Notes Payables balances are comprised of borrowings to fund the loans that we have made to our franchisees and others and include primarily notes issued to sellers of agencies we have purchased, borrowings under our lines of credit and bank borrowings. Bonds and debentures payable include bonds and debentures that we have issued to primarily fund our lending and commission advance activities.

Notes Receivable (in thousands)

	2005 Principal	2005 Weighted Rate	2004 Principal	2004 Weighted Rate	2003 Principal	2003 Weighted Rate
1st Quarter	$219,331	8.96%	$131,496	7.63%	$70,545	8.14%
2nd Quarter	249,718	9.15%	153,823	7.68%	81,770	7.94%
3rd Quarter	263,422	9.74%	177,197	7.79%	92,723	7.90%
4th Quarter	282,580	10.16%	199,889	8.04%	115,880	7.70%

Notes Participations (in thousands)

	2005 Principal	2005 Weighted Rate	2004 Principal	2004 Weighted Rate	2003 Principal	2003 Weighted Rate
1st Quarter	$196,729	5.97%	$114,730	4.94%	$66,098	6.29%
2nd Quarter	202,622	6.27%	137,954	4.88%	75,559	5.64%
3rd Quarter	191,969	6.76%	144,646	5.13%	84,104	5.66%
4th Quarter	249,496	6.73%	157,697	5.52%	105,479	4.99%

Notes Payable (in thousands)

	2005 Principal	2005 Weighted Rate	2004 Principal	2004 Weighted Rate	2003 Principal	2003 Weighted Rate
1st Quarter	$63,003	6.46%	$33,632	6.00%	$7,007	5.20%
2nd Quarter	83,892	5.60%	43,903	6.19%	8,178	5.37%
3rd Quarter	85,212	4.54%	58,513	4.91%	12,268	5.26%
4th Quarter	62,575	7.24%	73,093	4.47%	26,812	5.79%

Bonds & Debentures Payables (in thousands)

	2005 Principal	2005 Weighted Rate	2004 Principal	2004 Weighted Rate	2003 Principal	2003 Weighted Rate
1st Quarter	$6,724	8.97%	$7,429	8.99%	$7,484	8.98%
2nd Quarter	6,724	8.97%	7,429	8.99%	7,429	8.99%
3rd Quarter	2,409	8.70%	6,724	8.97%	7,429	8.99%
4th Quarter	—	—%	6,724	8.97%	7,429	8.99%

Key Measurements Used by Management

At present, our profitability is dependent in part on our ability to continue adding locations to our franchise network. As we grow, we believe that our profitability will become less dependent on the opening of new franchise locations and more dependent on the operation of existing franchise locations. We measure our progress in becoming less dependent upon the opening of these new locations by monitoring the following:

•	the ratio of revenues from our existing business to expenses from our existing business; and,

•	revenues from franchise network expansion.

The ratio of revenues from our existing business to expenses from our existing business helps us identify operating losses we currently would experience in the event that franchise locations are not added and the associated initial franchise fees are not recorded. We define “revenues from our existing business” as net franchise commissions, net interest income, net brokerage commissions and net brokerage underwriting profits. These are the revenues that come from our existing franchise locations, our existing loans outstanding and our existing wholesale brokerage operations and are not dependent on the addition of new franchise locations. We exclude initial franchise fees, seller consulting fees, gains on sales of businesses and gain on loan sales. Revenues from our existing business are generally considered by us to be those revenues that are reasonably likely to be recorded in the next year regardless of whether new franchise locations are added.

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

Monitoring our revenues from franchise network expansion is also important to us because our profitability currently is largely determined by our ability to add new franchise locations and to earn the associated initial franchise fees. “Revenues from franchise network expansion” are defined as initial franchise fees, seller consulting fees, gains on sales of businesses and gains on loan sales. A leveling or declining amount of revenues from franchise network expansion could indicate that our overall profitability is leveling or declining.

Income Taxes

For the years ended December 31, 2005, 2004 and 2003, we incurred income tax expenses of $5,261,000, $3,280,000 and $2,083,000, respectively, resulting in effective tax rates of 35%, 33% and 33%. As of December 31, 2005 and 2004, we had current income tax liabilities of $474,000 and $1,913,000, respectively, and deferred income tax liabilities of $5,141,000 and $481,000, respectively. In 2005 we revised the manner in which we calculate taxes and deferred recognition of revenues, for tax purposes, on loans sold until interest payments are actually received. As a result, a significant deferred tax liability was recorded.

Analysis by Segment

Our three reportable segments are Franchise Services, Lending Services and Brokerage Services. The Franchise Services segment includes the sale of general insurance and related services to customers on a retail basis through franchisees by Brooke Franchise. The Lending Services Segment includes our lending activities through Brooke Credit. The Brokerage Segment includes the sale of hard-to-place and niche insurance and the brokering of loans to other agencies that sell these kinds of insurance.

Each segment is assessed a shared services expense, which is an internal allocation of legal, accounting, information technology and facilities management expenses based on our estimate of usage. Separate audited financial statements are prepared for each segment. Segment income and expenses exclude consolidating entries and segment assets and liabilities include consolidating entries, except total assets listed in tables.

Franchise Services Segment

Financial Information Financial information for the years ended December 31, 2005, 2004 and 2003, and the percentage change between periods, relating to Brooke Franchise and our Franchise Services Segment is as follows (in thousands, except percentages):

	Year Ended December 31, 2005	2005 % Increase (decrease) over 2004	Year Ended December 31, 2004	2004 % Increase (decrease) over 2003	Year Ended December 31, 2003
Operating revenues
Insurance commissions	$80,490	40	$57,619	44	$40,110
Seller consulting fees	4,916	(6)	5,236	27	4,109
Gain on sale of businesses	3,091	(41)	5,261	1,374	357
Initial franchise fees for basic services	19,375	120	8,795	1,969	425
Initial franchise fees for buyers assistance plans	10,133	25	8,122	—	8,147
Interest income, net	139	256	39	333	9
Other income	874	314	211	10,450	2
Total operating revenues	119,018	40	85,283	60	53,159

Operating expenses
Commission expense	64,233	37	46,725	34	34,751
Payroll expense	19,620	74	11,262	107	5,433
Amortization	(14)	(103)	429	1,029	38
Other operating expenses	25,978	63	15,929	73	9,208
Total operating expenses	109,817	48	74,345	50	49,430

Income from operations	9,201	(16)	10,938	193	3,729

Interest Expense	1,515	13	1,344	651	179

Income before income taxes	7,686	(20)	9,594	170	3,550

Total assets (at period end)	58,141	23	47,300	87	25,277

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

Commission expense increased because insurance commission income increased and franchisees are typically paid a share of insurance commission income. Commission expense represented approximately 80%, 81% and 87%, respectively, of Brooke Franchise’s insurance commission revenue for the years ended December 31, 2005, 2004 and 2003.

Brooke Franchise sometimes retains an additional share of franchisees’ commissions as payment for franchisee optional use of Brooke Franchise’s service or sales centers. However, all such payments are applied to service center/sales center expenses and not applied to commission expense. As of December 31, 2005, Brooke Franchise had a total of 24 service centers/sales centers, of which 3 were opened in 2005 and 13 in 2004.

Amortization expenses decreased in 2005 as the result of an internal audit of the amortization calculations on intangible assets performed during the second quarter of 2005. The net book values of the intangible assets were adjusted accordingly.

Profit sharing commissions, or Brooke Franchise’s share of insurance company profits paid by insurance companies on policies written by franchisees, increased $1,952,000, or 63%, to $5,039,000 in 2005 and

$925,000, or 43%, to $3,087,000 in 2004. Profit sharing commissions increased primarily because overall insurance company profits increased on policies written by Brooke Franchise’s franchisees. Profit sharing commissions represented approximately 6%, 5% and 5%, respectively, of Brooke Franchise’s insurance commissions for the years ended December 31, 2005, 2004 and 2003. Franchisees do not receive any share of Brooke Franchises’ profit sharing commissions.

Net commission refund expense is our estimate of the amount of Brooke Franchise’s share of retail commission refunds due to policyholders resulting from future policy cancellations. This expense increased $2,000 to $39,000 in 2005 and increased $36,000 to $37,000 in 2004 primarily as a result of Brooke Franchise’s continued expansion of franchise operations. As of December 31, 2005 and 2004, Brooke Franchise recorded corresponding total commission refund liabilities of $716,000 and $521,000, respectively.

Initial Franchise Fees for Basic Services A certain level of basic services is initially provided to all franchisees, whether they acquire an existing business and convert into a Brooke franchise or whether they start up a new Brooke franchise. These basic services include services usually provided by other franchisors, including a business model, use of a registered trade name, access to suppliers and license for an Internet-based management system. The amount of the initial franchise fees typically paid for basic services is currently $135,000. We expect the initial franchise fee rate for basic services to increase as demand for access to our trade name, suppliers and business model increases.

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

The value of our basic franchise services was demonstrated when we began selling startup, or de novo, franchises in the fourth quarter of 2003. These franchisees did not require any specific buyers assistance services, but did require basic franchise services such as use of a registered trade name, supplier access and a proven business model. Therefore, when we introduced our startup franchise program in the fourth quarter of 2003, we began allocating a portion of the initial franchise fees paid by conversion franchisees to basic services because startup franchisees willingly paid us initial franchise fees for basic services. Correspondingly, the amount of this allocation was based on the amount of initial franchise fees typically paid by a startup franchisee.

Revenues from initial franchise fees for basic services are recognized as soon as Brooke Franchise delivers the basic services to the new franchisee, such as access to insurance company contracts and access to the Company’s brand name. Upon completion of this commitment, Brooke Franchise has no continuing obligation to the franchisee.

Prior to 2006, initial franchise fees for basic services were typically assessed once for each franchisee, even though some franchisees operated multiple locations. Beginning in 2006, an initial franchise fee for basic services will be assessed for each location. A total of 210, 156 and 65 new franchise locations were added in 2005, 2004 and 2003, respectively. Out of these total franchise locations, 106, 41, and 1 were startup franchise locations added in 2005, 2004 and 2003, respectively. In 2006, our strategy is to continue to decrease our dependence on acquiring and converting new franchise locations into our system, and to increase the number of startup locations relative to the number of new conversion franchise locations. Therefore, we expect initial franchise fees for basic services to increase at a faster rate than initial franchise fees for buyers assistance plan services.

Initial Franchise Fees for Buyers Assistance Plans The amount of the total initial franchise fees for all initial services typically varies based on the level of additional assistance provided by Brooke Franchise, which is largely determined by the size of the acquisition. We typically base our initial franchise fees for buyer assistance plans on the estimated revenues of the acquired business. All initial franchise fees are paid to Brooke Franchise when an acquisition closes. We allocate initial franchise fees collected in excess of the initial franchise fee for basic service to initial franchise fees for buyers assistance plans.

A significant part of Brooke Franchise’s commission growth has come from acquisitions of existing businesses that are subsequently converted into Brooke franchises. Brooke Franchise provides assistance regarding the acquisition and conversion of businesses such as inspection report compilation, operations analysis and marketing plan development. The increase of initial franchise fees for buyers assistance plan services resulted from continued expansion of Brooke Franchise’s franchise operations and the corresponding increase in business acquisitions and franchise conversions by Brooke franchisees.

The buyers assistance plan is designed to assist a franchisee in inspecting the agency assets to be acquired. The buyers assistance plan (BAP) includes an inspection report, an operations report, and a marketing report, all of which are to be delivered on or prior to closing. As such Brooke Franchise performs substantially all of the BAP services before an acquisition closes. However, a relatively small level of BAP services are performed during the four months after acquisition, including advertising and training assistance. For this reason, a relatively small portion of the initial franchise fees for buyers assistance are correspondingly deferred until the service is performed. Brooke Franchise records initial franchise fee revenues for buyers assistance plans using the percentage of completion accounting method. To reflect revenues not yet earned, we deferred $118,000, $410,000 and $771,000 of initial franchise fee revenues for buyers assistance plans as of December 31, 2005, 2004 and 2003, respectively.

Buyers assistance plans provide initial conversion assistance for recently acquired businesses and BAP services are, therefore, generally not provided to buyers of businesses that are already franchises. In addition, buyers assistance plans are not typically provided to franchisees selling to other franchisees and are not provided to franchisees purchasing businesses that had previously been purchased by Brooke Franchise in the past 24 months. A total of 87, 115 and 59 of the new franchise locations in 2005, 2004 and 2003, respectively, represent businesses that were converted into Brooke franchises and received assistance through initial buyers assistance plans.

Seller Related Revenues Seller related revenues typically are generated when a business is acquired by Brooke Franchise for sale to a franchisee. Seller related revenues include consulting fees paid directly by sellers, gains on sale of businesses from deferred payments, gains on sale of businesses relating to company-owned stores, and gains on sale of businesses relating to inventory. A primary aspect of Brooke Franchise’s business is the buying and selling of businesses. Therefore, all seller related revenues are considered part of normal business operations and are classified on our income statement as operating income. Seller related revenues decreased $2,490,000, or 24%, to $8,007,000, in 2005 and increased $6,031,000, or 135%, to $10,497,000, in 2004. Seller related revenues decreased in 2005 primarily because the gains recorded on the sale of company-owned stores in 2004 was significantly more than the corresponding gains recorded in 2005. Seller related revenues increased in 2004 primarily as the result of continued expansion of Brooke Franchise’s franchise operations and the corresponding increase in business acquisitions and franchise conversions by Brooke franchisees.

Consulting fees. Brooke Franchise helps sellers prepare their businesses for sale by developing business profiles, tabulating revenues, sharing its document library and general sale preparation. The scope of the seller consulting engagement is largely determined by the size of the business being sold. Seller consulting fees are typically based on the transaction value, are contingent upon closing of the sales transaction, and are paid at closing. Brooke Franchise completes its consulting obligation at closing and is not required to perform any additional tasks for the seller. Therefore, seller consulting fees paid directly by sellers are recognized at closing immediately because Brooke Franchise has no continuing obligation. Consulting fees increased from continued

expansion of Brooke Franchise’s franchise operations and the corresponding increase in business acquisitions and franchise conversions by Brooke Franchisees.

Gains on Sale of Businesses from Deferred Payments. Our business includes the buying and selling of insurance agencies, financial service firms and funeral homes, and occasionally holding them in inventory. When purchasing an agency, we typically defer a portion of the purchase price, at a low or zero interest rate, to encourage the seller to assist in the transition of the agency to one of our franchisees. We carry our liability to the seller at a discount to the nominal amount we owe, to reflect the below-market interest rate. When we sell an acquired business to a franchisee (typically on the same day it is acquired), we generally sell it for the full nominal price (i.e. before the discount) paid to the seller. When the sale price of the business exceeds the carrying value, the amount in excess of the carrying value is recognized as a gain. Gains on sale resulting primarily from discounted interest rates increased $375,000, or 46%, to $1,185,000 in 2005 and increased $193,000, or 31%, to $810,000 in 2004. Because we expect to purchase and sell more agencies in 2006 than in 2005, we expect the level of income recorded from this type of gain on sale of businesses to increase.

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

The calculation of the reduced carrying value, and the resulting gain on sale of businesses, is made by calculating the net present value of scheduled future payments to sellers at a current market interest rate. The following table provides information regarding the corresponding calculations:

Calculation of Seller Discounts Based On Reduced Carrying Values

(in thousands, except percentages and number of days)

	Beginning Principal Balance	Weighted Average Rate	Weighted Average Maturity	Interest Rate Used for Net Present Value	Full Nominal Purchase Price	Reduced Carrying Value	Gain on Sale from Deferred Payments
2005	$10,380	7.69%	606 days	6.75% to 8.75%	$24,045	$22,860	$1,185
2004	7,669	5.91	807 days	5.50% to 6.75%	8,221	7,411	810
2003	2,316	5.59	769 days	5.50% to 8.27%	6,981	6,363	617

Gains on Sale of Businesses—Company-Owned Stores. If we expect to own and operate businesses for more than one year, we consider these businesses to be company-owned stores and treat such transactions under purchase accounting principles, including booking intangible assets and recognizing the related amortization expense. By contrast, agencies purchased with the intent to resell them to our franchisees (usually within one year) are carried at cost as business inventory, without the booking of intangible assets. Gains on sale resulting from the sale of company-owned stores was $68,000 in 2005 and $4,270,000 in 2004. The significant decrease in 2005 resulted from the sale of auto insurance agencies in 2004 that Brooke Franchise originally intended to operate as company-owned stores.

Gains on Sale of Businesses—Inventoried Stores. As noted above, acquired businesses are typically sold on the same day as acquired for the same nominal price paid to the seller. However, this is not always the case and businesses are occasionally held in inventory. As such, gains and losses are recorded when an inventoried business is ultimately sold and carrying values of inventoried businesses are adjusted to estimated market value when market value is less than cost. As a result, gains on sale resulting from the sale of inventoried businesses resulted in a gain of $1,838,000 and $181,000 in 2005 and 2004, respectively, and a loss of $260,000 in 2003.

Income Before Income Taxes Brooke Franchise’s income before income taxes decreased $1,908,000, or 20%, to $7,686,000 in 2005 and increased $6,044,000, or 170%, to $9,594,000 in 2004. Income decreased in

2005 primarily because initial franchise fees for buyers assistance plans totaled $728,000 in the fourth quarter of 2005 which is a decrease of $2,256,000 from the $2,984,000 in initial franchise fees for buyers assistance plans received in the fourth quarter of 2004. This decrease partially results from our strategy to decrease dependence on acquiring and converting new franchise locations into our system, and to increase the number of startup locations relative to the number of new conversion franchise locations. Income before taxes increased in 2004 because revenues grew faster than expenses, primarily as the result of significant increases in initial franchise fees and seller related revenues, which have relatively high profit margins.

Company-Owned Stores This discussion of company-owned stores is separated into four store types: 1) inventoried stores, 2) managed stores, 3) pending stores, and 4) developed stores. Inventoried stores include businesses purchased by Brooke Franchise for resale to franchisees. Managed stores include businesses as to which Brooke Franchise has entered into agreements with franchisees to manage stores as a result of lender collateral preservation, the disability of the franchisee, the death of the franchisee or other circumstances. Pending stores include businesses that franchisees have contracted to sell, but the transactions have not yet closed, and Brooke Franchise is managing the store to reduce the likelihood of asset deterioration prior to closing. Managed and pending stores are not recorded as an asset on Brooke Franchise’s balance sheet. However, because Brooke Franchise is entitled by agreement to the income and responsible for the expenses of the business until the agreement terminates or ownership is transferred, such income and expenses of managed and pending stores are recorded to Brooke Franchise’s income statement and we, therefore, include the business in our discussions of company-owned stores. Brooke Franchise occasionally develops a business location that has not been previously owned by a franchisee. Because the store has been developed by Brooke Franchise instead of purchased from third parties, all income and expenses associated with development and operation are recorded as income and expenses, but an asset is not recorded on the balance sheet. Company-owned stores revenues and expenses for years prior to 2005 are not available.

Inventoried Stores The number of total businesses purchased into inventory in 2005, 2004 and 2003 was 69, 51 and 50, respectively. At December 31, 2005, 2004 and 2003, Brooke Franchise held 4, 2 and 1, respectively, businesses in inventory with respective total balances, at the lower of cost or market, of $5,058,000, $1,022,000 and $367,000. Revenues from the operation of inventoried stores for 2005 totaled $1,158,000. Expenses incurred in the operation of inventoried stores for 2005 totaled $994,000.

The number of businesses twice-purchased into inventory within twenty-four months is an important indicator of Brooke Franchise’s success in recruiting qualified buyers. The number of businesses twice-purchased during 2005, 2004 and 2003 was 1, 3 and 0, respectively. Brooke Franchise is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of businesses from its inventory.

Managed Stores At December 31, 2005, the total number of businesses managed under contract, but not owned, by Brooke Franchise was 7. Revenues from the operation of managed stores for 2005 totaled $1,561,000. Operating expenses incurred by managed stores for 2005 totaled $1,327,000. Additionally, owner’s compensation expenses incurred by managed stores for 2005 totaled $582,000.

Pending Stores At December 31, 2005, the total number of businesses under contract for sale and managed by Brooke Franchise pending closing of a sale was 2. Revenues from the operation of pending stores for 2005 totaled $1,747,000. Operating expenses incurred by pending stores for 2005 totaled $1,141,000. Additionally, owner’s compensation expenses incurred by pending stores for 2005 totaled $589,000.

Developed Stores One business was owned and under development by Brooke Franchise at December 31, 2005. Revenues and expenses from developed stores for 2005 were not sufficient to be considered material.

Same Store Sales Revenue generation, primarily commissions from insurance sales, is an important factor in franchise financial performance and revenue generation is carefully analyzed by Brooke Franchise. Analysis of same store sales is separated between converted stores and startup stores because existing businesses typically experience revenue decreases during the first months of conversion into a franchise, making reliable comparisons difficult. Twenty-four months after initial conversion of an acquired business, Brooke Franchise considers the franchise “seasoned” and the comparison of current to prior year revenues is a more reliable indicator of franchise success. Because there is no conversion process for startup franchises, the associated revenues are included in same store sales calculations immediately after start up. Combined same store sales of seasoned converted franchises and startup franchises decreased 1% in 2005 and increased 1% and 6% in 2004 and 2003, respectively. Same store sales of seasoned franchises decreased 3% in 2005 and increased 0% and 5% in 2004 and 2003, respectively. All same store sales calculations exclude profit sharing commissions. Brooke Franchise believes that the decrease in overall franchise revenue growth rates primarily results from softer industry pricing and a decline of property and casualty insurance premiums causing a corresponding decline in commissions. Brooke Franchise also believes that insurance premium rates, on a general basis, will not increase in 2006.

Franchise Balances Brooke Franchise categorizes the balances owed by franchisees as either statement balances or non-statement balances.

Statement Balances Brooke Franchise assists franchisees by financing cyclical fluctuations of revenues, receivables and payables with commission advances recorded on franchisees’ monthly statements and granting temporary extensions of due dates for franchise statement balances owed by franchisees to Brooke Franchise. However, after initial conversion into its franchise system, Brooke Franchise expects franchisees’ monthly statements to be repaid in full at least once every four months. We believe the most accurate analysis of franchise statement balances occurs immediately after settlement of franchisees’ monthly statements and before any additional entries are recorded to their account. Therefore, the following discussion of statement balances is as of the settlement date that follows the corresponding commission month. Franchise statement balances totaled $4,047,000 and $2,228,000, respectively, as of December 2005 and 2004. Of these total franchise statement balances, Brooke Franchise identified statement balances totaling $1,859,000 and $1,576,000, respectively, which it categorizes as “watch” statement balances because the balances had not been repaid in full at least once in the previous four months.

Non-statement Balances Separate from these franchise statement balances, Brooke Franchise also extends credit to franchisees for long-term producer development, including hiring and training new franchise employees, and for other reasons not related to monthly fluctuations of revenues. These non-statement balances are not reflected in the franchise statement balances referenced above and totaled $3,334,000 and $584,000, respectively, as of December 2005 and 2004. During 2005, non-statement balances increased at a faster rate than commissions primarily as a result of our strategy to increase the number of startup franchises and the increasing use of our producer development program by an increasing number of startup franchises.

Brooke Franchise’s experience indicates that producer failure is usually identified within three months of initiating a producer development program and producer failure significantly increases the likelihood of credit losses. Therefore, to better monitor the quality of non-statement balances, Brooke Franchise recently implemented a system that categorizes as “watch” balances all balances for producers who are in the first three months of development. Watch non-statement balances totaled $527,000 and $0 as of December 2005 and 2004, respectively, and were calculated as of the settlement date that follows the corresponding commission month.

Allowance for Doubtful Accounts The balance of Brooke Franchise’s Allowance for Doubtful Accounts was $716,000 and $575,000, respectively, on December 31, 2005 and 2004. The amount of the Allowance for Doubtful Accounts was determined based primarily on analysis of Brooke Franchise’s watch balances. Other factors used in determining the amount of the Allowance for Doubtful Accounts were write off experience and Brooke Franchise’s evaluation of the potential for future losses. Total write offs increased primarily because write off of statement balances increased as the result of increasing franchising activity. Total write offs also increased because write off of non-statement balances increased as the result of increasing producer development activity and from implementation of a system in the third quarter of 2005 to better monitor the quality of non-statement balances.

The following table summarizes the Allowance for Doubtful Accounts activity for December 31, 2005, 2004 and 2003 (in thousands). Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charges to Expense	Non-Statement Write Offs	Statement Write Offs	Balance at End of Year
Allowance for Doubtful Accounts
Year ended December 31, 2003	$0	$644	$0	$644	$0
Year ended December 31, 2004	0	1,757	0	1,182	575
Year ended December 31, 2005	575	2,974	1,497	1,336	716

Lending Services Segment

Financial information for the years ended December 31, 2005, 2004 and 2003, and the percentage change between periods, relating to Brooke Credit and our Lending Services Segment is as follows (in thousands, except percentages):

	Year Ended December 31, 2005	2005 % Increase (decrease) over 2004	Year Ended December 31, 2004	2004 % Increase (decrease) over 2003	Year Ended December 31, 2003
Operating revenues
Interest Income	$23,106	85	$12,507	81	$6,922
Participating interest expense	(12,432)	84	(6,767)	48	(4,587)
Gain on sale of notes receivable	7,458	205	2,448	(43)	4,320
Other Income	316	394	64	482	11

Total operating revenues	18,448	124	8,252	24	6,666

Operating expenses
Other operating interest expense	1,919	168	717	57	458
Payroll expense	1,483	3	1,441	72	838
Amortization	1,120	15	973	42	685
Other operating expenses	2,802	150	1,122	(18)	1,363

Total operating expenses	7,324	72	4,253	27	3,344

Income from operations	11,124	178	3,999	20	3,322

Interest Expense	1,288	99	648	800	72

Income before income taxes	9,836	194	3,351	3	3,250

Total assets (at period end)	96,392	23	78,664	135	33,485

Loan Interest

Brooke Credit typically sells most of the business loans it originates to funding institutions as participation interests and to accredited investors as asset-backed securities. Prior to either type of sale transaction, Brooke Credit typically holds these loans on its balance sheet and earns interest income from the loans. Once a sale is completed, we continue to earn interest income from any portion of the participation interest or asset-backed security we retain, in which we typically record a gain on the sale of the loan. We also continue to provide servicing for the loan, including loan accounting, receipt and distribution of interest payments and loan monitoring, and receive compensation for these activities.

Interest Income Brooke Credit earns interest income during the period it holds loans on its balance sheet and from retained interest resulting from loans sold as participation interests and asset-backed securities. Interest income increased due to the larger volume of loans originated by Brooke Credit and the longer period of time that Brooke Credit held those loans on its balance sheet.

Participating Interest Expense A portion of the interest income that Brooke Credit receives on its loans is paid out to the holders of its participation interest. Payments to these holders are accounted for as participating interest expense, which is netted against interest income in the consolidated statements of operations. Participating interest expense increased primarily as a result of the increase in participation interests that were sold by Brooke Credit. Participation interest expense represented approximately 54%, 54% and 66%, respectively, of Brooke Credit’s interest income for the years ended December 31, 2005, 2004 and 2003.

Gain on Sales of Notes Receivable When the sale of a loan is classified as a true sale pursuant to the criteria established by SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” gains or losses are recognized, loans are removed from the balance sheet and residual assets are recorded. We estimate the value of the residual assets by estimating the present value of the future cash flows from the interest and servicing spread, reduced by our estimate of credit losses and notes receivable prepayments. The interest and servicing spread is the difference between the rate paid by Brooke Credit to participating lenders and investors and the rate received by Brooke Credit from borrowers. Over time, as we receive cash from the payment of interest and servicing income, we reduce the value of the residual asset by writing down the interest asset and amortizing the servicing asset. Revenues from gain on sales of notes receivables increased in 2005 compared to 2004 primarily because Brooke Credit securitized more notes receivables in 2005. Revenues from gain on sale of notes receivable decreased in 2004 compared to 2003 primarily because Brooke Credit securitized fewer notes receivables in 2004. Fewer notes receivable were securitized in 2004 partially because Brooke Credit retained more notes receivables as secured borrowings.

When the sale is classified as a secured borrowing, no gain on sale is recognized, and the note receivable and the corresponding participation loan remain on the balance sheet.

One component of the gain on sales of notes receivable is the gain associated with our ongoing servicing responsibilities. When the sale of a loan participation interest is accounted for as a true sale, Brooke Credit retains servicing responsibilities for which it typically receives annual servicing fees ranging from 0.25% to 1.375% of the outstanding balance. A gain or loss is recognized immediately upon the sale of a loan participation based on whether the annual servicing fees are greater or less than the cost of servicing, which is estimated at 0.25% of the outstanding loan balance. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of prepayment assumptions. During 2005, 2004 and 2003, the net gains (losses) from loan servicing totaled $753,000, $1,971,000 and $1,029,000, respectively, which consisted of gains from servicing benefits of $788,000, $1,998,000 and $1,077,000, respectively, and losses from servicing liabilities totaled $35,000, $27,000 and $48,000, respectively. The decrease in net gains from loan servicing benefits and servicing losses in 2005 is primarily the result of increased securitization activity and relatively fewer loan participation sales. The increase in 2004 is primarily the result of relatively more loan participation sales and less securitization activity.

In a true sale, Brooke Credit also records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the interest and servicing spread on the underlying loans sold, net of prepayment and credit loss assumptions. This spread is typically approximately 1.75% for participation loans and approximately 3.25% for securitized loan pools. During 2005, 2004 and 2003, the net gains from interest benefits totaled $6,705,000, $477,000 and $3,291,000, respectively, which included gross gains from interest benefits of $8,475,000, $2,255,000, $4,199,000, respectively, and losses from write downs of retained interest asset to fair market value of $1,770,000, $1,778,000, $908,000, respectively. The increase in net gains from interest benefits in 2005 is primarily the result of securitizing more loans in 2005 and the decrease in 2004 is primarily the result of securitizing fewer loans in 2004 and greater reductions in net gain income from marking to fair market value the increasing retained interest asset balances.

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

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed-Rate Stratum)
Prepayment speed*	10.00%	8.00%
Weighted average remaining term	150 months	51 months
Expected credit losses*	0.50%	0.21%
Discount Rate*	11.00%	11.00%

*	Annual rates

During the fourth quarter 2005 the discount rate assumption was changed from 8.50% to 11.00%. Several factors were considered when determining the discount rate. As a starting point for analyzing this assumption, the risk free rate was used to determine a base discount rate. This base discount rate was then adjusted for various risk characteristics associated with the sold loans.

The most significant impact from the sale of loan participations and asset-backed securities has been the removal of loans from Brooke Credit’s balance sheet that Brooke Credit continues to service. As of December 31, 2005, December 31, 2004 and December 31, 2003, the balances of those off-balance sheet assets totaled $233,473,000, $138,740,000 and $101,922,000, respectively. The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio and the resulting sale of loan participations and asset-backed securities.

Loan Servicing Assets and Liabilities When we recognize non-cash gains for the servicing benefits of loan participation sales, we book that amount as a loan servicing asset on our balance sheet. This amount is equal to our estimate of the present value of future cash flows resulting from the servicing spread. We recognize such assets only when the income allocated to our servicing responsibilities exceeds our cost of servicing, which we typically estimate at 0.25% of the loan value being serviced. Components of the servicing asset as of December 31, 2005 were as follows:

Estimated cash flows from loan servicing fees	$5,475
Less:
Servicing Expense	(1,050)
Discount to present value	(1,775)

Carrying Value of Retained Servicing Interest in Loan Participations	$2,650

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows were recorded as servicing liabilities. Components of the servicing liability as of December 31, 2005 were as follows:

Estimated cash flows from loan servicing fees	$0
Less:
Servicing expense	49
Discount to present value	(15)

Carrying Value of Retained Servicing Liability in Loan Participations	$34

Loan Participations-Interest Receivable Asset To the extent that the difference between the rate paid by Brooke Credit to participating lenders and investors and the rate received by Brooke Credit from borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, Brooke Credit recognizes a non-cash asset, called an “Interest Receivable Asset,” on its balance sheet. This amount is equal to our estimate of the present value of future cash flows resulting from this interest spread. Components of the interest receivable asset as of December 31, 2005 were as follows:

Estimated cash flows from interest income	$2,061
Less:
Estimated credit losses*	(78)
Discount to present value	(571)

Carrying Value of Retained Interest in Loan Participations	$1,412

*	Estimated credit losses from liability on sold recourse loans with balances totaling $3,807,000 as of December 31, 2005. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Securitization-Interest Receivable Asset The terms of Brooke Credit’s securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. Brooke Credit retains ownership of the resulting subordinate interest in the loan pool and borrows money from commercial banks to fund this investment. Additionally, Brooke Credit recognizes a non-cash gain from subordinate interests in the securitized loan pools which are not sold to outside investors and are retained by us. Brooke Credit, therefore, retains a credit exposure in each loan pool. Brooke Credit Corporation’s subordinate interest and retained interest benefit results in a non-cash asset, which is included within “Securities” on our balance sheet. As of December 31, 2005, $44,681,000 of the securities resulted from retained interest in securitizations. The fair value of these securities is comprised of the subordinate or equity interest in the securitized loan pools totaling $33,523,000 and the interest-only strip receivable asset, evidencing retained interest benefits, totaling $11,158,000. As of December 31, 2005, Brooke Credit had borrowed $19,715,000 from commercial banks, the proceeds of which were used to fund its equity interest in the securitized loan pools.

Components of the interest receivable asset as of December 31, 2005 were as follows:

Estimated cash flows from interest income	$21,101
Less:
Estimated credit losses	(2,686)
Discount to present value	(7,257)

Carrying Value of Retained Interest in Asset-Backed Securities	$11,158

Other Operating Interest Expense The increase in other operating interest expenses in 2005 and 2004 is primarily attributable to interest paid on bank lines of credit. Brooke Credit uses these lines of credit to fund its loans until we sell them in a securitization.

Other Operating Expenses The 2005 increase in other operating expenses is primarily attributable to securitization related fees of $1,953,000 in 2005 and $394,000 in 2004. The increase in securitization related fees is directly related to the 2005 increase in loan securitization activity and the corresponding increase in gain on sale of notes receivable. Securitization related fees include legal fees, advisor fees, accounting fees, program fees, origination fees and other fees related to securitizations and the corresponding line of credit. These fees include the legal fees paid through a shared services agreement with the parent company.

Income Before Income Taxes Brooke Credit’s income before income taxes increased significantly in 2005 primarily because net interest income revenues increased $4,934,000 from more loan originations and gain on sale of notes receivables income increased $3,451,000 (after deduction of an increase in securitization related expenses of $1,559,000) from more loan securitizations.

Loan Quality

No amounts of recourse loans and loans associated with securitizations were charged off for the year ended December 31, 2005 and none of these loans were delinquent 60 days or more as of December 31, 2005, primarily because loan payments generally are deducted from commissions received by Brooke Franchise prior to payment of commissions to the borrower and most other creditors. We believe that credit problems on recourse and securitized loans are more likely to be identified when Brooke Franchise collects franchisees’ monthly statement account balances than by monitoring Brooke Credit’s loan delinquencies.

The terms of Brooke Credit’s securitizations (and a collateral preservation measure) require that payments on the pool of loan assets that back the securities sold to investors be paid from commissions received by Brooke Franchise prior to payment of commissions to the borrower and to most other creditors. As a result, we believe that our primary credit exposure generally results from Brooke Franchise’s collection of monthly franchisees’ statement balances rather than from loan defaults to Brooke Credit. Although we believe that credit loss exposure is limited on securitized loans and loan participations sold with recourse, Brooke Credit has reduced its expected retained interest associated with these loans by approximately $2,764,000 for credit loss allowance as of December 31, 2005, which reduced the amount of gain on sale revenue recognized at the time of each loan sale and resulted in a reduction of the carrying value of the corresponding asset on Brooke Credit’s balance sheet. Other than these reductions in asset totals, Brooke Credit has not established a separate credit loss reserve.

Inventoried loans totaled $43,941,000 and $44,644,000 at December 31, 2005 and 2004, respectively, of which $627,000 and $135,000 were delinquent 60 days or more at December 31, 2005 and 2004, respectively.

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

Brokerage Segment

Financial information relating to Brooke Brokerage and our Brokerage Segment is as follows (in thousands, except percentages):

	Year Ended December 31, 2005	2005 % Increase (decrease) over 2004	Year Ended December 31, 2004	2004 % Increase (decrease) over 2003	Year Ended December 31, 2003
Operating revenues
Insurance commissions	$6,382	2	$6,285	12	$5,596
Policy fee income	1,581	(21)	2,003	228	610
Insurance premiums earned	944	135	401	42	283
Interest income	245	371	52	(27)	71
Borrower consulting fees	1,666	—	—	—	—
Other income	376	7	353	854	37
Total operating revenues	11,194	23	9,094	38	6,597

Operating expenses
Commission expense	2,724	(5)	2,875	27	2,260
Payroll expense	3,647	10	3,314	53	2,163
Depreciation and amortization	584	130	254	147	103
Insurance loss and loss expense incurred	(60)	(253)	(17)	(122)	77
Other operating expenses	2,179	6	2,047	26	1,624
Total operating expenses	9,074	7	8,473	36	6,227

Income from operations	2,120	241	621	68	370

Interest Expense	332	1	330	104	162

Income before income taxes	1,788	514	291	40	208

Total assets (at period end)	8,384	(40)	13,869	5	13,254

Insurance Brokerage Revenues Insurance commissions, primarily from policies sold on a non-exclusive wholesale basis through insurance agents, increased in 2005 primarily as the result of increased profit sharing commissions. Insurance commissions increased in 2004 primarily as a result of the acquisition of Texas All Risk General Agency in November 2003. Brokerage insurance commissions are expected to decrease in 2006 due to the sale of Texas All Risk General Agency in November 2005.

Profit sharing commissions, or Brooke Brokerage’s share of insurance company profits paid by insurance companies on policies written by non-exclusive insurance agents, increased $261,000, or 86% to $964,000, in 2005 and $519,000, or 283% to $703,000, in 2004. Profit sharing commissions increased in 2005 and 2004 primarily because overall insurance company profits increased on policies written by Brooke Brokerage’s non-exclusive insurance agents. Profit sharing commissions represented approximately 15% and 11%, respectively, of Brooke Brokerage’s insurance commissions for the years ended December 31, 2005 and 2004.

Insurance agents are typically paid a share of commission income, excluding profit sharing commissions. Commission expense decreased in 2005 because, after adjusting for profit sharing commissions, insurance commissions decreased in 2005. Commission expense increased in 2004 because insurance commission income increased. Commission expense represented approximately 43%, 46% and 40% of Brooke Brokerage’s insurance commission revenue for 2005, 2004 and 2003, respectively.

Policy fee income decreased in 2005 partially as the result of selling the Texas All Risk General Agency unit in November 2005 and increased in 2004 primarily as the result of acquiring the Texas All Risk General Agency unit in November 2003. Policy fee income represented approximately 25%, 32% and 11% of Brooke Brokerage’s insurance commissions for 2005, 2004 and 2003, respectively.

Net commission refund expense, or the estimated amount of Brooke Brokerage’s share of wholesale commission refunds due to policyholders resulting from future policy cancellations decreased $248,000 in 2005 primarily as the result of selling Texas All Risk General Agency. On December 31, 2005 and 2004, Brooke Brokerage recorded corresponding total commission refund liabilities of $86,000 and $455,000, respectively.

Loan Brokerage Revenues Beginning in November 2005, Brooke Brokerage, through its CJD & Associates, L.L.C. wholly owned subsidiary, began using its industry contacts and expertise in insurance brokerage to broker loans for, and consult with, general insurance agencies specializing in hard-to-place insurance sales, captive insurance agencies and funeral homes selling final expense insurance. Brooke Brokerage received consulting fees from several borrowers in 2005 including fees associated with the sale of Texas All Risk General Agency. Consulting fees from borrowers are expected to increase in 2006.

Underwriting Revenues Brooke Brokerage discontinued its plans to reinsure selected hard-to-place and niche insurance policies placed by Brooke Brokerage with unaffiliated insurance companies to unaffiliated policyholders through The DB Group, Ltd, a captive insurance company subsidiary. As of December 31, 2005, no reinsured policies had been written through The DB Group, Ltd and no premium revenues were recorded by The DB Group, Ltd. In December 2005, Brooke Brokerage sold The DB Group, Ltd to Brooke Investments, Inc., a sister company, and the captive insurance company will be used in 2006 to insure a portion of Brooke Franchise’s professional liability exposure. The issuance of professional liability policies through The DB Group, Ltd to insure a portion of Brooke Franchise’s professional liability exposure is important to Brooke franchisees and the corresponding premiums are paid by Brooke franchisees.

Brooke Brokerage had established DB Indemnity, Ltd, a captive insurance company to insure a portion of Brooke Franchise’s professional liability exposure and to provide financial guaranty insurance for Brooke Credit. Beginning in 2006, the professional liability exposure of Brooke Franchise will be insured through The DB Group, Ltd. In December 2005, Brooke Brokerage sold DB Indemnity, Ltd to Brooke Investments, Inc, a sister company, but the captive insurance company will continue to issue financial guaranty policies to Brooke Credit. The issuance of financial guaranty policies through DB Indemnity, Ltd is important to Brooke Credit’s participating lender investors and the corresponding premiums are paid by Brooke Credit’s borrowers. As of December 31, 2005, DB Indemnity, Ltd had financial guaranty policies in force covering principal loan balances totaling $64,018,000 and a professional liability policy covering Brooke Franchise franchisees with a policy limit of $2,000,000, which only applies after coverage of $5,000,000 provided by unaffiliated insurers is exhausted.

DB Indemnity premiums decreased $24,000, or 2%, to $1,020,000 in 2005 from $1,044,000 in 2004. DB Indemnity’s first year of operation was 2003. DB Indemnity has not incurred any claims or loss expense since beginning operations. As of December 31, 2005, 2004 and 2003, DB Indemnity recorded corresponding total reserves of $734,000, $719,000 and $135,000, respectively.

Income Before Income Taxes Brooke Brokerage’s income before income taxes increased significantly in 2005 primarily as the result of initiating its loan brokerage and consulting activities and the resulting fees generated from these activities.

Liquidity and Capital Resources

Our cash and cash equivalents were $12,321,000, $19,761,000 and $13,741,000 as of December 31, 2005, 2004 and 2003, respectively. Our current ratios (current assets to current liabilities) were 2.08, 1.49, and 1.83 at December 31, 2005, 2004 and 2003, respectively. The increase in our current ratio from 2004 to 2005 is primarily the result of an equity offering in 2005 and an increase in securities related to our loan securitizations in 2005, the purchase of which was primarily financed with long-term debt. The decrease in our current ratio from 2003 to 2004 is primarily due to an increase in short-term debt and current maturities of long-term debt from deferred payments to sellers on acquired business inventory. Our current ratio and cash balances will be adversely affected if business inventory increases, seller loan balances are prepaid, or additional notes are retained in our portfolio.

Our cash and cash equivalents decreased a total of $7,440,000 from December 31, 2004 to December 31, 2005. During 2005, net cash of $3,720,000 was used in operating activities. A cash inflow of $14,318,000 resulted from deferred payments to sellers for business inventory while cash of $4,036,000 was used to fund an increase in inventory. Net cash of $11,619,000 was also used to fund a decrease in other liabilities, which resulted primarily from a decrease in line of credit loan balances from loan securitization activity. Net cash of $19,885,000 was used in investing activities primarily as the result of a cash outflow in the amount of $21,778,000 for the purpose of acquiring subordinate investment interests in securitized loan pools. Net cash of $16,165,000 was provided by financing activities primary as the result of a cash inflow of $31,021,000 from issuance of 2,875,000 shares of the Company’s stock in a follow-on stock offering to the public. Offering proceeds of $12,186,000 were used to pay long-term debt and offering proceeds of $4,315,000 were used to repay bonds.

Our cash and cash equivalents increased a total of $6,020,000 from December 31, 2003 to December 31, 2004. During 2004, net cash of $5,804,000 was provided by operating activities. A cash inflow of $11,610,000 resulted from deferred payments to sellers for business inventory. Cash of $33,834,000 was used to fund an increase in notes receivable and cash of $24,092,000 was provided by an increase in line of credit loans resulting in $9,742,000 in increased notes receivable balances that were not funded by line of credit balances. Net cash of $1,754,000 was used by investing activities. A cash inflow resulted from the sale of subsidiaries and business assets, primarily auto insurance agencies, as cash proceeds of $12,977,000 from the sale of these assets exceeded corresponding cash purchases of $8,215,000. A cash outflow of $4,882,000 resulted from our purchase of securities related to our loan securitizations in 2004. Net cash of $1,970,000 was provided by financing activities with $19,785,000 of cash provided by loan proceeds from long-term debt and $10,591,000 of cash used to make payments on long-term debt.

Brooke Corporation As a holding company, Brooke Corporation’s primary sources of revenues are derived from its operating subsidiaries from administrative services fees, income tax sharing arrangements and dividends. We believe that these sources of revenues are sufficient to fund Brooke Corporation’s normal operations and pay its corporate expenses, income taxes and dividends.

In 2005, Brooke Corporation made equity contributions to Brooke Credit Corporation in the amount of $15,000,000 and Brooke Franchise Corporation in the amount of $5,000,000. These equity contributions were funded primarily with a portion of the $31,021,000 in net proceeds received from a Brooke Corporation public equity offering in 2005. Brooke Corporation does not expect to make any additional equity contributions to Brooke Credit Corporation or Brooke Franchise Corporation in 2006. However, Brooke Corporation expects to make an equity contribution to Brooke Brokerage Corporation in 2006 in the amount of $10,000,000, if its regulatory application to become a savings and loan holding company through acquisition of a federal savings bank is approved. The equity contribution will be made from Brooke Corporation’s cash reserves.

The sources and needs for capital of the individual subsidiaries are more fully explained below.

Brooke Franchise Our franchise subsidiary typically generates sufficient cash from its operating and investing activities to satisfy its normal capital needs, including the funding of its business inventory and franchise statement balances. However, to generate sufficient cash to meet its capital needs, Brooke Franchise is largely dependent on the recruitment of additional franchisees and on the availability of loans for these new franchisees from Brooke Credit. Cash of $9,446,000 and $14,063,000, respectively, was generated from franchise operating activities in 2005 and 2004. Additional cash of $12,176,000 and $15,847,000, respectively, was generated from the purchase and sale of subsidiaries, business assets and inventory in 2005 and 2004.

Brooke Credit Our finance subsidiary’s lending activities have been funded primarily through loan participation sales, asset-backed securitizations and bank lines of credit. Brooke Credit’s operating activities generated cash of $15,048,000 in 2005 and used cash of $7,789,000 in 2004. The changes in operating cash resulted primarily from changes in Brooke Credit’s loan inventory. Brooke Credit expects its loan portfolio to increase again in 2006. The capital and loan funding needs of Brooke Credit are largely met through the sources discussed below. However, to fund this anticipated loan growth in 2006, additional Brooke Credit common equity, or alternative types of equity, may also be required to improve capital-to-asset ratios, fund collateral margin requirements of bank lines of credit, fund increases in loan inventory or fund purchases of securities associated with loan securitizations. If additional equity is required, Brooke Credit does not intend to rely on equity investments from Brooke Corporation and will solicit investments from other investors.

Brooke Credit-Loan Participations In recent years, Brooke Credit has relied less on loan participation sales as a source of loan funding. Nevertheless, sales of loan participation interests remains an essential source of funding. Loan participation balances increased $4,260,000 and $37,135,000, respectively, in 2005 and 2004. Brooke Credit expects to sell similar amounts of loan participations to its lender network in 2006.

Brooke Credit-Asset Securitizations In recent years, Brooke Credit has relied on securitizations to fund an increasing share of its loan portfolio. Asset-backed securities totaling $83,500,000 and $20,000,000, respectively, were issued in 2005 and 2004. Based on Brooke Credit’s experience in recent years, it believes that it can sell the asset-backed securities that it expects to issue in 2006. However, if the market for these securities is such that it cannot, then Brooke Credit believes that the funding shortfall can be partially offset with the sale of more loan participations through its lender network and with increased borrowing from its bank lines of credit.

Brooke Credit-Bank Debt As part of Brooke Credit’s securitization activities, it regularly invests in subordinate securities and funds these purchases largely with bank debt. Subordinate securities totaling $21,778,000 and $4,882,000, respectively, were acquired in 2005 and 2004 and corresponding bank debts of $16,198,000 and $3,750,000, respectively, were incurred in 2005 and 2004. Brooke Credit expects to incur additional bank debt in 2006 to acquire subordinate securities in amounts dependent on the level of securitizations undertaken in 2006.

Brooke Credit-Bank Lines of Credit A primary Brooke Credit objective is to increase interest income by holding more loans for longer periods of time prior to their sale as loan participations or asset-backed securities. Brooke Credit has secured two bank lines of credit with combined limits of $84,000,000 for the purpose of funding these loans until sold. We intend to increase our existing bank lines of credit, or acquire additional bank lines of credit, as circumstances require.

Brooke Brokerage Brooke Brokerage used $5,254,000 and generated $1,586,000 in cash from operating activities in 2005 and 2004. During 2006, we expect to invest $10,000,000 in Brooke Brokerage if its regulatory application to become a savings and loan holding company through acquisition of federal savings bank is approved.

Subject to the above uncertainties, we believe that our existing cash, cash equivalents and funds generated from operating, investing and financing activities will be sufficient to satisfy our normal financial needs. Additionally, subject to the above, we believe that funds generated from future operating, investing and financing activities will be sufficient to satisfy our future financing needs, including the required annual principal payments of our long-term debt and any future tax liabilities.

Capital Commitments

The following summarizes our contractual obligations as of December 31, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term borrowings	$12,500	$12,500	—	—	—
Long-term debt	50,075	17,325	$20,844	$8,259	$3,647
Interest payments*	10,980	4,297	4,158	1,507	1,018
Capital leases (facilities)	595	80	170	190	155
Operating leases (facilities)	10,920	3,684	5,758	1,475	3
Other contractual commitments**	1,442	816	626	—	—

Total	$86,512	$38,702	$31,556	$11,431	$4,823

*	Includes interest on short-term and long-term borrowings. For additional information on the debt associated with these interest payments see footnotes 4, 5 and 6 to our consolidated financial statements.
**	Projected future purchase price payments due to the sellers of CJD & Associates, L.L.C. that is contingent on future revenues. For additional information, see footnote 17 to our consolidated financial statements.

Our principal capital commitments consist of bank lines of credit, term loans, deferred payments to business sellers and obligations under leases for our facilities. We have entered into enforceable, legally binding agreements that specify all significant terms with respect to the contractual commitment amounts in the table above.

Critical Accounting Policies

Our established accounting policies are summarized in footnotes 1 and 2 to our consolidated financial statements for the years ended December 31, 2005, 2004 and 2003. As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles.

We believe that the following accounting policies are critical. These accounting policies are more fully explained in the referenced footnote 1 to our consolidated financial statements.

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. The following discussions summarize how we identify critical accounting estimates, the historical accuracy of these estimates, sensitivity to changes in key assumptions, and the likelihood of changes in the future. The following discussions also indicate the uncertainties in applying these critical accounting estimates and the related variability that is likely to result in 2006.

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

An estimate of franchisees’ share of undistributed commissions is made based on historical rates of commission payout, management’s experience and the trends in actual and forecasted commission payout rates. Although commission payout rates will vary, particularly if use of service/sales centers increases significantly, we do not expect significant variances from year to year. We regularly analyze and, if necessary, immediately change the estimated commission payout rates based on the actual average commission payout rates. The commission payout rate used in 2005 to estimate franchisees’ share of undistributed commissions was 80% and the actual average 2005 commission payout rate to franchisees (net of profit sharing commissions) was 80%. We believe that these estimates will not change substantially in 2006.

Allowance for Doubtful Accounts Our allowance for doubtful accounts is comprised primarily of allowance for estimated losses related to amounts owed to us by franchisees for short-term credit advances, which are recorded as monthly statement balances, and longer-term credit advances, which are recorded as non-statement balances. Losses from advances to franchisees are estimated by analyzing all advances recorded to franchise statements that had not been repaid within the previous four months; all advances recorded as non-statement balances for producers in the first three months of development; total franchise statement balances; total non-statement balances; historical loss rates; loss rate trends; potential for recoveries; and management’s experience. Loss rates will vary and significant growth in our franchise network could accelerate those variances. The effect of any such variances can be significant. The estimated allowance for doubtful accounts as of December 31, 2005 was $716,000. The estimated allowance was approximately 25% of the actual amount of 2005 losses from advances made to franchisees, approximately 10% of the actual total combined franchise statement and non-statement balances as of December 15, 2005, and approximately 30% of the actual combined advances recorded to franchise statements that had not been repaid during the four-month period ending December 15, 2005 and recorded as non-statement balances for producers in the first three months of development. We believe that this estimate will increase during 2006 primarily as a result of our growing franchise operations and increased emphasis on producer development for startup franchises.

Unearned Initial Franchise Fees for Buyers Assistance Plans Services The initial franchise fees that we collect are typically allocated between basic services (for access to our trade-name, suppliers, management system and business model) and buyers assistance plan services (for consulting tasks such as inspection reports). The initial franchise fees allocated to buyers assistance plan services are recognized as revenues when the individual consulting task is completed, which requires that we estimate how much of the initial franchise fees for buyers assistance plan services are attributable to each consulting task. To make these estimates, we analyze the time required to complete the task; the level of expertise required to complete the task; the value of the task to the franchisee; and management’s experience. Although the amounts of the initial franchise fees allocated are sometimes significant, the effect of variances on our results have not been significant, because most of the consulting tasks are completed prior to payment of the initial franchise fees at closing. We believe that these estimates will not change substantially in 2006.

Discount, Prepayment and Credit Loss Rates Used to Record Loan Participation Sales and Asset-Backed Securities Sales We regularly sell the loans that we originate to banks and finance companies. Accounting for the sale of loan participations and loan securitizations and the subsequent tests for impairment are summarized in footnote 2.

Loan participations and loan securitizations represent the transfer of notes receivable, by sale, to “participating” lenders or special purpose entities. The fair value of retained interests and servicing assets resulting from the transferred loans are recorded in accordance with the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We typically estimate fair value based on the present value of future expected cash flows, which requires us to make assumptions about credit losses, prepayment speed and discount rates. Most of our loans are adjustable rate loans on which in 2005 we assumed credit losses of 0.5% each year, prepayment speeds of 10.0% each year and a discount rate of 11.0%. These assumptions are made based on historical comparisons, management’s experience and the trends in actual and forecasted portfolio prepayment speeds, portfolio credit losses, risk free interest rates and market interest rates. During the fourth quarter 2005 the discount rate assumption was changed from 8.5% to 11.0%. Although we regularly analyze the accuracy of our assumptions of prepayment speeds, credit losses and discount rate and make changes when necessary, we believe that additional changes are unlikely in 2006. As of December 31, 2005, we tested retained interests for impairment and the resulting analysis of prepayments speeds and credit losses for the various loan pools indicated that our assumptions were historically accurate. The effect of variances can be significant and the impact of changes in these estimates is more specifically described in footnote 2.

Amortization and Useful Lives We acquire insurance agencies and other businesses that we intend to hold for more than one year. We record these acquisitions as Amortizable Intangible Assets. Accounting for Amortizable Intangible Assets, and the subsequent tests for impairment are summarized in footnote 1(g). The rates of amortization of Amortizable Intangible Assets are based on our estimate of the useful lives of the renewal rights of customer and insurance contracts purchased. We estimate the useful lives of these assets based on: historical renewal rights information; management’s experience; industry standards; and trends in actual and forecasted commission payout rates. The rates of amortization are calculated on an accelerated method (150% declining balance) based on a 15-year life. As of December 31, 2005, we tested amortizable intangible assets for impairment and the resulting analysis indicated that our assumptions were historically accurate and that the useful lives of these assets exceeded the amortization rate. The amortizable intangible assets have a relative stable life and, unless unforeseen circumstances occur, the life is not expected to change in the future. Because of the relatively large remaining asset balance, changes in our estimates could significantly impact our results. We believe that these estimates will not change in 2006.

The rates of amortization of Servicing Assets are based on our estimate of repayment rates, and the resulting estimated maturity dates, of the loans that we service. Loan repayment rates are determined using assumptions about credit losses and prepayment speed as outlined in the above discussion about the fair values of servicing assets. As of December 31, 2005, an analysis of prepayments speeds and credit losses indicated that our assumptions were historically accurate and the maturity date estimates were reasonable. Although significant changes in estimates are not expected, because of the relatively large remaining asset balance, changes in our estimates that significantly shorten the estimated maturity dates could significantly impact our results. We believe that these estimates will not change in 2006.

Loan Origination Expenses Brooke Credit typically sells loans soon after origination and retains responsibility for loan servicing. However, most of Brooke Credit’s operating expenses are associated with loan origination. We analyze our lending activities to estimate how much of Brooke Credit’s operating expenses should be allocated to loan origination activities and, therefore, matched, or offset, with the corresponding loan origination fees collected from borrowers at loan closing. The estimated allocations of payroll and operating expenses to loan origination activities are based on management’s observations and experience; job descriptions and other employment records; and payroll records. Although not expected, significant changes in our estimation of expense allocations could significantly impact our results because loan fee amounts are significant to us. We believe that this estimate will increase during 2006 primarily as a result of our growing loan origination activity.

Income Tax Expense An estimate of income tax expense is based primarily on historical rates of actual income tax payments. The estimated effective income tax rate used in 2005 to calculate income tax expense was 35%. Although not expected, significant changes in our estimated tax rate could significantly impact our results. We believe this estimate will not change significantly in 2006.

Revenue Recognition Policies Revenue recognition is summarized in footnote 1(e).

With respect to the previously described critical accounting policies, we believe that the application of judgments and assumptions is consistently applied and produces financial information which fairly depicts the results of operations for all years presented.

Off Balance Sheet Arrangements

As part of our ongoing operations, we make loans to franchisees and others to fund purchases or startups of insurance agencies or funeral homes or ongoing working capital needs. We engage in the sale of loan participation interests in individual loans to banks and finance companies and the securitization of pools of insurance agency loans. These typically meet the requirements of true sales as outlined in SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The sale of loan participations and loan securitizations has resulted in the removal of a significant amount of loans from our balance sheet. The loan sales enable us to:

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

Loan Sales and Securitizations When the sale of a loan is classified as a true sale, gains or losses are recognized, loans are removed from the balance sheet and residual assets, representing the present value of future cash flows from the interest and servicing spread are recorded. Future cash flows are reduced by the amount of estimated credit losses and notes receivable prepayments, based on management’s assumptions and estimates.

The following table reports for each of the five securitizations in which we have been involved during fiscal years 2003, 2004 and 2005 (1) the amount of loans sold to a qualifying special purpose entity, (2) the amount of asset-backed securities issued as a part of the securitization, (3) the fair value of the difference between loans sold and securities issued to accredited investors and the fair value of the interest receivable retained recorded as a security for the period ended December 31, 2005, (4) the portion of the security comprised of retained interest, and (5) the portion of the security comprised of retained equity in the special purchase entity.

Securitization Table

(in thousands)

Date of Securitization	Loans Sold	Asset-Backed Securities Issued	Servicing Income	Fair Value	Retained Interest	Retained Equity
April 2003	$15,825	$13,350	$8	$3,511	$479	$3,032
November 2003	23,526	18,500	12	6,556	585	5,971
June 2004	24,832	20,000	10	4,721	1,182	3,539
March 2005	40,993	32,000	32	11,692	3,407	8,285
December 2005	64,111	51,500	6	18,201	5,505	12,696

At December 31, 2005, 2004 and 2003, we had transferred assets with balances totaling $233,473,000, $138,740,000 and $101,922,000, respectively that were accounted for as true sales, resulting in pre-tax gains for the years ended December 31, 2005, 2004 and 2003 of $7,435,000, $2,475,000 and $4,368,000, respectively. Purchasers of these notes receivable obtained full control over the transferred assets (i.e. notes receivable) and obtained the right, free of conditions that constrain them from taking advantage of that right, to pledge or exchange the notes receivable. Furthermore, the agreements to transfer assets do not entitle, or obligate, us to repurchase or redeem the notes receivable before their maturity, except in the event of an uncured breach of a representation or warranty.

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

To the extent that the difference between the rate paid by Brooke Credit to participating lenders and investors and the rate received by Brooke Credit from borrowers exceeds the maximum percentage allocated to the servicing benefit, Brooke Credit recognizes a non-cash asset, called an “Interest Receivable Asset,” on its balance sheet. This amount is equal to our estimate of the present value of future cash flows resulting from this interest spread. With respect to sale of loan participations, our right to interest income is not subordinate to the purchaser’s interests and we share interest income with purchasers on a pro rata basis. Although not subordinate to the purchaser’s interests, our retained interest is subject to credit and prepayment risks on the transferred assets. On loan participations sold with recourse, our retained interest is subject to credit risk on the transferred assets.

At December 31, 2005 and 2004, we recorded the value of the servicing asset at $2,650,000 and $2,909,000, respectively, and the value of the servicing liability at $34,000 and $39,000, respectively. At December 31, 2005 and 2004, we recorded the fair value of retained interest at $12,570,000 and $5,893,000, respectively, with $1,412,000 and $2,484,000, respectively, listed as Interest-only strip receivable on our balance sheet, and $11,158,000 and $3,409,000, respectively, in retained interest carried in our securities.

Components of the loan servicing asset, servicing liability, interest receivable asset relating to loan participation sales as of December 31, 2005 were as follows (in thousands):

	Servicing Asset	Servicing Liability	Interest Receivable Asset
Estimated cash flows from loan servicing fees/interest income	$5,475	$0	$2,061
Less:
Servicing expense	(1,050)	49
Estimated credit losses*			(78)
Discount to present value	(1,775)	(15)	(571)

Carrying Value	$2,650	$34	$1,412

*	Estimated credit losses from liability on sold recourse loans with balances totaling $3,807,000 as of December 31, 2005. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Retained Securities The terms of Brooke Credit’s securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. Brooke Credit retains ownership of the resulting subordinate interest in the loan pool and borrows money from commercial banks to fund this investment. As such, our retained interest is subject to credit and prepayment risks on the transferred assets. As of December 31, 2005, Brooke Credit had subordinate investment interest in loan pools totaling $44,681,000, part of which is the carrying value of our retained interest in asset-backed securities, and has borrowed $19,715,000 as of December 31, 2005 from commercial banks to fund this investment.

In connection with the recognition of non-cash gains for the interest benefits of asset-backed securities sales, the present value of future cash flows were recorded as an interest receivable asset and included on the balance sheet as part of the investment securities balance. Components of the interest receivable asset as of December 31, 2005 were as follows (in thousands):

Estimated cash flows from interest income	$21,101
Less:
Estimated credit losses	(2,686)
Discount to present value	(7,257)

Carrying Value of Retained Interest in Asset-Backed Securities	$11,158

We annually evaluate and measure the retained interest and servicing assets for potential impairment. Impairment testing involves comparing our current discounted value of future interest and servicing revenue with our carrying value for the retained interest and servicing assets. If our current discounted value is less than our carrying value, we recognize an impairment equal to the difference in value. No impairment was recognized in the fiscal years ended December 31, 2005, 2004 and 2003.

In addition, we conduct sensitivity analysis to evaluate the potential impact of a 10% to 20% change in the key economic assumptions used in valuing our retained interest and servicing assets. These key economic assumptions include prepayment speed, expected credit losses and discount rate. As of December 31, 2005, an increase in these key economic assumptions by 10% to 20% generally results in decreases of 2% to 7% in the value of the retained interest and servicing assets. More drastic changes to economic and market conditions than those we have modeled would likely lead to greater diminution in the value of the retained interest and servicing assets.

Loans Sold With Recourse The business and real estate loans on our balance sheet at December 31, 2005 and 2004, $3,807,000 and $3,733,000, respectively, were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. At December 31, 2005, all such recourse loans a) had no balances more than 60 days past due; b) had adequate collateral; and c) were not in default.

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

In the event of such material change in economic and market conditions, we would likely examine a range of strategic options, including evaluating our current capital structure; the availability of credit sources in addition to the loan participation and loan securitization markets; a possible reduction in the expansion of our franchise network; a possible curtailment in our lending operations; and an examination of our internal cost and operating structure. We would make no such change prior to thoroughly evaluating our alternatives and market conditions. While our management cannot predict market conditions or the reactions of participating lenders to changes in market conditions or our strategies, we are unaware of any trends or uncertainties that are reasonably likely to materially reduce our ability to sell loans and remove them from our balance sheet under current accounting rules, or any need to consider any such strategic options at this time.

Proposed Accounting Changes In August 2005, the Financial Accounting Standards Board (FASB) issued three exposure drafts which amend Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The final standards are scheduled to be issued during the calendar year 2006.

The first exposure draft seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. Our current off-balance sheet securitizations in our Lending Services segment would be required to be consolidated in our financial statements based on the provisions of the exposure draft. We will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the securitizations to continue to derecognize loans transferred to the securitization special purpose entities. At December 31, 2005, the securitization special purpose entities held loans totaling $141 million, which we would be required to consolidate into our financial statements under the provisions of this exposure draft.

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

A general decline in economic activity in the United States or in one of the states or geographic regions in which we operate such as California, Texas, the Southwest, the Midwest or the Southeast, could also affect our results and financial condition.

An adverse change in economic activity could reduce the ability of individuals and small businesses—the key customers for our franchisees—to purchase insurance and other financial services. In such event, the revenue growth rate of our franchisees could flatten or decline, in turn reducing our revenues and hurting our franchisees’ ability to make timely interest and principal payments on their loans.

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

At December 31, 2005, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year were as follows (rates per annum):

	Business Loans (Adjustable Rate Stratum)*	Business Loans (Fixed-Rate Stratum)
Prepayment speed	10.00%	8.00%
Weighted average life (months)	150	51
Expected credit losses	0.50%	0.21%
Discount rate**	11.00%	11.00%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans, the rate is adjusted annually on December 31st. Beginning in the third quarter of 2004, contract terms on new loans are adjusted monthly or daily to an index.
**	During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%.

At December 31, 2005, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

Business Loans (Fixed & Adjustable Rate Stratum)
(in thousands except percentages)
Prepayment speed (annual rate)	8.00% - 10.00%
Impact on fair value of 10% adverse change	(396)
Impact on fair value of 20% adverse change	(774)
Expected credit losses (annual rate)	0.21% - 0.50%
Impact on fair value of 10% adverse change	(189)
Impact on fair value of 20% adverse change	(379)
Discount rate (annual)*	11.00%
Impact on fair value of 10% adverse change	(591)
Impact on fair value of 20% adverse change	(1,098)

*	During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%.

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interests and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for prepayment speed and discount rate are calculated on our retained interests and servicing assets on loans sold totaling $233,473,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interests in loans sold with recourse to participating lenders and loans sold in securitizations.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in discount rate assumptions (in thousands).

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Fixed & Adjustable Rate Stratum
	10% Discount Rate Increase	20% Discount Rate Increase
	(in thousands)
Estimated cash flows from loan servicing fees	$5,475	$5,475
Servicing expense	(1,050)	(1,050)
Discount of estimated cash flows	(1,871)	(1,962)

Carrying value of servicing asset after effect of increases	2,554	2,463
Carrying value of servicing asset before effect of increases	2,650	2,650

Decrease of carrying value due to increase in discount rate	$(96)	$(187)

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed & Adjustable Rate Stratum
	10% Discount Rate Increase	20% Discount Rate Increase
	(in thousands)
Estimated cash flows from interest income	$23,162	$23,162
Estimated credit losses	(2,764)	(2,764)
Discount of estimated cash flows	(8,323)	(8,739)

Carrying value of retained interests after effect of increases	12,075	11,659
Carrying value of retained interests before effect of increases	12,570	12,570

Decrease of carrying value due to increase in discount rate	$(495)	$(911)

At this time, we do not utilize derivative instruments to hedge against changes in interest rates or for any other purpose.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Brooke Corporation:

We have audited the accompanying consolidated balance sheets of BROOKE CORPORATION as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brooke Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Summers, Spencer & Callison, CPAs, Chartered

Topeka, Kansas

February 24, 2006

Brooke Corporation

Consolidated Balance Sheets

DECEMBER 31, 2005 AND 2004

(in thousands, except share amounts)

ASSETS

	2005	2004
Current Assets
Cash	$12,321	$19,761
Restricted cash	619	469
Accounts and notes receivable, net	55,526	51,803
Income tax receivable	830	—
Other receivables	1,627	1,239
Securities	44,682	17,889
Interest-only strip receivable	1,412	2,484
Deposits	467	186
Prepaid expenses	435	242

Total Current Assets	117,919	94,073

Investment in Businesses	5,058	1,022

Property and Equipment
Cost	7,487	6,696
Less: Accumulated depreciation	(2,333)	(2,180)

Net Property and Equipment	5,154	4,516

Other Assets
Amortizable intangible assets	4,532	5,793
Less: Accumulated amortization	(1,431)	(1,318)
Contract database	341	496
Servicing asset	2,650	2,909
Deferred charges	779	839

Net Other Assets	6,871	8,719

Total Assets	$135,002	$108,330

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Balance Sheets

DECEMBER 31, 2005 AND 2004

(in thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2005	2004
Current Liabilities
Accounts payable	$7,196	$7,081
Premiums payable to insurance companies	5,015	6,441
Payable under participation agreements	10,857	2,452
Unearned buyer consulting fees	118	410
Accrued commission refunds	802	976
IBNR loss reserve	—	60
Unearned insurance premiums	734	659
Income tax payable	474	1,913
Deferred income tax payable	1,564	258
Short-term debt	12,500	31,898
Current maturities of long-term debt	17,405	11,194

Total Current Liabilities	56,665	63,342
Non-current Liabilities
Deferred income tax payable	3,577	223
Servicing liability	34	39
Long-term debt less current maturities	33,265	37,390

Total Liabilities	93,541	100,994

Stockholders’ Equity
Common stock, $.01 par value, 99,500,000 shares authorized, 12,443,548 and 9,381,518 shares issued and outstanding	124	94
Preferred stock series 2002 and 2002A, $25 par value, 110,000 shares authorized, 49,667 shares issued outstanding	1,242	1,242
Preferred stock series 2002B, $32 par value, 34,375 authorized, 24,331 shares issued and outstanding	779	779
Additional paid-in capital	35,819	4,677
Retained earnings	3,015	43
Accumulated other comprehensive income	482	501

Total Stockholders’ Equity	41,461	7,336

Total Liabilities and Stockholders’ Equity	$135,002	$108,330

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Operations

YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

(in thousands, except per share data)

	2005	2004	2003
Operating Revenues
Insurance commissions	$86,872	$63,904	$45,706
Interest income (net)	10,360	5,072	1,819
Seller consulting fees	4,916	5,236	4,109
Gain on sale of businesses	3,091	5,261	418
Initial franchise fees for basic services	19,375	8,795	425
Initial franchise fees for buyer assistance plans	10,133	8,122	8,147
Gain on sale of notes receivable	7,435	2,475	4,368
Insurance premiums earned	811	401	283
Policy fee income	1,581	2,003	610
Other income	844	654	82

Total Operating Revenues	145,418	101,923	65,967

Operating Expenses
Commissions expense	66,957	49,600	37,011
Payroll expense	28,615	20,151	11,355
Depreciation and amortization	2,432	2,504	1,423
Insurance loss and loss expense incurred	(60)	(17)	77
Other operating expenses	26,665	16,444	8,617
Other operating interest expense	2,122	927	665

Total Operating Expenses	126,731	89,609	59,148

Income from Operations	18,687	12,314	6,819

Other Expenses
Interest expense	3,721	2,340	576

Total Other Expenses	3,721	2,340	576

Income Before Income Taxes	14,966	9,974	6,243
Income tax expense	5,261	3,280	2,083

Net Income	$9,705	$6,694	$4,160

Net Income per Share:
Basic	$0.89	$0.69	$0.42
Diluted	$0.86	$0.65	$0.41

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands, except common shares)

	Common Shares	Common Stock	Preferred Stock	Treasury Stock	Add’l Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2002	774,973	$775	$2,079	$(40)	$1,875	$(1,869)	$220	$3,040
Dividends paid						(1,610)		(1,610)
Equity stock split 6:1	3,819,615	3,819			(1,893)	(1,957)		(31)
Equity issuance from stock options	23,280	23			49			72
Equity conversion	60,606	61	(58)		(3)			—
Retirement of treasury stock	(11,050)	(11)		40		(28)		(1)
Equity change in par value*		(4,621)			4,621			—
Equity stock split*	4,667,424	47			(46)			1
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes							146	146
Net income						4,160		4,160

Total comprehensive income								4,306

Balances, December 31, 2003	9,334,848	$93	$2,021	$—	$4,603	$(1,304)	$366	$5,779

Balances, December 31, 2003	4,667,424	$4,667	$2,021	$—	$29	$(1,304)	$366	$5,779
Dividends paid						(5,347)		(5,347)
Equity issuance from stock options	33,195	14			61			75
Equity change in par value		(4,634)			4,634			—
Equity stock split 2:1	4,680,899	47			(47)			—
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes							135	135
Net income						6,694		6,694

Total comprehensive income								6,829

Balances, December 31, 2004	9,381,518	$94	$2,021	$—	$4,677	$43	$501	$7,336

Balances, December 31, 2004	9,381,518	$94	$2,021	$—	$4,677	$43	$501	$7,336
Dividends paid						(6,733)		(6,733)
Equity issuance from stock options	187,030	1			713			714
Equity issuance	2,875,000	29			30,429			30,458
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes							(19)	(19)
Net income						9,705		9,705

Total comprehensive income								9,686

Balances, December 31, 2005	12,443,548	$124	$2,021	$—	$35,819	$3,015	$482	$41,461

*	The par value of common stock was changed from $1 per share to $.01 per share in the second quarter of 2004. The Company effected a 6-for-1 stock split in 2003 and a 2-for-1 stock split in 2004. These entries are shown as if the transactions occurred in the second quarter of 2002 for comparative purposes. The reclassification does not affect total equity.

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Cash Flows

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net income	$9,705	$6,694	$4,160
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	820	629	433
Amortization	1,612	1,875	990
Gain on sale of businesses	(3,091)	(5,261)	(418)
Deferred income tax expense	1,306	292	160
Write down to realizable value of inventory	—	130	266
Gain on sale of notes receivable	(7,435)	(2,475)	(4,368)
Purchase of business inventory provided by sellers	14,318	11,610	6,999
(Increase) decrease in assets:
Accounts and notes receivable	(3,723)	(35,798)	(6,768)
Other receivables	(1,218)	459	523
Prepaid expenses and other assets	(474)	88	(336)
Business inventory	(4,036)	(655)	36
Increase (decrease) in liabilities:
Accounts and expenses payable	115	1,950	3,097
Other liabilities	(11,619)	26,266	(520)

Net cash provided by (used in) operating activities	(3,720)	5,804	4,254

Cash flows from investing activities:
Cash payments for securities	(21,778)	(4,882)	(8,516)
Cash payments for property and equipment	(541)	(1,634)	(1,421)
Purchase of subsidiary and business assets	(1,515)	(8,215)	(1,487)
Sale of subsidiary and business assets	3,949	12,977	—

Net cash used in investing activities	(19,885)	(1,754)	(11,424)

Cash flows from financing activities:
Dividends paid	(6,733)	(5,347)	(1,610)
Cash proceeds from bond/debenture issuance	—	—	1,304
Cash proceeds from common stock issuance	31,172	74	42
Loan proceeds on debt	28,518	19,785	16,176
Payments on bond maturities	(6,724)	(775)	(425)
Payments on short-term borrowing	(1,384)	(1,176)	(473)
Payments on long-term debt	(28,684)	(10,591)	(1,313)

Net cash provided by financing activities	16,165	1,970	13,701

Net increase (decrease) in cash and cash equivalents	(7,440)	6,020	6,531
Cash and cash equivalents, beginning of period	19,761	13,741	7,210

Cash and cash equivalents, end of period	$12,321	$19,761	$13,741

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

1. Summary of Significant Accounting Policies

(a)	Organization

Brooke Corporation (the “Company”) was incorporated under the laws of the State of Kansas in January 1986. The Company’s registered office is located in Overland Park, Kansas. At December 31, 2005, Brooke Holdings, Inc. owned 46.9% of the Company’s outstanding common stock and a control group consisting of Brooke Holdings, Inc. and certain executive officers of the Company owned 52.6% of the Company’s outstanding common stock. The Company is primarily a holding company that owns directly, or indirectly through a wholly owned subsidiary, 100% of the stock and ownership interests of all of its subsidiaries. The Company’s primary business operations are conducted by its subsidiaries and include franchising, franchise and insurance related lending, insurance brokerage and loan brokerage.

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

Brooke Franchise Corporation is a Missouri corporation. The primary business purpose of this subsidiary is franchising insurance and related businesses and providing services to its franchisees through its network of regional offices, service centers and sales centers. Other business purposes of this subsidiary are to provide consulting services to business sellers and collateral preservation assistance to lenders.

Brooke Credit Corporation, a Kansas corporation, is a licensed finance company that specializes in lending to small businesses that sell insurance, financial and funeral related services. Although most of this subsidiary’s loans are made to franchisees, it also makes loans to non-franchised businesses if collateral preservation assistance is provided by Brooke Franchise Corporation or Brooke Brokerage Corporation. Loans originated by Brooke Credit Corporation are sold on an individual basis to participating lenders or on a pooled basis to investors.

Brooke Brokerage Corporation, a Kansas corporation, serves as the parent holding company of the subsidiaries involved in the brokerage segment. It is the direct owner of 100% of the ownership interests of CJD & Associates, L.L.C. Although Brooke Brokerage Corporation is categorized as an operating subsidiary, all of its operations are conducted through CJD & Associates, L.L.C., a licensed insurance agency that sells hard-to-place and niche insurance on a wholesale basis, under the trade name of Davidson-Babcock, and brokers loans for general insurance agencies, captive insurance agencies, funeral homes and other small businesses.

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

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

Captive Subsidiaries:

The DB Group, Ltd and DB Indemnity, Ltd subsidiaries were incorporated in the country of Bermuda as captive insurance companies. Separate financial statements are prepared for Bermuda subsidiaries as required by the Bermuda government. The captive insurance company subsidiaries are wholly owned by Brooke Investments, Inc. and profits are not typically distributed as dividends.

The DB Group, Ltd was incorporated under the laws of Bermuda and is licensed as a Class 3 insurer under the Insurance Act 1978 of Bermuda and related regulations. There were no premiums written by this subsidiary in 2005 or 2004.

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

Brooke Agency Services Company LLC is licensed as an insurance agency and was created to serve as the agent of record for property, casualty, life and health insurance offered by the Company’s network of franchisees. Brooke Agency Services Company LLC has acquired ownership of franchise agreements from the Company and/or Brooke Franchise Corporation as part of an arrangement to preserve collateral on behalf of Brooke Credit Corporation, as required by the securitization process. Brooke Agency Services Company LLC has contracted with the Company and/or Brooke Franchise Corporation for performance of any obligations to agents associated with all such franchise agreements. The financial information of this subsidiary is consolidated with the Company’s financial information.

Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Securitization Company 2004A, LLC, Brooke Capital Company, LLC and Brooke Securitization Company V, LLC are the purchasers of Brooke Credit Corporation loans pursuant to true sales and the issuers of certain floating rate asset-backed notes issued pursuant to various agreements. The financial information of these subsidiaries is not consolidated with the Company’s financial information.

Other Subsidiaries:

Subsidiaries have been established for contractual operations but any revenues generated by these subsidiaries are assigned to one of the operating subsidiaries for performance of any associated obligations.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

These subsidiaries include Brooke Life and Health, Inc., The American Heritage, Inc., The American Agency, Inc., Brooke Credit Funding LLC, and First Brooke Insurance and Financial Services, Inc.

Subsidiaries have also been established for regulatory, licensing, security or other purposes and they typically conduct limited operations and do not own any assets. These subsidiaries include Brooke Bancshares, Inc., Brooke Funeral Services Company, LLC, Brooke Canada Funding, Inc., and Brooke Agency Services Company of Nevada, LLC.

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

The following are significant estimates made by management:

•	Amount of future policy cancellations which may result in commission refunds and a corresponding reserve

•	Share of future policy cancellations due from franchisees

•	Amount of allowance for doubtful accounts

•	Share of policy commissions due to franchisees for commissions received by the Company but not yet distributed to franchisees

•	Useful lives of assets

•	Amount of unearned initial franchise fees for Buyers Assistance Plans resulting from services and assistance not yet performed

•	Amount of future insurance claim losses, loss expense and earned premium percentages

•	The discount, prepayment and credit loss rates used to calculate fair value of interest-only strip receivables, servicing assets and servicing liabilities resulting from loan participation sales

•	The discount, prepayment and credit loss rates used to calculate fair value of securities resulting from asset-backed securitizations

•	Amortization

•	Allocation of payroll and operating expenses associated with the origination and servicing of loans

•	Amount of current and deferred income tax expense and payable

It is at least reasonably possible these estimates will change in the near term.

(c)	Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash on hand, cash in banks and short-term investments purchased with a maturity of three months or less to be cash and cash equivalents. Restricted cash is not included in cash equivalents.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

The Company estimates that a certain level of accounts receivable, primarily franchisee account balances, will be uncollectible; therefore, an allowance has been recognized for uncollectible amounts. The Company’s franchise subsidiary established allowances of $716,000 and $575,000 at December 31, 2005 and 2004, respectively, against commission advance amounts owed by franchisees. The Company’s franchise subsidiary regularly assists its franchisees by providing commission advances during months when commissions are less than expected, but expects repayment of all such advances within four months. At December 31, 2005, the amount of allowance was determined after specific analysis of all franchise advances classified as “watch” status.

The following schedule entitled “Valuation and Qualifying Accounts” summarizes the Allowance for Doubtful Accounts activity for the years ended December 31, 2005, 2004 and 2003 (in thousands). Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charges to Expenses	Write Offs	Balance at End of Year
Allowance for Doubtful Accounts
Year ended December 31, 2003	$0	$644	$644	$0
Year ended December 31, 2004	0	1,757	1,182	575
Year ended December 31, 2005	$575	$2,974	$2,833	$716

The Company’s brokerage subsidiary has established allowances of $0 and $52,000 at December 31, 2005 and 2004, respectively, against amounts owed by agents or insureds. Reserves of $0 and $60,000 at December 31, 2005 and 2004, respectively, were established for loan loss coverage on financial guaranty policies issued by DB Indemnity, Ltd on loans originated by the Company’s finance subsidiary.

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

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier and revenues are correspondingly reduced. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $802,000 and $976,000 at December 31, 2005 and 2004, respectively.

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

Gains on sale of notes receivable. Loan participation and loan securitizations represent the transfer of notes receivable, by sale, to “participating” lenders or special purpose entities. When transfers meet the criteria to be accounted for as a true sale, established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the gain on sale of a note receivable is recognized when the note receivable is sold. When the Company sells notes receivable, it typically retains servicing rights and interest income. Gains or losses on sales of notes receivable depends, in part, on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest and servicing assets based on their relative fair value at the date of transfer.

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

Initial franchise fees. The Company receives initial franchise fees for two types of initial franchise services: basic services provided pursuant to a franchise agreement and buyers assistance plan (BAP) services provided pursuant to a consulting agreement. Agreements are typically executed, and initial franchise fees are typically paid, when a franchise is acquired or opened. Initial franchise fees are non-refundable after execution of the franchise or consulting agreement.

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

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The initial franchise fees paid for BAP services cover several separate and distinct consulting tasks such as inspection report compilation, marketing profile and plan development, and operations analysis. Each consulting task is a separate accounting unit and revenues for each consulting task are recognized using the percentage of completion accounting method. Most of the BAP services (inspection reports, operations analysis and marketing plan development) are provided by the Company before franchise acquisition, resulting in the recognition of associated revenues when initial franchise fees are paid at closing. Although substantially all of the BAP services are performed prior to closing, the Company does not record any revenues from initial franchise fees until the actual payment of fees at closing. As a result, in 2005, approximately 91% of those initial franchise fees related to BAP assistance were immediately recognized as revenue. The remaining BAP initial franchise fees are typically credits held in reserve for initial advertising, training and signage expenses. These credits are released, and the revenue recognized, as the actual expenses are incurred. When calculating the percentage of completion for these remaining BAP consulting services, the Company analyzes the time and expense expended to date in providing these services and the amount of tangible benefits received to date by franchisees.

Total initial franchise fees for BAP services typically vary based on a percentage of the acquired business’s revenues because the time and expertise required of the Company to perform BAP services generally varies with acquisition size. However, the time and expertise required of the Company to provide basic services and the value to franchisees of those basic services, remains the same for all franchisees (even to startup or de novo franchisees), so the amount of total initial franchise fees allocated to basic services does not vary. Accordingly, total initial franchise fees are first allocated to initial franchise fees for basic services in the amount typically charged to startup franchisees and the remainder of the total initial franchise fees is allocated to BAP services.

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

Premiums. Through its subsidiary, DB Indemnity Ltd, excess liability premiums are recorded on the written basis and recorded as revenues over the term of the policies. Unearned premium reserves are established to cover the unexpired portion of premiums written and assumed and revenues are correspondingly reduced.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

Included in other assets are the unamortized costs of renewal rights (rights to renewal commissions received from insurance policies) purchased by the Company and through subsidiaries (Brooke Life and Health, Inc., The American Agency, Inc. and CJD & Associates, L.L.C.) for businesses the Company plans to own and operate for more than one year. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. The rates of amortization of Amortizable Intangible Assets are based on our estimation of the useful lives of the renewal rights of customer and insurance contracts purchased. Amortization was $478,000, $898,000 and $291,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

The acquisition of renewal rights purchased by the Company or by its subsidiaries for businesses the Company plans to own and operate for less than one year are not classified as Amortizable Intangible Assets (see footnote 1(i)). Recent acquisitions and divestitures of Amortizable Intangible Assets are discussed in footnote 12.

On July 1, 2002, the Company acquired 100% of the outstanding ownership interests of CJD & Associates, L.L.C. and $1,417,000 of the initial purchase price was allocated to renewal rights. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with FAS 141, “Business Combination,” any such payments for an increased purchase price will be recorded as Amortizable Intangible Assets when made. Additional payments of the purchase price have been made in the amount of $1,702,000 since the initial purchase.

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

On November 30, 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and T.A.R. Holding Co., Inc. which collectively owned 100% of the outstanding shares of All Risk General Agency, Inc. $1,000,000 of the initial purchase price was allocated to Amortizable Intangible Assets. The sellers were entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with FAS 141, “Business Combinations,” any such payments for an increased purchase price will be recorded as Amortizable Intangible Assets when made.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Additional payments of the purchase price have been made in the amount of $1,352,000 since the initial purchase. On November 30, 2005, CJD & Associates, L.L.C. sold 100% of the outstanding shares of Texas All Risk General Agency, Inc. and T.A.R. Holding Co., Inc. to an unrelated purchaser. See footnote 12 for additional disclosure regarding this sale.

As a result of the acquisition of CJD & Associates, L.L.C. on July 1, 2002, the Company recorded additional Amortizable Intangible Assets of $65,000 (net of accumulated amortization of $130,000).

In February 2003, the Company acquired the rights to the Web site Agencies4Sale.com for $25,000.

In February 2004, the Company acquired insurance agency renewal rights from Brent and Haeley Mowery for $499,000. This agency was subsequently sold to a franchisee in July 2005 for $499,000, which resulted in a gain on sale of $68,000 from amortization recorded in prior periods.

Subsequent to the initial recording at fair value, the amortizable intangible asset is evaluated and measured annually for impairment. The impairment testing is performed by two different methods of analysis. The first method is a cash flow analysis to determine if there are sufficient operating cash flows. The second method is a fair market value analysis based primarily on comparative sales data. If analysis indicates that operating cash flows are insufficient or the asset’s fair value is less than its book value, then an impairment has occurred and the Company writes down the asset to the estimated fair value. No impairment was recognized for the years ended December 31, 2005, 2004 or 2003.

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

The amount of assets included in the “Investment in Businesses” category is the total of purchase prices paid, or market prices if lower, for business assets, primarily renewal rights, that Brooke Franchise Corporation acquires to hold in inventory for sale to its franchisees. Renewal rights associated with businesses that the Company plans to own and operate for less than one year are considered inventory and are not amortized (see footnote 1(g)) because the residual values of those assets are expected to be the same at the time of sale to franchisees as at the time of acquisition by the Company. Typically, the Company acquires and sells the business assets simultaneously. If the assets are not sold simultaneously, then the Company operates the business until sold and records the income and expense associated with the business. The amount of income and expenses associated with inventoried businesses is not considered material by the Company. The number of businesses purchased for this purpose for the years ended December 31, 2005 and 2004 was 68 and 51, respectively. Correspondingly, the number of businesses sold from inventory for the year ended December 31, 2005 and 2004 was 66 and 50, respectively. At December 31, 2005 and 2004, the “Investment in Businesses” inventory consisted of 4 businesses and 2 businesses, respectively, with fair market values totaling $5,058,000 and $1,022,000, respectively.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The acquisition of renewal rights purchased by the Company or through its subsidiaries for businesses the Company plans to own and operate for more than one year are not classified as “Investment in Businesses” (see footnote 1(g)). In footnote 12, we discuss our accounting for businesses which we have acquired with the intent to own and operate for periods greater than one year. Such businesses are part of the Company’s existing operations and are not part of “Investment in Businesses.”

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

Also included in the Contract database asset are the legal and professional fees associated with development of standardized loan documents. These contracts are available for sale to others that make these types of loans, by first purchasing a license from Brooke Credit Corporation. A complete review and revision is scheduled for all loan documents every five years; therefore, the asset was being amortized over a five-year period and was fully amortized at December 31, 2005.

(l)	Deferred Charges

Deferred charges include loan fees paid in 2004 and 2005 to establish and increase a line of credit with DZ BANK AG Deutsche Zentral-Genossenschaftsbank. Associated costs totaled $996,000, of which $696,000 was paid in 2004 to establish the line of credit and $300,000 was paid in 2005 to increase the line of credit. These costs are amortized over a period ending at the maturity date of the line of credit. Net of amortization, the balance of all such prepaid expenses at December 31, 2005 and 2004 was $779,000 and $649,000, respectively.

Deferred charges also include the costs associated with a public offering of bonds and debentures. Selling expenses, auditor fees, legal costs and filing charges associated with the Company’s public offering of bonds and debentures totaled $615,000 and are amortized over a period ending at the bond and debenture maturities. Net of amortization, the balance of all such prepaid expenses at December 31, 2005 and 2004 was $0 and $190,000, respectively. The bonds and debentures were paid in full during 2005.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

The holders of the Company’s 2002B convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 9% of the liquidation value of such stock per share per annum, if determined by the Board of Directors. The holders of 2002B convertible preferred stock do not have any voting rights and their conversion rights have expired. In the case of liquidation or dissolution of the Company, the holders of the 2002B convertible preferred stock shall be entitled to be paid in full the liquidation value, $32 per share, after payment of full liquidation value to the holders of 2002 convertible preferred stock, 2002A convertible preferred stock, and before the holders of common stock.

The Board of Directors designated 200,000 shares of preferred stock as 2003 convertible preferred stock; however, no shares of the 2003 convertible preferred stock have been issued and the Board of Directors has indicated that no such shares will be issued.

In the first quarter of 2003, the Company authorized the split of common stock at a ratio of 6-for-1 and, in the second quarter of 2004, the Company authorized the split of common stock at a ratio of 2-for-1.

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

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the years ended December 31, 2005, 2004 and 2003 were $194,000, $194,000 and $196,000, respectively.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The prior year comparative average number of shares of common stock has been adjusted to reflect the 2-for-1 stock split in 2004 and the 6-for-1 stock split in 2003.

	Years Ended
(in thousands, except per share data)	December 31, 2005		December 31, 2004		December 31, 2003
Basic Earnings Per Share
Net Income		$9,705		$6,694		$4,160
Less: Preferred Stock Dividends		(194)		(194)		(196)

Income Available to Common Stockholders		9,511		6,500		3,964
Average Common Stock Shares		10,643		9,362		9,293

Basic Earnings Per Share		$0.89		$0.69		$0.42

	December 31, 2005		December 31, 2004		December 31, 2003
Diluted Earnings Per Share
Net Income		$9,705		$6,694		$4,160
Less: Preferred Stock Dividends on Non-Convertible Shares		(194)		(194)		(196)

Income Available to Common Stockholders		9,511		6,500		3,964
Average Common Stock Shares	10,643		9,362		9,293
Plus: Assumed Exercise of 359,340 Stock Options	359	11,002	563	9,925	322	9,615

Diluted Earnings Per Share		$0.86		$0.65		$0.41

(o)	Buyers Assistance Plans

As part of its initial services to franchisees, the Company sometimes assists franchisees with the conversion of acquired businesses into its franchise system pursuant to a buyers assistance plan (BAP). Substantially all of the BAP services (inspection reports, operations analysis and marketing plan development) are typically provided by the Company before franchise acquisition. However, some BAP related services (advertising and training) are performed during the four months after acquisition and a portion of BAP fees are correspondingly deferred. Unearned BAP and other related fees were $118,000 and $410,000 at December 31, 2005 and 2004, respectively.

(p)	Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, except for the following qualifying special purpose entities: Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Capital Company, LLC, Brooke Securitization Company 2004A, LLC and Brooke Securitization Company V, LLC. These qualifying special purpose entities were formed for the sole purpose of acquiring loans in connection with the securitization of agency loans. Each is treated as its own separate and distinct entity. Qualifying special purpose entities are specifically excluded from consolidation under FIN 46.

The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP). All significant intercompany accounts and transactions have been eliminated in consolidation of the financial statements.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

The Company expenses the costs of advertising as they are incurred. Total advertising expense for the years ended December 31, 2005, 2004 and 2003 was $6,674,000, $4,589,000 and $2,098,000, respectively.

(t)	Restricted Cash

Cash payments are made monthly to First National Bank of Phillipsburg as trustee for the Industrial Revenue Bonds. These funds are held by the trustee for payment of semi-annual interest and principal payments to bond holders on January 1st and July 1st. The amount of cash held at First National Bank of Phillipsburg at December 31, 2005 and 2004 was $72,000 and $59,000, respectively.

The Company holds insurance commissions for the special purpose entities Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Securitization Company 2004A, LLC, Brooke Capital Company, LLC, and Brooke Securitization Company V, LLC for the purpose of making future loan payments, and the use of these funds is restricted until the next monthly loan payment is made. The amount of commissions held at December 31, 2005 and 2004 was $547,000 and $410,000, respectively.

(u)	Securities

The carrying values of securities were $44,682,000 and $17,889,000 at December 31, 2005 and 2004, respectively, and consisted primarily of two types of securities: interest-only strip receivables in loan securitizations and retained interests in loan securitizations. These securities are classified as available for sale under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The aggregate carrying values of $44,681,000 and $17,115,000 at December 31, 2005 and 2004, respectively, for the corresponding marketable securities approximates the fair value as calculated by the Company using reasonable assumptions.

Loan securitizations represent the transfer of notes receivable by sale to a bankruptcy-remote special purpose entity that issues asset-backed notes to accredited investors.

The carrying values of the interest-only strip receivable in loan securitizations were $11,158,000 and $3,409,000 at December 31, 2005 and 2004, respectively. The carrying values of retained interests were $33,523,000 and $13,706,000 at December 31, 2005 and 2004, respectively. The amount of unrealized gain on the interest-only strip receivable was $575,000 and $212,000 at December 31, 2005 and 2004, respectively.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

When the Company sells notes receivable in securitizations of insurance agency loans, it retains an interest-only strip receivable, a subordinated tranche and cash reserve accounts, all of which are retained interests in the loan securitizations. The amount of gain or loss recorded on the sale of notes receivable in securitizations depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To initially obtain fair value of retained interest resulting from securitization of notes receivable, quoted market prices are used if available. However, quotes are generally not available for such retained interests, so the Company typically estimates fair value based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (10.00% annually) and discount rates (11.00%) commensurate with the risks involved.

Upon the securitization of financial assets, unaffiliated purchasers in the transferred assets obtain full control over the assets and obtain the right to freely pledge or transfer the notes receivable. Servicing associated with the transferred assets is primarily the responsibility of unaffiliated servicing companies, which are compensated directly from cash flows generated from the transferred assets.

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

Cash flows associated with the Company’s retained interest in the transferred assets are subordinate to cash flow distributions to the trustee over the transferred assets, servicer of the transferred loans and unaffiliated purchasers. Actual prepayments and credit losses will impact the amount and frequency of cash flow distributions to the Company from its retained interest. Although the Company expects to receive a certain level of cash flows over the life of the securitized receivables and the term of the securitization notes, the Company will not receive full return of its retained interest until all obligations with respect to underlying loans are met.

Subsequent to the initial calculation of the fair value of retained interest, the Company utilizes a fair market calculation methodology to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. Additionally, the Company completes an ongoing analysis of key assumptions used in the fair market value calculation to ensure that such assumptions used in the calculation are viable, based on current and historical prepayment and credit loss trends within similar asset types. Based upon this analysis and due to the current risk free interest rate and the risk characteristics associated with the loans sold, the discount rate assumption used in the asset valuation was increased from 8.5% to 11.00% in the fourth quarter of 2005. All other assumptions remain the same. Management may make necessary adjustments to key assumptions based on current and historical trends, which may result in an immediate reduction or impairment loss in the fair market value of retained interest. As a result of the change in discount rate, the Company recorded an unrealized loss, net of taxes, of $91,000 on the retained interest for the year ended December 31, 2005. No impairment loss resulted. Accordingly, although the value of the securities will decline as a result of underlying loan repayments, the Company does not anticipate changes in the fair value of securities in the near future based upon changes in assumptions. Summarized in footnote 2 to the Company’s consolidated financial statements is a sensitivity analysis or stress test on retained interests to determine the impact of a 10% and 20% variance in key assumptions currently used by management to calculate the fair value of retained interests.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Footnote 2 also contains a table summarizing the principal balances of loans managed by the Company, which includes the subordinate tranche (equity interest in securities balance) within the securitized notes receivable. Included within the table are delinquency and net credit loss trends of managed receivables at December 31, 2005 and 2004.

The Company acquired approximately 9% of the stock outstanding in First American Capital Corporation in October 2003 for $772,000. This investment was subsequently sold in March 2005 for $770,000.

(v)	Insurance Losses and Loss Expenses

Insurance losses to be incurred and loss expenses to be paid by DB Indemnity, Ltd are estimated and recorded when advised by the insured. Outstanding losses and loss expense adjustments represent the amounts needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred before the balance sheet date. These amounts are based upon estimates of losses reported by the insureds plus an estimate for losses incurred but not reported.

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

Operating interest expense includes interest paid by the Company’s finance subsidiary to DZ BANK AG Deutsche Zentral-Genossenschaftsbank on a line of credit loan for the purpose of originating insurance agency loans and is, therefore, an operating expense. The interest paid to DZ BANK AG for the years ending December 31, 2005 and 2004 was $1,675,000 and $291,000, respectively. No interest was paid prior to 2004. The finance subsidiary also paid interest to bondholders until the bonds were called in August 2005 and paid in full. The funds received from the sale of the bonds were for the purpose of originating loans and the associated interest expense is, therefore, an operating expense. Bond interest expenses for the years ended December 31, 2005, 2004 and 2003 were $245,000, $427,000 and $458,000, respectively. The Company also paid interest to debenture holders. The funds received from the sale of debentures were used by the finance subsidiary to originate loans and the associated interest expense is, therefore, an operating expense. The debenture interest expenses for the years ended December 31, 2005, 2004 and 2003 were $202,000, $209,000 and $207,000, respectively. The debentures were called and paid in full in December 2005.

(x)	Stock-Based Compensation

The Company has granted stock options to employees of the Company pursuant to its 2001 Compensatory Stock Option Plan. The Company’s net income would have been reduced to $9,641,000, $6,493,000 and $3,952,000 for the years ended December 31, 2005, 2004 and 2003, respectively, with the Company’s income per fully diluted share being reduced to $0.86, $0.63 and $0.39 at December 31, 2005, 2004 and 2003, respectively, if the compensation cost for the stock options had been determined based on the fair value at the date of grant pursuant to the provisions of SFAS 123R, “Share-Based Payment.” The Company made the

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

following assumptions when calculating the fair value of the stock option: expected stock volatility of 10%; risk-free interest rate of 5%; and dividend rate of 1%. See footnote 13 for additional disclosures.

	2005	2004	2003
(in thousands, except per share data)
Net income as reported	$9,705	$6,694	$4,160
Total stock-based employee compensation cost determined under fair value method for all awards, net of related income tax effects	(64)	(201)	(208)
Pro forma net income	9,641	6,493	3,952
Basic earnings per share:
As reported	0.89	0.69	0.42
Pro forma	0.89	0.67	0.40
Diluted earnings per share:
As reported	0.86	0.65	0.41
Pro forma	0.86	0.63	0.39

(y)	Interest-only Strip Receivable

The aggregate carrying values of interest-only-strip receivables were $1,412,000 and $2,484,000 at December 31, 2005 and 2004, respectively. Interest-only strip receivables represent the fair value of an asset resulting from the sale of notes receivable to a participating bank. The amount of unrealized loss on the interest-only strip receivable was $93,000 at December 31, 2005 and the amount of unrealized gain on the interest-only strip receivable was $289,000 at December 31, 2004. The interest-only strip receivables have varying dates of maturities ranging from the third quarter of 2011 to the second quarter of 2020.

When the Company sells notes receivable to a participating bank, it retains an interest-only strip receivable. The amount of gain or loss recorded on the sale of notes receivable to a participating bank depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interest-only strip receivable based on its relative fair value at the date of transfer. To obtain fair values, the Company estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions (credit losses, prepayment speeds, and discount rates) commensurate with the risks involved. As mentioned in footnote 1(u), the Company changed the discount rate assumption, as a result, the Company recorded an unrealized loss, net of taxes of $371,000 on the interest-only strip receivable for the year ended December 31, 2005. For additional information on the key assumptions and risks involved see footnote 2.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2.	Notes Receivable

At December 31, 2005 and 2004, accounts and notes receivable consist of the following:

(in thousands)	12/31/2005	12/31/2004
Business loans	$243,611	$158,875
Less: Business loans sold	(219,886)	(124,720)
Commercial real estate loans	33,803	24,509
Less: Real estate loans sold	(24,444)	(16,472)
Loans with subsidiaries	5,166	16,505
Less: Subsidiary loans sold	(5,166)	(16,505)
Plus: Loan participations not classified as a true sale	10,857	2,452

Total notes receivable, net	43,941	44,644
Interest earned not collected on notes*	1,382	819
Customer receivables	10,919	6,915
Allowance for doubtful accounts	(716)	(575)

Total accounts and notes receivable, net	$55,526	$51,803

*	The Company has a corresponding liability for interest payable to participating lenders in the amounts of $480,000 and $285,000 at December 31, 2005 and 2004, respectively.

Brooke Credit Corporation has loaned money to the Company and to other subsidiaries of the Company. These notes receivable have been eliminated in consolidation to the extent the notes receivable have not been sold to an unaffiliated third party. The sale of all or a portion of the intracompany notes receivable to an unaffiliated third party results in a notes payable, as discussed in footnote 4.

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

The transfers that do not meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as secured borrowings and the balances recorded as both a note receivable asset and participation payable liability. At December 31, 2005 and 2004, secured borrowings totaled $10,857,000 and $2,452,000, respectively.

Of the notes receivable sold, at December 31, 2005 and 2004, $233,473,000 and $138,740,000, respectively, were accounted for as sales because the transfers meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Purchasers of these notes receivable obtained full control over the transferred assets (i.e. notes receivables) and obtained the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivables. Furthermore, the agreements to transfer assets do not entitle or obligate the Company to repurchase or redeem the notes receivable before their maturity, except in the event of an uncured breach of warranty.

When the Company sells notes receivable, it generally retains interest and servicing income. Gain or loss on sales of the notes receivable depends in part on the previous carrying amount of the financial assets involved in

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

the transfer, allocated between the assets sold and the retained interest and servicing assets based on their relative fair value at the date of transfer.

On loan participations, the Company is typically paid annual servicing fees ranging from 0.25% to 1.375% of the outstanding loan balance. In those instances when annual service fees paid to the Company are less than the minimum cost of servicing, which is estimated at 0.25% of the outstanding balance, a servicing liability is recorded. Additionally, the Company often retains interest income. The Company’s right to interest income is not subordinate to the purchasers’ interests and the Company shares interest income with purchasers on a pro rata basis. Although not subordinate to purchasers’ interests, the Company’s retained interest is subject to credit and prepayment risks on the transferred assets. Additionally, on loan participations sold with recourse, the Company’s retained interest is subject to credit risk on the transferred assets.

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

In April 2003, Brooke Credit Corporation sold $15,825,000 of loans to qualifying special purpose entity Brooke Acceptance Company LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $13,350,000 of asset-backed securities were issued to accredited investors by Brooke Acceptance Company LLC. Brooke Credit Corporation received servicing income of $8,000, $11,000 and $11,000, respectively, from the primary servicer for the years ended December 31, 2005, 2004 and 2003. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $3,511,000 and $3,502,000, respectively, on December 31, 2005 and 2004. This security is comprised of retained interest totaling $479,000 and retained equity in the special purchase entity totaling $3,032,000.

In November 2003, Brooke Credit Corporation sold $23,526,000 of loans to qualifying special purpose entity Brooke Captive Credit Company 2003, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $18,500,000 of asset-backed securities were issued to accredited investors by Brooke Captive Credit Company 2003, LLC. Brooke Credit Corporation received servicing income of $12,000, $17,000 and $2,000, respectively, from the primary servicer for the years ended December 31, 2005, 2004 and 2003. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $6,556,000 and $6,955,000, respectively, on December 31, 2005 and 2004. This security is comprised of retained interest totaling $585,000 and retained equity in the special purchase entity totaling $5,971,000.

In June 2004, Brooke Credit Corporation sold $24,832,000 of loans to qualifying special purpose entity Brooke Securitization Company 2004A, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $20,000,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company 2004A, LLC. Brooke Credit Corporation received servicing income of $10,000 and $6,000 from the primary servicer for the years ending December 31, 2005 and 2004, respectively. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with a balance of $4,721,000 and $6,658,000, respectively, on December 31, 2005 and 2004. This security is comprised of retained interest totaling $1,182,000 and retained equity in the special purchase entity totaling $3,539,000.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

In March 2005, the Company sold $40,993,000 of loans to qualifying special purpose entity Brooke Capital Company, LLC. This sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $32,000,000 of asset-backed securities were issued to accredited investors by Brooke Capital Company, LLC. Brooke Credit Corporation received servicing income of $32,000 from the primary servicer for the year ended December 31, 2005. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivables retained were recorded on the Company’s books as a security with a balance of $11,692,000 at December 31, 2005. This security is comprised of retained interest totaling $3,407,000 and retained equity in the special purpose entity totaling $8,285,000.

In December 2005, the Company sold $64,111,000 of loans to qualifying special purpose entity Brooke Securitization Company V, LLC. The sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $51,500,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company V, LLC. Brooke Credit Corporation received servicing income of $6,000 from the primary servicer for the year ended December 31, 2005. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivables retained were recorded on the Company’s books as a security with a balance of $18,201,000 at December 31, 2005. This security is comprised of retained interest totaling $5,505,000 and retained equity in the special purpose entity totaling $12,696,000.

At December 31, 2005 and 2004, the Company had transferred assets with balances totaling $233,473,000 and $138,740,000, respectively, resulting in pre-tax gains for the years ended December 31, 2005, 2004 and 2003 of $7,435,000, $2,475,000 and $4,368,000, respectively.

The fair value of retained interest is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following table. The fair value of the retained interest is also reduced by the amount of estimated credit losses on loans sold with recourse and loans sold in securitizations, which are calculated using the estimated credit loss percentage noted in the following table. At December 31, 2005 and 2004, the fair value of retained interest recorded by the Company was $12,570,000 and $5,893,000, respectively. Of the totals at December 31, 2005, $1,412,000 was listed as interest-only strip receivable on the Company’s balance sheet and $11,158,000 in retained interest carried in the Company’s securities. Of the totals at December 31, 2004, $2,484,000 was listed as interest-only strip receivable on the Company’s balance sheet and $3,409,000 in retained interest carried in the Company’s securities.

Of the business and real estate loans at December 31, 2005 and 2004, $3,807,000 and $3,733,000, respectively, in loans were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. At December 31, 2005, all such recourse loans: a) had no balances more than 60 days past due; b) had adequate collateral; and c) were not in default.

To obtain fair values of retained interests, quoted market prices are used, if available. However, quotes are generally not available for retained interests, so the Company typically estimates fair value based on the present value of future expected cash flows estimated using management’s best estimates of key assumptions, credit losses, prepayment speed and discount rates commensurate with the risks involved.

The value of the “Servicing Asset” is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the table below. At December 31, 2005 and 2004, the value of the servicing asset recorded by the Company was $2,650,000 and

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

$2,909,000, respectively. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income.

The value of the “Servicing Liability” is calculated by estimating the net present value of net servicing expense on loans sold using the discount rate and prepayment speeds noted in the table below. At December 31, 2005 and 2004, the value of the servicing liability recorded by the Company was $34,000 and $39,000, respectively.

The predominant risk characteristics of the underlying loans related to the Company’s retained interest and servicing assets have been analyzed by management to identify how to stratify these assets for the purpose of evaluating and measuring impairment. The underlying loans are very similar in virtually all respects; however, management has concluded that those underlying loans with adjustable interest rates should be evaluated separately from loans with fixed interest rates. Accordingly, different key economic assumptions have been used when determining the fair value of retained interest and servicing assets resulted from fixed rate loans than have been used for adjustable rate loans. However, for presentation purposes and due to the immateriality of the fixed rate stratum, they have been combined in the tables hereafter. The fixed rate stratum represents less than 1.00% of the retained interest and servicing assets. In addition, beginning in 2005, the Company no longer originates fixed rate loans, and, therefore, there are no new assets resulting from fixed rate loans. No valuation allowance has been established because the fair value for the adjustable rate loan stratum is not less than the carrying amount of the servicing assets.

Although substantially all of the Company’s loans are adjustable, a discount rate has been applied to reflect the net present value of future revenue streams. As such, changes in the net present value rate, or discount rate, resulting from interest rate variations, could adversely affect the asset’s fair value.

Impairment of retained interest and servicing assets is evaluated and measured annually. The impairment testing is performed by taking the current interest and servicing revenue stream and valuing the new revenue stream with the appropriate assumptions. The new revenue stream is based on the loan balances at the date the impairment test is completed which will include all prepayments on loans and any credit losses for those loans. The new discounted revenue stream is then compared to the carrying value on the Company’s books and if the new value is greater than the value on the books no impairment has occurred. If the new discounted revenue stream is less than the value on the books and an other than temporary impairment has occurred the Company would write the asset down to the new discounted revenue stream. No impairment was recognized in the years ended December 31, 2005, 2004 and 2003.

At December 31, 2005, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year were as follows (rates per annum):

	Business Loans (Adjustable Rate Stratum)*	Business Loans (Fixed-Rate Stratum)
Prepayment speed	10.00%	8.00%
Weighted average life (months)	150	51
Expected credit losses	0.50%	0.21%
Discount rate**	11.00%	11.00%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans, the rate is adjusted annually on December 31st. Beginning in the third quarter of 2004, contract terms on new loans are adjusted monthly or daily to an index as noted above.
**	During the fourth quarter of 2005 the discount rate assumption was changed from 8.50% to 11.00%.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

At December 31, 2005, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(in thousands except percentages)	Business Loans (Fixed & Adjustable Rate Stratum)
Prepayment speed (annual rate)	8.00% - 10.00%
Impact on fair value of 10% adverse change	(396)
Impact on fair value of 20% adverse change	(774)
Expected credit losses (annual rate)	0.21% - 0.50%
Impact on fair value of 10% adverse change	(189)
Impact on fair value of 20% adverse change	(379)
Discount rate (annual)*	11.00%
Impact on fair value of 10% adverse change	(591)
Impact on fair value of 20% adverse change	(1,098)

*	During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%.

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interests and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interests and servicing assets on loans sold totaling $233,473,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interests in loans sold with recourse to participating lenders and loans sold in securitizations.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Servicing Asset

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$5,324	$5,182
Servicing expense	(1,014)	(981)
Discount of estimated cash flows at 11.00% rate	(1,715)	(1,659)

Carrying value of servicing asset after effect of increases	2,595	2,542
Carrying value of servicing asset before effect of increases	2,650	2,650

Decrease of carrying value due to increase in prepayments	$(55)	$(108)

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$22,355	$21,595
Estimated credit losses	(2,665)	(2,571)
Discount of estimated cash flows at 11.00% rate	(7,461)	(7,120)

Carrying value of retained interests after effect of increases	12,229	11,904
Carrying value of retained interests before effect of increases	12,570	12,570

Decrease of carrying value due to increase in prepayments	$(341)	$(666)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$23,162	$23,162
Estimated credit losses	(3,041)	(3,317)
Discount of estimated cash flows at 11.00% rate	(7,740)	(7,654)

Carrying value of retained interests after effect of increases	12,381	12,191
Carrying value of retained interests before effect of increases	12,570	12,570

Decrease of carrying value due to increase in credit losses	$(189)	$(379)

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$5,475	$5,475
Servicing expense	(1,050)	(1,050)
Discount of estimated cash flows	(1,871)	(1,962)

Carrying value of servicing asset after effect of increases	2,554	2,463
Carrying value of servicing asset before effect of increases	2,650	2,650

Decrease of carrying value due to increase in discount rate	$(96)	$(187)

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$23,162	$23,162
Estimated credit losses	(2,764)	(2,764)
Discount of estimated cash flows	(8,323)	(8,739)

Carrying value of retained interests after effect of increases	12,075	11,659
Carrying value of retained interests before effect of increases	12,570	12,570

Decrease of carrying value due to increase in discount rate	$(495)	$(911)

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

	Recourse & Securitized Loans Sold in
	2005	2004	2003
Actual & Projected Credit Losses (%) at:
December 31, 2005	0%	0%	0%
December 31, 2004		0	0
December 31, 2003			0

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse, unsold, or inventoried, loans and the equity interest carried in securities balance at and for the years ended December 31, 2005 and 2004:

	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses**
(in thousands)	2005	2004	2005	2004	2005	2004
Type of Loan
Participations sold with recourse	$3,807	$3,733	$0	$0	$0	$0
Inventory loans	43,941	44,644	627	135	13	0
Equity interest in securities balance	33,523	13,706	0	0	0	0

Total loans managed	$81,271	$62,083	$627	$135	$13	$0

*	Loans 60 days or more past due are based on end of period total loans.
**	Net credit losses are charge-offs and are based on total loans outstanding.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

3.	Property and Equipment

A summary of property and equipment and depreciation is as follows:

(in thousands)	December 31, 2005	December 31, 2004
Furniture	$1,193	$1,311
Office and computer equipment	2,282	2,285
Automobiles and airplanes	1,397	1,169
Building and leasehold improvements	2,103	1,514
Land	512	417

	7,487	6,696
Less: Accumulated depreciation	(2,333)	(2,180)

Property and equipment, net	$5,154	$4,516

Depreciation expense	$820	$629

4.	Bank Loans, Notes Payable, and Other Long-Term Obligations

(in thousands)	2005	2004
Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 8.75%. Interest rates on these notes range from 4.00% to 7.00% and maturities range from January 2006 to September 2015.	$25,739	$20,980
Line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit due January 2006. Interest rate is variable and was 9.25% at December 31, 2005, with interest and principal due monthly.	2,708	3,005
DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit. Maximum line of credit available of $80,000,000. Collateralized by notes receivable. Line of credit due August 2009. Interest rate is variable and was at 4.38% at December 31, 2005, with interest due monthly.	6,078	24,092
Company debt with banks. These notes are payable to banks and collateralized by various assets of the Company. Interest rates on these notes range from 6.75% to 10.75%. Maturities range from December 2006 to November 2017.	28,050	24,780
Company automobile notes payable. The Company uses Chrysler Credit Corporation to finance the Company fleet. These loans are collateralized by the automobiles financed. The interest rates range from 5.75% to 7.65%. Chrysler notes were paid in full in December 2005.	—	236

Total bank loans and notes payable	62,575	73,093
Bonds and debentures payable and capital lease obligation (See Notes 5 and 6)	595	7,389

Total bank loans, notes payable and other long-term obligations	63,170	80,482
Less: Current maturities and short-term debt	(29,905)	(43,092)

Total long-term debt	$33,265	$37,390

Seller notes payable are typically the deferred portion of purchase prices paid by the Company to acquire insurance agencies for resale by the Company to franchisees. Seller notes payable are secured by a collateral

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

interest in the insurance policy renewal rights purchased by the Company. Sellers typically agree that their security interests are subordinate to Brooke Credit’s security interests in the renewal rights of the agency, which also collateralize the loans made by Brooke Credit to franchisees. The renewal rights associated with the collateral interests of seller notes payable had estimated annual commissions of $38,491,000 and $35,192,000 at December 31, 2005 and 2004, respectively.

None of the Amortizable Intangible Assets described in footnote 1(g) and none of the Acquisitions and Divestitures described in footnote 12 was financed with seller note payables at December 31, 2005. Three notes payable to banks for Company debt require the Company to maintain minimum financial ratios or net worth and restrict dividend payments from Brooke Credit Corporation to the Company.

The note payable to DZ BANK AG Deutsche Zentral-Genossenschaftsbank also requires the Company and Brooke Credit Corporation to maintain minimum stockholders’ equity. The covenants do not restrict management’s ability to pay dividends (if minimum stockholders’ equity is maintained) or restrict management’s ability to incur additional debt. The note is subject to up front fees which have been paid and are included in the deferred charges account. The note is also subject to recurring fees based on the use of the line of credit (monthly program fee and a non-use fee). The Company records the balance on this loan as a current obligation as the intent is to securitize the loans collateralized within twelve months. This line of credit matures August 2009, with the Company being able to advance and pay down the principal balance until maturity.

The other bank loans, notes payable and other long-term obligations do not contain covenants that: require the Company to maintain minimum financial ratios or net worth; restrict management’s ability to pay dividends; restrict management’s ability to buy or sell assets; restrict management’s ability to incur additional debt; or include any subjective acceleration clauses.

Interest incurred on bank loans, notes payable and other long-term obligations for the years ended December 31, 2005, 2004 and 2003 was $5,842,000, $3,267,000 and $1,241,000, respectively.

Short-term debt represents the DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit, the line of credit due January 2006 listed in the preceding table and non-cash investing transactions utilized to purchase business assets.

Bank loans, notes payable and other long-term obligations mature as follows:

Twelve Months Ended Dec 31 (in thousands)	Bank Loans & Notes Payable	Capital Lease	Total
2006	$29,825	$80	$29,905
2007	14,741	80	14,821
2008	6,103	90	6,193
2009	4,539	90	4,629
2010	3,720	100	3,820
Thereafter	3,647	155	3,802

	$62,575	$595	$63,170

5.	Long-Term Debt, Bonds Payable

Brooke Credit Corporation offered secured bonds (series 2000F) for sale to the public in $5,000 denominations. The bonds were issued in registered form with interest payable semi-annually on January 1st and

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

July 1st of each year. Holders of series 2000F bonds representing $4,315,000 in principal value elected to modify the terms of their bonds by extending the maturity date to July 1, 2006 and permitting the bonds to be called by Brooke Credit Corporation during the period from the original maturity date to the extended maturity date. These bonds were called during August 2005 and paid in full. Holders of series 2000F bonds representing the remaining $705,000 in principal value elected not to modify the terms of their bonds and were paid in full at maturity, July 1, 2004. In connection with the bonds, Brooke Credit Corporation covenanted not to incur debt or obligations superior to its obligations to bondholders or pay dividends to shareholders.

The Company offered unsecured debentures (Series A and Series B) for sale to the public in denominations of $1,000 with a minimum purchase amount of $5,000. The debentures were issued in book-entry for and registered in the name of The Depository Trust Company or its nominee. Interest was paid semi-annually on December 1st and June 1st The Series B debentures were callable on the third anniversary of the date of issuance of the debentures. These debentures were called during December 2005 and paid in full. The Company used the debenture sale proceeds to acquire businesses for inventory, make corporate acquisitions, purchase loan participation certificates and make short-term working capital loans to businesses or other Company subsidiaries.

At December 31, 2005 and 2004, the bonds and debentures payable consisted of:

Series (in thousands)	Rate	Maturity	2005 Principal Value	2004 Principal Value
2000F Bonds	9.125%	Jul 1, 2006	—	4,315
Series A Debentures	8.000%	Dec 1, 2005	—	1,069
Series B Debentures	9.250%	Dec 1, 2007	—	1,340

Total			$—	$6,724

Interest payable was $0 and $214,000 at December 31, 2005 and 2004, respectively.

6.	Long-Term Debt, Capital Leases

Phillips County, Kansas issued Industrial Revenue Bonds in February 2002 for the purpose of purchasing, renovating, and equipping an office building in Phillipsburg, Kansas for use as a processing center. The total bonds issued were $825,000, with various maturities through 2012. The Company leases the building from Phillips County, Kansas although it may be purchased by the Company for a nominal amount at the expiration of the lease agreement. Under the criteria established by SFAS 13, “Accounting for Leases,” this asset has been capitalized in the Company’s financial statements.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Future capital lease payments and long-term operating lease payments are as follows:

Twelve Months Ended December 31 (in thousands)	Capital Real Estate	Operating Real Estate	Total
2006	$123	$3,684	$3,807
2007	117	3,446	3,563
2008	121	2,312	2,433
2009	115	931	1,046
2010	118	544	662
2011	110	3	113
2012 and thereafter	57	—	57

Total minimum lease payments	761	$10,920	$11,681

Less amount representing interest	(166)

		2004
Total obligations under capital leases	595	$665
Less current maturities of obligations under capital leases	(80)	(70)

Obligations under capital leases payable after one year	$515	$595

7.	Income Taxes

Net income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. The elements of income tax expense are as follows:

(in thousands)	December 31, 2005	December 31, 2004	December 31 2003
Current	$3,234	$3,057	$1,923
Deferred	2,027	223	160

	$5,261	$3,280	$2,083

For the year ended December 31, 2005, income of $1,122,000 was earned in Bermuda and is excluded from the U.S. federal tax. Under current Bermuda law, DB Indemnity, Ltd and The DB Group, Ltd are not required to pay any taxes in Bermuda on either income or capital gains. They have received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed they will be exempted from taxation until March 28, 2016.

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	December 31, 2005	December 31, 2004	December 31, 2003
U.S. federal statutory tax rate	35%	34%	34%
State statutory tax rate	4%	4%	4%
Miscellaneous	(4)%	(5)%	(5)%

Effective tax rate	35%	33%	33%

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Reconciliation of income tax receivable:

(in thousands)	December 31, 2005	December 31, 2004
Income tax receivable—Beginning balance, January 1	$—	$—
Income tax payments over current tax liability	830	—

Income tax receivable—Ending balance	$830	$—

Reconciliation of deferred tax liability:

(in thousands)	December 31, 2005	December 31, 2004
Deferred income tax liability—Beginning balance, January 1	$481	$189
Accumulated other comprehensive income, unrealized gain (loss) on interest-only strip receivables	(19)	69
Accelerated tax depreciation	—	223
Gain on sale of notes receivable	4,679	—

Balance, December 31	$5,141	$481

(in thousands)	December 31, 2005	December 31, 2004
Deferred income tax liability—Current	$1,564	$258
Deferred income tax liability—Long-term	3,577	223

Deferred income tax liability—Total	$5,141	$481

Deferred tax liabilities were recorded to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.

8.	Employee Benefit Plans

The Company has a defined contribution retirement plan to which substantially all employees are eligible to participate. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for years ended December 31, 2005, 2004 and 2003.

9.	Concentration of Credit Risk

The Company maintains cash balances at several banks. At December 31, 2005, the Company had account balances of $7,558,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

The Company sells participation interests in loans to numerous banks and finance companies. At December 31, 2005, the Company had sold participation interests in loans totaling $38,745,000 to one financial institution. This represents 35% of the participation interests sold at December 31, 2005, excluding loans sold for securitization.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

10.	Segment and Related Information

The Company’s three reportable segments as of and for the years ended December 31, 2005 and 2004 consisted of its Franchise Services Business, Brokerage Business and its Lending Services Business.

The Franchise Services Business segment includes the sale of insurance, financial, funeral and credit services on a retail basis through franchisees. The Brokerage Business segment includes the sale of hard-to-place and niche insurance policies on a wholesale basis, the brokerage of loans for general insurance agencies, captive insurance agencies, funeral homes and other small businesses, and the management of offshore insurance companies. The Lending Services Business segment includes the solicitation, underwriting, origination, sale and servicing of loans. The results of each segment are separately audited and the segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company assesses administrative fees to each business segment for legal, corporate and administrative services. Administrative fees for Franchise Services, Lending Services and Brokerage Business for the year ended December 31, 2005 totaled $5,100,000, $1,800,000 and $120,000, respectively, for the year ended December 31, 2004 totaled $5,100,000, $900,000 and $60,000, respectively, and for the year ended December 31, 2003 totaled $5,100,000, $1,200,000 and $600,000, respectively. Administrative fees are reported as an expense for the individual business segment and reported as “other operating expenses” in the reconciliation of the segment totals to the related consolidated totals. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “other operating expenses.”

The tables below reflects summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2005, 2004 and 2003:

2005 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$80,490	$6,382	$—	$—	$—	$86,872
Policy fee income	—	1,581	—	—	—	1,581
Insurance premiums earned	—	944	—	—	(133)	811
Interest income	139	245	10,674	68	(766)	10,360
Gain on sale of notes receivable	—	—	7,458	—	(23)	7,435
Seller consulting fees	4,916	1,666	—	—	(1,666)	4,916
Initial franchise fees for basic services	19,375	—	—	—	—	19,375
Initial franchise fees for buyers assistance plans	10,133	—	—	—	—	10,133
Gain on sale of businesses	3,091	—	—	—	—	3,091
Other income	874	376	316	19	(741)	844
Total Operating Revenues	119,018	11,194	18,448	87	(3,329)	145,418
Interest expense	1,515	332	3,207	1,554	(765)	5,843
Commissions expense	64,233	2,724	—	—	—	66,957
Payroll expense	19,620	3,647	1,483	3,865	—	28,615
Insurance loss and loss expense incurred	—	(60)	—	—	—	(60)
Depreciation and amortization	(14)	584	1,120	729	13	2,432
Other operating expenses	25,978	2,179	2,802	5,266	(9,560)	26,665
Income Before Income Taxes	7,686	1,788	9,836	(11,327)	6,983	14,966
Segment assets	58,141	8,384	96,392	54,169	(82,084)	135,002
Expenditures for segment assets	—	1,522	21,778	534	—	23,834

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

2004 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$57,619	$6,285	$—	$—	$—	$63,904
Policy fee income	—	2,003	—	—	—	2,003
Insurance premiums earned	—	401	—	—	—	401
Interest income	39	52	5,740	—	(759)	5,072
Gain on sale of notes receivable	—	—	2,448	—	27	2,475
Seller consulting fees	5,236	—	—	—	—	5,236
Initial franchise fees for basic services	8,795	—	—	—	—	8,795
Initial franchise fees for buyers assistance plans	8,122	—	—	—	—	8,122
Gain on sale of businesses	5,261	—	—	—	—	5,261
Other income	211	353	64	179	(153)	654
Total Operating Revenues	85,283	9,094	8,252	179	(885)	101,923
Interest expense	1,344	330	1,365	1,034	(806)	3,267
Commissions expense	46,725	2,875	—	—	—	49,600
Payroll expense	11,262	3,314	1,441	4,134	—	20,151
Insurance loss and loss expense incurred	—	(17)	—	—	—	(17)
Depreciation and amortization	429	254	973	848	—	2,504
Other operating expenses	15,929	2,047	1,122	(2,085)	(569)	16,444
Income Before Income Taxes	9,594	291	3,351	(3,752)	490	9,974
Segment assets	47,300	13,869	78,664	11,048	(42,551)	108,330
Expenditures for segment assets	27,081	2,488	2,393	1,634	—	33,596

2003 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$40,110	$5,596	$—	$—	$—	$45,706
Policy fee income	—	610	—	—	—	610
Insurance premiums earned	—	283	—	—	—	283
Interest income	9	71	2,335	61	(657)	1,819
Gain on sale of notes receivable	—	—	4,320	—	48	4,368
Seller consulting fees	4,109	—	—	—	—	4,109
Initial franchise fees for basic services	425	—	—	—	—	425
Initial franchise fees for buyers assistance plans	8,147	—	—	—	—	8,147
Gain on sale of businesses	357	—	—	61	—	418
Other income	2	37	11	32	—	82
Total Operating Revenues	53,159	6,597	6,666	154	(609)	65,967
Interest expense	179	162	530	1,027	(657)	1,241
Commissions expense	34,751	2,260	—	—	—	37,011
Payroll expense	5,433	2,163	838	2,921	—	11,355
Insurance loss and loss expense incurred	—	77	—	—	—	77
Depreciation and amortization	38	103	685	597	—	1,423
Other operating expenses	9,208	1,624	1,363	(3,578)	—	8,617
Income Before Income Taxes	3,550	208	3,250	(813)	48	6,243
Segment assets	25,277	13,254	33,485	2,604	(17,762)	56,858
Expenditures for segment assets	1,381	41	—	—	—	1,422

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

11.	Related Party Information

Robert D. Orr, CEO and Leland G. Orr, CFO own a controlling interest in Brooke Holdings, Inc. which owned 46.9% of the Company’s common stock at December 31, 2005.

Brooke Holdings, Inc., Robert D. Orr, Leland G. Orr, Anita F. Larson, Shawn T. Lowry, Michael S. Lowry and Kyle L. Garst have agreed to vote their shares of the Company’s common stock together and, as a group, they beneficially owned 6,568,897 shares, or 52.6%, of the Company’s common stock at December 31, 2005.

Shawn T. Lowry, President of Brooke Franchise Corporation, and Michael S. Lowry, President of Brooke Credit Corporation, are the co-members of First Financial Group, L.C. In June 2001, First Financial Group, L.C., guaranteed 65% of a Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas and received a 15% profit interest in Palmer, L.L.C. as consideration. The loan was originated on June 1, 2001 and is scheduled to mature on September 1, 2011. At December 31, 2005, all but $25,000 of the entire loan principal balance of $582,000 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $313,000, of which $288,000 is the recourse obligation by Brooke Credit Corporation on a loan participation balance.

Kyle L. Garst, Senior Vice President of Brooke Franchise Corporation is the sole manager and sole member of American Financial Group, L.C. In October 2001, First Financial Group, L.C. and American Financial Group, L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.50% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014. At December 31, 2005, all but $300 of the entire loan principal balance of $341,000 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $235,000, of which $235,000 is the recourse obligation by Brooke Credit Corporation on a loan participation balance.

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

Anita K. Lowry is the sister of Robert D. Orr and Leland G. Orr and the mother of Shawn T. Lowry and Michael S. Lowry and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. At December 31, 2005, Brooke Credit Corporation had five loans outstanding to American Heritage Agency with total principal balances of $559,000, of which $472,000 was sold to unaffiliated lenders. Such loans were made on substantially the same terms and conditions as provided to other franchises and have scheduled maturities between January 15, 2006 and June 15, 2016. The Company’s exposure to loss equals the retained principal balances of $87,000.

12.	Acquisitions and Divestitures

In November 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and T.A.R. Holding Co., Inc. for an initial purchase price of $1,000,000. All of the initial purchase price was allocated to Amortizable Intangible Assets as disclosed in footnote 1(g). The sellers were entitled to an increase of the initial purchase price equal to 25% of Texas All Risk’s monthly net revenues during

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

the contingency period of November 2004 to October 2008. Any such purchase price increase was to be paid to the sellers monthly during the contingency period and, in accordance with paragraph 28 of FAS 141, “Business Combinations,” the payment was recorded as an asset when made. Additional payments of the purchase price were made in the amount of $1,352,000 after the initial purchase.

In November 2005, CJD & Associates, L.L.C. transferred all of its interest in the outstanding shares of Texas All Risk General Agency, Inc. and T.A.R. Holding Co., Inc. to Brooke Franchise Corporation. The consideration for this transfer was $2,054,000, which represented the book value on November 30, 2005. Therefore, CJD & Associates, L.L.C. did not record a gain on this transfer. Brooke Franchise Corporation immediately sold 100% of the outstanding shares of Texas All Risk General Agency, Inc. and T.A.R. Holding Co., Inc. to an unrelated party. The sale price was $3,450,000. The gain on sale of $1,396,000 was recognized by Brooke Franchise Corporation. Brooke Franchise paid consulting fees to CJD & Associates, L.L.C. in the amount of $1,396,000 in connection with the transaction.

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

In August 2002, the Company acquired insurance agency assets operating under the trade-name of Bornstein Financial Group for an initial purchase price of $200,000. In August 2003, an additional payment of $100,000 was made and the purchase price increased to $300,000. The seller is not entitled to any additional increases in purchase price based on future revenues. In accordance with FAS 141, “Business Combinations,” this additional payment was recorded as Amortizable Intangible Asset as disclosed in footnote 1(g). The Company operates this business asset under Brooke Life and Health, Inc. Its primary business activities include the sale of annuities, long-term care and final expense insurance to senior citizens.

In July 2002, the Company acquired 100% of the outstanding ownership interest of CJD & Associates, L.L.C. for an initial purchase price of $2,025,000. A portion of the initial purchase price has been allocated to Amortizable Intangible Assets as disclosed in footnote 1(g). The sellers are entitled to an increase of the initial purchase price equal to 30% of CJD & Associates’ monthly net revenues during the contingency period of September 1, 2003 to September 1, 2007. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 28 of FAS 141, “Business Combinations,” the payment shall be recorded as an asset when made. Additional payments of the purchase price have been made in the amount of $1,702,000 since the initial purchase.

The Company acquired the stock or business assets of six auto insurance agencies during the year ended December 31, 2004 for purchase prices totaling $7,931,000 and subsequently sold these six agencies during the year ended December 31, 2004 for a total of $11,847,000. The Company originally intended to hold these six agencies for longer periods of time and, therefore, recorded amortization expenses. The gain on sale resulting from divestiture of these six agencies primarily resulted from recapturing amortization expenses and increasing the sales price to the approximate amount of initial franchise fees that would have been otherwise recorded, if originally sold to franchisees.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

In December 2005, CJD & Associates, L.L.C. sold DB Indemnity, Ltd and The DB Group, Ltd to Brooke Investments, Inc., another subsidiary of the Company. The captives were sold for their book value, thus no gain on sale resulted. DB Indemnity, Ltd was sold for $2,152,000 and The DB Group, Ltd was sold for $1,070,000.

13.	Stock-Based Compensation

The Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS 123R, “Share-Based Payment.” The earnings per share has been adjusted to reflect the 2-for-1 stock split in 2004 and the 6-for-1 stock split in 2003.

(in thousands, except per share data)	2005	2004	2003
Net income:
As reported	$9,705	$6,694	$4,160
Pro forma	9,641	6,493	3,952
Basic earnings per share:
As reported	0.89	0.69	0.42
Pro forma	0.89	0.67	0.40
Diluted earnings per share:
As reported	0.86	0.65	0.41
Pro forma	0.86	0.63	0.39

The fair value of the options granted for the years ended December 31, 2005 and 2004 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

	2005	2004	2003
Expected term (in years)	6	2	2
Expected stock volatility	10%	30%	30%
Risk-free interest rate	5%	5%	5%
Dividend	1%	1%	1%
Fair value per share	$0.29	$0.57	$1.02

The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under a shareholder-approved plan. Pursuant to resolutions dated February 18, 2003 and April 22, 2004, the Compensation Committee of the Board of Directors adjusted the number of shares authorized for issuance under the 2001 Compensatory Stock Option Plan pursuant to the anti-dilution provisions of the Plan. Accordingly, at December 31, 2005, the Brooke Corporation 2001 Compensatory Stock Option Plan authorizes the issuance of up to 1,080,000 shares of the Company’s common stock for use in paying incentive compensation awards in the form of stock options. Unless otherwise required by law, the options are granted at fair market value at the date of grant and, except for stock options awarded to selected officers, directors and employees, generally have become partially exercisable immediately. The options expire one to ten years from the date of

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

grant. At December 31, 2005, there were 430,960 additional shares available for granting stock options under the stock plan.

	Shares Under Option	Weighted Average Exercise Price
Outstanding, January 1, 2003	505,800	$2.09
Granted	220,680	5.00
Exercised	(46,560)	2.09
Terminated and expired	(36,480)	2.09

Outstanding December 31, 2003	643,440	2.84
Granted	16,000	9.45
Exercised	(46,670)	2.09
Terminated and expired	(50,220)	2.09

Outstanding, December 31, 2004	562,550	3.07
Granted	24,400	23.49
Exercised	(187,030)	4.03
Terminated and expired	(40,580)	5.00

Outstanding December 31, 2005	359,340	$3.58

161,400 options to purchase shares were exercisable at December 31, 2005. The following table summarizes information concerning outstanding and exercisable options at December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.21 – $23.49	359,340	6	$3.58	161,400	$2.77

14.	Intangible Assets

There were no intangible assets with indefinite useful lives as of December 31, 2005, and December 31, 2004. The intangible assets with definite useful lives had a value of $6,092,000 and $7,880,000 at December 31, 2005, and December 31, 2004, respectively. Of these assets, $2,650,000 and $2,909,000, respectively, were recorded as a servicing asset on the balance sheet. The remaining assets were included in “Other Assets” on the balance sheet. Amortization expense was $1,612,000, $1,875,000 and $990,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Amortization expense for amortizable intangible assets for the years ended December 31, 2006, 2007, 2008, 2009 and 2010 is estimated to be $1,451,000, $1,253,000, $989,000, $803,000 and $687,000, respectively.

15.	Supplemental Cash Flow Disclosures

	2005	2004	2003
Supplemental disclosures (in thousands):
Cash paid for interest	$4,439	$2,586	$751

Cash paid for income tax	$4,624	$2,857	$300

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Business inventory increased from December 31, 2004 to December 31, 2005. During the years ended December 31, 2005, 2004 and 2003, the statements of cash flows reflect the purchase of businesses into inventory provided by sellers totaling $14,318,000, $11,610,000 and $6,999,000, respectively, the write down to realizable value of inventory of $0, $130,000 and $266,000, respectively, and the change in inventory of $4,036,000, $655,000 and $36,000, respectively.

(in thousands)	December 31, 2005	December 31, 2004	December 31, 2003
Purchase of business inventory	$(27,536)	$(18,866)	$(10,014)
Sale of business inventory	37,818	29,951	17,315

Net cash provided from sale of business inventory	10,282	11,085	7,301
Cash provided by sellers of business inventory	(14,318)	(11,610)	(6,999)
Write down to realizable value of inventory	—	(130)	(266)

(Increase) decrease in inventory on balance sheet	$(4,036)	$(655)	$36

16.	Statutory Requirements

DB Indemnity, Ltd is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $120,000, a percentage of outstanding losses or a given fraction of net written premiums. At December 31, 2005, the Company was required to maintain a statutory capital and surplus of $120,000. Actual statutory capital and surplus was $2,147,000 and $1,053,000 at December 31, 2005, and 2004, respectively. Of the actual statutory capital $120,000 and $120,000 is fully paid up share capital, and, accordingly, all of the retained earnings and contributed surplus were available for payment of dividends to shareholders.

DB Indemnity, Ltd is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets are not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and deposits, investment income accrued and insurance balances receivable. Certain categories of assets do not qualify as relevant assets under the statute. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities. DB Indemnity, Ltd was required to maintain relevant assets of at least $564,000 and $553,000 at December 31, 2005, and 2004, respectively. At December 31, 2005 and 2004, relevant assets were $2,900,000 and $1,790,000, respectively. The minimum liquidity ratio was, therefore, met.

The DB Group, Ltd is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $1,000,000, a percentage of outstanding losses or a given fraction of net written premiums. At December 31, 2005, the Company was required to maintain a statutory capital and surplus of $1,000,000. Actual statutory capital and surplus was $1,063,000 and $1,035,000 at December 31, 2005, and 2004, respectively. Of the actual statutory capital $1,102,000 and $1,102,000 is fully paid up share capital and contributed surplus, and, accordingly, all of the retained earnings were available for payment of dividends to shareholders.

The DB Group, Ltd is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets are not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and deposits, investment income accrued and insurance balances receivable. Certain categories of assets do not quality as relevant assets under the statute. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The DB Group, Ltd was required to maintain relevant assets of at least $0 and $1,000 at December 31, 2005, and 2004, respectively. At December 31, 2005 and 2004, relevant assets were $1,063,000 and $1,036,000, respectively. The minimum liquidity ratio was, therefore, met.

17.	Contingencies

In July 2002, the Company entered into an agreement to purchase CJD & Associates, L.L.C. The sellers are entitled to an increase of the initial purchase price equal to 30% of CJD & Associates’ monthly net revenues during the contingency period of September 1, 2003 to September 1, 2007. Additional payments of the purchase price have been made in the amount of $1,702,000 since the initial purchase. Based on historical trends, the Company estimates payments to the sellers of $816,000 and $626,000 in the fiscal years 2006 and 2007, respectively.

18.	New Accounting Standards

On December 16, 2004, the FASB issued SFAS 123R, “Share-Based Payment.” SFAS No. 123R requires companies to expense the value of employee stock options and similar awards. The cost of the awards will be measured at the fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. When measuring fair value, companies can choose an option-pricing model like Black-Scholes or binominal models. The effective date for public companies is interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share based payment awards at a company’s adoption date. The adoption of SFAS 123R for estimated unvested options at the adoption date may have a material effect on our consolidated financial statements. The Company’s compensation committee is considering various alternatives in response to this new pronouncement. As a result, the impact to our consolidated financial statements for future share based payment awards has not been determined.

19.	Subsequent Events

On January 23, 2006, the Company entered into a definitive agreement to acquire all of the capital stock of Generations Bank from Kansas City Life Insurance Company for $10.1 million in cash. Generations Bank is a federal savings bank currently located in Kansas City, Missouri. The closing of the stock transaction is subject to regulatory approvals, the existence as of the closing date of not less than $8.2 million in the bank’s GAAP book equity, and standard closing conditions. Closing is expected to occur during the third quarter of this year.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

20.	Quarterly Operating Results (unaudited)

Operating results for the quarters ended 2005 and 2004 were as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2005
Total revenues	$35,648	$33,399	$37,085	$39,286
Total expenses	30,353	30,071	34,118	35,910
Income before income taxes	5,295	3,328	2,967	3,376
Net income per share:
Basic*	0.36	0.21	0.19	0.21
Diluted*	0.34	0.20	0.18	0.20
2004
Total revenues	$22,304	$23,593	$26,170	$29,856
Total expenses	19,019	21,214	24,027	27,689
Income before income taxes	3,285	2,380	2,142	2,167
Net income per share:
Basic*	0.23	0.16	0.15	0.15
Diluted*	0.22	0.15	0.14	0.14

*	For comparative purposes the earnings per share were adjusted to reflect the 2-for-1 stock split in the second quarter of 2004.

The earnings per share is based on the weighted average number of shares outstanding at the end of each quarter. In August 2005 the Company had a secondary offering that issued an additional 2,875,000 shares of common stock. This affected the weighted average shares outstanding for the year which affects the annual earnings per share reported on the consolidated statement of operations.

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

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

There is no information required to be reported in a current report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2005 that was not reported in a Form 8-K during such quarter.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this item with respect to our directors, a code of ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Elections of Directors,” “Corporate Governance and Board Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2005, and is incorporated herein by reference. Information called for by this item with respect to our executive officers is included in Item 4A, “Executive Officers of the Registrant,” in this report on Form 10-K and is incorporated herein by reference.

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

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2005, in the sections entitled “Corporate Governance and Board Matters,” and “Executive Compensation,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2005, in the section entitled “Principal Stockholders and Security Ownership of Management,” and in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” in this report on Form 10-K in the section entitled “Securities Authorized for Issuance under Equity Compensation Plans,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2005, in the section entitled “Certain Relationships and Related Transactions,” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2005, in the section entitled “Ratification of Appointment of Independent Auditor,” under the subsection entitled “Fees of Independent Auditor,” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Documents filed as a part of this report:

1. The following financial statements appearing in Item 8, Financial Statements and Supplementary Data: Consolidated Balance Sheets, Consolidated Statements of Operations, Consolidated Statements of Changes in Stockholders’ Equity, and Consolidated Statements of Cash Flows.

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

3. The following is a complete list of exhibits filed as part of this Form 10-K. Exhibits shown as previously filed are incorporated by reference. Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Amendment and Restatement to the Articles of Incorporation filed on March 31, 2005 as Exhibit 3.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.2	Certificate of Amendment to and Restatement of the Bylaws filed as Exhibit 3.(ii) to the registrant’s current report on Form 8-K filed on February 1, 2005.

3.3	Certificate of Designation pertaining to the Series 2002A Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002, filed on March 31, 2005 as Exhibit 3.3 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.4	Certificate of Designation pertaining to the Series 2002B Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002, filed on March 31, 2005 as Exhibit 3.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.5	Certificate of Designation pertaining to the Series 2003 Convertible Preferred stock filed with the Secretary of State of Kansas on May 1, 2003, filed on March 31, 2005 as Exhibit 3.5 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

4.1	Indenture dated as of July 31, 1997 (the “Indenture”), by and between Brooke Credit Corporation and The First National Bank and Trust Company, relating to the issuance of the Brooke Credit Corporation, Series 1997A, Series 1997B and Series 1997C Bonds, filed as Exhibit 3.01 to the registrant’s registration statement on Form 10-SB filed on October 18, 2000.

4.2	Addendum to the Indenture dated as of November 13, 1997, relating to the issuance of the Brooke Credit Corporation, Series 1997D Bonds, filed as Exhibit 3.02 to the registrant’s registration statement on Form 10-SB filed on October 18, 2000.

4.3	Addendum to the Indenture dated as of August 28, 1998, relating to the issuance of the Brooke Credit Corporation, Series 1997E Bonds, filed as Exhibit 3.03 to the registrant’s registration statement on Form 10-SB filed on October 18, 2000.

4.4	Addendum to Indenture dated as of November 20, 2000, relating to the issuance of the Brooke Credit Corporation, Series 2000F Bonds, filed on March 31, 2005 as Exhibit 4.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

4.5	Addendum to Indenture dated as of June 25, 2001, relating to an amendment to the security interest provision of the Indenture, filed on March 31, 2005 as Exhibit 4.5 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

4.6	Addendum to Indenture dated as of December 31, 2003, relating to the extension of the maturity date of Brooke Credit Corporation Series 2000F Bonds, filed as Exhibit 10.31 to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003.

4.7	Guaranty dated as of December 18, 1997, executed by Brooke Corporation and guaranteeing payment of principal and interest on the Brooke Credit Corporation, Series 1997A, Series 1997B, Series 1997C and Series 1997D Bonds, filed as Exhibit 3.04 to the registrant’s registration statement on Form 10-SB filed on October 18, 2000.

4.8	Form of Brooke Credit Corporation 9.125% Bond Series 2000F due July 1, 2004, filed on March 31, 2005 as Exhibit 4.8 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No.	Description

4.9	Form of Subordinated Indenture by and between Brooke Corporation and Wells Fargo Bank Minnesota, N.A., relating to the issuance of the Brooke Corporation Unsecured Subordinated Debentures, Series A and Series B, including the form of Debenture as Exhibit A thereto, filed as Exhibit 4.01 to post-effective amendment number 1 to the registration statement on Form SB-2 filed on December 11, 2002.

10.1*	Brooke Corporation 2001 Compensatory Stock Option Plan filed as Exhibit 99.01 to the registrant’s registration statement on Form S-8 filed on February 26, 2002.

10.2*	Executive Employment Agreement between Brooke Corporation and Robert D. Orr filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.3*	Executive Employment Agreement between Brooke Corporation and Leland G. Orr filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.4*	Executive Employment Agreement between Brooke Corporation and Anita F. Larson filed as Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.5*	Executive Employment Agreement between Brooke Credit Corporation and Michael S. Lowry filed as Exhibit 10.4 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.6*	Executive Employment Agreement between Brooke Franchise Corporation and Shawn T. Lowry filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 1, 2005.

10.7*	Executive Employment Agreement between CJD & Associates, L.L.C. and Michael S. Hess filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 1, 2005.

10.8*	Executive Employment Agreement between Brooke Franchise Corporation and Kyle L. Garst filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 30, 2005.

10.9	Credit and Security Agreement among Brooke Credit Funding, LLC, as Borrower, Brooke Credit Corporation, as Seller and Subservicer, Brooke Corporation, as Master Agent Servicer and Performance Guarantor, Autobahn Funding Company LLC, as the Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as the Agent, dated as of August 27, 2004 (“Credit and Security Agreement”), filed on March 31, 2005 as Exhibit 10.9 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

10.10	Amendment No. 1 dated as of November 27, 2004 to Credit and Security Agreement filed on March 31, 2005 as Exhibit 10.10 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

10.11	Amendment No. 2 dated as of February 24, 2005 to Credit and Security Agreement filed on March 31, 2005 as Exhibit 10.11 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

10.12	Amendment No. 3 dated as of March 29, 2005 to Credit and Security Agreement filed on March 31, 2005 as Exhibit 10.12 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

10.13	Amendment No. 4 dated as of April 20, 2005 to Credit and Security Agreement filed on July 28, 2005 as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q/A for the quarter ended June 30, 2005.

10.14	Amendment No. 5 Dated as of August 1, 2005 to Credit and Security Agreement filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 3, 2005.

Exhibit No.	Description

10.15	Note dated August 27, 2004 of Brooke Credit Funding, LLC to Autobahn Funding Company LLC relating to the Credit and Security Agreement filed on March 31, 2005 as Exhibit 10.13 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

10.16	Stock Purchase Agreement dated January 23, 2006, between Brooke Corporation and Kansas City Life Insurance Company relating to Generations Bank filed as Exhibit 10 to the registrant’s current report on Form 8-K filed on January 26, 2006.

21.1	Subsidiaries of Brooke Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKE CORPORATION

/S/ ROBERT D. ORR
Robert D. Orr, Chairman of the Board, Chief Executive Officer and Director

Date: March 13, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ROBERT D. ORR Robert D. Orr	Chairman of the Board, Chief Executive Officer and Director	March 13, 2006

/S/ ANITA F. LARSON Anita F. Larson	President, Chief Operating Officer and Director	March 13, 2006

/S/ LELAND G. ORR Leland G. Orr	Chief Financial Officer, Treasurer, Assistant Secretary and Director	March 13, 2006

/S/ JOHN L. ALLEN John L. Allen	Director	March 9, 2006

/S/ JOE L. BARNES Joe L. Barnes	Director	March 10, 2006

/S/ DERROL D. HUBBARD Derrol D. Hubbard	Director	March 10, 2006

INDEX TO EXHIBITS

The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K. Exhibits shown as previously filed are incorporated by reference.

Exhibit No.	Description

3.1	Amendment and Restatement to the Articles of Incorporation filed on March 31, 2005 as Exhibit 3.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.2	Certificate of Amendment to and Restatement of the Bylaws filed as Exhibit 3.(ii) to the registrant’s current report on Form 8-K filed on February 1, 2005.

3.3	Certificate of Designation pertaining to the Series 2002A Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002, filed on March 31, 2005 as Exhibit 3.3 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.4	Certificate of Designation pertaining to the Series 2002B Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002, filed on March 31, 2005 as Exhibit 3.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.5	Certificate of Designation pertaining to the Series 2003 Convertible Preferred stock filed with the Secretary of State of Kansas on May 1, 2003, filed on March 31, 2005 as Exhibit 3.5 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

4.1	Indenture dated as of July 31, 1997 (the “Indenture”), by and between Brooke Credit Corporation and The First National Bank and Trust Company, relating to the issuance of the Brooke Credit Corporation, Series 1997A, Series 1997B and Series 1997C Bonds, filed as Exhibit 3.01 to the registrant’s registration statement on Form 10-SB filed on October 18, 2000.

4.2	Addendum to the Indenture dated as of November 13, 1997, relating to the issuance of the Brooke Credit Corporation, Series 1997D Bonds, filed as Exhibit 3.02 to the registrant’s registration statement on Form 10-SB filed on October 18, 2000.

4.3	Addendum to the Indenture dated as of August 28, 1998, relating to the issuance of the Brooke Credit Corporation, Series 1997E Bonds, filed as Exhibit 3.03 to the registrant’s registration statement on Form 10-SB filed on October 18, 2000.

4.4	Addendum to Indenture dated as of November 20, 2000, relating to the issuance of the Brooke Credit Corporation, Series 2000F Bonds, filed on March 31, 2005 as Exhibit 4.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

4.5	Addendum to Indenture dated as of June 25, 2001, relating to an amendment to the security interest provision of the Indenture, filed on March 31, 2005 as Exhibit 4.5 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

4.6	Addendum to Indenture dated as of December 31, 2003, relating to the extension of the maturity date of Brooke Credit Corporation Series 2000F Bonds, filed as Exhibit 10.31 to the registrant’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003.

4.7	Guaranty dated as of December 18, 1997, executed by Brooke Corporation and guaranteeing payment of principal and interest on the Brooke Credit Corporation, Series 1997A, Series 1997B, Series 1997C and Series 1997D Bonds, filed as Exhibit 3.04 to the registrant’s registration statement on Form 10-SB filed on October 18, 2000.

4.8	Form of Brooke Credit Corporation 9.125% Bond Series 2000F due July 1, 2004, filed on March 31, 2005 as Exhibit 4.8 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No.	Description
4.9	Form of Subordinated Indenture by and between Brooke Corporation and Wells Fargo Bank Minnesota, N.A., relating to the issuance of the Brooke Corporation Unsecured Subordinated Debentures, Series A and Series B, including the form of Debenture as Exhibit A thereto, filed as Exhibit 4.01 to post-effective amendment number 1 to the registration statement on Form SB-2 filed on December 11, 2002.

10.1*	Brooke Corporation 2001 Compensatory Stock Option Plan filed as Exhibit 99.01 to the registrant’s registration statement on Form S-8 filed on February 26, 2002.

10.2*	Executive Employment Agreement between Brooke Corporation and Robert D. Orr filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.3*	Executive Employment Agreement between Brooke Corporation and Leland G. Orr filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.4*	Executive Employment Agreement between Brooke Corporation and Anita F. Larson filed as Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.5*	Executive Employment Agreement between Brooke Credit Corporation and Michael S. Lowry filed as Exhibit 10.4 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.6*	Executive Employment Agreement between Brooke Franchise Corporation and Shawn T. Lowry filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 1, 2005.

10.7*	Executive Employment Agreement between CJD & Associates, L.L.C. and Michael S. Hess filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 1, 2005.

10.8*	Executive Employment Agreement between Brooke Franchise Corporation and Kyle L. Garst filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 30, 2005.

10.9	Credit and Security Agreement among Brooke Credit Funding, LLC, as Borrower, Brooke Credit Corporation, as Seller and Subservicer, Brooke Corporation, as Master Agent Servicer and Performance Guarantor, Autobahn Funding Company LLC, as the Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as the Agent, dated as of August 27, 2004 (“Credit and Security Agreement”), filed on March 31, 2005 as Exhibit 10.9 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

10.10	Amendment No. 1 dated as of November 27, 2004 to Credit and Security Agreement filed on March 31, 2005 as Exhibit 10.10 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

10.11	Amendment No. 2 dated as of February 24, 2005 to Credit and Security Agreement filed on March 31, 2005 as Exhibit 10.11 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

10.12	Amendment No. 3 dated as of March 29, 2005 to Credit and Security Agreement filed on March 31, 2005 as Exhibit 10.12 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

10.13	Amendment No. 4 dated as of April 20, 2005 to Credit and Security Agreement filed on July 28, 2005 as Exhibit 10.1 to the registrant’s quarterly report on Form 10-Q/A for the quarter ended June 30, 2005.

10.14	Amendment No. 5 Dated as of August 1, 2005 to Credit and Security Agreement filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 3, 2005.

10.15	Note dated August 27, 2004 of Brooke Credit Funding, LLC to Autobahn Funding Company LLC relating to the Credit and Security Agreement filed on March 31, 2005 as Exhibit 10.13 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

Exhibit No.	Description

10.16	Stock Purchase Agreement dated January 23, 2006, between Brooke Corporation and Kansas City Life Insurance Company relating to Generations Bank filed as Exhibit 10 to the registrant’s current report on Form 8-K filed on January 26, 2006.

21.1	Subsidiaries of Brooke Corporation.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.