Form 10-Q
period 2006-03-31
BROOKE CORP
filed 2006-04-26
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Check One): Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definitions of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2006, there were 12,495,398 shares of the registrant’s sole class of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Brooke Corporation

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

ASSETS

	March 31, 2006	December 31, 2005
Current Assets
Cash	$15,098	$12,321
Restricted cash	707	619
Accounts and notes receivable, net	92,134	55,526
Income tax receivable	806	830
Other receivables	1,670	1,627
Securities	43,409	44,682
Interest-only strip receivable	1,914	1,412
Deposits	639	467
Prepaid expenses	731	435

Total Current Assets	157,108	117,919

Investment in Businesses	5,308	5,058

Property and Equipment
Cost	8,764	7,487
Less: Accumulated depreciation	(2,534)	(2,333)

Net Property and Equipment	6,230	5,154

Other Assets
Amortizable intangible assets	4,674	4,532
Less: Accumulated amortization	(1,544)	(1,431)
Contract database	305	341
Servicing asset	3,027	2,650
Deferred charges	725	779

Net Other Assets	7,187	6,871

Total Assets	$175,833	$135,002

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2006	December 31, 2005
Current Liabilities
Accounts payable	$9,629	$7,314
Premiums payable to insurance companies	7,018	5,015
Payable under participation agreements	16,324	10,857
Accrued commission refunds	794	802
Unearned insurance premiums	907	734
Income tax payable	2,466	474
Deferred income tax payable	1,092	1,564
Short-term debt	41,603	12,500
Current maturities of long-term debt	18,518	17,405

Total Current Liabilities	98,351	56,665
Non-current Liabilities
Deferred income tax payable	4,404	3,577
Servicing liability	31	34
Long-term debt less current maturities	29,841	33,265

Total Liabilities	132,627	93,541

Stockholders’ Equity
Common stock, $.01 par value, 99,500,000 shares authorized, 12,495,398 and 12,443,548 shares issued and outstanding	125	124
Preferred stock series 2002 and 2002A, $25 par value, 110,000 shares authorized, 49,667 shares issued outstanding	1,242	1,242
Preferred stock series 2002B, $32 par value, 34,375 authorized, 24,331 shares issued and outstanding	779	779
Additional paid-in capital	36,003	35,819
Retained earnings	4,457	3,015
Accumulated other comprehensive income	600	482

Total Stockholders’ Equity	43,206	41,461

Total Liabilities and Stockholders’ Equity	$175,833	$135,002

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Operations

UNAUDITED

(in thousands, except per share data)

	For three months Ended March 31, 2006	For three months Ended March 31, 2005
Operating Revenues
Insurance commissions	$27,453	$23,231
Interest income (net)	3,339	1,967
Seller consulting fees	2,181	866
Gain on sale of businesses	467	320
Initial franchise fees for basic services	5,560	3,375
Initial franchise fees for buyer assistance plans	1,357	2,273
Gain on sale of notes receivable	521	2,912
Insurance premiums earned	85	158
Policy fee income	138	360
Other income	85	186

Total Operating Revenues	41,186	35,648

Operating Expenses
Commissions expense	19,184	15,354
Payroll expense	7,318	6,864
Depreciation and amortization	514	582
Other operating expenses	7,114	6,307
Other operating interest expense	308	457

Total Operating Expenses	34,438	29,564

Income from Operations	6,748	6,084

Other Expenses
Interest expense	1,134	789

Total Other Expenses	1,134	789

Income Before Income Taxes	5,614	5,295
Income tax expense	2,082	1,846

Net Income	$3,532	$3,449

Net Income per Share:
Basic	$0.28	$0.36
Diluted	$0.27	$0.34

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity

UNAUDITED

(in thousands, except common shares)

	Common Shares	Common Stock	Preferred Stock	Add’l Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2004	9,381,518	$94	$2,021	$4,677	$43	$501	$7,336
Dividends paid					(6,733)		(6,733)
Equity issuance from stock options	187,030	1		713			714
Equity issuance	2,875,000	29		30,429			30,458
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes						(19)	(19)
Net income					9,705		9,705

Total comprehensive income							9,686

Balances, December 31, 2005	12,443,548	$124	$2,021	$35,819	$3,015	$482	$41,461

Dividends paid					(2,090)		(2,090)
Equity issuance from stock options	51,850	1		184			185
Equity issuance
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes						25	25
Currency translation adjustment, net of income taxes						93	93
Net income					3,532		3,532

Total comprehensive income							3,650

Balances, March 31, 2006	12,495,398	$125	$2,021	$36,003	$4,457	$600	$43,206

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Cash Flows

UNAUDITED

(in thousands)

	For three months Ended March 31, 2006	For three months Ended March 31, 2005
Cash flows from operating activities:
Net income	$3,532	$3,449
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	215	149
Amortization	299	433
Gain on sale of businesses	(467)	(320)
Deferred income tax expense	141	11
Gain on sale of notes receivable	(521)	(2,912)
Purchase of business inventory provided by sellers	4,112	2,412
(Increase) decrease in assets:
Accounts and notes receivable	(36,608)	12,827
Other receivables	(43)	(167)
Prepaid expenses and other assets	(444)	(216)
Business inventory	(250)	679
Increase (decrease) in liabilities:
Accounts and expenses payable	2,315	1,235
Other liabilities	26,137	5,739

Net cash provided by (used in) operating activities	(1,582)	23,319

Cash flows from investing activities:
Cash payments for securities	—	(9,043)
Cash payments for property and equipment	(783)	(224)
Purchase of subsidiary and business assets	—	(437)

Net cash used in investing activities	(783)	(9,704)

Cash flows from financing activities:
Dividends paid	(2,090)	(1,561)
Cash proceeds from common stock issuance	185	379
Loan proceeds on debt	11,650	15,465
Payments on bond maturities	(40)	(35)
Payments on short-term borrowing	(208)	(24,026)
Payments on long-term debt	(4,355)	(3,016)

Net cash provided by (used in) financing activities	5,142	(12,794)

Net increase in cash and cash equivalents	2,777	821
Cash and cash equivalents, beginning of period	12,321	19,761

Cash and cash equivalents, end of period	$15,098	$20,582

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

1. Summary of Significant Accounting Policies

(a) Organization

Brooke Corporation (the “Company”) was incorporated under the laws of the State of Kansas in January 1986. The Company’s registered office is located in Overland Park, Kansas. At March 31, 2006, Brooke Holdings, Inc. owned 46.7% of the Company’s outstanding common stock and a control group consisting of Brooke Holdings, Inc. and certain executive officers of the Company owned 52.6% of the Company’s outstanding common stock. The Company is primarily a holding company that owns directly, or indirectly through a wholly owned subsidiary, 100% of the stock and ownership interests of all of its subsidiaries. The Company’s primary business operations are conducted by its subsidiaries and include franchising, franchise and insurance related lending, insurance brokerage and loan brokerage.

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

Brooke Brokerage Corporation, a Kansas corporation, serves as a holding company for businesses expected to benefit from the insurance agent distribution network of Brooke Franchise Corporation and the insurance lending expertise of Brooke Credit Corporation. Brooke Brokerage Corporation’s insurance and loan brokerage subsidiary, CJD & Associates, L.L.C., generates revenues from commissions paid by insurance companies for the sale of hard-to-place and niche insurance policies on a wholesale basis through the Company’s franchise agents and other insurance agents. CJD & Associates, L.L.C. also uses its industry contacts and expertise in insurance brokerage to broker loans for, and consult with, general insurance agencies specializing in hard-to-place insurance sales, captive insurance agencies selling exclusively for one insurance company and funeral homes.

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

Captive Subsidiaries:

The DB Group, Ltd. and DB Indemnity, Ltd. subsidiaries were incorporated in the country of Bermuda as captive insurance companies. Separate financial statements are prepared for Bermuda subsidiaries as required by the Bermuda government. The captive insurance company subsidiaries are wholly owned by Brooke Investments, Inc. and profits are not typically distributed as dividends.

The DB Group, Ltd. was incorporated under the laws of Bermuda and is licensed as a Class 3 insurer under the Insurance Act 1978 of Bermuda and related regulations. There were no premiums written by this subsidiary in 2005. In March 2006, The DB Group, Ltd. began self-insuring a portion of the professional insurance agents’ liability exposure of Brooke Franchise Corporation, its affiliated companies and its franchisees.

DB Indemnity, Ltd. was incorporated under the laws of Bermuda and is licensed as a Class 1 insurer under the Insurance Act 1978 of Bermuda and related regulations for the purpose of self-insuring a portion of the professional insurance agents’ liability exposure of Brooke Franchise Corporation, its affiliated companies and its franchisees (until March 2006) and for the purpose of self-insuring financial guaranty policies to Brooke Credit Corporation and its participating lenders.

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

Other Subsidiaries:

Subsidiaries have been established for contractual operations but any revenues generated by these subsidiaries are assigned to one of the operating subsidiaries for performance of any associated obligations. These subsidiaries include Brooke Life and Health, Inc., The American Heritage, Inc., The American Agency, Inc., Brooke Credit Funding LLC, Brooke Canada Funding, Inc., and First Brooke Insurance and Financial Services, Inc.

Subsidiaries have also been established for regulatory, licensing, security or other purposes and they typically conduct limited operations and do not own any assets. These subsidiaries include Brooke Bancshares, Inc., Brooke Funeral Services Company, LLC, and Brooke Agency Services Company of Nevada, LLC.

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

The following are significant estimates made by management:

•	Amount of future policy cancellations which may result in commission refunds and a corresponding reserve

•	Share of future policy cancellations due from franchisees

•	Amount of allowance for doubtful accounts

•	Share of policy commissions due to franchisees for commissions received by the Company but not yet distributed to franchisees

•	Useful lives of assets

•	Amount of unearned initial franchise fees for Buyers Assistance Plans resulting from services and assistance not yet performed

•	Amount of future insurance claim losses, loss expense and earned premium percentages

•	The discount, prepayment and credit loss rates used to calculate fair value of interest-only strip receivables, servicing assets and servicing liabilities resulting from loan participation sales

•	The discount, prepayment and credit loss rates used to calculate fair value of securities resulting from asset-backed securitizations

•	Amortization

•	Allocation of payroll and operating expenses associated with the origination and servicing of loans

•	Amount of current and deferred income tax expense and payable

•	Compensation cost of the Company’s stock option plan

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

The Company estimates that a certain level of accounts receivable, primarily franchisee account balances, will be uncollectible; therefore, an allowance has been recognized for uncollectible amounts. The Company’s franchise subsidiary established allowances of $916,000 at March 31, 2006 and $716,000 at December 31, 2005, respectively, against commission advance amounts owed by franchisees. The Company’s franchise subsidiary regularly assists its franchisees by providing commission advances during months when commissions are less than expected, but expects repayment of all such advances within four months. At March 31, 2006, the amount of allowance was determined after specific analysis of all franchise advances classified as “watch” status.

The following schedule entitled “Valuation and Qualifying Accounts” summarizes the Allowance for Doubtful Accounts activity for the periods ended March 31, 2006 and December 31, 2005 (in thousands). Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charges to Expenses	Write Offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2005	$575	$2,974	$2,833	$716
Period ended March 31, 2006	$716	$200	$—	$916

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

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier and revenues are correspondingly reduced. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $794,000 and $802,000 at March 31, 2006 and December 31, 2005, respectively.

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

Gains on sale of notes receivable. Loan participation and loan securitizations represent the transfer of notes receivable, by sale, to “participating” lenders or special purpose entities. When transfers meet the criteria to be accounted for as a true sale, established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the gain on sale of a note receivable is recognized when the note receivable is sold. When the Company sells notes receivable, it typically retains servicing rights and interest income. Gains or losses on sales of notes receivable depend, in part, on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest and servicing assets based on their relative fair value at the date of transfer.

Loan origination fees. Loan origination fees charged to borrowers are offset against loan origination expenses incurred during the underwriting and placement of loans and are, therefore, not recorded as revenues. Loan origination fees reimburse the Company for cash outflows associated with the up-front issuance costs such as travel expenses for location inspections or meetings with the borrowers and placement of the loans to outside investors.

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

The initial franchise fees for basic services provide the franchisees’ access to the registered name “Brooke,” access to suppliers, and access to the Company’s Internet-based management software program. These basic services are the types of services typically provided by franchisors. Delivery of these services is substantially complete when the franchise location is opened. Therefore, all such revenues are immediately recognized.

The initial franchise fees paid for BAP services provide several separate and distinct consulting tasks such as inspection report compilation, marketing profile and plan development, and operations analysis. Each consulting task is a separate accounting unit and revenues for each consulting task are recognized using the percentage of completion accounting method. Most of the BAP services (inspection reports, operations analysis and marketing plan development) are provided by the Company before franchise acquisition, resulting in the recognition of associated revenues when initial franchise fees are paid at closing. Although substantially all of the BAP services are performed prior to closing, the Company does not record any revenues from initial franchise fees until the actual payment of fees at closing. As a result, in 2005 and 2006, approximately 91% of those initial franchise fees related to BAP assistance were immediately recognized as revenue. The remaining BAP initial franchise fees are typically credits held in reserve for initial advertising, training and signage expenses. These credits are released, and the revenue recognized, as the actual expenses are incurred. When calculating the percentage of completion for these remaining BAP consulting services, the Company analyzes the time and expense expended to date in providing these services and the amount of tangible benefits received to date by franchisees.

Total initial franchise fees for BAP services typically vary based on a percentage of the acquired business’ revenues because the time and expertise required of the Company to perform BAP services generally varies with acquisition size. However, the time and expertise required of the Company to provide basic services and the value to franchisees of those basic services, remains the same for all franchisees (even to start up or de novo franchisees), so the amount of total initial franchise fees allocated to basic services does not vary. Accordingly, total initial franchise fees are first allocated to initial franchise fees for basic services in the amount typically charged to start up franchisees and the remainder of the total initial franchise fees is allocated to BAP services.

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

The Company sometimes acquires businesses that it plans to own and operate as part of its business. If it later decides to sell such businesses for a price greater than their carrying value, then it recognizes a gain. When the business is sold, the Company has no continuing obligations and, therefore, revenues from gains on sale of businesses resulting from business sales are recognized immediately at the time of sale.

Premiums. Through its subsidiaries, DB Indemnity Ltd. and The DB Group, Ltd., excess liability premiums are recorded on the written basis and recorded as revenues over the term of the policies. Unearned premium reserves are established to cover the unexpired portion of premiums written and assumed and revenues are correspondingly reduced.

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

(g) Amortizable Intangible Assets

Included in other assets are the unamortized costs of renewal rights (rights to renewal commissions received from insurance policies) purchased by the Company and through subsidiaries (Brooke Life and Health, Inc., The American Agency, Inc. and CJD & Associates, L.L.C.) for businesses the Company plans to own and operate for more than one year. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. The rates of amortization of Amortizable Intangible Assets are based on our estimation of the useful lives of the renewal rights of customer and insurance contracts purchased. Amortization was $113,000 and $142,000 for the periods ended March 31, 2006 and 2005, respectively.

The acquisition of renewal rights purchased by the Company or by its subsidiaries for businesses the Company plans to own and operate for less than one year are not classified as Amortizable Intangible Assets (see footnote 1(i)). Recent acquisitions and divestitures of Amortizable Intangible Assets are discussed in footnote 11.

On July 1, 2002, the Company acquired 100% of the outstanding ownership interests of CJD & Associates, L.L.C. and $1,417,000 of the initial purchase price was allocated to renewal rights. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with SFAS 141, “Business Combinations,” any such payments for an increased purchase price will be recorded as Amortizable Intangible Assets when made. Additional payments of the purchase price have been made in the amount of $1,844,000 since the initial purchase.

On August 1, 2002, the Company acquired insurance agency renewal rights operating under the trade name of Bornstein Financial Group for an initial purchase price of $200,000. On August 8, 2003, an additional payment of $100,000 was made and the final total purchase price increased to $300,000 and was recorded as an Amortizable Intangible Asset in accordance with SFAS 141, “Business Combinations.” Brooke Life and Health, Inc. operates this business asset.

On November 30, 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and T.A.R. Holding Co., Inc., which collectively owned 100% of the outstanding shares of All Risk General Agency, Inc. $1,000,000 of the initial purchase price was allocated to Amortizable Intangible Assets. The sellers were entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with SFAS 141, “Business Combinations,” any such payments for an increased purchase price will be recorded as Amortizable Intangible Assets when made. Additional payments of the purchase price were made in the amount of $1,352,000 from the time of initial purchase until the subsequent sale of the entity. On November 30, 2005, CJD & Associates, L.L.C. sold 100% of the outstanding shares of Texas All Risk General Agency, Inc. and T.A.R. Holding Co., Inc. to an unrelated purchaser. See footnote 11 for additional disclosure regarding this sale.

As a result of the acquisition of CJD & Associates, L.L.C. on July 1, 2002, the Company recorded additional Amortizable Intangible Assets of $60,000 (net of accumulated amortization of $135,000).

In February 2003, the Company acquired the rights to the Web site Agencies4Sale.com for $25,000.

In February 2004, the Company acquired insurance agency renewal rights from Brent and Haeley Mowery for $499,000. This agency was subsequently sold to a franchisee in July 2005 for $499,000, which resulted in a gain on sale of $68,000 from amortization recorded in prior periods.

Subsequent to the initial recording at fair value, the amortizable intangible asset is evaluated and measured annually for impairment. The impairment testing is performed by two different methods of analysis. The first method is a cash flow analysis to determine if there are sufficient operating cash flows. The second method is a fair market value analysis based primarily on comparative sales data. If analysis indicates that operating cash flows are insufficient or the asset’s fair value is less than its book value, then an impairment has occurred and the Company writes down the asset to the estimated fair value. No impairment was recognized for the three-month and twelve-month periods ended March 31, 2006 and December 31, 2005.

(h) Income Taxes

Net income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. Deferred tax liabilities were recorded in 2006 and 2005 to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.

(i) Investment in Businesses

The amount of assets included in the “Investment in Businesses” category is the total of purchase prices paid, or market prices if lower, for business assets, primarily renewal rights, that Brooke Franchise Corporation acquires to hold in inventory for sale to its franchisees. Renewal rights associated with businesses that the Company plans to own and operate for less than one year are considered inventory and are not amortized (see footnote 1(g)) because the residual values of those assets are expected to be the same at the time of sale to franchisees as at the time of acquisition by the Company. Typically, the Company acquires and sells the business assets simultaneously. If the assets are not sold simultaneously, then the Company operates the business until sold and records the income and expenses associated with the business. The amount of income and expenses associated with inventoried businesses is not considered material by the Company. The number of businesses purchased for this purpose for the three-month periods ended March 31, 2006 and 2005 was 12 and 13, respectively. Correspondingly, the number of businesses sold from inventory for the three-month periods ended March 31, 2006 and 2005 was 11 and 14, respectively. At March 31, 2006 and 2005, the “Investment in Businesses” inventory consisted of 5 businesses and 1 business, respectively, with fair market values totaling $5,308,000 and $343,000, respectively.

The acquisition of renewal rights purchased by the Company or through its subsidiaries for businesses the Company plans to own and operate for more than one year are not classified as “Investment in Businesses” (see footnote 1(g)). In footnote 11, we discuss our accounting for businesses which we have acquired with the intent to own and operate for periods greater than one year. Such businesses are part of the Company’s existing operations and are not part of “Investment in Businesses.”

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

Also included in the Contract database asset are the legal and professional fees associated with development of standardized loan documents. These contracts are available for sale to others that make these types of loans, by first purchasing a license from Brooke Credit Corporation. A complete review and revision is scheduled for all loan documents every five years; therefore, the asset was being amortized over a five-year period and the associated costs were fully amortized at December 31, 2005.

(l) Deferred Charges

Deferred charges include loan fees paid in 2004 and 2005 to establish and increase a line of credit with DZ BANK AG Deutsche Zentral-Genossenschaftsbank. Associated costs totaled $996,000, of which $696,000 was paid in 2004 to establish the line of credit and $300,000 was paid in 2005 to increase the line of credit. These costs are amortized over a period ending at the maturity date of the line of credit. Net of amortization, the balance of all such prepaid expenses at March 31, 2006 and December 31, 2005 was $725,000 and $779,000, respectively.

Deferred charges also include the costs associated with a public offering of bonds and debentures. Selling expenses, auditor fees, legal costs and filing charges associated with the Company’s public offering of bonds and debentures totaled $615,000 and are amortized over a period ending at the bond and debenture maturities. The bonds and debentures were paid in full during 2005.

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

(n) Per Share Data

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Diluted net income per share is calculated by including the probable conversion of employee stock options to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the periods ended March 31, 2006 and 2005 were $49,000 and $49,000, respectively.

The prior year comparative average number of shares of common stock has been adjusted to reflect the 2-for-1 stock split in 2004 and the 6-for-1 stock split in 2003.

(in thousands, except per share data)	March 31, 2006	March 31, 2005
Basic Earnings Per Share
Net Income	$3,532	$3,449
Less: Preferred Stock Dividends	(49)	(49)

Income Available to Common Stockholders	3,483	3,400
Average Common Stock Shares	12,469	9,431

Basic Earnings Per Share	$0.28	$0.36

	March 31, 2006		March 31, 2005
Diluted Earnings Per Share
Net Income		$3,532		$3,449
Less: Preferred Stock Dividends on Non-Convertible Shares		(49)		(49)

Income Available to Common Stockholders		3,483		3,400
Average Common Stock Shares	12,469		9,431
Plus: Assumed Exercise of 291,970 Stock Options	292	12,761	484	9,915

Diluted Earnings Per Share		$0.27		$0.34

(o) Buyers Assistance Plans

As part of its initial services to franchisees, the Company sometimes assists franchisees with the conversion of acquired businesses into its franchise system pursuant to a buyers assistance plan (BAP). Substantially all of the BAP services (inspection reports, operations analysis and marketing plan development) are typically provided by the Company before franchise acquisition. However, some BAP related services (advertising and training) are performed during the four months after acquisition and a portion of BAP fees are correspondingly deferred. Unearned BAP and other related fees are recorded in accounts payable and were $77,000 and $118,000 at March 31, 2006 and December 31, 2005, respectively.

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

The unaudited accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they may not include all of the disclosures required by GAAP for complete financial statements and as such, should be read in conjunction with the Company’s 2005 Form 10-K. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2006 and the results of is operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

All significant intercompany accounts and transactions have been eliminated in the consolidation of the financial statements.

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

(s) Advertising

The Company expenses the costs of advertising as they are incurred. Total advertising expense for the periods ended March 31, 2006 and 2005 was $1,641,000 and $1,758,000, respectively.

(t) Restricted Cash

Cash payments are made monthly to First National Bank of Phillipsburg as trustee for the Industrial Revenue Bonds. These funds are held by the trustee for payment of semi-annual interest and principal payments to bond holders on January 1st and July 1st. The amount of cash held at First National Bank of Phillipsburg at March 31, 2006 and December 31, 2005 was $41,000 and $72,000, respectively.

The Company holds insurance commissions for the special purpose entities Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Securitization Company 2004A, LLC, Brooke Capital Company, LLC, and Brooke Securitization Company V, LLC for the purpose of making future loan payments, and the use of these funds is restricted until the next monthly loan payment is made. The amount of commissions held at March 31, 2006 and December 31, 2005 was $666,000 and $547,000, respectively.

(u) Securities

The carrying values of securities were $43,409,000 and $44,682,000 at March 31, 2006 and December 31, 2005, respectively, and consisted primarily of two types of securities: interest-only strip receivables in loan securitizations and retained interests in loan securitizations. These securities are classified as available for sale under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The aggregate carrying values of $43,407,000 and $44,681,000 at March 31, 2006 and December 31, 2005, respectively, for the corresponding marketable securities approximates the fair value as calculated by the Company using reasonable assumptions.

Loan securitizations represent the transfer of notes receivable by sale to a bankruptcy-remote special purpose entity that issues asset-backed notes to accredited investors.

The carrying values of the interest-only strip receivable in loan securitizations were $10,688,000 and $11,158,000 at March 31, 2006 and December 31, 2005, respectively. The carrying values of retained interests were $32,719,000 and $33,523,000 at March 31, 2006 and December 31, 2005, respectively. The amount of unrealized gain on the interest-only strip receivable was $575,000 and $575,000 at March 31, 2006 and December 31, 2005, respectively.

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

Subsequent to the initial calculation of the fair value of retained interest, the Company utilizes a fair market calculation methodology to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. Additionally, the Company completes an ongoing analysis of key assumptions used in the fair market value calculation to ensure that such assumptions used in the calculation are viable, based on current and historical prepayment and credit loss trends within similar asset types. Based upon this analysis and due to the current risk free interest rate and the risk characteristics associated with the loans sold, the discount rate assumption used in the asset valuation was increased from 8.50% to 11.00% in the fourth quarter of 2005. All other assumptions remain the same. Management may make necessary adjustments to key assumptions based on current and historical trends, which may result in an immediate reduction or impairment loss in the fair market value of retained interest. As a result of the change in discount rate, the Company recorded an unrealized loss, net of taxes, of $91,000 on the retained interest for the year ended December 31, 2005. No impairment loss resulted. Accordingly, although the value of the securities will decline as a result of underlying loan repayments, the Company does not anticipate changes in the fair value of securities in the near future based upon changes in assumptions. Summarized in footnote 2 to the Company’s consolidated financial statements is a sensitivity analysis or stress test on retained interests to determine the impact of a 10% and 20% variance in key assumptions currently used by management to calculate the fair value of retained interests.

Footnote 2 also contains a table summarizing the principal balances of loans managed by the Company, which includes the subordinate tranche (equity interest in securities balance) within the securitized notes receivable. Included within the table are delinquency and net credit loss trends of managed receivables at March 31, 2006 and December 31, 2005.

(v) Insurance Losses and Loss Expenses

Insurance losses to be incurred and loss expenses to be paid by DB Indemnity, Ltd. and The DB Group, Ltd. are estimated and recorded when advised by the insured. Outstanding losses and loss expense adjustments represent the amounts needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred before the balance sheet date. These amounts are based upon estimates of losses reported by the insureds plus an estimate for losses incurred but not reported.

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

(w) Other Operating Interest Expense

Operating interest expense includes interest paid by the Company’s finance subsidiary to DZ BANK AG Deutsche Zentral-Genossenschaftsbank on a line of credit loan for the purpose of originating insurance agency loans and to Fifth Third Bank on a line of credit loan for the purpose of originating funeral home loans in Canada; therefore, this interest is an operating expense. The interest paid for the periods ending March 31, 2006 and 2005 was $308,000 and $305,000, respectively. The finance subsidiary also paid interest to bondholders until the bonds were called in August 2005 and paid in full. The funds received from the sale of the bonds were for the purpose of originating loans and the associated interest expense is, therefore, an operating expense. Bond interest expenses for the periods ended March 31, 2006 and 2005 were $0 and $99,000, respectively. The Company also paid interest to debenture holders. The funds received from the sale of debentures were used by the finance subsidiary to originate loans and the associated interest expense is, therefore, an operating expense. The debenture interest expenses for the periods ended March 31, 2006 and 2005 were $0 and $52,000, respectively. The debentures were called and paid in full in December 2005.

(x) Stock-Based Compensation

The Company has granted stock options to employees of the Company pursuant to its 2001 Compensatory Stock Option Plan. The Company adopted SFAS 123R, “Share-Based Payment,” on January 1, 2006. For the quarter ended March 31, 2006, the Company’s net income was reduced by $38,000 and its income per fully diluted share remained at $0.27. For the quarter ended March 31, 2005, the Company’s net income would have been reduced by $282,000 and its income per fully diluted share would have been reduced to $0.31, if the compensation cost for the stock options had been determined in 2005 based on the fair value at the date of grant pursuant to the provisions of SFAS 123R, “Share-Based Payment.” The Company’s assumptions made when calculating the fair value of the stock option were expected stock volatility of 10%; risk-free interest rate of 5%; and dividend rate of 1%. See footnote 12 for additional disclosures.

(in thousands, except per share data)	For the three months ended March 31, 2006	For the three months ended March 31, 2005
Net income as reported	$3,532	$3,449
Total stock-based employee compensation cost determined under fair value method for all awards, net of related income tax effects		(282)

Pro forma net income		3,167
Basic earnings per share:
As reported	0.28	0.36
Pro forma		0.33
Diluted earnings per share:
As reported	0.27	0.34
Pro forma		0.31

(y) Interest-only Strip Receivable

The aggregate carrying values of interest-only-strip receivables were $1,914,000 and $1,412,000 at March 31, 2006 and December 31, 2005, respectively. Interest-only strip receivables represent the fair value of an asset resulting from the sale of notes receivable to a participating bank. The amount of unrealized loss on the interest-only strip receivable was $68,000 at March 31, 2006 and was $93,000 at December 31, 2005. The interest-only strip receivables have varying dates of maturities ranging from the third quarter of 2011 to the first quarter of 2021.

When the Company sells notes receivable to a participating bank, it retains an interest-only strip receivable. The amount of gain or loss recorded on the sale of notes receivable to a participating bank depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interest-only strip receivable based on its relative fair value at the date of transfer. To obtain fair values, the Company estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions (credit losses, prepayment speeds, and discount rates) commensurate with the risks involved. As mentioned in footnote 1(u), the Company changed the discount rate assumption during the fourth quarter of 2005 and, as a result, the Company recorded an unrealized loss, net of taxes of $371,000 on the interest-only strip receivable for the year ended December 31, 2005. For additional information on the key assumptions and risks involved see footnote 2.

2. Notes Receivable

At March 31, 2006 and December 31, 2005, accounts and notes receivable consist of the following:

(in thousands)	03/31/2006	12/31/2005
Business loans	$275,307	$243,611
Less: Business loans sold	(231,995)	(219,886)
Commercial real estate loans	42,324	33,803
Less: Real estate loans sold	(26,419)	(24,444)
Loans with subsidiaries	6,068	5,166
Less: Subsidiary loans sold	(6,068)	(5,166)
Plus: Loan participations not classified as a true sale	16,324	10,857

Total notes receivable, net	75,541	43,941
Interest earned not collected on notes*	1,616	1,382
Customer receivables	15,893	10,919
Allowance for doubtful accounts	(916)	(716)

Total accounts and notes receivable, net	$92,134	$55,526

*	The Company has a corresponding liability for interest payable to participating lenders in the amounts of $558,000 and $480,000 at March 31, 2006 and December 31, 2005, respectively.

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

The transfers that do not meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as secured borrowings and the balances recorded as both a note receivable asset and participation payable liability. At March 31, 2006 and December 31, 2005, secured borrowings totaled $16,324,000 and $10,857,000, respectively.

Of the notes receivable sold, at March 31, 2006 and December 31, 2005, $242,090,000 and $233,473,000, respectively, were accounted for as sales because the transfers meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Purchasers of these notes receivable obtained full control over the transferred assets (i.e. notes receivables) and obtained the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivables. Furthermore, the agreements to transfer assets do not entitle or obligate the Company to repurchase or redeem the notes receivable before their maturity, except in the event of an uncured breach of warranty.

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

In April 2003, Brooke Credit Corporation sold $15,825,000 of loans to qualifying special purpose entity Brooke Acceptance Company LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $13,350,000 of asset-backed securities were issued to accredited investors by Brooke Acceptance Company LLC. Brooke Credit Corporation received servicing income of $2,000 and $2,000, respectively, from the primary servicer for the periods ended March 31, 2006 and 2005. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $3,395,000 and $3,511,000, respectively, on March 31, 2006 and December 31, 2005. This security is comprised of retained interest totaling $440,000 and retained equity in the special purchase entity totaling $2,955,000.

In November 2003, Brooke Credit Corporation sold $23,526,000 of loans to qualifying special purpose entity Brooke Captive Credit Company 2003, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $18,500,000 of asset-backed securities were issued to accredited investors by Brooke Captive Credit Company 2003, LLC. Brooke Credit Corporation received servicing income of $3,000 and $3,000, respectively, from the primary servicer for the periods ended March 31, 2006 and 2005. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $6,509,000 and $6,556,000, respectively, on March 31, 2006 and December 31, 2005. This security is comprised of retained interest totaling $538,000 and retained equity in the special purchase entity totaling $5,971,000.

In June 2004, Brooke Credit Corporation sold $24,832,000 of loans to qualifying special purpose entity Brooke Securitization Company 2004A, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $20,000,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company 2004A, LLC. Brooke Credit Corporation received servicing income of $2,000 and $3,000 from the primary servicer for the periods ending March 31, 2006 and 2005, respectively. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with a balance of $4,528,000 and $4,721,000, respectively, on March 31, 2006 and December 31, 2005. This security is comprised of retained interest totaling $1,130,000 and retained equity in the special purchase entity totaling $3,398,000.

In March 2005, the Company sold $40,993,000 of loans to qualifying special purpose entity Brooke Capital Company, LLC. This sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $32,000,000 of asset-backed securities were issued to accredited investors by Brooke Capital Company, LLC. Brooke Credit Corporation received servicing income of $10,000 from the primary servicer for the period ended March 31, 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivables retained were recorded on the Company’s books as a security with a balance of $11,440,000 and $11,692,000, respectively, at March 31, 2006 and December 31, 2005. This security is comprised of retained interest totaling $3,286,000 and retained equity in the special purpose entity totaling $8,154,000.

In December 2005, the Company sold $64,111,000 of loans to qualifying special purpose entity Brooke Securitization Company V, LLC. The sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $51,500,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company V, LLC. Brooke Credit Corporation received servicing income of $17,000 from the primary servicer for the period ended March 31, 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivables retained were recorded on the Company’s books as a security with a balance of $17,535,000 and $18,201,000, respectively, at March 31, 2006 and December 31, 2005. This security is comprised of retained interest totaling $5,294,000 and retained equity in the special purpose entity totaling $12,241,000.

At March 31, 2006 and December 31, 2005, the Company had transferred assets with balances totaling $242,090,000 and $233,473,000, respectively, resulting in pre-tax gains for the periods ended March 31, 2006 and 2005 of $521,000 and $2,912,000, respectively.

The fair value of retained interest is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following table. The fair value of the retained interest is also reduced by the amount of estimated credit losses on loans sold with recourse and loans sold in securitizations, which are calculated using the estimated credit loss percentage noted in the following table. At March 31, 2006 and December 31, 2005, the fair value of retained interest recorded by the Company was $12,602,000 and $12,570,000, respectively. Of the totals at March 31, 2006, $1,914,000 was listed as interest-only strip receivable on the Company’s balance sheet and $10,688,000 in retained interest carried in the Company’s securities. Of the totals at December 31, 2005, $1,412,000 was listed as interest-only strip receivable on the Company’s balance sheet and $11,158,000 in retained interest carried in the Company’s securities.

Of the business and real estate loans at March 31, 2006 and December 31, 2005, $3,751,000 and $3,807,000, respectively, in loans were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. At March 31, 2006, all such recourse loans: a) had no balances more than 60 days past due; b) had adequate collateral; and c) were not in default.

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

The value of the “Servicing Asset” is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the table below. At March 31, 2006 and December 31, 2005, the value of the servicing asset recorded by the Company was $3,027,000 and $2,650,000, respectively. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income.

The value of the “Servicing Liability” is calculated by estimating the net present value of net servicing expense on loans sold using the discount rate and prepayment speeds noted in the table below. At March 31, 2006 and December 31, 2005, the value of the servicing liability recorded by the Company was $31,000 and $34,000, respectively.

The predominant risk characteristics of the underlying loans related to the Company’s retained interest and servicing assets have been analyzed by management to identify how to stratify these assets for the purpose of evaluating and measuring impairment. The underlying loans are very similar in virtually all respects; however, management has concluded that those underlying loans with adjustable interest rates should be evaluated separately from loans with fixed interest rates. Accordingly, different key economic assumptions have been used when determining the fair value of retained interest and servicing assets resulted from fixed-rate loans than have been used for adjustable-rate loans. However, for presentation purposes and due to the immateriality of the fixed-rate stratum, they have been combined in the tables hereafter. The fixed-rate stratum represents less than 1.00% of the retained interest and servicing assets. In addition, beginning in 2005, the Company no longer originates fixed-rate loans, and, therefore, there are no new assets resulting from fixed-rate loans. No valuation allowance has been established because the fair value for the adjustable-rate loan stratum is not less than the carrying amount of the servicing assets.

Although substantially all of the Company’s loans are adjustable, a discount rate has been applied to reflect the net present value of future revenue streams. As such, changes in the net present value rate, or discount rate, resulting from interest rate variations, could adversely affect the asset’s fair value.

Impairment of retained interest and servicing assets is evaluated and measured annually. The impairment testing is performed by taking the current interest and servicing revenue stream and valuing the new revenue stream with the appropriate assumptions. The new revenue stream is based on the loan balances at the date the impairment test is completed which will include all prepayments on loans and any credit losses for those loans. The new discounted revenue stream is then compared to the carrying value on the Company’s books and if the new value is greater than the value on the books no impairment has occurred. If the new discounted revenue stream is less than the value on the books and an other than temporary impairment has occurred the Company would write the asset down to the new discounted revenue stream. No impairment was recognized in the periods ended March 31, 2006 and 2005.

At March 31, 2006, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year were as follows (rates per annum):

	Business Loans (Adjustable-Rate Stratum)*	Business Loans (Fixed-Rate Stratum)
Prepayment speed	10.00%	8.00%
Weighted average life (months)	145	48
Expected credit losses	0.50%	0.21%
Discount rate**	11.00%	11.00%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans, the rate is adjusted annually on December 31st. Beginning in the third quarter of 2004, contract terms on new loans are adjusted monthly or daily to an index as noted above.

**	During the fourth quarter of 2005 the discount rate assumption was changed from 8.50% to 11.00%.

At March 31, 2006, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(in thousands except percentages)	Business Loans (Fixed & Adjustable Rate Stratum)
Prepayment speed (annual rate)	8.00% - 10.00%
Impact on fair value of 10% adverse change	(391)
Impact on fair value of 20% adverse change	(764)
Expected credit losses (annual rate)	0.21% - 0.50%
Impact on fair value of 10% adverse change	(181)
Impact on fair value of 20% adverse change	(362)
Discount rate (annual)*	11.00%
Impact on fair value of 10% adverse change	(601)
Impact on fair value of 20% adverse change	(1,163)

*	During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%.

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interests and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interests and servicing assets on loans sold totaling $242,090,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interests in loans sold with recourse to participating lenders and loans sold in securitizations.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Servicing Asset

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$6,032	$5,878
Servicing expense	(1,116)	(1,080)
Discount of estimated cash flows at 11.00% rate	(1,949)	(1,888)

Carrying value of servicing asset after effect of increases	2,967	2,910
Carrying value of servicing asset before effect of increases	3,027	3,027

Decrease of carrying value due to increase in prepayments	$(60)	$(117)

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$22,214	$21,486
Estimated credit losses	(2,544)	(2,457)
Discount of estimated cash flows at 11.00% rate	(7,399)	(7,074)

Carrying value of retained interests after effect of increases	12,271	11,955
Carrying value of retained interests before effect of increases	12,602	12,602

Decrease of carrying value due to increase in prepayments	$(331)	$(647)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$22,986	$22,986
Estimated credit losses	(2,901)	(3,164)
Discount of estimated cash flows at 11.00% rate	(7,664)	(7,582)

Carrying value of retained interests after effect of increases	12,421	12,240
Carrying value of retained interests before effect of increases	12,602	12,602

Decrease of carrying value due to increase in credit losses	$(181)	$(362)

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$6,195	$6,195
Servicing expense	(1,154)	(1,154)
Discount of estimated cash flows	(2,123)	(2,226)

Carrying value of servicing asset after effect of increases	2,918	2,815
Carrying value of servicing asset before effect of increases	3,027	3,027

Decrease of carrying value due to increase in discount rate	$(109)	$(212)

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$22,986	$22,986
Estimated credit losses	(2,637)	(2,637)
Discount of estimated cash flows	(8,239)	(8,698)

Carrying value of retained interests after effect of increases	12,110	11,651
Carrying value of retained interests before effect of increases	12,602	12,602

Decrease of carrying value due to increase in discount rate	$(492)	$(951)

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

	Recourse & Securitized Loans Sold in
	2006	2005	2004
Actual & Projected Credit Losses (%) at:
March 31, 2006	0%	0%	0%
December 31, 2005		0	0
December 31, 2004			0

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse, unsold, or inventoried, loans and the equity interest carried in securities balance at and for the periods ended March 31, 2006 and December 31, 2005:

(in thousands)	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses**
	2006	2005	2006	2005	2006	2005
Type of Loan
Participations sold with recourse	$3,751	$3,807	$0	$0	$0	$0
Inventory loans	75,541	43,941	581	627	72	13
Equity interest in securities balance	32,719	33,523	0	0	108	0

Total loans managed	$112,011	$81,271	$581	$627	$180	$13

*	Loans 60 days or more past due are based on end of period total loans.

**	Net credit losses are charge-offs and are based on total loans outstanding.

3. Property and Equipment

A summary of property and equipment and depreciation is as follows:

(in thousands)	March 31, 2006	December 31, 2005
Furniture	$1,777	$1,193
Office and computer equipment	2,450	2,282
Automobiles and airplanes	1,417	1,397
Building and leasehold improvements	2,204	2,103
Land	916	512

	8,764	7,487
Less: Accumulated depreciation	(2,534)	(2,333)

Property and equipment, net	$6,230	$5,154

Depreciation expense	$215	$820

4. Bank Loans, Notes Payable, and Other Long-Term Obligations

(in thousands)	March 31, 2006	December 31, 2005
Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 9.50%. Interest rates on these notes range from 4.00% to 7.00% and maturities range from April 2006 to September, 2015.	$25,415	$25,739
Valley View Bank line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit due January 2007. Interest rate is variable and was 9.75% at March 31, 2006, with interest and principal due monthly.	3,608	2,708
Fifth Third Bank, Canadian Branch line of credit. Maximum line of credit available of $10,000,000 (Canadian dollars). Collateralized by notes receivable. Line of credit due February 2007. Interest rate is variable and was 6.50% at March 31, 2006, with interest due monthly.	5,033	—
DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit. Maximum line of credit available of $80,000,000. Collateralized by notes receivable. Line of credit due August 2009. Interest rate is variable and was at 4.77% at March 31, 2006, with interest due monthly.	18,027	6,078
Company debt with banks. These notes are payable to banks and collateralized by various assets of the Company. Interest rates on these notes range from 6.75% to 10.75%. Maturities range from December 2006 to November 2017.	37,324	28,050

Total bank loans and notes payable	89,407	62,575
Capital lease obligation (See Note 5)	555	595

Total bank loans, notes payable and other long-term obligations	89,962	63,170
Less: Current maturities and short-term debt	(60,121)	(29,905)

Total long-term debt	$29,841	$33,265

Seller notes payable are typically the deferred portion of purchase prices paid by the Company to acquire insurance agencies for resale by the Company to franchisees. Seller notes payable are secured by a collateral interest in the insurance policy renewal rights purchased by the Company. Sellers typically agree that their security interests are subordinate to Brooke Credit’s security interests in the renewal rights of the agency, which also collateralize the loans made by Brooke Credit to franchisees. The renewal rights associated with the collateral interests of seller notes payable had estimated annual commissions of $38,609,000 and $38,491,000 at March 31, 2006 and December 31, 2005, respectively.

None of the Amortizable Intangible Assets described in footnote 1(g) and none of the Acquisitions and Divestitures described in footnote 11 was financed with seller note payables at March 31, 2006. Three notes payable to banks for Company debt require the Company to maintain minimum financial ratios or net worth and restrict dividend payments from Brooke Credit Corporation to the Company.

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

The other lines of credit require Brooke Credit Corporation to maintain minimum stockholders’ equity.

The other bank loans, notes payable and other long-term obligations do not contain covenants that require the Company to maintain minimum financial ratios or net worth; restrict management’s ability to pay dividends; restrict management’s ability to buy or sell assets; restrict management’s ability to incur additional debt; or include any subjective acceleration clauses.

Interest incurred on bank loans, notes payable and other long-term obligations for the periods ended March 31, 2006 and 2005 was $1,442,000 and $1,246,000, respectively.

Short-term debt represents the DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit, the lines of credit with maturities less than one year listed in the preceding table and non-cash investing transactions utilized to purchase business assets.

Bank loans, notes payable and other long-term obligations mature as follows:

Twelve Months Ended March 31 (in thousands)	Bank Loans & Notes Payable	Capital Lease	Total
2007	$60,041	$80	$60,121
2008	13,609	85	13,694
2009	5,587	90	5,677
2010	4,466	95	4,561
2011	2,531	100	2,631
Thereafter	3,173	105	3,278

	$89,407	$555	$89,962

5. Long-Term Debt, Capital Leases

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

Future capital lease payments and long-term operating lease payments are as follows:

Twelve Months Ended March 31 (in thousands)	Capital Real Estate	Operating Real Estate	Total
2007	$120	$4,128	$4,248
2008	119	3,624	3,743
2009	118	2,185	2,303
2010	117	897	1,014
2011	114	315	429
2012	111	—	111

Total minimum lease payments	699	$11,149	$11,848

Less amount representing interest	(144)

		2005
Total obligations under capital leases	555	$630
Less current maturities of obligations under capital leases	(80)	(75)

Obligations under capital leases payable after one year	$475	$555

6. Income Taxes

Net income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. The elements of income tax expense are as follows:

(in thousands)	March 31, 2006	March 31, 2005
Current	$1,941	$1,835
Deferred	141	11

	$2,082	$1,846

For the period ended March 31, 2006, income of $135,000 was earned in Bermuda and is excluded from the U.S. federal tax. Under current Bermuda law, DB Indemnity, Ltd. and The DB Group, Ltd. are not required to pay any taxes in Bermuda on either income or capital gains. They have received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed they will be exempted from taxation until March 28, 2016.

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	March 31, 2006	March 31, 2005
U.S. federal statutory tax rate	38%	34%
State statutory tax rate	4%	4%
Miscellaneous	(5)%	(3)%

Effective tax rate	37%	35%

Reconciliation of income tax receivable:

(in thousands)	March 31, 2006	December 31, 2005
Income tax receivable – Beginning balance, January 1	$830	$—
Income tax payments over current tax liability	(24)	830

Income tax receivable – Ending balance	$806	$830

Reconciliation of deferred tax liability:

(in thousands)	March 31, 2006	December 31, 2005
Deferred income tax liability – Beginning balance, January 1	$5,141	$481
Accumulated other comprehensive income, unrealized gain (loss) on interest-only strip receivables	72	(19)
Accelerated tax depreciation	—	—
Gain on sale of notes receivable	283	4,679

Ending Balance	$5,496	$5,141

(in thousands)	March 31, 2006	December 31, 2005
Deferred income tax liability-Current	$1,092	$1,564
Deferred income tax liability-Long-term	4,404	3,577

Deferred income tax liability-Total	$5,496	$5,141

Deferred tax liabilities were recorded to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.

7. Employee Benefit Plans

The Company has a defined contribution retirement plan to which substantially all employees are eligible to participate. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for periods ended March 31, 2006 and 2005.

8. Concentration of Credit Risk

The Company maintains cash balances at several banks. At March 31, 2006, the Company had account balances of $10,630,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

The Company sells participation interests in loans to numerous banks and finance companies. At March 31, 2006, the Company had sold participation interests in loans totaling $45,277,000 to one financial institution. This represents 34% of the participation interests sold at March 31, 2006, excluding loans sold for securitization.

9. Segment and Related Information

The Company’s three reportable segments as of and for the periods ended March 31, 2006 and 2005 consisted of its Franchise Services Business, Brokerage Business and its Lending Services Business.

The Franchise Services Business segment includes the sale of insurance, financial, funeral and credit services on a retail basis through franchisees. The Brokerage Business segment includes the sale of hard-to-place and niche insurance policies on a wholesale basis, the brokerage of loans for general insurance agencies, captive insurance agencies, funeral homes and other small businesses, and the management of offshore insurance companies. The Lending Services Business segment includes the solicitation, underwriting, origination, sale and servicing of loans. The results of each segment are separately audited and the segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company assesses administrative fees to each business segment for legal, corporate and administrative services. Administrative fees for Franchise Services, Lending Services and Brokerage Business for the period ended March 31, 2006 totaled $1,200,000, $450,000 and $450,000, respectively, for the period ended March 31, 2005 totaled $1,275,000, $450,000 and $30,000, respectively. Administrative fees are reported as an expense for the individual business segment and reported as “other operating expenses” in the reconciliation of the segment totals to the related consolidated totals. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “other operating expenses.”

The tables below reflects summarized financial information concerning the Company’s reportable segments for the three-month periods ended March 31, 2006 and 2005:

For the three months ended March 31, 2006 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$26,637	$816	$—	$—	$—	$27,453
Policy fee income	—	138	—	—	—	138
Insurance premiums earned	—	—	—	96	(11)	85
Interest income	55	4	3,257	109	(86)	3,339
Gain on sale of notes receivable	—	—	687	—	(166)	521
Seller consulting fees	771	1,410	—	—	—	2,181
Initial franchise fees for basic services	5,560	—	—	—	—	5,560
Initial franchise fees for buyers assistance plans	1,357	—	—	—	—	1,357
Gain on sale of businesses	467	—	—	—	—	467
Other income	439	359	56	10	(779)	85
Total Operating Revenues	35,286	2,727	4,000	215	(1,042)	41,186
Interest expense	425	39	849	215	(86)	1,442
Commissions expense	18,914	270	—	—	—	19,184
Payroll expense	5,684	472	389	773	—	7,318
Depreciation and amortization	17	107	183	204	3	514
Other operating expenses	6,660	887	1,072	1,385	(2,890)	7,114
Total Expenses	31,700	1,775	2,493	2,577	(2,973)	35,572
Income Before Income Taxes	3,586	952	1,507	(2,362)	1,931	5,614
Segment assets	62,901	10,256	127,794	62,042	(87,160)	175,833
Expenditures for segment assets	—	—	—	783	—	783

For the three months ended March 31, 2005 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$21,494	$1,737	$—	$—	$—	$23,231
Policy fee income	—	360	—	—	—	360
Insurance premiums earned	—	158	—	—	—	158
Interest income	2	34	2,115	—	(184)	1,967
Gain on sale of notes receivable	—	—	2,913	—	(1)	2,912
Seller consulting fees	866	—	—	—	—	866
Initial franchise fees for basic services	3,375	—	—	—	—	3,375
Initial franchise fees for buyers assistance plans	2,273	—	—	—	—	2,273
Gain on sale of businesses	322	—	—	(2)	—	320
Other income	109	57	76	—	(56)	186
Total Operating Revenues	28,441	2,346	5,104	(2)	(241)	35,648
Interest expense	317	85	631	397	(184)	1,246
Commissions expense	14,696	658	—	—	—	15,354
Payroll expense	4,615	964	549	736	—	6,864
Depreciation and amortization	43	123	290	125	1	582
Other operating expenses	5,930	538	542	1,109	(1,812)	6,307
Total Expenses	25,601	2,368	2,012	2,367	(1,995)	30,353
Income Before Income Taxes	2,840	(22)	3,092	(2,369)	1,754	5,295
Segment assets	47,087	13,655	74,340	35,262	(62,697)	107,647
Expenditures for segment assets	—	51	—	173	—	224

10. Related Party Information

Robert D. Orr, CEO and Leland G. Orr, CFO own a controlling interest in Brooke Holdings, Inc. which owned 46.7% of the Company’s common stock at March 31, 2006.

Brooke Holdings, Inc., Robert D. Orr, Leland G. Orr, Anita F. Larson, Shawn T. Lowry, Michael S. Lowry and Kyle L. Garst have agreed to vote their shares of the Company’s common stock together and, as a group, they beneficially owned 6,592,897 shares, or 52.6%, of the Company’s common stock at March 31, 2006.

Shawn T. Lowry, President of Brooke Franchise Corporation, and Michael S. Lowry, President of Brooke Credit Corporation, are the co-members of First Financial Group, L.C. In June 2001, First Financial Group, L.C., guaranteed 65% of a Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas and received a 15% profit interest in Palmer, L.L.C. as consideration. The loan was originated on June 1, 2001 and is scheduled to mature on September 1, 2011. At March 31, 2006, all but $27,000 of the entire loan principal balance of $563,000 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $302,000, of which $275,000 is the recourse obligation by Brooke Credit Corporation on a loan participation balance.

Kyle L. Garst, Senior Vice President of Brooke Franchise Corporation is the sole manager and sole member of American Financial Group, L.L.C. In October 2001, First Financial Group, L.L.C. and American Financial Group, L.L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.50% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014. At March 31, 2006, all but $300 of the entire loan principal balance of $334,000 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $230,000, of which $230,000 is the recourse obligation by Brooke Credit Corporation on a loan participation balance.

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

Anita K. Lowry is the sister of Robert D. Orr and Leland G. Orr and the mother of Shawn T. Lowry and Michael S. Lowry and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. At March 31, 2006, Brooke Credit Corporation had 4 loans outstanding to American Heritage Agency with total principal balances of $554,000, of which $465,000 was sold to unaffiliated lenders. Such loans were made on substantially the same terms and conditions as provided to other franchises and have scheduled maturities between January 15, 2010 and October 15, 2018. The Company’s exposure to loss equals the retained principal balances of $89,000.

11. Acquisitions and Divestitures

In November 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and T.A.R. Holding Co., Inc. for an initial purchase price of $1,000,000. All of the initial purchase price was allocated to Amortizable Intangible Assets as disclosed in footnote 1(g). The sellers were entitled to an increase of the initial purchase price equal to 25% of Texas All Risk’s monthly net revenues during the contingency period of November 2004 to October 2008. Any such purchase price increase was to be paid to the sellers monthly during the contingency period and, in accordance with paragraph 28 of SFAS 141, “Business Combinations,” the payment was recorded as an asset when made. Additional payments of the purchase price were made by the Company in the amount of $1,352,000 from the time of initial purchase until the subsequent sale of the entity.

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

In July 2002, the Company acquired 100% of the outstanding ownership interest of CJD & Associates, L.L.C. for an initial purchase price of $2,025,000. A portion of the initial purchase price has been allocated to Amortizable Intangible Assets as disclosed in footnote 1(g). The sellers are entitled to an increase of the initial purchase price equal to 30% of CJD & Associates’ monthly net revenues during the contingency period of September 1, 2003 to September 1, 2007. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 28 of SFAS 141, “Business Combinations,” the payment shall be recorded as an asset when made. Additional payments of the purchase price have been made in the amount of $1,844,000 since the initial purchase.

In December 2005, CJD & Associates, L.L.C. sold DB Indemnity, Ltd. and The DB Group, Ltd. to Brooke Investments, Inc., another subsidiary of the Company. The captives were sold for their book value, thus no gain on sale resulted. DB Indemnity, Ltd. was sold for $2,152,000 and The DB Group, Ltd. was sold for $1,070,000.

12. Stock-Based Compensation

The Company adopted SFAS 123R, “Share-Based Payment,” on January 1, 2006. The Company’s net income and net income per common share were reduced in 2006 and would have been reduced to the 2005 pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS 123R, “Share-Based Payment.”

(in thousands, except per share data)	2006	2005
Net income:
As reported	$3,532	$3,449
Pro forma		3,167
Basic earnings per share:
As reported	0.28	0.36
Pro forma		0.33
Diluted earnings per share:
As reported	0.27	0.34
Pro forma		0.31

The fair value of the options granted for the periods ended March 31, 2006 and 2005 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

	2006	2005
Expected term (in years)	6.0	5.9
Expected stock volatility	10%	30%
Risk-free interest rate	5%	5%
Dividend	1%	1%
Fair value per share	$0.21	$0.88

The Company has granted stock options to officers, certain key employees, and directors for the purchase of its common stock under a shareholder-approved plan. Pursuant to resolutions dated February 18, 2003 and April 22, 2004, the Compensation Committee of the Board of Directors adjusted the number of shares authorized for issuance under the 2001 Compensatory Stock Option Plan pursuant to the anti-dilution provisions of the Plan. Accordingly, at March 31, 2006, the Brooke Corporation 2001 Compensatory Stock Option Plan authorizes the issuance of up to 1,080,000 shares of the Company’s common stock for use in paying incentive compensation awards in the form of stock options. Unless otherwise required by law, the options are granted at fair market value at the date of grant and, except for stock options awarded to selected officers, directors and employees, generally have become partially exercisable immediately. The options expire one to ten years from the date of grant. At March 31, 2006, there were 446,480 additional shares available for granting stock options under the stock plan.

	Shares Under Option	Weighted Average Exercise Price
Outstanding December 31, 2004	562,550	3.07
Granted	24,400	23.49
Exercised	(187,030)	4.03
Terminated and expired	(40,580)	5.00

Outstanding, December 31, 2005	359,340	3.58
Granted	2,000	13.56
Exercised	(51,850)	3.57
Terminated and expired	(17,520)	4.09

Outstanding March 31, 2006	291,970	$3.56

185,860 options to purchase shares were exercisable at March 31, 2006. The following table summarizes information concerning outstanding and exercisable options at March 31, 2006.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.21 – $23.49	291,970	6.0	$3.56	185,860	$2.93

13. Intangible Assets

There were no intangible assets with indefinite useful lives as of March 31, 2006, and December 31, 2005. The intangible assets with definite useful lives had a value of $6,462,000 and $6,092,000 at March 31, 2006, and December 31, 2005, respectively. Of these assets, $3,027,000 and $2,650,000, respectively, were recorded as a servicing asset on the balance sheet. The remaining assets were included in “Other Assets” on the balance sheet. Amortization expense was $299,000 and $433,000 for the periods ended March 31, 2006 and 2005, respectively.

Amortization expense for amortizable intangible assets for the periods ended March 31, 2007, 2008, 2009, 2010 and 2011 is estimated to be $1,755,000, $1,493,000, $1,160,000, $988,000 and $850,000, respectively.

14. Supplemental Cash Flow Disclosures

	For three months Ended March 31, 2006	For three months Ended March 31, 2005
Supplemental disclosures: (in thousands)
Cash paid for interest	$1,126	$506

Cash paid for income tax	$7	$2,520

Business inventory increased from December 31, 2005 to March 31, 2006. During the periods ended March 31, 2006 and 2005, the statements of cash flows reflect the purchase of businesses into inventory provided by sellers totaling $4,112,000 and $2,412,000, respectively, and the change in inventory of $250,000 and $679,000, respectively.

(in thousands)	For three months Ended March 31, 2006	For three months Ended March 31, 2005
Purchase of business inventory	$(4,290)	$(3,398)
Sale of business inventory	8,152	6,489

Net cash provided from sale of business inventory	3,862	3,091
Cash provided by sellers of business inventory	(4,112)	(2,412)

(Increase) decrease in inventory on balance sheet	$(250)	$679

15. Statutory Requirements

DB Indemnity, Ltd. is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $120,000, a percentage of outstanding losses or a given fraction of net written premiums. At March 31, 2006, the Company was required to maintain a statutory capital and surplus of $120,000. Actual statutory capital and surplus was $2,274,000 and $2,147,000 at March 31, 2006, and December 31, 2005, respectively. Of the actual statutory capital $120,000 and $120,000 is fully paid up share capital, and, accordingly, all of the retained earnings and contributed surplus were available for payment of dividends to shareholders.

DB Indemnity, Ltd. is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets are not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and deposits, investment income accrued and insurance balances receivable. Certain categories of assets do not qualify as relevant assets under the statute. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities. DB Indemnity, Ltd. was required to maintain relevant assets of at least $697,000 and $564,000 at March 31, 2006, and December 31, 2005, respectively. At March 31, 2006 and December 31, 2005, relevant assets were $3,203,000 and $2,900,000, respectively. The minimum liquidity ratio was, therefore, met.

The DB Group, Ltd. is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $1,000,000, a percentage of outstanding losses or a given fraction of net written premiums. At March 31, 2006, the Company was required to maintain a statutory capital and surplus of $1,000,000. Actual statutory capital and surplus was $1,059,000 and $1,063,000 at March 31, 2006, and December 31, 2005, respectively. Of the actual statutory capital $1,102,000 and $1,102,000 is fully paid up share capital and contributed surplus, and, accordingly, all of the retained earnings were available for payment of dividends to shareholders.

The DB Group, Ltd. is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets are not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and deposits, investment income accrued and insurance balances receivable. Certain categories of assets do not quality as relevant assets under the statute. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities. The DB Group, Ltd. was required to maintain relevant assets of at least $2,000 and $0 at March 31, 2006, and December 31, 2005, respectively. At March 31, 2006 and December 31, 2005, relevant assets were $1,062,000 and $1,063,000, respectively. The minimum liquidity ratio was, therefore, met.

16. Contingencies

In January 2006, the Company signed an agreement to acquire the capital stock of Generations Bank from Kansas City Life Insurance Company for $10.1 million. Upon approval by regulators and the satisfaction of other closing conditions, the acquisition of Generations Bank by Brooke Brokerage Corporation will permit the sale of banking services through the Company’s franchise agents and other insurance agents.

In July 2002, the Company entered into an agreement to purchase CJD & Associates, L.L.C. The sellers are entitled to an increase of the initial purchase price equal to 30% of CJD & Associates’ monthly net revenues during the contingency period of September 1, 2003 to September 1, 2007. Additional payments of the purchase price have been made in the amount of $1,844,000 since the initial purchase. Based on historical trends, the Company estimates payments to the sellers of $674,000 and $626,000 in the fiscal years 2006 and 2007, respectively.

17. Foreign Currency Translation

On March 10, 2005, Brooke Credit Corporation formed a Canadian subsidiary, Brooke Canada Funding, Inc. Until February 2006, the subsidiary conducted limited operations and did not own any assets. During February 2006, a $10 million (Canadian dollars) line of credit was established with Fifth Third Bank Canadian Branch, as disclosed in footnote 4. The current operations of Brooke Canada Funding, Inc. now fund loans in Canada for Brooke Credit Corporation.

The financial position and results of operations of the Canadian subsidiary are determined using local currency, Canadian dollars, as the functional currency. Assets and liabilities of the subsidiary are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the weighted average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account which is a piece of the accumulated other comprehensive income within shareholders’ equity. The amount of the gross translation adjustment included in accumulated other comprehensive income at March 31, 2006 was $150,000. The amount of the translation adjustment that was allocated to taxes was $57,000 which results in a net effect of $93,000 on accumulated other comprehensive income at March 31, 2006.

18. New Accounting Standards

On December 16, 2004, the FASB issued SFAS 123R, “Share-Based Payment.” SFAS 123R requires companies to expense the value of employee stock options and similar awards. The cost of the awards will be measured at the fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest would not be reversed if the awards expire without being exercised. When measuring fair value, companies can choose an option-pricing model like Black-Scholes or binominal models. The effective date for public companies is interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share based payment awards at a company’s adoption date. The Company adopted SFAS 123R for estimated unvested options on January 1, 2006.

In February 2006, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), an amendment of FASB Statements No. 133 and 140. The provisions of this standard allow financial instruments that have embedded derivatives to be accounted for as a whole instrument if the holder elects to account for the whole instrument on a fair value basis, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The new standard also amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, which for the Company would be fiscal year 2007. The residual interests in securitizations are freestanding instruments, not hybrid instruments, and do not contain an embedded derivative requiring separation of the derivative from the host contract. The Company does not anticipate a material effect on our consolidated financial statements by the issuance of SFAS 155.

In March 2006, the FASB issued an amendment to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The amendment was SFAS No. 156, “Accounting for Servicing of Financial Assets.” This Statement requires servicing assets and liabilities to be initially valued at fair value. This provision does not have a material impact to the Company’s financial statements, as the servicing assets and liabilities have initially been valued at fair value. In addition, this Statement permits an entity to choose to continue to amortize servicing rights in proportion to and over the period of estimated net servicing income, as currently required under SFAS 140, or report servicing rights at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. The effective date of this Statement is as of the beginning of the first fiscal year that begins after September 15, 2006, which for the Company would be fiscal year 2007. However, the Company has elected to early adopt this Statement and will continue to subsequently value servicing assets and liabilities based on the amortization method. Therefore, there is not a material impact to the financial statements.

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

Forward-Looking Information

We caution you that this report on Form 10-Q for the three-month period ended March 31, 2006 includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Among other things, these statements relate to our financial condition, results of operations and business. These forward-looking statements are generally identified by the words or phrases “would be,” “will allow,” “expect to,” “intend to,” “will continue,” “is anticipated,” “estimate,” “plan,” “may,” “believe,” “implement,” “build,” “project” or similar expressions and references to strategies or plans.

While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons. These risks and uncertainties are discussed in more detail in our annual report on Form 10-K for the fiscal year ended December 31, 2005, in our other filings with the Securities and Exchange Commission and in this section of this report and include, but are not limited to:

•	A significant part of our business strategy involves adding new franchise locations, and our failure to grow may adversely affect our business, prospects, results of operations and financial condition.

•	Our franchisees’ financial performance may adversely affect their ability to repay amounts due to us.

•	Our financial condition could be adversely affected if we are unable to fund our loans through sales to third parties.

•	We make certain assumptions regarding the profitability of our securitizations which may not prove to be accurate.

•	The value of the collateral securing our loans may be adversely affected by our borrowers’ actions.

•	Potential litigation and regulatory proceedings regarding commissions, fees, contingency payments, profit sharing and other compensation paid to brokers or agents could materially adversely affect our financial condition.

•	We are dependent on key personnel.

•	We may be required to repurchase loans sold with recourse or make payments on guarantees.

•	We may not be able to accurately report our financial results or prevent fraud if we fail to maintain an effective system of internal controls over financial reporting.

•	Efforts to comply with the Sarbanes-Oxley Act will entail significant expenditures; non-compliance with the Sarbanes-Oxley Act may adversely affect us.

•	We compete in a highly regulated industry, which may result in increased expenses or restrictions in our operations.

•	Changes in economic, political and regulatory environments, governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations) could materially adversely affect our operations and financial condition.

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

Brooke Credit Our wholly owned finance subsidiary generates most of its revenues from interest income resulting from loans held on our balance sheet in the form of inventory loans held for sale and from gains on sale of loans when they are removed from our balance sheet. Most of Brooke Credit’s loans have been made to Brooke Franchise’s franchisees, although an increasing share of loans have been made to insurance related businesses that are not franchisees, such as captive insurance agencies selling exclusively for one insurance company and funeral homes selling final expense insurance. Brooke Credit funds its loan portfolio primarily through the sale of loan participation interests to other lenders, commercial bank loans secured by loan assets and the sale of securities, backed by loan assets, to accredited investors.

Brooke Brokerage Our wholly owned subsidiary is a holding company for businesses expected to benefit from the insurance agent distribution network of Brooke Franchise and the insurance lending expertise of Brooke Credit. Brooke Brokerage’s insurance and loan brokerage subsidiary, CJD & Associates, L.L.C., generates revenues from commissions paid by insurance companies for the sale of hard-to-place and niche insurance policies on a wholesale basis through our franchise agents and other insurance agents. CJD & Associates also uses its industry contacts and expertise in insurance brokerage to broker loans for, and consult with, general insurance agencies specializing in hard-to-place insurance sales, captive insurance agencies selling exclusively for one insurance company and funeral homes.

In January 2006, we signed an agreement to acquire the capital stock of Generations Bank from Kansas City Life Insurance Company for $10.1 million. Upon approval by regulators and the satisfaction of other closing conditions, the acquisition of Generations Bank by Brooke Brokerage Corporation will permit the sale of banking services through our franchise agents and other insurance agents.

Results of Operations

Our consolidated results of operations have been significantly impacted by our expansion of territory and personnel in recent years. The following table shows income and expenses (in thousands, except percentages and per share data) for the three months ended March 31, 2006 and 2005, and the percentage change from period to period.

	Three months ended March 31, 2006	Three months ended March 31, 2005	2006 % increase (decrease) over 2005
Operating Revenues
Insurance commissions	$27,453	$23,231	18%
Interest income (net)	3,339	1,967	70
Seller consulting fees	2,181	866	152
Gain on sale of businesses	467	320	46
Initial franchise fees for basic services	5,560	3,375	65
Initial franchise fees for buyers assistance plans	1,357	2,273	(40)
Gain on sale of notes receivable	521	2,912	(82)
Insurance premiums earned	85	158	(46)
Policy fee income	138	360	(62)
Other income	85	186	(54)

Total operating revenues	41,186	35,648	16
Operating Expenses
Commission expense	19,184	15,354	25
Payroll expenses	7,318	6,864	7
Depreciation and amortization expense	514	582	(12)
Other operating expenses	7,114	6,307	13
Other operating interest expense	308	457	(33)

Total operating expenses	34,438	29,564	16
Income from operations	6,748	6,084	11
Interest expense	1,134	789	44

Income before income taxes	5,614	5,295	6
Income tax expenses	2,082	1,846	13

Net income	$3,532	$3,449	2%
Basic net income per share	$0.28	$0.36	(22)%
Diluted net income per share	$0.27	$0.34	(21)%

Operating revenue is expected to continue to increase as a result of opening new franchise locations throughout 2006. The increase in total operating revenues is primarily attributable to the expansion of our franchise operations. The increase in interest income (net), primarily resulted from increased loan origination activities, increases in the amount of loans held in inventory for eventual sale and increases in retained interest from loans sold.

Expenses are also expected to continue to increase as a result of opening new franchise locations throughout 2006. The increase of commission expense is primarily attributable to increases in insurance commissions received from insurance companies, because a share of insurance commissions is typically paid to franchisees. Payroll expenses, which include wages, salaries, payroll taxes and compensated absences expenses, and other operating expenses, which include advertising, rent, travel, lodging, office supplies and insurance expenses, increased primarily as a result of the expansion of our franchise operations. Payroll expenses, as a percentage of total operating revenue, were approximately 18% and 19%, respectively, for the three months ended March 31, 2006 and 2005. Other operating expenses, as a percentage of total operating revenue, were approximately 17% and 18%, respectively, for the three months ended March 31, 2006 and 2005.

We consider interest expense, other than line of credit, bond and debenture interest expense, to be a non-operating expense. Interest expense increased primarily as a result of increased debt to commercial banks, which was incurred primarily to capitalize our operating subsidiaries, and increased notes payable balances resulting from deferred payments to sellers of businesses acquired by us.

Net income has increased primarily because we have increased the number of new franchises and a significant share of our revenues result from initial franchise fees associated with adding new franchise locations. Initial franchise fees typically have larger profit margins than those generated by our other activities. Net income per share has decreased because an offering of common stock in August 2005 significantly increased the number of shares outstanding.

Assets are expected to continue to increase during the remainder of 2006 as a result of continued expansion and holding more loans prior to securitizing such loans in order to increase interest income. The following table shows selected assets and liabilities (in thousands, except percentages) as of March 31, 2006 and December 31, 2005, and the percentage change between those dates.

	As of March 31, 2006	As of December 31, 2005	2006 % increase (decrease) since year-end 2005
Customer receivables, net	$14,977	$10,203	47%
Notes receivable	75,541	43,941	72
Interest earned not collected on notes	1,616	1,382	17
Other receivables	1,670	1,627	3
Securities	43,409	44,682	(3)
Deferred charges	725	779	(7)
Accounts payable	9,629	7,314	32
Payable under participation agreements	16,324	10,857	50
Premiums payable	7,018	5,015	40
Debt	89,962	63,170	42

Customer receivables primarily include amounts owed to Brooke Franchise by our franchisees and increased primarily from continued expansion of our franchise operations, especially the producer development program typically associated with start up franchises. A loss allowance was established for Brooke Franchise’s credit loss exposure to these receivable balances from franchisees (See Franchise Services Segment, below).

Notes receivable include loans made by Brooke Credit to franchisees and others. Notes receivable balances vary, sometimes significantly from period to period, as a result of our decision to temporarily retain more or fewer loans in our “held for sale” loan inventory based on the funds available to us. Notes receivable balances increased as a result of increased volume of loan originations and the use of bank lines of credit. No loss allowance has been made for the notes receivable held in Brooke Credit’s loan inventory because we typically hold these assets for less than one year and, therefore, have a short-term exposure to loss, and we have experienced limited credit losses (See Lending Services Segment, below). Interest earned not collected on notes (accrued interest income) increased primarily because of the increase in the loan portfolio.

Customer receivables, notes receivables, interest earned not collected on notes and allowance for doubtful accounts are the items that comprise our accounts and notes receivable, net, as shown on our consolidated balance sheet.

Other receivables, which primarily include the estimated amounts due from franchisees for future policy cancellations, fluctuate from period to period as the result of changes in policy cancellation rate calculations.

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

The premiums payable liability category is comprised primarily of amounts due to insurance companies for premiums that are billed and collected by our franchisees. Premiums payable increased primarily from the continued expansion of our franchise operations, which resulted in an increase of premiums billed and collected by our franchisees. Premiums payable also increased from temporary fluctuations in agent billed activity.

Debt increased primarily as the result of increasing the line of credit balances for the purpose of funding increasing loan inventory balances. The line of credit balances were $26,668,000 and $8,786,000 at March 31, 2006 and December 31, 2005, respectively.

Income Taxes

For the three months ended March 31, 2006 and 2005, we incurred income tax expenses of $2,082,000 and $1,846,000, respectively, resulting in effective tax rates of 37% and 35%. As of March 31, 2006 and December 31, 2005, we had current income tax liabilities of $2,466,000 and $474,000, respectively, and deferred income tax liabilities of $5,496,000 and $5,141,000, respectively. The deferred tax liability is primarily due to the deferred recognition of revenues, for tax purposes, on loans sold until interest payments are actually received.

Analysis by Segment

Our three reportable segments are Franchise Services, Lending Services and Brokerage Services. The Franchise Services segment includes the sale of general insurance and related services to customers on a retail basis through franchisees by Brooke Franchise. The Lending Services Segment includes our lending activities through Brooke Credit. The Brokerage Segment includes the activities of Brooke Brokerage involving the sale of hard-to-place and niche insurance and the brokering of loans to other agencies that sell these kinds of insurance, captive insurance agencies and funeral homes.

Each segment is assessed a shared services expense which is an internal allocation of legal, accounting, information technology and facilities management expenses based on our estimate of usage. Segment income and expenses exclude consolidating entries and segment assets and liabilities include consolidating entries, except total assets listed in tables.

Franchise Services Segment

Financial information relating to Brooke Franchise and our Franchise Services Segment is as follows (in thousands, except percentages):

	Three months ended March 31, 2006	Three months ended March 31, 2005	2006 % increase (decrease) over 2005
Operating Revenues
Insurance commissions	$26,637	$21,494	24%
Seller consulting fees	771	866	(11)
Gain on sale of businesses	467	322	45
Initial franchise fees for basic services	5,560	3,375	65
Initial franchise fees for buyers assistance plans	1,357	2,273	(40)
Interest income	55	2	2,650
Other income	439	109	303

Total operating revenues	35,286	28,441	24
Operating Expenses
Commission expense	18,914	14,696	29
Payroll expense	5,684	4,615	23
Amortization	17	43	(60)
Other operating expenses	6,660	5,930	12

Total operating expenses	31,275	25,284	24
Income from operations	4,011	3,157	27
Interest expense	425	317	34

Income before income taxes	$3,586	$2,840	26%
Total assets (at period end)	$62,901	$47,087	34%

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

Commission expense increased because insurance commission revenues increased and franchisees are typically paid a share of insurance commission revenue. Commission expense represented approximately 71% and 68%, respectively, of Brooke Franchise’s insurance commissions for the three months ended March 31, 2006 and 2005.

Brooke Franchise sometimes retains an additional share of franchisees’ commissions as payment for franchisee optional use of Brooke Franchise’s service or sales centers. However, all such payments are applied to service center/sales center expenses and not applied to commission expense. As of March 31, 2006, Brooke Franchise had a total of 24 service centers/sales centers.

Profit sharing commissions, or Brooke Franchise’s share of insurance company profits paid by insurance companies on policies written by franchisees, were $4,177,000 for the three months ended March 31, 2006 as compared to $4,162,000 for the three months ended March 31, 2005. Profit sharing commissions represented approximately 16% and 19%, respectively, of Brooke Franchise’s insurance commissions for the three months ended March 31, 2006 and 2005. Brooke Franchise typically receives the majority of its profit sharing commissions in the first quarter. Franchisees do not receive any share of Brooke Franchises’ profit sharing commissions.

Net commission refund expense is our estimate of the amount of Brooke Franchise’s share of retail commission refunds due to policyholders resulting from future policy cancellations. As of March 31, 2006 and December 31, 2005, Brooke Franchise recorded corresponding total commission refund liabilities of $701,000 and $716,000, respectively.

Initial Franchise Fees for Basic Services A certain level of basic services is initially provided to all franchisees, whether they acquire an existing business and convert it into a Brooke franchise or whether they start up a new Brooke franchise. These basic services include services usually provided by other franchisors, including a business model, use of a registered trade name, access to suppliers and a license for an Internet-based management system. The amount of the initial franchise fees typically paid for basic services is currently $135,000 and was $125,000 for most of 2005. We expect the initial franchise fee rate for basic services to increase as demand for access to our trade name, suppliers and business model increases.

Revenues from initial franchise fees for basic services are recognized as soon as Brooke Franchise delivers the basic services to the new franchisee, such as access to insurance company contracts, access to the Company’s management contracts, and access to the Company’s brand name. Upon completion of this commitment, Brooke Franchise has no continuing obligation to the franchisee.

Prior to 2006, initial franchise fees for basic services were typically assessed once for each franchisee, even though some franchisees operated multiple locations. Beginning in 2006, an initial franchise fee for basic services is assessed for each location. A total of 49 and 38 new franchise locations were added during the three months ended March 31, 2006 and 2005, respectively. Included in new franchise locations is 1 location that the company developed and opened during the three months ended March 31, 2006 for which a franchisee has not been selected and a franchise fee not yet collected. The increase in initial franchise fees for basic services resulted from continued expansion of Brooke Franchise’s franchise operations, the increase in the amount of initial franchise fees for basic services and the change to charging initial franchise fees for basic services on a per location basis.

The following table summarizes information relating to initial franchise fees for basic services.

Summary of Initial Franchise Fees For Basic Services

and the Corresponding Number of Locations

(in thousands, except number of locations)

	Start-up Related Initial Franchise Fees for Basic Services (Locations)		Conversion Related Initial Franchise Fees for Basic Services (Locations)		Company Developed Initial Franchise Fees for Basic Services (Locations)		Total Initial Franchise Fees for Basic Services (Locations)
Three months ended March 31, 2006	$4,240	(33)	$1,320	(15)	$—	(1)	$5,560	(49)
Three months ended March 31, 2005	$1,875	(17)	$1,500	(21)	$—	(0)	$3,375	(38)

Initial Franchise Fees for Buyers Assistance Plans The amount of the total initial franchise fees for all initial services typically varies based on the level of additional assistance provided by Brooke Franchise, which is largely determined by the size of the acquisition. We typically base our initial franchise fees for buyers assistance plans on the estimated revenues of the acquired business. We allocate initial franchise fees collected in excess of the initial franchise fees for basic services to initial franchise fees for buyers assistance plans. All initial franchise fees are paid to Brooke Franchise when an acquisition closes. A significant part of Brooke Franchise’s commission growth has come from acquisitions of existing businesses that are subsequently converted into Brooke franchises.

The decrease in initial franchise fees for buyers assistance plans is primarily attributable to the increase in the amount charged for initial franchise fees for basic services, the change to charging initial franchise fees for basic services on a per location basis and establishing a cap, or maximum amount, of initial franchise fees for buyers assistance plans that is charged for each acquisition.

Brooke Franchise provides assistance regarding the acquisition and conversion of businesses such as compilation of inspection reports, operations analysis reports and written marketing plans, all of which are to be delivered to franchisees on or prior to closing. As such, Brooke Franchise performs substantially all of the buyers assistance plan services before an acquisition closes. However, a relatively small level of buyers assistance plan services are performed during the four months after acquisition, including reimbursements for advertising and training. For this reason, a relatively small portion of the initial franchise fees for buyers assistance are correspondingly deferred until the service is performed. Brooke Franchise records initial franchise fee revenues for buyers assistance plans using the percentage of completion accounting method. To reflect revenues not yet earned, we deferred $77,000 and $118,000 of initial franchise fee revenues for buyers assistance plans as of March 31, 2006 and December 31, 2005, respectively.

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

Seller Related Revenues Seller related revenues typically are generated when a business is acquired by Brooke Franchise for sale to a franchisee. Seller related revenues include consulting fees paid directly by sellers, gains on sale of businesses from deferred payments, gains on sale of businesses relating to company-owned stores, and gains on sale of businesses relating to inventory. Seller related revenues were virtually unchanged from the three months ended March 31, 2005 to the three months ended March 31, 2006. A primary aspect of Brooke Franchise’s business is the buying and selling of businesses. Therefore, all seller related revenues are considered part of normal business operations and are classified on our income statement as operating revenue.

Consulting fees. Brooke Franchise helps sellers prepare their businesses for sale by developing business profiles, tabulating revenues, sharing its document library and general sale preparation. The scope of the seller consulting engagement is largely determined by the size of the business being sold. Seller consulting fees are typically based on the transaction value, are contingent upon closing of the sales transaction, and are paid at closing. Brooke Franchise completes its consulting obligation at closing and is not required to perform any additional tasks for the seller. Therefore, seller consulting fees paid directly by sellers are recognized immediately because Brooke Franchise has no continuing obligation.

Gains on Sale of Businesses from Deferred Payments. Our business includes the buying and selling of insurance agencies and occasionally holding them in inventory. When purchasing an agency, we typically defer a portion of the purchase price, at a low or zero interest rate, to encourage the seller to assist in the transition of the agency to one of our franchisees. We carry our liability to the seller at a discount to the nominal amount we owe, to reflect the below-market interest rate. When we sell an acquired business to a franchisee (typically on the same day it is acquired), we generally sell it for the full nominal price (i.e. before the discount) paid to the seller. When the sale price of the business exceeds the carrying value, the amount in excess of the carrying value is recognized as a gain. Gains on sale resulting primarily from discounted interest rates increased $129,000, or 40%, to $451,000 in the three months ended March 31, 2006 from $322,000 in the three months ended March 31, 2005.

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

The calculation of the reduced carrying value, and the resulting gain on sale of businesses, is made by calculating the net present value of scheduled future payments to sellers at a current market interest rate. The following table provides information regarding the corresponding calculations:

Calculation of Seller Discounts Based On Reduced Carrying Values

(in thousands, except percentages and number of days)

	Beginning Principal Balance	Weighted Average Rate	Weighted Average Maturity	Interest Rate Used for Net Present Value	Full Nominal Purchase Price	Reduced Carrying Value	Gain on Sale from Deferred Payments
Three months ended March 31, 2006	$2,041	9.05%	1,467 days	9.00-9.50%	$4,926	$4,475	$451
Three months ended March 31, 2005	$2,767	7.03%	687 days	6.75-7.25%	$6,967	$6,645	$322

Gains on Sale of Businesses – Company-owned Stores. If we expect to own and operate businesses for more than one year, we consider these businesses to be company-owned stores and treat such transactions under purchase accounting principles, including booking intangible assets and recognizing the related amortization expense. By contrast, agencies purchased for resale to our franchisees (usually within one year) are carried at cost as business inventory, without the booking of intangible assets. We did not record any gains on sale resulting from the sale of company-owned stores in the three months ended March 31, 2006 and 2005.

Gains on Sale of Businesses – Inventoried Stores. As noted above, acquired businesses are typically sold on the same day as acquired for the same nominal price paid to the seller. However, this is not always the case and businesses are occasionally held in inventory. As such, gains and losses are recorded when an inventoried business is ultimately sold and carrying values of inventoried businesses are adjusted to estimated market value when market value is less than cost. Gains on sale resulting from the sale of inventoried stores were $16,000 for the three months ended March 31, 2006. No gains on sale resulting from the sale of inventoried stores for the three months ended March 31, 2005.

Income Before Income Taxes Brooke Franchise’s income before income taxes increased $746,000, or 26%, to $3,586,000 for the three months ended March 31, 2006 from $2,840,000 for the three months ended March 31, 2005. Income before taxes increased because revenues from initial franchise fees, which typically generate larger profit margins, increased.

Company-Owned Stores This discussion of company-owned stores is separated into four store types: 1) inventoried stores, 2) managed stores, 3) pending stores, and 4) developed stores. Inventoried stores include businesses purchased by Brooke Franchise for resale to franchisees. Managed stores include businesses as to which Brooke Franchise has entered into agreements with franchisees to manage stores as a result of lender collateral preservation, the disability of the franchisee, the death of the franchisee or other circumstances. Pending stores include businesses that franchisees have contracted to sell, but the transactions have not yet closed, and Brooke Franchise is managing the store to reduce the likelihood of asset deterioration prior to closing. Managed and pending stores are not recorded as an asset on Brooke Franchise’s balance sheet. However, because Brooke Franchise is entitled by agreement to the income and responsible for the expenses of the business until the agreement terminates or ownership is transferred, such income and expenses of managed and pending stores are recorded to Brooke Franchise’s income statement and we, therefore, include the business in our discussions of company-owned stores. Brooke Franchise occasionally develops business locations that have not been previously owned by a franchisee. Because the store has been developed by Brooke Franchise instead of purchased from third parties, all income and expenses associated with development and operation are recorded by Brooke Franchise as income and expenses, but an asset is not recorded on Brooke Franchise’s balance sheet.

Inventoried Stores The number of total businesses purchased into inventory during the three months ended March 31, 2006 and 2005 was 12 and 13, respectively. At March 31, 2006 and December 31, 2005, respectively, Brooke Franchise held 5 and 4 businesses in inventory with respective total balances, at the lower of cost or market, of $5,308,000 and $5,058,000. Revenues from the operation of inventoried stores for the three months ended March 31, 2006 and 2005 totaled $398,000 and $257,000, respectively. Expenses incurred in the operation of inventoried stores for the three months ended March 31, 2006 and 2005 totaled $220,000 and $139,000, respectively.

The number of businesses twice-purchased into inventory within twenty-four months is an important indicator of Brooke Franchise’s success in recruiting qualified buyers. The number of businesses twice-purchased during the three months ended March 31, 2006 and 2005 was 0 and 0, respectively. Brooke Franchise is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of businesses from its inventory.

Managed Stores At March 31, 2006 and 2005, the total number of businesses managed under contract, but not owned, by Brooke Franchise was 10 and 3, respectively. Revenues from the operation of managed stores for the three months ended March 31, 2006 and 2005 totaled $785,000 and $223,000, respectively. Operating expenses incurred by managed stores for the three months ended March 31, 2006 and 2005 totaled $585,000 and $297,000, respectively. Additionally, owner’s compensation expenses incurred by managed stores for the three months ended March 31, 2006 and 2005 totaled $352,000 and $75,000, respectively.

Pending Stores At March 31, 2006 and 2005, the total number of businesses under contract for sale and managed by Brooke Franchise pending closing of a sale was 11 and 8, respectively. Revenues from the operation of pending stores for the three months ended March 31, 2006 and 2005 totaled $120,000 and $496,000, respectively. Operating expenses incurred by pending stores for the three months ended March 31, 2006 and 2005 totaled $85,000 and $302,000, respectively. Additionally, owner’s compensation expenses incurred by pending stores for the three months ended March 31, 2006 and 2005 totaled $71,000 and $156,000, respectively.

Developed Stores At March 31, 2006 and 2005, the total number of businesses owned and under development by Brooke Franchise was 3 and 0, respectively. Revenues and expenses from developed stores for the three months ended March 31, 2006 and 2005 were not sufficient to be considered material.

Same Store Sales Revenue generation, primarily commissions from insurance sales, is an important factor in franchise financial performance and revenue generation is carefully analyzed by Brooke Franchise. Twenty-four months after initial conversion of an acquired business, Brooke Franchise considers a franchise “seasoned” and the comparison of current to prior year revenues a more reliable indicator of franchise performance. Combined same store sales of seasoned converted franchises and start up franchises for the twelve months ended March 31, 2006 and 2005 decreased 3% and 1%, respectively. The median annual revenue growth rates of seasoned converted franchises and qualifying start up franchises for the twelve months ended March 31, 2006 and 2005 were (1%) and 0%. All same store calculations exclude profit sharing commissions.

Same store sales performance has been adversely affected by the “soft” property and casualty insurance market, which is characterized by a flattening or decreasing of premiums. Our franchisees predominately sell personal lines insurance with more than 50% of our total commissions resulting from the sale of auto insurance policies. A.M. Best Company recently noted that premiums of personal lines insurance policies, especially nonstandard auto insurance, have been affected by aggressive rate action by insurance carriers.

Franchise Balances Brooke Franchise categorizes the balances owed by franchisees as either statement balances or non-statement balances. Statement balances are generally short-term and non-statement balances are generally longer term.

We believe the most accurate analysis of franchise balances occurs immediately after settlement of franchisees’ monthly statements and before any additional entries are recorded to their account. Therefore, the following discussion of franchise balances is as of the settlement date that follows the corresponding commission month.

Statement Balances Brooke Franchise assists franchisees by financing cyclical fluctuations of revenues, receivables and payables with commission advances recorded on franchisees’ monthly statements and granting temporary extensions of due dates for franchise statement balances owed by franchisees to Brooke Franchise. However, after initial conversion into its franchise system, Brooke Franchise expects franchisees’ monthly statements to be repaid in full at least once every four months. Franchise statement balances totaled $4,691,000 and $4,047,000, respectively, as of March 2006 and December 2005. Of these total franchise statement balances as of March 2006 and December 2005, Brooke Franchise identified statement balances totaling $2,764,000 and $1,859,000, respectively, which it categorizes as “watch” statement balances because the balances had not been repaid in full at least once in the previous four months.

Non-statement Balances Separate from short-term statement balances, Brooke Franchise also extends credit to franchisees for long-term producer development, including hiring and training new franchise employees, and for other reasons not related to monthly fluctuations of revenues. These longer term non-statement balances are not reflected in the short-term statement balances referenced above and totaled $4,869,000 and $3,334,000, respectively, as of March 2006 and December 2005. During the three months ending March 2006, non-statement balances increased at a faster rate than commissions primarily as a result of the increasing use of our producer development program by an increasing number of start up franchises.

Brooke Franchise’s experience indicates that producer failure is usually identified within three months of initiating a producer development program and producer failure significantly increases the likelihood of credit losses. Therefore, Brooke Franchise categorizes as “watch” balances all balances for producers who are in the first three months of development. Watch non-statement balances totaled $283,000 and $527,000 as of March 2006 and December 2005, respectively.

Allowance for Doubtful Accounts The balance of Brooke Franchise’s Allowance for Doubtful Accounts was $916,000 and $716,000, respectively, on March 31, 2006 and December 31, 2005. The amount of the Allowance for Doubtful Accounts was determined based on analysis of Brooke Franchise’s watch balances, write off experience and Brooke Franchise’s evaluation of the potential for future losses. The amount of the Allowance for Doubtful Accounts increased because management expects charges to expense to increase as the result of increasing overall franchising activity and, more specifically, producer development activity.

The following table summarizes the Allowance for Doubtful Accounts activity for the three months ended March 31, 2006 and the year ended December 31, 2005 (in thousands). Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

	Balance at beginning of year	Charges to expenses	Write off statement balances	Write off non-statement balances	Balance at end of year
Allowance for Doubtful Accounts
Year ended December 31, 2005	$575	$2,974	$1,497	$1,336	$716
Three months ended March 31, 2006	$716	$200	$—	$—	$916

Lending Services Segment

Financial information relating to Brooke Credit and our Lending Services Segment is as follows (in thousands, except percentages):

	Three months ended March 31, 2006	Three months ended March 31, 2005	2006 % increase (decrease) over 2005
Operating Revenues
Interest income	$7,948	$4,648	71%
Participating interest expense	(4,691)	(2,533)	85
Gain on sale of notes receivable	687	2,913	(76)
Other income	56	76	(26)

Total operating revenues	4,000	5,104	(22)
Operating Expenses
Other operating interest expense	308	405	(24)
Payroll expense	389	549	(29)
Amortization	183	290	(37)
Other operating expenses	1,072	542	98

Total operating expenses	1,952	1,786	9
Income from operations	2,048	3,318	(38)
Interest expense	541	226	139

Income before income taxes	$1,507	$3,092	(51)%
Total assets (at period end)	$127,794	$74,340	72%

Loan Interest

Brooke Credit typically sells most of the business loans it originates to funding institutions as participation interests and to accredited investors as asset-backed securities. Prior to either type of sale transaction, Brooke Credit typically holds these loans on its balance sheet and earns interest income from the loans. Once a sale is completed, we continue to earn interest income from that portion of the participation interest or asset-backed security we retain, in which we typically record a gain on the sale of the loan.

Interest Income Brooke Credit earns interest income during the period it holds loans on its balance sheet and from retained interests resulting from loans sold as participation interests and asset-backed securities. Interest income increased due to the larger volume of loans originated by Brooke Credit and the longer period of time that Brooke Credit held those loans on its balance sheet.

Participating Interest Expense A portion of the interest income that Brooke Credit receives on its loans is paid out to the holders of its participation interests. Payments to these holders are accounted for as participating interest expense, which is netted against interest income in the consolidated statements of operations. Participating interest expense increased primarily as a result of the increase in participation interests that were sold by Brooke Credit. Participation interest expense represented approximately 59% and 54%, respectively, of Brooke Credit’s interest income for the periods ended March 31, 2006 and 2005.

Gain on Sales of Notes Receivable When the sale of a loan is classified as a true sale pursuant to the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” gains or losses are recognized, loans are removed from the balance sheet and residual assets are recorded. We estimate the value of the residual assets by estimating the present value of the expected future cash flows from the interest and servicing spread, reduced by our estimate of credit losses and note receivable prepayments. The interest and servicing spread is the difference between the rate paid by Brooke Credit to participating lenders and investors and the rate received by Brooke Credit from borrowers. Over time, as we receive cash from the payment of interest and servicing income, we reduce the value of the residual asset by writing down the interest asset and amortizing the servicing assets.

Revenues from gain on sales of notes receivables decreased for the three-month period ended March 31, 2006, as compared to the three-month period ended March 31, 2005 primarily because Brooke Credit securitized notes receivables during the three-month period ended March 31, 2005 but did not securitize any notes receivables during the corresponding period in 2006.

When the sale is classified as a secured borrowing, no gain on sale is recognized, and the note receivable and the corresponding participation loan remain on the balance sheet.

One component of the gain on sales of notes receivable is the gain associated with our ongoing servicing responsibilities. When the sale of a loan participation interest is accounted for as a true sale, Brooke Credit retains servicing responsibilities for which it typically receives annual servicing fees ranging from 0.25% to 1.375% of the outstanding balance. A gain or loss is recognized immediately upon the sale of a loan participation based on whether the annual servicing fees are greater or less than the cost of servicing, which is estimated at 0.25% of the outstanding loan balance. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of servicing expenses and prepayment assumptions. For the three months ended March 31, 2006 and 2005, the net gains from loan servicing totaled $599,000 and $1,000, respectively, which consisted of gains from servicing benefits. The increase in net gains from loan servicing benefits is primarily the result of increased loan originations and loan participation sales.

In a true sale, Brooke Credit also records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the interest spread on the underlying loans sold, net of prepayment and credit loss assumptions. This spread is typically approximately 1.75% for participation loans and approximately 3.25% for securitized loan pools. For the three months ended March 31, 2006 and 2005, the net gains from interest benefits totaled $88,000 and $2,912,000 respectively, which included gross gains from interest benefits of $658,000 and $3,276,000, respectively, and losses from write downs of retained interest asset to fair market value of $570,000 and $364,000. The decrease in net gains from interest benefits in 2006 is primarily the result of securitization of notes receivables during the three-month period ended March 31, 2005 and no securitization of notes receivables during the corresponding period in 2006.

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

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed-Rate Stratum)
Prepayment speed*	10.00%	8.00%
Weighted average life	145 months	48 months
Expected credit losses*	0.50%	0.21%
Discount Rate*	11.00%	11.00%

*	Annual rates

During the fourth quarter 2005 the discount rate assumption was changed from 8.50% to 11.00%. Several factors were considered when determining the discount rate. As a starting point for analyzing this assumption, a range of the risk free rate was used to determine a base discount rate. This base discount rate was then adjusted for various risk characteristics associated with the sold loans.

The most significant impact from the sale of loan participations and asset-backed securities has been the removal of loans from Brooke Credit’s balance sheet that Brooke Credit continues to service. As of March 31, 2006 and December 31, 2005, the balances of those off-balance sheet assets totaled $242,090,000 and $233,473,000, respectively. The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio and the resulting sale of loan participations and asset-backed securities.

Loan Servicing Assets and Liabilities When we recognize non-cash gains for the servicing benefits of loan participation sales, we book that amount as a loan servicing asset on our balance sheet. This amount is equal to our estimate of the present value of future cash flows resulting from the servicing spread. We recognize such assets only when the income allocated to our servicing responsibilities exceeds our cost of servicing, which we typically estimate at 0.25% of the loan value being serviced. Components of the servicing asset as of March 31, 2006 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$6,195
Less:
Servicing Expense	(1,154)
Discount to present value	(2,014)

Carrying Value of Retained Servicing Interest in Loan Participations	$3,027

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows was recorded as a servicing liability. Components of the servicing liability as of March 31, 2006 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$0
Less:
Servicing expense	47
Discount to present value	(16)

Carrying Value of Retained Servicing Liability in Loan Participations	$31

Loan Participations-Interest-Only Strip Receivable Asset To the extent that the difference between the rate paid by Brooke Credit to participating lenders and investors and the rate received by Brooke Credit from borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, Brooke Credit recognizes a non-cash asset, called an “Interest-Only Strip Receivable Asset,” on its balance sheet. This amount is equal to our estimate of the present value of expected future cash flows resulting from this interest spread, net of credit loss and prepayment assumptions. Components of the interest receivable asset as of March 31, 2006 were as follows (in thousands):

Estimated cash flows from interest income	$2,703
Less:
Estimated credit losses*	(77)
Discount to present value	(712)

Carrying Value of Retained Interest in Loan Participations	$1,914

*	Estimated credit losses from liability on sold recourse loans with balances totaling $3,751,000 as of March 31, 2006. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Securitization-Interest Receivable Asset The terms of Brooke Credit’s securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. Brooke Credit retains ownership of the resulting subordinate interest in the loan pool and has historically borrowed money from commercial banks to fund this investment. Additionally, Brooke Credit recognizes a non-cash gain from subordinate interest spread in the securitization cash flow, which is not sold to outside investors and is retained by us. Brooke Credit, therefore, retains a credit exposure in each loan pool. Brooke Credit Corporation’s subordinate interest and retained interest benefit results in a non-cash asset which is included within “Securities” on our balance sheet. As of March 31, 2006, $43,407,000 of the securities resulted from retained interest in securitizations. The fair value of these securities is comprised of the subordinate or equity interest in the securitized loan pools totaling $32,719,000 and the interest-only strip receivable asset, evidencing retained interest benefits, totaling $10,688,000. As of March 31, 2006, Brooke Credit had outstanding loans of $17,714,000 from commercial banks the proceeds of which were used to fund its equity interest in the securitized loan pools.

Components of the interest receivable portion of securities as of March 31, 2006 were as follows (in thousands):

Estimated cash flows from interest income	$20,282
Less:
Estimated credit losses	(2,560)
Discount to present value	(7,034)

Carrying Value of Interest Receivable Portion of Securities	$10,688

Other Operating Expenses The increase in other operating expenses for the three-month period ended March 31, 2006 compared to the corresponding period in 2005 is primarily attributable to an increase in fees paid to consultants for assistance in monitoring borrower performance, advising borrowers and otherwise assisting Brooke Credit in the preservation of collateral and improvement of borrower financial performance. These collateral preservation fees increased to $957,000 in the three months ended March 31, 2006 from $80,000 in the three months ended March 31, 2005.

Income Before Income Taxes Brooke Credit’s income before income taxes decreased for the three month period ended March 31, 2006, as compared to the three month period ended March 31, 2005 primarily because Brooke Credit securitized notes receivables during the first quarter of 2005, but did not securitize notes receivables during the first quarter of 2006 resulting in a significant decrease in revenues from gains on sale of notes receivable.

Loan Quality

No amounts of recourse loans and $108,000 of loans associated with securitizations were charged off during the three months ended March 31, 2006 and no such loans were delinquent 30 days or more as of March 31, 2006. The favorable performance is primarily because loan payments generally are deducted from commissions received by Brooke Franchise prior to payment of commissions to the borrower and most other creditors. We believe that credit problems on recourse and securitized loans are more likely to be identified when Brooke Franchise collects franchisees’ monthly statement account balances than by monitoring Brooke Credit’s loan delinquencies. In addition to the direct commission loan payments that occur on a significant portion of the loan portfolio, Brooke Credit uses franchisors and other industry consultants to perform collateral preservation services. These services assist the lender in monitoring borrower performance, advising borrowers and otherwise assisting Brooke Credit in the preservation of collateral and improvement of borrower financial performance.

The terms of Brooke Credit’s securitizations (and a collateral preservation measure) require that payments on the pool of loan assets that back the securities sold to investors be paid from commissions received by Brooke Franchise prior to payment of commissions to the borrower and to most other creditors. As a result, we believe that our primary credit exposure generally results from Brooke Franchise’s collection of monthly franchisees’ statement balances rather than from loan defaults to Brooke Credit. Although we believe that credit loss exposure is limited on securitized loans and loan participations sold with recourse, Brooke Credit has reduced its expected retained interest associated with these loans by approximately $2,637,000 as of March 31, 2006 to allow for credit losses, which reduced the amount of gain on sale revenue recognized at the time of each loan sale and resulted in a reduction of the carrying value of the corresponding asset on Brooke Credit’s balance sheet. Other than these reductions in asset totals, Brooke Credit has not established a separate credit loss reserve.

Inventoried loans totaled $75,541,000 and $43,941,000, respectively, at March 31, 2006 and December 31, 2005 of which $581,000 and $627,000, respectively, were delinquent 60 days or more.

Perhaps a greater risk to Brooke Credit is the indirect exposure to credit losses that may be incurred by participating lenders and loan pool investors. Even if Brooke Credit does not bear any risk of direct credit losses, if losses by participating lenders and loan pool investors reach unacceptable levels, then Brooke Credit may not be able to sell loans in the future. Our business model requires access to funding sources to originate new loans, so the inability to sell loans would have a significant adverse effect on Brooke Credit.

Brokerage Segment

Financial information relating to Brooke Brokerage and our Brokerage Segment is as follows (in thousands, except percentages):

	Three months ended March 31, 2006	Three months ended March 31, 2005	2006 % increase (decrease) over 2005
Operating Revenues
Insurance commissions	$816	$1,737	(53)%
Policy fee income	138	360	(62)
Insurance premiums earned	—	158	—
Interest income	4	34	(88)
Consulting fees	1,410	—	—
Other income	359	57	530

Total operating revenues	2,727	2,346	16
Operating Expenses
Commission expense	270	658	(59)
Payroll expense	472	964	(51)
Depreciation and amortization	107	123	(13)
Other operating expenses	887	538	65

Total operating expenses	1,736	2,283	(24)
Income from operations	991	63	1,473
Interest expense	39	85	(54)

Income before income taxes	$952	$(22)
Total assets (at period end)	$10,256	$13,655	(25)%

Insurance Brokerage Insurance commission revenues, policy fee revenues, commission expense and payroll expense decreased primarily as the result of the sale of the Texas All Risk General Agency in November 2005. Brooke Brokerage, through its wholly owned subsidiary CJD & Associates, L.L.C., continues to conduct insurance brokerage activities at its Overland Park, Kansas and Omaha, Nebraska underwriting offices under the Davidson-Babcock trade name. Insurance commissions for Davidson-Babcock decreased $19,000, or 2%, to $816,000 for the three months ended March 31, 2006 from $835,000 for the three months ended March 31, 2005.

Profit sharing commissions represented approximately 14% and 18%, respectively, of Brooke Brokerage’s insurance commissions for the three months ended March 31, 2006 and 2005.

Commission expense represented approximately 33% and 38%, respectively, of Brooke Brokerage’s insurance commissions revenue for the three months ended March 31, 2006 and 2005. Policy fee income represented approximately 17% and 21%, respectively, of Brooke Brokerage’s insurance commissions for the three months ended March 31, 2006 and 2005.

Net commission refund expense is our estimate of the amount of Brooke Brokerage’s share of wholesale commission refunds due to policyholders resulting from future policy cancellations. As of March 31, 2006 and December 31, 2005, Brooke Brokerage recorded corresponding total commission refund liabilities of $93,000 and $86,000, respectively.

For the three months ended March 31, 2006, Brooke Brokerage did not receive revenues from insurance premiums and did not incur expenses from insurance losses because it sold its captive insurance subsidiaries, The DB Group, Ltd. and DB Indemnity Ltd., to a sister company, Brooke Investments, Inc., in December 2005. Brooke Brokerage continues to manage the captives on behalf of Brooke Investments, for which it receives commissions and policy fees. The DB Group insures a portion of Brooke Franchise’s professional liability exposure and had a policy in force on March 31, 2006 that provided $5,000,000 of excess liability coverage. DB Indemnity issues financial guarantee policies to Brooke Credit and had policies in force on March 31, 2006 covering principal loan balances totaling $63,987,000.

Loan Brokerage Beginning in November 2005, Brooke Brokerage, through its wholly owned subsidiary CJD & Associates, L.L.C., began using its industry contacts and expertise in insurance brokerage to broker loans for, and consult with, general insurance agencies specializing in hard-to-place insurance sales, captive insurance agencies selling exclusively for one insurance company and funeral homes selling final expense insurance. A growing emphasis on loan brokerage in 2006 is expected to result in an increase in consulting fees. Correspondingly, expenses for the referral of loan brokering prospects are also expected to increase throughout 2006

Income Before Income Taxes Brooke Brokerage’s income before income taxes increased during the three months ended March 31, 2006, as compared to the three-month period ended March 31, 2005, primarily as the result of its loan brokering activity and the associated increase in revenues from consulting fees.

Liquidity and Capital Resources

Our cash and cash equivalents were $15,098,000 as of March 31, 2006, an increase of $2,777,000 from the $12,321,000 balance at December 31, 2005. During the first quarter of 2006, net cash of $1,582,000 was used by operating activities which primarily resulted from an increase in notes receivable prior to an expected securitization later in 2006. Net cash of $5,142,000 was provided by financing activities which primarily resulted from debt advances of $11,650,000.

Our cash and cash equivalents were $20,582,000 as of March 31, 2005, an increase of $821,000 from the $19,761,000 balance at December 31, 2004. During the first quarter of 2005, net cash of $23,319,000 was provided by operating activities which primarily resulted from a $15,192,000 decrease in notes receivables from the sale and securitization of loans. Net cash of $9,704,000 was used by investing activities, which primarily resulted from a $9,043,000 purchase of securities related to securitization of notes receivables. Net cash of $12,794,000 was used by financing activities, which primarily resulted from a $25,700,000 payment on bank loans with proceeds from the sale and securitization of loans.

Our current ratios (current assets to current liabilities) were 1.60 and 2.08, respectively, as of March 31, 2006 and December 31, 2005. Current assets exceeded current liabilities by approximately the same amounts at March 31, 2006 and 2005, however the corresponding current ratio decreased because the amounts of total current assets and total current liabilities increased.

Our current ratios were 1.68 and 1.49, respectively, as of March 31, 2005 and December 31, 2004. This increase in current ratios primarily resulted from the issuance of long-term debt for the purchase of investment securities related to the securitization of notes receivable during the first quarter of 2005. Our current ratio will be adversely affected if business inventory increases, seller loan balances are prepaid, or additional notes are retained in our portfolio.

The capital and loan funding needs of Brooke Credit continue to be largely met through loan participation sales, asset-backed securitizations and bank lines of credit. Brooke Credit continues to expect its loan portfolio to increase in 2006. To fund this anticipated loan growth in 2006, Brooke Credit has considered both equity and debt alternatives to fund collateral margin requirements of bank lines of credit, fund increases in loan inventory or fund purchases of securities associated with loan securitizations. Brooke Credit anticipates that it will offer in 2006 long-term debt securities in lieu of equity securities to outside investors for these purposes. If required for Brooke Credit to maintain or improve capital-to-asset ratios, Brooke Corporation may make equity contributions to Brooke Credit in 2006 totaling $5,000,000 to $10,000,000. Such contributions would likely be funded through the issuance by Brooke Corporation of long-term debt or preferred equity.

Subject to the uncertainties associated with Brooke Credit’s use of loan participation sales, asset-backed securitizations and bank lines of credit for funding needs and other possible funding sources noted above, we believe that our existing cash, cash equivalents and funds generated from operating, investing and financing activities will be sufficient to satisfy our normal financial needs. Additionally, we believe that funds generated from future operating, investing and financing activities will be sufficient to satisfy our future financing needs, including the required annual principal payments of our long-term debt and any future tax liabilities.

Capital Commitments

The following summarizes our contractual obligations as of March 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term borrowings	$41,603	$41,603	$—	$—	$—
Long-term debt	47,804	18,438	19,196	6,996	3,174
Interest payments*	11,512	5,407	3,910	1,261	934
Operating leases (facilities)	11,149	4,128	5,809	1,212	—
Capital leases (facilities)	555	80	175	195	105
Other contractual commitments**	1,300	909	391	—	—

Total	$113,923	$70,565	$29,481	$9,664	$4,213

*	Includes interest on short-term and long-term borrowings. For additional information on the debt associated with these interest payments see footnotes 4 and 5 to our consolidated financial statements.

**	Projected future purchase price payments due to sellers of CJD & Associates, L.L.C. that are contingent on future revenues. For additional information, see footnote 16 to our consolidated financial statements.

Our principal capital commitments consist of bank lines of credit, term loans, deferred payments to business sellers and obligations under leases for our facilities. We have entered into enforceable, legally binding agreements that specify all significant terms with respect to the contractual commitment amounts in the table above.

Critical Accounting Policies

Our established accounting policies are summarized in footnotes 1 and 2 to our consolidated financial statements for the three month periods ended March 31, 2006 and 2005. As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with Generally Accepted Accounting Principles.

We believe that the following accounting policies are critical. These accounting policies are more fully explained in the referenced footnote 1 to our consolidated financial statements.

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. The following discussions summarize how we identify critical accounting estimates, the historical accuracy of these estimates, sensitivity to changes in key assumptions, and the likelihood of changes in the future. The following discussions also indicate the uncertainties in applying these critical accounting estimates and the related variability that is likely to result during the remainder of 2006.

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

An estimate of franchisees’ shares of undistributed commissions is made based on historical rates of commission payout, management’s experience and the trends in actual and forecasted commission payout rates. Although commission payout rates will vary, we do not expect significant variances from year to year. We regularly analyze and, if necessary, immediately change the estimated commission payout rates based on the actual average commission payout rates. The commission payout rate used in 2006 to estimate franchisees’ share of undistributed commissions was 80% and the actual average commission payout rate to franchisees (net of profit sharing commissions) was 84% for the three-month period ended March 31, 2006. We believe that these estimates will not change substantially during the remainder of 2006.

Allowance for Doubtful Accounts Our allowance for doubtful accounts is comprised primarily of allowance for estimated losses related to amounts owed to us by franchisees for short-term credit advances, which are recorded as monthly statement balances, and longer-term credit advances, which are recorded as non-statement balances. Losses from advances to franchisees are estimated by analyzing all advances recorded to franchise statements that had not been repaid within the previous four months; all advances recorded as non-statement balances for producers who are in the first three months of development, total franchise statement balances; total non-statement balances; historical loss rates; loss rate trends; potential for recoveries; and management’s experience. Loss rates will vary and significant growth in our franchise network could accelerate those variances. The effect of any such variances can be significant. The estimated allowance for doubtful accounts as of March 31, 2006 was $916,000. The estimated allowance was approximately 52% of the actual amount of losses from advances made to franchisees for the twelve months ended March 31, 2006, approximately 10% of the actual total combined franchise statement and non-statement balances as of March 2006, and approximately 30% of the actual combined advances recorded to franchise statements that had not been repaid during the four-month period ending March 2006 and recorded as non-statement balances for producers in the first three months of development. We believe that this estimate will increase during 2006 primarily as a result of our growing franchise operations and increased emphasis on producer development for start up franchises.

Unearned Initial Franchise Fees for Buyers Assistance Plans Services The initial franchise fees that we collect are typically allocated between basic services (for access to our trade-name, suppliers, business model and management system) and buyers assistance plan services (for consulting tasks such as inspection reports, operations analysis and marketing plan development). The initial franchise fees allocated to buyers assistance plan services are recognized as revenues when the individual consulting task is completed which requires that we estimate how much of the initial franchise fees for buyers assistance plan services are attributable to each consulting task. To make these estimates we analyze: the time required to complete the task; the level of expertise required to complete the task; the value of the task to the franchisee; and, management’s experience. Although the amounts of the initial franchise fees allocated are sometimes significant, the effect of variances on our results have not been significant, because most of the consulting tasks are completed prior to payment of the initial franchise fees at closing and all remaining consulting tasks are completed by the end of the four-month term of the buyers assistance plan consulting agreement. We believe that these estimates will not change substantially during the remainder of 2006.

Discount, Prepayment and Credit Loss Rates Used to Record Loan Participation Sales and Asset-Backed Securities Sales We regularly sell the loans that we originate to banks and finance companies. Accounting for the sale of loan participations and loan securitizations and the subsequent tests for impairment are summarized in footnote 2 to our consolidated financial statements.

Loan participations and loan securitizations represent the transfer of notes receivable, by sale, to “participating” lenders or special purpose entities. The fair value of retained interests and servicing assets resulting from the transferred loans are recorded in accordance with the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We typically estimate fair value based on the present value of future expected cash flows which requires us to make assumptions about credit losses, prepayment speed and discount rates. Most of our loans are adjustable rate loans on which in 2006 we assumed credit losses of 0.50% each year, prepayment speeds of 10.00% each year and a discount rate of 11.00%. These assumptions are made based on historical comparisons, management’s experience and the trends in actual and forecasted portfolio prepayment speeds, portfolio credit losses, risk free interest rates and market interest rates. We regularly analyze the accuracy of our assumptions of prepayment speeds, credit losses and discount rate and make changes when necessary. We believe that changes to these assumptions are unlikely during the remainder of 2006.

As of December 31, 2005, we tested retained interests for impairment and the resulting analysis of prepayments speeds and credit losses for the various loan pools indicated that our assumptions were historically accurate. The effect of variances can be significant and the impact of changes in these estimates is more specifically described in footnote 2.

Amortization and Useful Lives We acquire insurance agencies and other businesses that we intend to hold for more than one year. We record these acquisitions as Amortizable Intangible Assets. Accounting for Amortizable Intangible Assets, and the subsequent tests for impairment are summarized in footnote 1(g). The rates of amortization of Amortizable Intangible Assets are based on our estimate of the useful lives of the renewal rights of customer and insurance contracts purchased. We estimate the useful lives of these assets based on: historical renewal rights information; management’s experience; industry standards; and trends in actual and forecasted commission payout rates. The rates of amortization are calculated on an accelerated method (150% declining balance) based on a 15-year life. As of December 31, 2005, we tested amortizable intangible assets for impairment and the resulting analysis indicated that our assumptions were historically accurate and that the useful lives of these assets exceeded the amortization rate. The amortizable intangible assets have a relatively stable life and, unless unforeseen circumstances occur, the life is not expected to change in the future. Because of the relatively large remaining asset balance, changes in our estimates could significantly impact our results. We believe that these estimates will not change during the remainder of 2006.

The rates of amortization of Servicing Assets are based on our estimate of repayment rates, and the resulting estimated maturity dates, of the loans that we service. Loan repayment rates are determined using assumptions about credit losses, prepayment speed and discount rates as outlined in the discussion above about the fair values of servicing assets. As of December 31, 2005, an analysis of prepayments speeds and credit losses indicated that our assumptions were historically accurate and the maturity date estimates were reasonable. Although significant changes in estimates are not expected, because of the relatively large remaining asset balance, changes in our estimates that significantly shorten the estimated maturity dates could significantly impact our results. We believe that these estimates will not change during the remainder of 2006.

Loan Origination Expenses Brooke Credit typically sells loans soon after origination and retains responsibility for loan servicing. However, most of Brooke Credit’s operating expenses are associated with loan origination. We analyze our lending activities to estimate how much of Brooke Credit’s operating expenses should be allocated to loan origination activities and, therefore, matched, or offset, with the corresponding loan origination fees collected from borrowers at loan closing. The estimated allocations of payroll and operating expenses to loan origination activities are based on: management’s observations and experience; job descriptions and other employment records; and payroll records. Although not expected, significant changes in our estimate of expense allocations could significantly impact our results because loan fees amounts are significant to us. Due to economies of scale, loan origination fees may exceed loan origination expenses during 2006, which could require us to defer the net origination fees until such time as the loans are sold.

Income Tax Expense An estimate of income tax expense is based primarily on historical rates of actual income tax payments. The estimated effective income tax rate used in 2006 to calculate income tax expense was 37%. Although not expected, significant changes in our estimated tax rate could significantly impact our results. We believe this estimate will not change significantly during the remainder of 2006.

Revenue Recognition Policies Revenue recognition is summarized in footnote 1(e) to our consolidated financial statements.

With respect to the previously described critical accounting policies, we believe that the application of judgments and assumptions is consistently applied and produces financial information which fairly depicts the results of operations for all years presented.

Off Balance Sheet Arrangements

In General There have been no material changes in our off balance sheet financing arrangements from those reported at December 31, 2005 in our annual report on Form 10-K.

Proposed Accounting Changes In August 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft which amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This exposure drafts seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. Our current off-balance sheet securitizations in our Lending Services segment could be required to be consolidated in our financial statements based on the provisions of the exposure draft. We will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the securitizations to continue to derecognize loans transferred to the securitization special purpose entities. At March 31, 2006, the securitization special purpose entities held loans totaling $135 million, which we could be required to consolidate into our financial statements under the provisions of this exposure draft. The final standard for this exposure draft is scheduled to be issued in the second quarter of calendar year 2006.

Recently Issued Accounting Pronouncements

See footnote 18 to our consolidated financial statements for a discussion of the effects of the adoption of new accounting standards.

Related Party Transactions

See footnote 10 to our consolidated financial statements for information about related party transactions.

Impact of Inflation and General Economic Conditions

There have been no material changes from the impact reported at December 31, 2005 in our Annual Report on Form 10-K.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or the notes thereto.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risks from those reported at December 31, 2005 in our Annual Report on Form 10-K.

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

Date: April 26, 2006	BROOKE CORPORATION

	By:	/s/ ROBERT D. ORR
Robert D. Orr,
Chief Executive Officer

	By:	/s/ LELAND G. ORR
Leland G. Orr,
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

[1]	Filed herewith.