Form 10-Q
period 2006-06-30
BROOKE CORP
filed 2006-07-26
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

As of June 30, 2006, there were 12,521,606 shares of the registrant’s sole class of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Brooke Corporation

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

ASSETS

	June 30, 2006	December 31, 2005
Current Assets
Cash	$16,734	$12,321
Restricted cash	742	619
Accounts and notes receivable, net	141,094	55,526
Income tax receivable	791	830
Other receivables	1,404	1,627
Securities	40,229	44,682
Interest-only strip receivable	2,781	1,412
Deposits	557	467
Prepaid expenses	777	435

Total Current Assets	205,109	117,919

Investment in Businesses	2,128	5,058

Property and Equipment
Cost	11,606	7,487
Less: Accumulated depreciation	(2,780)	(2,333)

Net Property and Equipment	8,826	5,154

Other Assets
Amortizable intangible assets	4,868	4,532
Less: Accumulated amortization	(1,664)	(1,431)
Contract database	269	341
Servicing asset	3,882	2,650
Deferred charges	782	779

Net Other Assets	8,137	6,871

Total Assets	$224,200	$135,002

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2006	December 31, 2005
Current Liabilities
Accounts payable	$9,512	$7,314
Premiums payable to insurance companies	6,251	5,015
Payable under participation agreements	22,158	10,857
Accrued commission refunds	825	802
Unearned insurance premiums	1,465	734
Income tax payable	3,760	474
Deferred income tax payable	1,111	1,564
Short-term debt	73,953	12,500
Current maturities of long-term debt	30,097	17,405

Total Current Liabilities	149,132	56,665
Non-current Liabilities
Deferred income tax payable	4,583	3,577
Servicing liability	29	34
Long-term debt less current maturities	26,515	33,265

Total Liabilities	180,259	93,541

Stockholders’ Equity
Common stock, $.01 par value, 99,500,000 shares authorized, 12,521,606 and 12,443,548 shares issued and outstanding	125	124
Preferred stock series 2002 and 2002A, $25 par value, 110,000 shares authorized, 49,667 shares issued outstanding	1,242	1,242
Preferred stock series 2002B, $32 par value, 34,375 authorized, 24,331 shares issued and outstanding	779	779
Additional paid-in capital	36,062	35,819
Retained earnings	5,066	3,015
Accumulated other comprehensive income	667	482

Total Stockholders’ Equity	43,941	41,461

Total Liabilities and Stockholders’ Equity	$224,200	$135,002

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Operations

UNAUDITED

(in thousands, except per share data)

	For three months Ended June 30, 2006	For three months Ended June 30, 2005
Operating Revenues
Insurance commissions	$25,386	$20,711
Interest income (net)	4,492	2,144
Seller consulting fees	1,725	1,636
Gain on sale of businesses	2,414	537
Initial franchise fees for basic services	8,495	4,750
Initial franchise fees for buyer assistance plans	1,175	2,983
Gain on sale of notes receivable	1,371	(21)
Insurance premiums earned	74	62
Policy fee income	166	433
Other income	267	164

Total Operating Revenues	45,565	33,399

Operating Expenses
Commissions expense	20,455	16,602
Payroll expense	7,473	7,085
Depreciation and amortization	608	555
Other operating expenses	10,255	4,517
Other operating interest expense	705	301

Total Operating Expenses	39,496	29,060

Income from Operations	6,069	4,339

Other Expenses
Interest expense	1,461	1,011

Total Other Expenses	1,461	1,011

Income Before Income Taxes	4,608	3,328
Income tax expense	1,697	1,331

Net Income	$2,911	$1,997

Net Income per Share:
Basic	$0.23	$0.21
Diluted	$0.22	$0.20

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Operations

UNAUDITED

(in thousands, except per share data)

	For six months Ended June 30, 2006	For six months Ended June 30, 2005
Operating Revenues
Insurance commissions	$52,839	$43,942
Interest income (net)	7,831	4,111
Seller consulting fees	3,906	2,502
Gain on sale of businesses	2,881	857
Initial franchise fees for basic services	14,055	8,125
Initial franchise fees for buyer assistance plans	2,532	5,256
Gain on sale of notes receivable	1,892	2,891
Insurance premiums earned	159	220
Policy fee income	304	793
Other income	352	350

Total Operating Revenues	86,751	69,047

Operating Expenses
Commissions expense	39,639	31,956
Payroll expense	14,791	13,949
Depreciation and amortization	1,122	1,137
Other operating expenses	17,369	10,824
Other operating interest expense	1,013	758

Total Operating Expenses	73,934	58,624

Income from Operations	12,817	10,423

Other Expenses
Interest expense	2,595	1,800

Total Other Expenses	2,595	1,800

Income Before Income Taxes	10,222	8,623
Income tax expense	3,779	3,177

Net Income	$6,443	$5,446

Net Income per Share:
Basic	$0.51	$0.57
Diluted	$0.50	$0.54

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity

UNAUDITED

(in thousands, except common shares)

	Common Shares	Common Stock	Preferred Stock	Additional Paid- In Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
Balances, December 31, 2004	9,381,518	$94	$2,021	$4,677	$43	$501	$7,336
Dividends paid					(6,733)		(6,733)
Equity issuance from stock options	187,030	1		713			714
Equity issuance	2,875,000	29		30,429			30,458
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes						(19)	(19)
Net income					9,705		9,705

Total comprehensive income							9,686

Balances, December 31, 2005	12,443,548	$124	$2,021	$35,819	$3,015	$482	$41,461

Dividends paid					(4,392)		(4,392)
Equity issuance from stock options	78,058	1		243			244
Equity issuance
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes						68	68
Currency translation adjustment, net of income taxes						117	117
Net income					6,443		6,443

Total comprehensive income							6,628

Balances, June 30, 2006	12,521,606	$125	$2,021	$36,062	$5,066	$667	$43,941

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Cash Flows

UNAUDITED

(in thousands)

	For six months Ended June 30, 2006	For six months Ended June 30, 2005
Cash flows from operating activities:
Net income	$6,443	$5,446
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	500	413
Amortization	622	724
Gain on sale of businesses	(2,881)	(857)
Deferred income tax expense	493	1,048
Gain on sale of notes receivable	(1,892)	(2,891)
Purchase of business inventory provided by sellers	10,456	8,736
(Increase) decrease in assets:
Accounts and notes receivable	(85,568)	(22,040)
Other receivables	262	(1,271)
Prepaid expenses and other assets	(432)	(492)
Business inventory	2,930	(754)
Increase (decrease) in liabilities:
Accounts and expenses payable	2,198	722
Other liabilities	62,419	13,531

Net cash provided by (used in) operating activities	(4,450)	2,315

Cash flows from investing activities:
Cash payments for securities	—	(9,043)
Cash payments for property and equipment	(2,632)	(732)
Purchase of subsidiary and business assets	—	(845)

Net cash used in investing activities	(2,632)	(10,620)

Cash flows from financing activities:
Dividends paid	(4,344)	(3,123)
Cash proceeds from common stock issuance	244	463
Loan proceeds on debt	11,588	15,465
Payments on bond maturities	(40)	(35)
Advances and payments on short-term borrowing	8,736	3,714
Payments on long-term debt	(4,689)	(13,459)

Net cash provided by financing activities	11,495	3,025

Net increase (decrease) in cash and cash equivalents	4,413	(5,280)
Cash and cash equivalents, beginning of period	12,321	19,761

Cash and cash equivalents, end of period	$16,734	$14,481

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

1. Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements, the accompanying notes to these financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations include the accounts of the Company and its subsidiaries, except for the following qualifying special purpose entities: Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Capital Company, LLC, Brooke Securitization Company 2004A, LLC, Brooke Securitization Company V, LLC and Brooke Securitization Company 2006-1, LLC. These qualifying special purpose entities were formed for the sole purpose of acquiring loans in connection with the securitization of agency loans. Each is treated as its own separate and distinct entity. Qualifying special purpose entities are specifically excluded from consolidation under FIN 46.

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2006 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

Significant intercompany accounts and transactions have been eliminated in the consolidation of the financial statements.

A complete summary of significant accounting policies is included in footnote 1 to the audited consolidated financial statements included in the Company’s 2005 Form 10-K.

(b) Organizational Changes

Brooke Securitization Company 2006-1, LLC was formed during April 2006 to be the true sale purchaser of Brooke Credit Corporation loans and will be the issuer of certain floating rate asset-backed notes in connection with the anticipated 2006-1 securitization.

(c) Use of Accounting Estimates

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

(d) Allowance for Doubtful Accounts

The Company estimates that a certain level of accounts receivable, primarily franchisee account balances, will be uncollectible; therefore, an allowance has been recognized for uncollectible amounts. The Company’s franchise subsidiary established allowances of $1,266,000 at June 30, 2006 and $716,000 at December 31, 2005, respectively, against commission advance amounts owed by franchisees. The Company’s franchise subsidiary regularly assists its franchisees by providing commission advances during months when commissions are less than expected, but expects repayment of all such advances within four months. At June 30, 2006, the amount of allowance was determined after specific analysis of all franchise advances classified as “watch” status.

The following schedule entitled “Valuation and Qualifying Accounts” summarizes the Allowance for Doubtful Accounts activity for the periods ended June 30, 2006 and December 31, 2005 (in thousands). Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charges to Expenses	Write Offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2005	$575	$2,974	$2,833	$716
Period ended June 30, 2006	$716	$1,368	$818	$1,266

The Company does not accrue interest on loans that are 90 days or more delinquent and payments received on all such loans are applied to principal. Loans and accounts receivables are written off when management determines that collection is unlikely. This determination is made based on management’s experience and evaluation of the debtor’s creditworthiness.

(e) Revenue Recognition

Commissions. The Company has estimated and accrued a liability for commission refunds of $825,000 and $802,000 at June 30, 2006 and December 31, 2005, respectively.

(f) Amortizable Intangible Assets

Amortization was $233,000 and $167,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

In connection with the Company’s acquisition of 100% of the outstanding ownership interests of CJD & Associates, L.L.C., additional payments of the purchase price have been made in the amount of $2,038,000 since the initial purchase in July of 2002 and recorded as Amortizable Intangible Assets.

As a result of the acquisition of CJD & Associates, L.L.C. on July 1, 2002, the Company recorded additional Amortizable Intangible Assets of $55,000 (net of accumulated amortization of $140,000).

(g) Investment in Businesses

The number of businesses purchased to hold in inventory for sale for the six-month periods ended June 30, 2006 and 2005 was 26 and 38, respectively. Correspondingly, the number of businesses sold from inventory for the six-month periods ended June 30, 2006 and 2005 was 28 and 39, respectively. At June 30, 2006 and December 31, 2005, the “Investment in Businesses” inventory consisted of 2 businesses and 4 businesses, respectively, with fair market values totaling $2,128,000 and $5,058,000, respectively.

(h) Deferred Charges

Net of amortization, the balance of all prepaid expenses associated with the lines of credit at June 30, 2006 and December 31, 2005 was $732,000 and $779,000, respectively. There was an additional $60,000 in deferred charges, during the second quarter of 2006, associated with an anticipated line of credit with a financial institution for the purpose of originating loans by Brooke Credit Corporation.

Deferred charges also include fees of $50,000 paid to an underwriter in connection with an expected Brooke Credit Corporation long-term debt offering.

(i) Per Share Data

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Diluted net income per share is calculated by including the probable conversion of employee stock options to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the six-month periods ended June 30, 2006 and 2005 were $97,000 and $97,000, respectively.

(in thousands, except per share data)		June 30, 2006		June 30, 2005
Basic Earnings Per Share
Net Income		$6,443		$5,446
Less: Preferred Stock Dividends		(97)		(97)

Income Available to Common Stockholders		6,346		5,349
Average Common Stock Shares		12,487		9,453

Basic Earnings Per Share		$0.51		$0.57

	June 30, 2006			June 30, 2005
Diluted Earnings Per Share
Net Income		$6,443		$5,446
Less: Preferred Stock Dividends on Non-Convertible Shares		(97)		(97)

Income Available to Common Stockholders		6,346		5,349
Average Common Stock Shares	12,487		9,453
Plus: Assumed Exercise of 261,270 Stock Options	261	12,748	458	9,911

Diluted Earnings Per Share		$0.50		$0.54

(j) Buyers Assistance Plans

Unearned BAP and other related fees are recorded in accounts payable and were $5,000 and $118,000 at June 30, 2006 and December 31, 2005, respectively.

(k) Advertising

Total advertising expense for the six-month periods ended June 30, 2006 and 2005 was $4,503,000 and $2,367,000, respectively.

(l) Restricted Cash

In connection with Industrial Revenue Bonds, the amount of cash held at First National Bank of Phillipsburg at June 30, 2006 and December 31, 2005 was $71,000 and $72,000, respectively.

In connection with future loan payments of Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Securitization Company 2004A, LLC, Brooke Capital Company, LLC, Brooke Securitization Company V, LLC and Brooke Securitization Company 2006-1, LLC, the amount of commissions held at June 30, 2006 and December 31, 2005 was $671,000 and $547,000, respectively.

(m) Securities

The carrying values of securities were $40,229,000 and $44,682,000 at June 30, 2006 and December 31, 2005, respectively, and consisted primarily of two types of securities: interest-only strip receivables in loan securitizations and retained interests in loan securitizations. The aggregate carrying values of $40,228,000 and $44,681,000 at June 30, 2006 and December 31, 2005, respectively, for the corresponding marketable securities approximates the fair value as calculated by the Company using reasonable assumptions.

The carrying values of the interest-only strip receivable in loan securitizations were $10,236,000 and $11,158,000 at June 30, 2006 and December 31, 2005, respectively. The carrying values of retained interests were $29,992,000 and $33,523,000 at June 30, 2006 and December 31, 2005, respectively. The amount of unrealized gain on the interest-only strip receivable was $575,000 and $575,000 at June 30, 2006 and December 31, 2005, respectively.

(n) Other Operating Interest Expense

Operating interest expense includes interest paid by the Company’s finance subsidiary to DZ BANK AG Deutsche Zentral-Genossenschaftsbank on a line of credit loan for the purpose of originating insurance agency loans and to Fifth Third Bank on a line of credit loan for the purpose of originating funeral home loans in Canada; therefore, this interest was accounted for as an operating expense. The interest paid on these lines of credit for the six-month periods ended June 30, 2006 and 2005 was $1,013, 000 and $456,000, respectively. The finance subsidiary also paid interest to bondholders until the bonds were called in August 2005 and paid in full. The funds received from the sale of the bonds were for the purpose of originating loans and the associated interest expense was, therefore, accounted for as an operating expense. Bond interest expenses for the six-month periods ended June 30, 2006 and 2005 were $0 and $197,000, respectively. The Company also paid interest to debenture holders in 2005. The funds received from the sale of debentures were used by the finance subsidiary to originate loans and the associated interest expense was, therefore, accounted for as an operating expense. The debenture interest expenses for the six-month periods ended June 30, 2006 and 2005 were $0 and $105,000, respectively. The debentures were called and paid in full in December 2005.

(o) Stock-Based Compensation

The Company has granted stock options to employees of the Company pursuant to its 2001 Compensatory Stock Option Plan. The Company adopted SFAS 123R, “Share-Based Payment” on January 1, 2006. For the six-month period ended June 30, 2006, the Company’s net income was reduced by $38,000 and its income per fully diluted share remained at $0.50. For the six-month period ended June 30, 2005, the Company’s net income would have been reduced by $243,000 and its income per fully diluted share would have been reduced to $0.51, if the compensation cost for the stock options had been determined in 2005 based on the fair value at the date of grant pursuant to the provisions of SFAS 123R, “Share-Based Payment.” The Company’s assumptions made when calculating the fair value of the stock option were expected stock volatility of 10%; risk-free interest rate of 5%; and dividend rate of 1%. See footnote 12 for additional disclosures.

(in thousands, except per share data)	For the period ended June 30, 2006	For the period ended June 30, 2005
Net income as reported	$6,443	$5,446
Total stock-based employee compensation cost determined under fair value method for all awards, net of related income tax effects		(243)

Pro forma net income		5,203
Basic earnings per share:
As reported	0.51	0.57
Pro forma		0.54
Diluted earnings per share:
As reported	0.50	0.54
Pro forma		0.51

(p) Interest-only Strip Receivable

The aggregate carrying values of interest-only-strip receivables were $2,781,000 and $1,412,000 at June 30, 2006 and December 31, 2005, respectively. The amount of unrealized loss on the interest-only strip receivable was $25,000 at June 30, 2006 and was $93,000 at December 31, 2005. The interest-only strip receivables have varying dates of maturities ranging from the third quarter of 2010 to the second quarter of 2021.

2. Notes Receivable

At June 30, 2006 and December 31, 2005, accounts and notes receivable consisted of the following:

(in thousands)	06/30/2006	12/31/2005
Business loans	$327,243	$243,611
Less: Business loans sold	(242,150)	(219,886)
Commercial real estate loans	50,151	33,803
Less: Real estate loans sold	(33,117)	(24,444)
Loans with subsidiaries	5,610	5,166
Less: Subsidiary loans sold	(5,610)	(5,166)
Plus: Loan participations not classified as a true sale	22,158	10,857

Total notes receivable, net	124,285	43,941
Interest earned not collected on notes*	1,896	1,382
Customer receivables	16,179	10,919
Allowance for doubtful accounts	(1,266)	(716)

Total accounts and notes receivable, net	$141,094	$55,526

*	The Company has a corresponding liability for interest payable to participating lenders in the amounts of $626,000 and $480,000 at June 30, 2006 and December 31, 2005, respectively.

The transfers that do not meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as secured borrowings and the balances are recorded as both a note receivable asset and participation payable liability. At June 30, 2006 and December 31, 2005, secured borrowings totaled $22,158,000 and $10,857,000, respectively.

Of the notes receivable sold, at June 30, 2006 and December 31, 2005, $253,109,000 and $233,473,000, respectively, were accounted for as sales because the transfers meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

In April 2003, Brooke Credit Corporation sold $15,825,000 of loans to qualifying special purpose entity Brooke Acceptance Company LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $13,350,000 of asset-backed securities were issued to accredited investors by Brooke Acceptance Company LLC. Brooke Credit Corporation received servicing income of $3,000 and $4,000, respectively, from the primary servicer for the six-month periods ended June 30, 2006 and 2005. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $3,003,000 and $3,511,000, respectively, on June 30, 2006 and December 31, 2005. This security is comprised of retained interest totaling $405,000 and retained equity in the special purchase entity totaling $2,598,000.

In November 2003, Brooke Credit Corporation sold $23,526,000 of loans to qualifying special purpose entity Brooke Captive Credit Company 2003, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $18,500,000 of asset-backed securities were issued to accredited investors by Brooke Captive Credit Company 2003, LLC. Brooke Credit Corporation received servicing income of $5,000 and $6,000, respectively, from the primary servicer for the six-month periods ended June 30, 2006 and 2005. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $5,836,000 and $6,556,000, respectively, on June 30, 2006 and December 31, 2005. This security is comprised of retained interest totaling $494,000 and retained equity in the special purchase entity totaling $5,342,000.

In June 2004, Brooke Credit Corporation sold $24,832,000 of loans to qualifying special purpose entity Brooke Securitization Company 2004A, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $20,000,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company 2004A, LLC. Brooke Credit Corporation received servicing income of $4,000 and $6,000 from the primary servicer for the six-month periods ended June 30, 2006 and 2005, respectively. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with a balance of $4,149,000 and $4,721,000, respectively, on June 30, 2006 and December 31, 2005. This security is comprised of retained interest totaling $1,077,000 and retained equity in the special purchase entity totaling $3,072,000.

In March 2005, Brooke Credit Corporation sold $40,993,000 of loans to qualifying special purpose entity Brooke Capital Company, LLC. This sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $32,000,000 of asset-backed securities were issued to accredited investors by Brooke Capital Company, LLC. Brooke Credit Corporation received servicing income of $19,000 and $11,000, respectively, from the primary servicer for the six-month periods ended June 30, 2006 and 2005. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivables retained were recorded on the Company’s books as a security with a balance of $11,081,000 and $11,692,000, respectively, at June 30, 2006 and December 31, 2005. This security is comprised of retained interest totaling $3,171,000 and retained equity in the special purpose entity totaling $7,910,000.

In December 2005, Brooke Credit Corporation sold $64,111,000 of loans to qualifying special purpose entity Brooke Securitization Company V, LLC. The sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $51,500,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company V, LLC. Brooke Credit Corporation received servicing income of $33,000 from the primary servicer for the six-month period ended June 30, 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivables retained were recorded on the Company’s books as a security with a balance of $16,159,000 and $18,201,000, respectively, at June 30, 2006 and December 31, 2005. This security is comprised of retained interest totaling $5,089,000 and retained equity in the special purpose entity totaling $11,070,000.

At June 30, 2006 and December 31, 2005, the Company had transferred assets with balances totaling $253,109,000 and $233,473,000, respectively, resulting in pre-tax gains for the six-month periods ended June 30, 2006 and 2005 of $1,892,000 and $2,891,000, respectively.

At June 30, 2006 and December 31, 2005, the fair value of retained interest recorded by the Company was $13,017,000 and $12,570,000, respectively. Of the totals at June 30, 2006, $2,781,000 was listed as interest-only strip receivable on the Company’s balance sheet and $10,236,000 in retained interest carried in the Company’s securities. Of the totals at December 31, 2005, $1,412,000 was listed as interest-only strip receivable on the Company’s balance sheet and $11,158,000 in retained interest carried in the Company’s securities.

Of the business and real estate loans at June 30, 2006 and December 31, 2005, $3,845,000 and $3,807,000, respectively, in loans were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. At June 30, 2006, all such recourse loans: a) had no balances more than 60 days past due; b) had adequate collateral; and c) were not in default.

At June 30, 2006 and December 31, 2005, the value of the servicing asset recorded by the Company was $3,882,000 and $2,650,000, respectively.

At June 30, 2006 and December 31, 2005, the value of the servicing liability recorded by the Company was $29,000 and $34,000, respectively.

At June 30, 2006, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year were as follows (rates per annum):

	Business Loans (Adjustable-Rate Stratum)*	Business Loans (Fixed-Rate Stratum)
Prepayment speed	10.00%	8.00%
Weighted average life (months)	146	45
Expected credit losses	0.50%	0.21%
Discount rate**	11.00%	11.00%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for loans prior to the third quarter of 2004, the rate is adjusted annually on December 31 . Beginning in the third quarter of 2004, contract terms on new loans are adjusted monthly or daily to an index as noted above.

**	During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%.

At June 30, 2006, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(in thousands except percentages)	Business Loans (Fixed & Adjustable Rate Stratum)
Prepayment speed (annual rate)	8.00% - 10.00%
Impact on fair value of 10% adverse change	(389)
Impact on fair value of 20% adverse change	(762)
Expected credit losses (annual rate)	0.21% - 0.50%
Impact on fair value of 10% adverse change	(164)
Impact on fair value of 20% adverse change	(329)
Discount rate (annual)*	11.00%
Impact on fair value of 10% adverse change	(564)
Impact on fair value of 20% adverse change	(1,095)

*	During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%.

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interests and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interests and servicing assets on loans sold totaling $253,109,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interests in loans sold with recourse to participating lenders and loans sold in securitizations.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Servicing Asset

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$7,796	$7,592
Servicing expense	(1,397)	(1,350)
Discount of estimated cash flows at 11.00% rate	(2,595)	(2,513)

Carrying value of servicing asset after effect of increases	3,804	3,729
Carrying value of servicing asset before effect of increases	3,882	3,882

Decrease of carrying value due to increase in prepayments	$(78)	$(153)

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$19,699	$19,016
Estimated credit losses	(2,293)	(2,208)
Discount of estimated cash flows at 11.00% rate	(4,700)	(4,400)

Carrying value of retained interests after effect of increases	12,706	12,408
Carrying value of retained interests before effect of increases	13,017	13,017

Decrease of carrying value due to increase in prepayments	$(311)	$(609)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$20,418	$20,418
Estimated credit losses	(2,620)	(2,858)
Discount of estimated cash flows at 11.00% rate	(4,945)	(4,872)

Carrying value of retained interests after effect of increases	12,853	12,688
Carrying value of retained interests before effect of increases	13,017	13,017

Decrease of carrying value due to increase in credit losses	$(164)	$(329)

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$8,011	$8,011
Servicing expense	(1,447)	(1,447)
Discount of estimated cash flows	(2,826)	(2,963)

Carrying value of servicing asset after effect of increases	3,738	3,601
Carrying value of servicing asset before effect of increases	3,882	3,882

Decrease of carrying value due to increase in discount rate	$(144)	$(281)

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$20,418	$20,418
Estimated credit losses	(2,382)	(2,382)
Discount of estimated cash flows	(5,439)	(5,833)

Carrying value of retained interests after effect of increases	12,597	12,203
Carrying value of retained interests before effect of increases	13,017	13,017

Decrease of carrying value due to increase in discount rate	$(420)	$(814)

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

	Recourse & Securitized Loans Sold in
	2006	2005	2004
Actual & Projected Credit Losses (%) at:
June 30, 2006	0%	0%	0%
December 31, 2005		0	0
December 31, 2004			0

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse, unsold, or inventoried, loans and the equity interest carried in securities balance at and for the periods ended June 30, 2006 and December 31, 2005:

	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses**
(in thousands)	2006	2005	2006	2005	2006	2005
Type of Loan
Participations sold with recourse	$3,845	$3,807	$0	$0	$0	$0
Inventory loans	124,285	43,941	402	627	72	13
Equity interest in securities balance	29,992	33,523	0	0	108	0

Total loans managed	$158,122	$81,271	$402	$627	$180	$13

*	Loans 60 days or more past due are based on end of period total loans.

**	Net credit losses are charge-offs and are based on total loans outstanding.

3. Property and Equipment

A summary of property and equipment and depreciation is as follows:

(in thousands)	June 30, 2006	December 31, 2005
Furniture	$2,292	$1,193
Office and computer equipment	2,739	2,282
Automobiles and airplanes	1,377	1,397
Building and leasehold improvements	4,260	2,103
Land	938	512

	11,606	7,487
Less: Accumulated depreciation	(2,780)	(2,333)

Property and equipment, net	$8,826	$5,154

Depreciation expense	$500	$820

4. Bank Loans, Notes Payable, and Other Long-Term Obligations

(in thousands)	June 30, 2006	December 31, 2005
Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 9.50%. Interest rates on these notes range from 4.00% to 7.00% and maturities range from July 2006 to September 2015.	$26,322	$25,739
Valley View Bank line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit due January 2007. Interest rate is variable and was 10.25% at June 30, 2006, with interest and principal due monthly.	3,278	2,708
Fifth Third Bank, Canadian Branch line of credit. Maximum line of credit available of $10,000,000 (Canadian dollars). Collateralized by notes receivable. Line of credit due February 2007. Interest rate is variable and was 7.00% at June 30, 2006, with interest due monthly.	5,252	—
DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit. Maximum line of credit available of $80,000,000. Collateralized by notes receivable. Line of credit due August 2009. Interest rate is variable and was at 5.28% at June 30, 2006, with interest due monthly.	46,551	6,078
Company debt with banks. These notes are payable to banks and collateralized by various assets of the Company. Interest rates on these notes range from 6.75% to 10.75%. Maturities range from December 2006 to November 2017.	48,607	28,050

Total bank loans and notes payable	130,010	62,575
Capital lease obligation (See Note 5)	555	595

Total bank loans, notes payable and other long-term obligations	130,565	63,170
Less: Current maturities and short-term debt	(104,050)	(29,905)

Total long-term debt	$26,515	$33,265

The renewal rights associated with the collateral interests of seller notes payable had estimated annual commissions of $45,168,000 and $38,491,000 at June 30, 2006 and December 31, 2005, respectively.

Interest incurred on bank loans, notes payable and other long-term obligations for the six-month periods ended June 30, 2006 and 2005 was $1,844,000 and $2,558,000, respectively.

Bank loans, notes payable and other long-term obligations mature as follows:

Twelve Months Ended June 30 (in thousands)	Bank Loans & Notes Payable	Capital Lease	Total
2007	$103,970	$80	$104,050
2008	14,046	85	14,131
2009	5,473	90	5,563
2010	3,693	95	3,788
2011	978	100	1,078
Thereafter	1,850	105	1,955

	$130,010	$555	$130,565

5. Long-Term Debt, Capital Leases

Future capital lease payments and long-term operating lease payments are as follows:

Twelve Months Ended June 30 (in thousands)	Capital Real Estate	Operating Real Estate	Total
2007	$120	$4,887	$5,007
2008	119	4,472	4,591
2009	118	2,678	2,796
2010	117	914	1,031
2011	114	357	471
2012	111	3	114

Total minimum lease payments	699	$13,311	$14,010

Less amount representing interest	(144)

		December 31, 2005
Total obligations under capital leases	555	$595
Less current maturities of obligations under capital leases	(80)	(80)

Obligations under capital leases payable after one year	$475	$515

6. Income Taxes

Net income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. The elements of income tax expense are as follows:

(in thousands)	June 30, 2006	June 30, 2005
Current	$3,286	$2,129
Deferred	493	1,048

	$3,779	$3,177

For the six-month period ended June 30, 2006, income of $279,000 was earned in Bermuda and is excluded from the U.S. federal tax. Under current Bermuda law, DB Indemnity, Ltd. and The DB Group, Ltd. are not required to pay any taxes in Bermuda on either income or capital gains. They have received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed they will be exempted from taxation until March 28, 2016.

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	June 30, 2006	June 30, 2005
U.S. federal statutory tax rate	38%	35%
State statutory tax rate	4	4
Miscellaneous	(5)	(1)

Effective tax rate	37%	38%

Reconciliation of income tax receivable:

(in thousands)	June 30, 2006	December 31, 2005
Income tax receivable – Beginning balance, January 1	$830	$—
Income tax payments over (under) current tax liability	(39)	830

Income tax receivable – Ending balance	$791	$830

Reconciliation of deferred tax liability:

(in thousands)	June 30, 2006	December 31, 2005
Deferred income tax liability – Beginning balance, January 1	$5,141	$481
Accumulated other comprehensive income, unrealized gain (loss) on interest-only strip receivables	114	(19)
Accelerated tax depreciation	—	—
Gain on sale of notes receivable	439	4,679

Ending Balance	$5,694	$5,141

(in thousands)	June 30, 2006	December 31, 2005
Deferred income tax liability-Current	$1,111	$1,564
Deferred income tax liability-Long-term	4,583	3,577

Deferred income tax liability-Total	$5,694	$5,141

Deferred tax liabilities were recorded to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.

7. Employee Benefit Plans

No employer contributions were charged to expense for the six-month periods ended June 30, 2006 and 2005.

8. Concentration of Credit Risk

At June 30, 2006, the Company had account balances of $10,563,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

At June 30, 2006, the Company had sold participation interests in loans totaling $42,785,000 to one financial institution. This represents 27% of the participation interests sold at June 30, 2006, excluding loans sold for securitization.

9. Segment and Related Information

The Company’s three reportable segments as of and for the periods ended June 30, 2006 and 2005 consisted of its Franchise Services Business, its Brokerage Business and its Lending Services Business.

The Company assesses administrative fees to each business segment for legal, corporate and administrative services. Administrative fees for Franchise Services, Lending Services and Brokerage Business for the six-month period ended June 30, 2006 totaled $2,400,000, $900,000 and $900,000, respectively, and for the six-month period ended June 30, 2005 totaled $2,550,000, $900,000 and $60,000, respectively.

The tables below reflect summarized financial information concerning the Company’s reportable segments for the three-month and six-month periods ended June 30, 2006 and 2005:

For the three months ended June 30, 2006 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$24,739	$647	$—	$—	$—	$25,386
Policy fee income	—	166	—	—	—	166
Insurance premiums earned	—	—	—	110	(36)	74
Interest income	67	6	4,381	119	(81)	4,492
Gain on sale of notes receivable	—	—	1,188	—	183	1,371
Seller consulting fees	830	895	—	—	—	1,725
Initial franchise fees for basic services	8,495	—	—	—	—	8,495
Initial franchise fees for buyers assistance plans	1,175	—	—	—	—	1,175
Gain on sale of businesses	2,414	—	—	—	—	2,414
Other income	607	230	167	4	(741)	267
Total Operating Revenues	38,327	1,944	5,736	233	(675)	45,565
Interest expense	395	39	1,575	238	(81)	2,166
Commissions expense	20,142	313	—	—	—	20,455
Payroll expense	5,750	500	405	818	—	7,473
Depreciation and amortization	17	112	201	276	2	608
Other operating expenses	9,942	779	914	(2,703)	1,323	10,255
Total Expenses	36,246	1,743	3,095	(1,371)	1,244	40,957
Income Before Income Taxes	2,081	201	2,641	1,604	(1,919)	4,608
Segment assets	63,251	9,966	181,895	73,988	(104,900)	224,200
Expenditures for segment assets	—	—	—	1,849	—	1,849

For the three months ended June 30, 2005 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$18,982	$1,729	$—	$—	$—	$20,711
Policy fee income	—	433	—	—	—	433
Insurance premiums earned	—	65	—	—	(3)	62
Interest income	58	68	2,202	—	(184)	2,144
Gain on sale of notes receivable	—	—	(33)	—	12	(21)
Seller consulting fees	1,636	—	—	—	—	1,636
Initial franchise fees for basic services	4,750	—	—	—	—	4,750
Initial franchise fees for buyers assistance plans	2,983	—	—	—	—	2,983
Gain on sale of businesses	537	—	—	—	—	537
Other income	297	64	123	—	(320)	164
Total Operating Revenues	29,243	2,359	2,292	—	(495)	33,399
Interest expense	342	85	604	465	(184)	1,312
Commissions expense	15,851	751	—	—	—	16,602
Payroll expense	4,925	970	291	899	—	7,085
Depreciation and amortization	(99)	148	262	240	4	555
Other operating expenses	4,282	531	564	1,218	(2,078)	4,517
Total Expenses	25,301	2,485	1,721	2,822	(2,258)	30,071
Income Before Income Taxes	3,942	(126)	571	(2,822)	1,763	3,328
Segment assets	52,362	14,731	105,963	32,316	(64,699)	140,673
Expenditures for segment assets	10,523	(41)	9,043	549	—	20,074

For the six months ended June 30, 2006 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$51,376	$1,463	$—	$—	$—	$52,839
Policy fee income	—	304	—	—	—	304
Insurance premiums earned	—	—	—	206	(47)	159
Interest income	122	10	7,638	228	(167)	7,831
Gain on sale of notes receivable	—	—	1,875	—	17	1,892
Seller consulting fees	1,601	2,305	—	—	—	3,906
Initial franchise fees for basic services	14,055	—	—	—	—	14,055
Initial franchise fees for buyers assistance plans	2,532	—	—	—	—	2,532
Gain on sale of businesses	2,881	—	—	—	—	2,881
Other income	1,046	589	223	14	(1,520)	352
Total Operating Revenues	73,613	4,671	9,736	448	(1,717)	86,751
Interest expense	820	78	2,424	453	(167)	3,608
Commissions expense	39,056	583	—	—	—	39,639
Payroll expense	11,434	972	794	1,591	—	14,791
Depreciation and amortization	34	219	384	480	5	1,122
Other operating expenses	16,602	1,666	1,986	(1,318)	(1,567)	17,369
Total Expenses	67,946	3,518	5,588	1,206	(1,729)	76,529
Income Before Income Taxes	5,667	1,153	4,148	(758)	12	10,222
Segment assets	63,251	9,966	181,895	73,988	(104,900)	224,200
Expenditures for segment assets	—	—	—	2,632	—	2,632

For the six months ended June 30, 2005 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Unallocated Amounts	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$40,476	$3,466	$—	$—	$—	$43,942
Policy fee income	—	793	—	—	—	793
Insurance premiums earned	—	223	—	—	(3)	220
Interest income	60	102	4,317	—	(368)	4,111
Gain on sale of notes receivable	—	—	2,880	—	11	2,891
Seller consulting fees	2,502	—	—	—	—	2,502
Initial franchise fees for basic services	8,125	—	—	—	—	8,125
Initial franchise fees for buyers assistance plans	5,256	—	—	—	—	5,256
Gain on sale of businesses	859	—	—	(2)	—	857
Other income	406	121	199	—	(376)	350
Total Operating Revenues	57,684	4,705	7,396	(2)	(736)	69,047
Interest expense	659	170	1,235	862	(368)	2,558
Commissions expense	30,547	1,409	—	—	—	31,956
Payroll expense	9,540	1,934	840	1,635	—	13,949
Depreciation and amortization	(56)	271	552	365	5	1,137
Other operating expenses	10,212	1,069	1,106	2,327	(3,890)	10,824
Total Expenses	50,902	4,853	3,733	5.189	(4,253)	60,424
Income Before Income Taxes	6,782	(148)	3,663	(5,191)	3,517	8,623
Segment assets	52,362	14,731	105,963	32,316	(64,699)	140,673
Expenditures for segment assets	10,523	10	9,043	722	—	20,298

10. Related Party Information

Robert D. Orr, Chairman and Chief Executive Officer, and Leland G. Orr, Chief Financial Officer, own a controlling interest in Brooke Holdings, Inc. which owned 46.5% of the Company’s common stock at June 30, 2006.

Brooke Holdings, Inc., Robert D. Orr, Leland G. Orr, Anita F. Larson, Shawn T. Lowry, Michael S. Lowry and Kyle L. Garst have agreed to vote their shares of the Company’s common stock together and, as a group, they beneficially owned 6,588,720 shares, or 52.5%, of the Company’s common stock at June 30, 2006.

Shawn T. Lowry, Vice President of the Company and President and Chief Executive Officer of Brooke Franchise Corporation, and Michael S. Lowry, President and Chief Executive Officer of Brooke Credit Corporation, are the co-members of First Financial Group, L.C. In June 2001, First Financial Group, L.C., guaranteed 65% of a Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas and received a 15% profit interest in Palmer, L.L.C. as consideration. The loan was originated on June 1, 2001 and is scheduled to mature on September 1, 2011. At June 30, 2006, all but $30,000 of the entire loan principal balance of $544,000 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $293,000, of which $263,000 is the recourse obligation by Brooke Credit Corporation on a loan participation balance.

Kyle L. Garst, Senior Vice President of Brooke Franchise Corporation is the sole manager and sole member of American Financial Group, L.L.C. In October 2001, First Financial Group, L.C. and American Financial Group, L.L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.50% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014. At June 30, 2006, all but $300 of the entire loan principal balance of $327,000 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $225,000, of which $225,000 is the recourse obligation by Brooke Credit Corporation on a loan participation balance.

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

Anita K. Lowry is the sister of Robert D. Orr and Leland G. Orr and the mother of Shawn T. Lowry and Michael S. Lowry and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. At June 30, 2006, Brooke Credit Corporation had 5 loans outstanding to American Heritage Agency with total principal balances of $548,000, of which $459,000 was sold to unaffiliated lenders. Such loans were made on substantially the same terms and conditions as provided to other franchises and have scheduled maturities between January 15, 2007 and October 15, 2018. The Company’s exposure to loss equals the retained principal balances of $89,000.

11. Acquisitions and Divestitures

In July 2002, the Company acquired 100% of the outstanding ownership interest of CJD & Associates, L.L.C. for an initial purchase price of $2,025,000. Additional payments of the purchase price in the amount of $2,038,000 have been made since the initial purchase through June 30, 2006.

12. Stock-Based Compensation

The Company adopted SFAS 123R, “Share-Based Payment,” on January 1, 2006. The Company’s net income and net income per common share were reduced for the six-month period ended June 30, 2006 and would have been reduced to the six-month period ended June 30, 2005 pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS 123R, “Share-Based Payment.”

(in thousands, except per share data)	2006	2005
Net income:
As reported	$6,443	$5,446
Pro forma		5,203
Basic earnings per share:
As reported	0.51	0.57
Pro forma		0.54
Diluted earnings per share:
As reported	0.50	0.54
Pro forma		0.51

The fair value of the options granted for the periods ended June 30, 2006 and 2005 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

	2006	2005
Expected term (in years)	5.8	5.6
Expected stock volatility	10%	30%
Risk-free interest rate	5%	5%
Dividend	1%	1%
Fair value per share	$0.23	$0.85

At June 30, 2006, there were no additional shares available for granting stock options under the 2001 Compensatory Stock Option Plan (“2001 Plan”), as the 2001 Plan terminated on April 27, 2006, except with respect to stock options then outstanding, upon the adoption on that date by the Company’s shareholders of the 2006 Brooke Corporation Equity Incentive Plan (“2006 Plan”). The 2006 Plan includes stock options, incentive stock options, restricted shares, stock appreciation rights, performance shares, performance units and restricted share units as possible equity compensation awards. The 2006 Plan provides that a maximum of 500,000 shares of common stock may be issued pursuant to awards granted under such Plan. No awards have been granted under the 2006 Plan and, accordingly, at June 30, 2006, there were 500,000 shares available for granting of stock-based awards under the 2006 Plan.

	Shares Under Option	Weighted Average Exercise Price
Outstanding December 31, 2004	562,550	3.07
Granted	24,400	23.49
Exercised	(187,030)	4.03
Terminated and expired	(40,580)	5.00

Outstanding, December 31, 2005	359,340	3.58
Granted	2,000	13.56
Exercised	(78,058)	3.12
Terminated and expired	(22,012)	3.68

Outstanding June 30, 2006	261,270	$3.71

158,472 options to purchase shares were exercisable at June 30, 2006. The following table summarizes information concerning outstanding and exercisable options at June 30, 2006.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.21 – $23.49	261,270	5.8	$3.71	158,472	$3.20

13. Intangible Assets

There were no intangible assets with indefinite useful lives as of June 30, 2006, and December 31, 2005. The intangible assets with definite useful lives had a value of $7,355,000 and $6,092,000 at June 30, 2006, and December 31, 2005, respectively. Of these assets, $3,882,000 and $2,650,000, respectively, were recorded as a servicing asset on the balance sheet. The remaining assets were included in “Other Assets” on the balance sheet. Amortization expense was $622,000 and $724,000 for the six-month periods ended June 30, 2006 and 2005, respectively.

Amortization expense for amortizable intangible assets for the periods ended June 30, 2007, 2008, 2009, 2010 and 2011 is estimated to be $2,079,000, $1,730,000, $1,373,000, $1,180,000 and $1,011,000, respectively.

14. Supplemental Cash Flow Disclosures

	For period Ended June 30, 2006	For period Ended June 30, 2005
Supplemental disclosures: (in thousands)
Cash paid for interest	$2,155	$1,231

Cash paid for income tax	$238	$4,597

Business inventory decreased from December 31, 2005 to June 30, 2006. During the six-month periods ended June 30, 2006 and 2005, the statements of cash flows reflect the purchase of businesses into inventory provided by sellers totaling $10,456,000 and $8,736,000, respectively, and the change in inventory of $2,930,000 and $754,000, respectively.

(in thousands)	For the period Ended June 30, 2006	For the period Ended June 30, 2005
Purchase of business inventory	$(19,732)	$(9,678)
Sale of business inventory	33,118	17,660

Net cash provided from sale of business inventory	13,386	7,982
Cash provided by sellers of business inventory	(10,456)	(8,736)

(Increase) decrease in inventory on balance sheet	$2,930	$(754)

15. Statutory Requirements

At June 30, 2006, DB Indemnity, Ltd. was required by its license to maintain a statutory capital and surplus of $120,000. Actual statutory capital and surplus was $2,353,000 and $2,147,000 at June 30, 2006, and December 31, 2005, respectively. Of the actual statutory capital, $120,000 and $120,000, respectively, was fully paid up share capital, and, accordingly, all of the retained earnings and contributed surplus were available for payment of dividends to shareholders.

In connection with minimum liquidity ratio requirements, DB Indemnity, Ltd. was required to maintain relevant assets of at least $939,000 and $564,000 at June 30, 2006, and December 31, 2005, respectively. At June 30, 2006 and December 31, 2005, relevant assets were $3,605,000 and $2,900,000, respectively. The minimum liquidity ratio was, therefore, met.

At June 30, 2006, The DB Group, Ltd. was required to maintain a statutory capital and surplus of $1,000,000. Actual statutory capital and surplus was $1,128,000 and $1,063,000 at June 30, 2006, and December 31, 2005, respectively. Of the actual statutory capital, $1,102,000 and $1,102,000, respectively, was fully paid up share capital and contributed surplus, and, accordingly, all of the retained earnings were available for payment of dividends to shareholders.

In connection with minimum liquidity ratio requirements, The DB Group, Ltd. was required to maintain relevant assets of at least $174,000 and $0 at June 30, 2006, and December 31, 2005, respectively. At June 30, 2006 and December 31, 2005, relevant assets were $1,360,000 and $1,063,000, respectively. The minimum liquidity ratio was, therefore, met.

16. Contingencies

In January 2006, the Company signed an agreement to acquire the capital stock of Generations Bank from Kansas City Life Insurance Company for $10.1 million. Upon approval by regulators and the satisfaction of other closing conditions, the acquisition of Generations Bank by Brooke Brokerage Corporation will permit the sale of banking services through the Company’s franchise agents and other insurance agents. Subject to such approval and satisfaction of conditions, closing is expected to occur during the third or fourth quarter of this year.

In July 2002, the Company entered into an agreement to purchase CJD & Associates, L.L.C. The sellers are entitled to an increase of the initial purchase price equal to 30% of certain monthly net revenues of CJD & Associates during the contingency period of September 1, 2003 to September 1, 2007. Additional payments of the purchase price have been made in the amount of $2,038,000 since the initial purchase. Based on historical trends, the Company estimates payments to the sellers of $481,000 and $626,000 in the fiscal years 2006 and 2007, respectively.

17. Foreign Currency Translation

On March 10, 2005, Brooke Credit Corporation formed a Canadian subsidiary, Brooke Canada Funding, Inc. Until February 2006, the subsidiary conducted limited operations and did not own any assets. During February 2006, a $10 million (Canadian dollars) line of credit was established with Fifth Third Bank Canadian Branch, as disclosed in footnote 4. The current operations of Brooke Canada Funding, Inc. consist of the funding of loans in Canada for Brooke Credit Corporation.

The financial position and results of operations of the Canadian subsidiary are determined using local currency, Canadian dollars, as the functional currency. Assets and liabilities of the subsidiary are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the weighted average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account which is a piece of the accumulated other comprehensive income within shareholders’ equity. The amount of the gross translation adjustment included in accumulated other comprehensive income at June 30, 2006 was $190,000. The amount of the translation adjustment that was allocated to taxes was $73,000 which results in a net effect of $117,000 on accumulated other comprehensive income at June 30, 2006.

18. New Accounting Standards

On December 16, 2004, the FASB issued SFAS 123R, “Share-Based Payment.” SFAS 123R requires companies to expense the value of employee stock options and similar awards. The cost of the awards is measured at the fair value on the awards’ grant date, based on the estimated number of awards that are expected to vest. Compensation cost for awards that vest are not reversed if the awards expire without being exercised. When measuring fair value, companies can choose an option-pricing model like Black-Scholes or binominal models. The effective date for public companies was interim and annual periods beginning after June 15, 2005, and applies to all outstanding and unvested share-based payment awards at a company’s adoption date. The Company adopted SFAS 123R for estimated unvested options on January 1, 2006.

In February 2006, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments” (SFAS 155), an amendment of FASB Statements No. 133 and 140. The provisions of this standard allow financial instruments that have embedded derivatives to be accounted for as a whole instrument if the holder elects to account for the whole instrument on a fair value basis, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The new standard also amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, which, for the Company, is fiscal year 2007. The residual interests in securitizations are freestanding instruments, not hybrid instruments, and do not contain an embedded derivative requiring separation of the derivative from the host contract. The Company does not anticipate a material effect on our consolidated financial statements by the issuance of SFAS 155.

In March 2006, the FASB issued an amendment to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The amendment was SFAS No. 156, “Accounting for Servicing of Financial Assets.” This Statement requires servicing assets and liabilities to be initially valued at fair value. This provision does not have a material impact to the Company’s financial statements, as the servicing assets and liabilities have initially been valued at fair value. In addition, this Statement permits an entity to choose to continue to amortize servicing rights in proportion to and over the period of estimated net servicing income, as currently required under SFAS 140, or report servicing rights at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. The effective date of this Statement is as of the beginning of the first fiscal year that begins after September 15, 2006, which, for the

Company, is fiscal year 2007. However, the Company elected to early adopt this Statement as of December 31, 2005 and continues to value servicing assets and liabilities based on the amortization method. Therefore, there is not a material impact to the financial statements.

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

Forward-Looking Information

We caution you that this report on Form 10-Q for the quarter and six-month period ended June 30, 2006 includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Among other things, these statements relate to our financial condition, results of operations and business. These forward-looking statements are generally identified by the words or phrases “would be,” “will allow,” “expect to,” “intend to,” “will continue,” “is anticipated,” “estimate,” “plan,” “may,” “believe,” “implement,” “build,” “project” or similar expressions and references to strategies or plans.

While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons. These risks and uncertainties are discussed in more detail in our annual report on Form 10-K for the fiscal year ended December 31, 2005, in our other filings with the Securities and Exchange Commission and in this section of this report and include, but are not limited to:

•	A significant part of our business strategy involves adding new franchise locations and originating new loans, and our failure to grow may adversely affect our business, prospects, results of operations and financial condition.

•	Our borrowers’ financial performance may adversely affect their ability to repay amounts due to us.

•	Our financial condition could be adversely affected if we are unable to fund our loans through sales to third parties.

•	We may not be able to secure the lines of credit and additional sources of funding necessary to accommodate our growth.

•	We make certain assumptions regarding the profitability of our securitizations, loan participations, warehouse lines of credit and other funding vehicles which may not prove to be accurate.

•	The value of the collateral securing our loans may be adversely affected by our borrowers’ actions.

•	Potential litigation and regulatory proceedings regarding commissions, fees, contingency payments, profit sharing and other compensation paid to brokers or agents could materially adversely affect our financial condition.

•	We are dependent on key personnel.

•	We may be required to repurchase loans sold with recourse or make payments on guarantees.

•	We may not be able to accurately report our financial results or prevent fraud if we fail to maintain an effective system of internal controls over financial reporting.

•	Efforts to comply with the Sarbanes-Oxley Act will entail significant expenditures; non-compliance with the Sarbanes-Oxley Act may adversely affect us.

•	We compete in a highly regulated industry, which may result in increased expenses or restrictions in our operations.

•	Changes in economic, political and regulatory environments, governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations) could materially adversely affect our operations and financial condition.

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

In January 2006, we signed an agreement to acquire the capital stock of Generations Bank from Kansas City Life Insurance Company for $10.1 million. Upon approval by regulators and the satisfaction of other closing conditions, the acquisition of Generations Bank by Brooke Brokerage Corporation will permit the sale of banking services through our franchise agents and other insurance agents. Subject to such approval and satisfaction of conditions, closing is expected to occur during the third or fourth quarter of this year.

Results of Operations

Our consolidated results of operations have been significantly impacted by our expansion of franchise locations in recent years. The following table shows income and expenses (in thousands, except percentages and per share data) for the three months and six months ended June 30, 2006 and 2005, and the percentage change from period to period.

	Three months ended June 30, 2006	Three months ended June 30, 2005	2006 % increase (decrease) over 2005	Six months ended June 30, 2006	Six months ended June 30, 2005	2006 % increase (decrease) over 2005
Operating Revenues
Insurance commissions	$25,386	$20,711	23%	$52,839	$43,942	20%
Interest income (net)	4,492	2,144	110	7,831	4,111	90
Consulting fees	1,725	1,636	5	3,906	2,502	56
Gain on sale of businesses	2,414	537	350	2,881	857	236
Initial franchise fees for basic services	8,495	4,750	79	14,055	8,125	73
Initial franchise fees for buyers assistance plans	1,175	2,983	(61)	2,532	5,256	(52)
Gain on sale of notes receivable	1,371	(21)	—	1,892	2,891	(35)
Insurance premiums earned	74	62	19	159	220	(28)
Policy fee income	166	433	(62)	304	793	(62)
Other income	267	164	63	352	350	1

Total operating revenues	45,565	33,399	36	86,751	69,047	26
Operating Expenses
Commission expense	20,455	16,602	23	39,639	31,956	24
Payroll expenses	7,473	7,085	5	14,791	13,949	6
Depreciation and amortization expense	608	555	10	1,122	1,137	(1)
Other operating expenses	10,255	4,517	127	17,369	10,824	60
Other operating interest expense	705	301	134	1,013	758	34

Total Operating Expenses	39,496	29,060	36	73,934	58,624	26
Income from operations	6,069	4,339	40	12,817	10,423	23
Interest expense	1,461	1,011	45	2,595	1,800	44

Income before income taxes	4,608	3,328	38	10,222	8,623	19
Income tax expenses	1,697	1,331	27	3,779	3,177	19

Net income	$2,911	$1,997	46%	$6,443	$5,446	18%
Basic net income per share	$0.23	$0.21	10%	$0.51	$0.57	(11)%
Diluted net income per share	$0.22	$0.20	10%	$0.50	$0.54	(7)%

Operating revenue is expected to continue to increase during the remainder of 2006 as a result of opening new franchise locations. The increase in total operating revenues is primarily attributable to the expansion of our franchise operations. The increase in interest income (net) primarily resulted from increased loan origination activities, increases in the amount of loans held in inventory for eventual sale and increases in retained interest from loans sold.

Expenses are also expected to continue to increase during the remainder of 2006 as a result of opening new franchise locations. The increase of commission expense is primarily attributable to increases in insurance commissions received from insurance companies, because a share of insurance commissions is typically paid to franchisees. Payroll expenses, which include wages, salaries, payroll taxes and compensated absences expenses, and other operating expenses, which include advertising, rent, travel, lodging, office supplies and insurance expenses, increased primarily as a result of the expansion of our franchise operations. Payroll expenses, as a percentage of total operating revenue, were approximately 16% and 21%, respectively, for the three months ended June 30, 2006 and 2005 and approximately 17% and 20%, respectively, for the six months ended June 30, 2006 and 2005. Other operating expenses, as a percentage of total operating revenue, were approximately 23% and 14%, respectively, for the three months ended June 30, 2006 and 2005 and approximately 20% and 16%, respectively, for the six months ended June 30, 2006 and 2005. Other operating expenses increased at a faster rate than total operating revenues in the second quarter of 2006 primarily as the result of a significant increase in the advertising and other assistance provided to franchisees and an increase of expenses related to an accelerated pace of opening new franchise locations. (See Franchise Services Segment, below) Total advertising expenses increased $2,253,000, or 370%, to $2,862,000 in the three months ended June 30, 2006 from $609,000 in the three months ended June 30, 2005. Total advertising expenses increased $2,136,000, or 90%, to $4,503,000 in the six months ended June 30, 2006 from $2,367,000 in the six months ended June 30, 2005.

The increase in other operating interest expense during 2006 is primarily attributable to interest paid on a bank line of credit. We use this line of credit to fund our loans until we sell them in a securitization. We consider line of credit, bond and debenture interest expense, to be an operating expense because the proceeds from the sale of such bonds and debentures are used to partially fund our lending activities.

We consider interest expense, other than line of credit, bond and debenture interest expense, to be a non-operating expense. Interest expense increased primarily as a result of increased debt to commercial banks, which was incurred primarily to capitalize our operating subsidiaries, and increased notes payable balances resulting from deferred payments to sellers of businesses acquired by us.

Net income increased primarily because we have increased the number of new franchises and a significant share of our revenues result from initial franchise fees associated with adding new franchise locations. Initial franchise fees typically have larger profit margins than those generated by our other activities. Net income also increased because of increasing loan originations and loan balances resulting in increased loan interest and other loan related revenues. Net income per share for the first six months of 2006 decreased primarily because an offering of common stock in August 2005 increased the number of outstanding shares by a larger percentage than the increase in net income.

Assets are expected to continue to increase during the remainder of 2006 as a result of continued expansion and holding more loans prior to securitizing such loans in order to increase interest income. The following table shows selected assets and liabilities (in thousands, except percentages) as of June 30, 2006 and December 31, 2005, and the percentage change between those dates.

	As of June 30, 2006	As of December 31, 2005	2006 % increase (decrease) since year-end 2005
Customer receivables, net	$14,913	$10,203	46%
Notes receivable	124,285	43,941	183
Interest earned not collected on notes	1,896	1,382	37
Other receivables	1,404	1,627	(14)
Securities	40,229	44,682	(10)
Deferred charges	782	779	—
Accounts payable	9,512	7,314	30
Payable under participation agreements	22,158	10,857	104
Premiums payable	6,251	5,015	25
Debt	130,565	63,170	107

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

Customer receivables, notes receivable, interest earned not collected on notes and allowance for doubtful accounts are the items that comprise our accounts and notes receivable, net, as shown on our consolidated balance sheet.

Other receivables, which primarily include the estimated amounts due from franchisees for future policy cancellations, fluctuate from period to period as the result of changes in policy cancellation rate calculations.

The securities balance primarily consists of two types of securities, interest-only strip receivables in loan securitizations and retained interests in loan securitizations. The terms of our securitizations require the over-collateralization of the asset-backed securities sold to investors. We retain ownership of the resulting subordinate interest in the loan pool. As cash is received for the interest-only strip receivable as well as the principal attributable to our over-collateralization retained interest, the securities balance declines.

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

Debt increased primarily as the result of increasing the line of credit balances for the purpose of funding increasing loan inventory balances. The line of credit balances were $55,081,000 and $8,786,000 at June 30, 2006 and December 31, 2005, respectively.

Income Taxes

For the three months ended June 30, 2006 and 2005, we incurred income tax expenses of $1,697,000 and $1,331,000, respectively, resulting in effective tax rates of 37% and 40%. For the six months ended June 30, 2006 and 2005, we incurred income tax expenses of $3,779,000 and $3,177,000, respectively, resulting in effective tax rates of 37% and 37%. As of June 30, 2006 and December 31, 2005, we had current income tax liabilities of $3,760,000 and $474,000, respectively, and deferred income tax liabilities of $5,694,000 and $5,141,000, respectively. The deferred tax liability is primarily due to the deferred recognition of revenues, for tax purposes, on loans sold until interest payments are actually received.

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

Franchise Services Segment

Financial information relating to Brooke Franchise and our Franchise Services Segment is as follows (in thousands, except percentages):

	Three months ended June 30, 2006	Three months ended June 30, 2005	2006 % increase (decrease) over 2005	Six months Ended June 30, 2006	Six months ended June 30, 2005	2006 % increase (decrease) over 2005
REVENUES
Insurance commissions	$24,739	$18,982	30%	$51,376	$40,476	27%
Seller consulting fees	830	1,636	(49)	1,601	2,502	(36)
Gain on sale of businesses	2,414	537	350	2,881	859	235
Initial franchise fees for basic services	8,495	4,750	79	14,055	8,125	73
Initial franchise fees for buyers assistance plans	1,175	2,983	(61)	2,532	5,256	(52)
Interest income	67	58	16	122	60	103
Other income	607	297	104	1,046	406	158

Total Revenues	38,327	29,243	31	73,613	57,684	28
EXPENSES
Commission expense	20,142	15,851	27	39,056	30,547	28
Payroll expense	5,750	4,925	17	11,434	9,540	20
Amortization	17	(99)	—	34	(56)	—
Other operating expenses	9,942	4,282	132	16,602	10,212	63

Total Operating Expenses	35,851	24,959	44	67,126	50,243	34
Income from operations	2,476	4,284	(42)	6,487	7,441	(13)
Interest expense	395	342	15	820	659	24

Income before income taxes	$2,081	$3,942	(47)%	$5,667	$6,782	(16)%
Total assets (at period end)	$63,251	$52,362	21%	$63,251	$52,362	21%

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

Commission expense increased because insurance commission revenues increased and franchisees are typically paid a share of insurance commission revenue. Commission expense represented approximately 81% and 84%, respectively, of Brooke Franchise’s insurance commissions for the three months ended June 30, 2006 and 2005 and approximately 76% and 75%, respectively, for the six months ended June 30, 2006 and 2005.

Brooke Franchise sometimes retains an additional share of franchisees’ commissions as payment for franchisee optional use of Brooke Franchise’s service or sales centers. However, all such payments are applied to service center/sales center expenses and not applied to commission expense. As of June 30, 2006, Brooke Franchise had a total of 25 service centers/sales centers.

Profit sharing commissions, or Brooke Franchise’s share of insurance company profits paid by insurance companies on policies written by franchisees, were $525,000 for the three months ended June 30, 2006, as compared to $419,000 for the three months ended June 30, 2005. Profit sharing commissions were $4,702,000 for the six months ended June 30, 2006, as compared to $4,581,000 for the six months ended June 30, 2005. Profit sharing commissions represented approximately 2% and 2%, respectively, of Brooke Franchise’s insurance commissions for the three months ended June 30, 2006 and 2005 and approximately 9% and 11%, respectively, for the six months ended June 30, 2006 and 2005. Brooke Franchise typically receives the majority of its profit sharing commissions in the first quarter. Franchisees do not receive any share of Brooke Franchises’ profit sharing commissions.

Net commission refund expense is our estimate of the amount of Brooke Franchise’s share of retail commission refunds due to policyholders resulting from future policy cancellations. As of June 30, 2006 and December 31, 2005, Brooke Franchise recorded corresponding total commission refund liabilities of $729,000 and $716,000, respectively.

Other operating expenses Other operating expenses increased at a faster rate than total revenues primarily as the result of a significant increase in the advertising and marketing assistance provided to franchisees and an increase in expenses related to an accelerated pace of opening new franchise locations. Other operating expenses represented approximately 26% and 15%, respectively, of Brooke Franchise’s total revenues for the three months ended June 30, 2006 and 2005 and approximately 23% and 18%, respectively, for the six months ended June 30, 2006 and 2005.

Advertising expenses increased $2,319,000, or 381%, to $2,928,000 in the three months ended June 30, 2006 from $609,000 in the three months ended June 30, 2005. Advertising expenses increased $2,001,000, or 85%, to $4,368,000 in the six months ended June 30, 2006 from $2,367,000 in the six months ended June 30, 2005.

Marketing allowances made to franchisees increased $506,000, or 43%, to $1,670,000 in the three months ended June 30, 2006 from $1,164,000 in the three months ended June 30, 2005. Marketing allowances made to franchisees increased $420,000, or 19%, to $2,665,000 in the six months ended June 30, 2006 from $2,245,000 in the six months ended June 30, 2005.

Operating expenses for company-owned stores increased $739,000, or 68%, to $1,819,000 in the three months ended June 30, 2006 from $1,080,000 in the three months ended June 30, 2005. Operating expenses for company-owned stores increased $1,101,000, or 54%, to $3,150,000 in the six months ended June 30, 2006 from $2,049,000 in the six months ended June 30, 2005. Although operating expenses from company-owned stores represented a significant part of the overall increase in other operating expenses, these expenses were approximately the same as commissions revenues generated by company-owned stores totaling $1,763,000 and $1,067,000, respectively, for the three months ended June 30, 2006 and 2005 and totaling $3,070,000 and $2,044,000, respectively, for the six months ended June 30, 2006 and 2005.

Other operating expenses for three months and six months ended June 30, 2006 also increased from write down expense on inventoried stores (see Company-Owned Stores, below) and write off expense on franchise balances (see Franchise Balances, below).

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

Revenues from initial franchise fees for basic services are recognized as soon as Brooke Franchise delivers the basic services to the new franchisee, such as access to insurance company contracts, access to the Company’s management system, and access to the Company’s brand name. Upon completion of this commitment, Brooke Franchise has no continuing obligation to the franchisee.

Prior to 2006, initial franchise fees for basic services were typically assessed once for each franchisee, even though some franchisees operated multiple locations. Beginning in 2006, an initial franchise fee for basic services is assessed for each location. A total of 63 and 49 new franchise locations were added during the three months ended June 30, 2006 and 2005, respectively. A total of 112 and 87 new franchise locations were added during the six months ended June 30, 2006 and 2005, respectively. Included in new franchise locations is one location that the Company developed and opened during the three months ended March 31, 2006 for which a franchisee was selected and a franchise fee was collected during the three months ended June 30, 2006. The increase in initial franchise fees for basic services resulted from continued expansion of Brooke Franchise’s franchise operations, the increase in the amount of initial franchise fees for basic services and the change to charging initial franchise fees for basic services on a per location basis.

The following table summarizes information relating to initial franchise fees for basic services.

Summary of Initial Franchise Fees For Basic Services

and the Corresponding Number of Locations

(in thousands, except number of locations)

	Start-up Related Initial Franchise Fees for Basic Services (Locations)		Conversion Related Initial Franchise Fees for Basic Services (Locations)		Company Developed Initial Franchise Fees for Basic Services (Locations)		Total Initial Franchise Fees for Basic Services (Locations)
Three months ended June 30, 2006	$6,200	(47)	$2,160	(16)	$135	(0)	$8,495	(63)
Six months ended June 30, 2006	10,440	(80)	3,480	(31)	135	(1)	14,055	(112)
Three months ended June 30, 2005	2,250	(22)	2,500	(27)	—	(-)	4,750	(49)
Six months ended June 30, 2005	4,125	(39)	4,000	(48)	—	(-)	8,125	(87)

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

The decrease in initial franchise fees for buyers assistance plans is primarily attributable to the increase in the amount charged for initial franchise fees for basic services, the change to charging initial franchise fees for basic services on a per location basis, and the establishment of a cap, or maximum amount, on initial franchise fees for buyers assistance plans that are charged for each acquisition.

Brooke Franchise provides assistance regarding the acquisition and conversion of businesses such as compilation of inspection reports, operations analysis reports and written marketing plans, all of which are to be delivered to franchisees on or prior to closing. As such, Brooke Franchise performs substantially all of the buyers assistance plan services before an acquisition closes. However, a relatively small level of buyers assistance plan services are performed during the four months after acquisition, including reimbursements for advertising and training. For this reason, a relatively small portion of the initial franchise fees for buyers assistance are correspondingly deferred until the service is performed. Brooke Franchise records initial franchise fee revenues for buyers assistance plans using the percentage of completion accounting method. To reflect revenues not yet earned, we deferred $5,000 and $118,000 of initial franchise fee revenues for buyers assistance plans as of June 30, 2006 and December 31, 2005, respectively.

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

Seller Related Revenues Seller related revenues typically are generated when a business is acquired by Brooke Franchise for sale to a franchisee. Seller related revenues include consulting fees paid directly by sellers, gains on sale of businesses from deferred payments, gains on sale of businesses relating to company-owned stores, and gains on sale of businesses relating to inventory. Seller related revenues increased $1,071,000, or 49%, to $3,244,000, in the three months ended June 30, 2006 from $2,173,000 in the three months ended June 30, 2005. Seller related revenues increased $1,121,000, or 33%, to $4,482,000, in the six months ended June 30, 2006 from $3,361,000 in the six months ended June 30, 2005. A primary aspect of Brooke Franchise’s business is the buying and selling of businesses. Therefore, all seller related revenues are considered part of normal business operations and are classified on our income statement as operating revenue.

Consulting fees. Brooke Franchise helps sellers prepare their businesses for sale by developing business profiles, tabulating revenues, sharing its document library and general sale preparation. The scope of the seller consulting engagement is largely determined by the size of the business being sold. Seller consulting fees are typically based on the transaction value, are contingent upon closing of the sales transaction, and are paid at closing. Brooke Franchise completes its consulting obligation at closing and is not required to perform any additional tasks for the seller. Therefore, with no continuing obligation on the part of Brooke Franchise, seller consulting fees paid directly by sellers are recognized immediately.

Gains on Sale of Businesses from Deferred Payments. Our business includes the buying and selling of insurance agencies and occasionally holding them in inventory. When purchasing an agency, we typically defer a portion of the purchase price, at a low or zero interest rate, to encourage the seller to assist in the transition of the agency to one of our franchisees. We carry our liability to the seller at a discount to the nominal amount we owe, to reflect the below-market interest rate. When we sell an acquired business to a franchisee (typically on the same day it is acquired), we generally sell it for the full nominal price (i.e. before the discount) paid to the seller. When the sale price of the business exceeds the carrying value, the amount in excess of the carrying value is recognized as a gain. Gains on sale resulting primarily from discounted interest rates increased $441,000, or 152%, to $731,000 in the three months ended June 30, 2006 from $290,000 in the three months ended June 30, 2005. Gains on sale resulting primarily from discounted interest rates increased $567,000, or 93%, to $1,179,000 in the six months ended June 30, 2006 from $612,000 in the six months ended June 30, 2005.

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

The calculation of the reduced carrying value, and the resulting gain on sale of businesses, is made by calculating the net present value of scheduled future payments to sellers at a current market interest rate. The following table provides information regarding the corresponding calculations:

Calculation of Seller Discounts Based On Reduced Carrying Values

(in thousands, except percentages and number of days)

	Beginning Principal Balance	Weighted Average Rate	Weighted Average Maturity	Interest Rate Used for Net Present Value	Full Nominal Purchase Price	Reduced Carrying Value	Gain on Sale from Deferred Payments
Three months ended June 30, 2006	$4,890	9.49%	731 days	9.25-9.50%	$16,203	$15,472	$731
Six months ended June 30, 2006	6,932	9.35%	947 days	9.00-9.50%	21,129	19,950	1,179
Three months ended June 30, 2005	3,216	5.50%	808 days	5.50-5.50%	9,048	8,758	290
Six months ended June 30, 2005	5,230	5.66%	795 days	5.50-8.29%	14,065	13,453	612

Gains on Sale of Businesses – Company-owned Stores. If we expect to own and operate businesses for more than one year, we consider these businesses to be company-owned stores and treat such transactions under purchase accounting principles, including booking intangible assets and recognizing the related amortization expense. By contrast, agencies purchased for resale to our franchisees (usually within one year) are carried at cost as business inventory, without the booking of intangible assets. We did not record any gains on sale resulting from the sale of company-owned stores in the three or six months ended June 30, 2006 and 2005.

Gains on Sale of Businesses – Inventoried Stores. As noted above, acquired businesses are typically sold on the same day as acquired for the same nominal price paid to the seller. However, this is not always the case and businesses are occasionally held in inventory. As such, gains and losses are recorded when an inventoried business is ultimately sold and carrying values of inventoried businesses are adjusted to estimated market value when market value is less than cost. Gains on sale resulting from the sale of inventoried stores increased $1,436,000, or 581%, to $1,683,000 in the three months ended June 30, 2006 from $247,000 in the three months ended June 30, 2005. Gains on sale resulting from the sale of inventoried stores increased $1,452,000, or 588%, to $1,699,000 in the six months ended June 30, 2006 from $247,000 in the six months ended June 30, 2005.

Income Before Income Taxes Brooke Franchise’s income before income taxes decreased $1,861,000, or 47%, to $2,081,000 for the three months ended June 30, 2006 from $3,942,000 for the three months ended June 30, 2005. Income before income taxes decreased $1,115,000, or 16%, to $5,667,000 for the six months ended June 30, 2006 from $6,782,000 for the six months ended June 30, 2005. Income before taxes decreased primarily because advertising and marketing allowance expenses increased as the result of providing additional marketing assistance to franchisees.

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

Inventoried Stores The number of total businesses purchased into inventory during the three months ended June 30, 2006 and 2005 was 14 and 25, respectively, and during the six months ended June 30, 2006 and 2005 was 26 and 38, respectively. At June 30, 2006 and December 31, 2005, respectively, Brooke Franchise held 2 and 4 businesses in inventory with respective total balances, at the lower of cost or market, of $2,128,000 and $5,058,000. Write down expense on inventoried stores, resulting from a decrease in the market values of inventoried businesses, for the three months ended June 30, 2006 and 2005 totaled $550,000 and $0, respectively, and $550,000 and $0 for the six months ended June 30, 2006 and 2005, respectively. Revenues from the operation of inventoried stores for the three months ended June 30, 2006 and 2005 totaled $293,000 and $354,000, respectively, and $691,000 and $612,000 for the six months ended June 30, 2006 and 2005, respectively. Expenses incurred in the operation of inventoried stores for the three months ended June 30, 2006 and 2005 totaled $179,000 and $171,000, respectively, and $399,000 and $310,000 for the six months ended June 30, 2006 and 2005, respectively.

The number of businesses twice-purchased into inventory within twenty-four months is an important indicator of Brooke Franchise’s success in recruiting qualified buyers. There were no businesses twice-purchased during the three months ended June 30, 2006 and 2005, or during the six months ended June 30, 2006 and 2005. Brooke Franchise is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of businesses from its inventory.

Managed Stores At June 30, 2006 and 2005, the total number of businesses managed under contract, but not owned, by Brooke Franchise was 8 and 6, respectively. Revenues from the operation of managed stores for the three months ended June 30, 2006 and 2005 totaled $1,341,000 and $259,000, respectively, and for the six months ended June 30, 2006 and 2005 totaled $2,126,000 and $482,000, respectively. Operating expenses incurred by managed stores for the three months ended June 30, 2006 and 2005 totaled $1,158,000 and $243,000, respectively, and for the six months ended June 30, 2006 and 2005 totaled $1,743,000 and $540,000, respectively. Additionally, owner’s compensation expenses incurred by managed stores for the three months ended June 30, 2006 and 2005 totaled $221,000 and $111,000, respectively, and for the six months ended June 30, 2006 and 2005 totaled $574,000 and $186,000, respectively.

Pending Stores At June 30, 2006 and 2005, the total number of businesses under contract for sale and managed by Brooke Franchise pending closing of a sale was 5 and 1, respectively. Revenues from the operation of pending stores for the three months ended June 30, 2006 and 2005 totaled $119,000 and $454,000, respectively, and for the six months ended June 30, 2006 and 2005 totaled $239,000 and $950,000, respectively. Operating expenses incurred by pending stores for the three months ended June 30, 2006 and 2005 totaled $148,000 and $410,000, respectively, and for the six months ended June 30, 2006 and 2005 totaled $234,000 and $712,000, respectively. Additionally, owner’s compensation expenses incurred by pending stores for the three months ended June 30, 2006 and 2005 totaled $76,000 and $145,000, respectively, and for the six months ended June 30, 2006 and 2005 totaled $147,000 and $301,000, respectively.

Developed Stores At June 30, 2006 and 2005, the total number of businesses owned and under development by Brooke Franchise was 3 and 0, respectively. Revenues from developed stores for the three months ended June 30, 2006 and 2005 totaled $10,000 and $0, respectively, and for the six months ended June 30, 2006 and 2005 totaled $14,000 and $0, respectively. Operating expenses incurred by developed stores for the three months ended June 30, 2006 and 2005 totaled $37,000 and $0, respectively, and for the six months ended June 30, 2006 and 2005 totaled $53,000 and $0, respectively.

Same Store Sales Revenue generation, primarily commissions from insurance sales, is an important factor in franchise financial performance and revenue generation is carefully analyzed by Brooke Franchise. Twenty-four months after initial conversion of an acquired business, Brooke Franchise considers a franchise “seasoned” and the comparison of current to prior year revenues a more reliable indicator of franchise performance. Combined same store sales of seasoned converted franchises and start up franchises for the twelve months ended June 30, 2006 and 2005 decreased 2.60% and 2.74%, respectively. The median annual revenue growth rates of seasoned converted franchises and qualifying start up franchises for the twelve months ended June 30, 2006 and 2005 were (1.11)% and (1.67)%. All same store calculations exclude profit sharing commissions.

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

Statement Balances Brooke Franchise assists franchisees by financing cyclical fluctuations of revenues, receivables and payables with commission advances recorded on franchisees’ monthly statements and granting temporary extensions of due dates for franchise statement balances owed by franchisees to Brooke Franchise. However, after initial conversion into its franchise system, Brooke Franchise expects franchisees’ monthly statements to be repaid in full at least once every four months. Franchise statement balances totaled $5,308,000 and $4,047,000, respectively, as of June 2006 and December 2005. Of these total franchise statement balances as of June 2006 and December 2005, Brooke Franchise identified statement balances totaling $3,838,000 and $1,859,000, respectively, which it categorizes as “watch” statement balances because the balances had not been repaid in full at least once in the previous four months.

Non-statement Balances Separate from short-term statement balances, Brooke Franchise also extends credit to franchisees for long-term producer development, including hiring and training new franchise employees, and for other reasons not related to monthly fluctuations of revenues. These longer term non-statement balances are not reflected in the short-term statement balances referenced above and totaled $6,647,000 and $3,334,000, respectively, as of June 2006 and December 2005. During the three months and six months ended June 2006, non-statement balances increased at a faster rate than commissions primarily as a result of the increasing use of our producer development program by an increasing number of start up franchises.

Brooke Franchise’s experience indicates that producer failure is usually identified within three months of initiating a producer development program and producer failure significantly increases the likelihood of credit losses. Therefore, Brooke Franchise categorizes as “watch” balances all balances for producers who are in the first three months of development. Watch non-statement balances totaled $409,000 and $527,000 as of June 2006 and December 2005, respectively.

Allowance for Doubtful Accounts The balance of Brooke Franchise’s Allowance for Doubtful Accounts was $1,266,000 and $716,000, respectively, on June 30, 2006 and December 31, 2005. The amount of the Allowance for Doubtful Accounts was determined based on analysis of Brooke Franchise’s watch balances, write off experience and Brooke Franchise’s evaluation of the potential for future losses. The amount of the Allowance for Doubtful Accounts increased because management expects charges to expense to increase as the result of increasing overall franchising activity.

The following table summarizes the Allowance for Doubtful Accounts activity for the six months ended June 30, 2006 and the year ended December 31, 2005 (in thousands). Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

	Balance at beginning of year	Charges to expenses	Write off statement balances	Write off non-statement balances	Balance at end of year
Allowance for Doubtful Accounts
Year ended December 31, 2005	$575	$2,974	$1,497	$1,336	$716
Six months ended June 30, 2006	$716	$1,368	$800	$18	$1,266

Lending Services Segment

Financial information relating to Brooke Credit and our Lending Services Segment is as follows (in thousands, except percentages):

	Three months ended June 30, 2006	Three months ended June 30, 2005	2006 % increase (decrease) over 2005	Six months ended June 30, 2006	Six months ended June 30, 2005	2006 % increase (decrease) over 2005
Operating Revenues
Interest income	$9,561	$5,264	82%	$17,509	$9,912	77%
Participating interest expense	(5,180)	(3,062)	69	(9,871)	(5,595)	76
Gain on sale of notes receivable	1,188	(33)	—	1,875	2,880	(35)
Other income	167	123	36	223	199	12

Total operating revenues	5,736	2,292	150	9,736	7,396	32
Operating Expenses
Other operating interest expense	705	248	184	1,013	653	55
Payroll expense	405	291	39	794	840	(5)
Amortization	201	262	(23)	384	552	(30)
Other operating expenses	914	564	62	1,986	1,106	80

Total operating expenses	2,225	1,365	63	4,177	3,151	33
Income from operations	3,511	927	279	5,559	4,245	31
Interest expense	870	356	144	1,411	582	142

Income before income taxes	$2,641	$571	363%	$4,148	$3,663	13%
Total assets (at period end)	$181,895	$105,963	72%	$181,895	$105,963	72%

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

Participating Interest Expense A portion of the interest income that Brooke Credit receives on its loans is paid out to the holders of its participation interests. Payments to these holders are accounted for as participating interest expense, which is netted against interest income in the consolidated statements of operations. Participating interest expense increased primarily as a result of the increase in participation interests that were sold by Brooke Credit. Participation interest expense represented approximately 54% and 58%, respectively, of Brooke Credit’s interest income for the three months ended June 30, 2006 and 2005. Participation interest expense represented approximately 56% and 56%, respectively, of Brooke Credit’s interest income for the six months ended June 30, 2006 and 2005.

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

Revenues from gain on sales of notes receivables decreased for the six-month period ended June 30, 2006, as compared to the six-month period ended June 30, 2005 primarily because Brooke Credit securitized notes receivables during the six-month period ended June 30, 2005, but did not securitize any notes receivables during the corresponding period in 2006.

When a sale is classified as a secured borrowing, no gain on sale is recognized, and the note receivable and the corresponding payable under participation agreement remain on the balance sheet.

One component of the gain on sales of notes receivable is the gain associated with our ongoing servicing responsibilities. When the sale of a loan participation interest is accounted for as a true sale, Brooke Credit retains servicing responsibilities for which it typically receives annual servicing fees ranging from 0.25% to 1.375% of the outstanding balance. A gain or loss is recognized immediately upon the sale of a loan participation based on whether the annual servicing fees are greater or less than the cost of servicing, which is estimated at 0.25% of the outstanding loan balance. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of servicing expenses and prepayment assumptions. For the three months ended June 30, 2006 and 2005, the net gains from loan servicing totaled $948,000 and $251,000, respectively, which consisted of gains from servicing benefits. For the six months ended June 30, 2006 and 2005, the net gains from loan servicing totaled $1,547,000 and $252,000, respectively, which consisted of gains from servicing benefits. The increase in net gains from loan servicing benefits is primarily the result of increased loan originations and loan participation sales.

In a true sale, Brooke Credit also records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the interest spread on the underlying loans sold, net of prepayment and credit loss assumptions. This spread is typically approximately 1.75% for participation loans and approximately 3.25% for securitized loan pools. For the three months ended June 30, 2006 and 2005, the net gains (losses) from interest benefits totaled $240,000 and $(284,000), respectively, which included gross gains from interest benefits of $820,000 and $203,000, respectively, and losses from write downs of retained interest asset to fair market value of $580,000 and $487,000. For the six months ended June 30, 2006 and 2005, the net gains from interest benefits totaled $328,000 and $2,628,000, respectively, which included gross gains from interest benefits of $1,478,000 and $3,479,000, respectively, and losses from write downs of retained interest asset to fair market value of $1,150,000 and $851,000, respectively. The decrease in net gains from interest benefits in 2006 is primarily the result of the securitization of notes receivables during the six-month period ended June 30, 2005 and no securitization of notes receivables during the corresponding period in 2006.

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

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed-Rate Stratum)
Prepayment speed*	10.00%	8.00%
Weighted average life	146 months	45 months
Expected credit losses*	0.50%	0.21%
Discount Rate*	11.00%	11.00%

*	Annual rates

During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%. Several factors were considered when determining the discount rate. As a starting point for analyzing this assumption, a range of the risk-free rate was used to determine a base discount rate. This base discount rate was then adjusted for various risk characteristics associated with the sold loans.

The most significant impact from the sale of loan participations and asset-backed securities has been the removal of loans from Brooke Credit’s balance sheet that Brooke Credit continues to service. As of June 30, 2006 and December 31, 2005, the balances of those off-balance sheet assets totaled $253,109,000 and $233,473,000, respectively. The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio and the resulting sale of loan participations and asset-backed securities.

Loan Servicing Assets and Liabilities When we recognize non-cash gains for the servicing benefits of loan participation sales, we book that amount as a loan servicing asset on our balance sheet. This amount is equal to our estimate of the present value of future cash flows resulting from the servicing spread. We recognize such assets only when the income allocated to our servicing responsibilities exceeds our cost of servicing, which we typically estimate at 0.25% of the loan value being serviced. Components of the servicing asset as of June 30, 2006 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$8,011
Less:
Servicing Expense	(1,447)
Discount to present value	(2,682)

Carrying Value of Retained Servicing Interest in Loan Participations	$3,882

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows was recorded as a servicing liability. Components of the servicing liability as of June 30, 2006 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$0
Less:
Servicing expense	45
Discount to present value	(16)

Carrying Value of Retained Servicing Liability in Loan Participations	$29

Loan Participations-Interest-Only Strip Receivable Asset To the extent that the difference between the rate paid by Brooke Credit to participating lenders and investors and the rate received by Brooke Credit from borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, Brooke Credit recognizes a non-cash asset, called an “Interest-only strip receivable asset,” on its balance sheet. This amount is equal to our estimate of the present value of expected future cash flows resulting from this interest spread, net of credit loss and prepayment assumptions. Components of the interest receivable asset as of June 30, 2006 were as follows (in thousands):

Estimated cash flows from interest income	$4,002
Less:
Estimated credit losses*	(81)
Discount to present value	(1,140)

Carrying Value of Retained Interest in Loan Participations	$2,781

*	Estimated credit losses from liability on sold recourse loans with balances totaling $3,845,000 as of June 30, 2006. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Securitization-Interest Receivable Asset The terms of Brooke Credit’s securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. Brooke Credit retains ownership of the resulting subordinate interest in the loan pool and has historically borrowed money from commercial banks to fund this investment. Additionally, Brooke Credit recognizes a non-cash gain from subordinate interest spread in the securitization cash flow, which is not sold to outside investors and is retained by us. Brooke Credit, therefore, retains a credit exposure in each loan pool. Brooke Credit Corporation’s subordinate interest and retained interest benefit results in a non-cash asset which is included within “Securities” on our balance sheet. As of June 30, 2006, $40,228,000 of the securities resulted from retained interest in securitizations. The fair value of these securities is comprised of the subordinate or equity interest in the securitized loan pools totaling $29,992,000 and the interest-only strip receivable asset, evidencing retained interest benefits, totaling $10,236,000. As of June 30, 2006, Brooke Credit had outstanding loans of $14,841,000 from commercial banks, the proceeds of which were used to fund its equity interest in the securitized loan pools.

Components of the interest receivable portion of securities as of June 30, 2006 were as follows (in thousands):

Estimated cash flows from interest income	$16,416
Less:
Estimated credit losses	(2,301)
Discount to present value	(3,879)

Carrying Value of Interest Receivable Portion of Securities	$10,236

Other Operating Interest Expense The increase in other operating interest expense for the three-month and six-month period ended June 30, 2006 compared to the corresponding periods in 2005 are primarily attributable to Brooke Credit retaining more loans on its balance sheet, resulting in the increased utilization of the lines of credit. Brooke Credit uses these lines of credit to fund its loans until sold in a securitization.

Other Operating Expenses The increase in other operating expenses for the three-month and six-month periods ended June 30, 2006 compared to the corresponding periods in 2005 is primarily attributable to an increase in fees paid to consultants for assistance in monitoring borrower performance, advising borrowers and otherwise assisting Brooke Credit in the preservation of collateral and improvement of borrower financial performance. Collateral preservation fees increased $661,000, or 223%, to $957,000 for the three-month period ended June 30, 2006 from $296,000 for the three-month period ended June 30, 2005. Collateral preservation fees increased $1,538,000, or 409%, to $1,914,000 for the six-month period ended June 30, 2006 from $376,000 for the six-month period ended June 30, 2005.

Income Before Income Taxes Brooke Credit’s income before income taxes increased for the three-month and six-month periods ended June 30, 2006 compared to the corresponding periods in 2005. These increases were primarily a result of increased interest income resulting from an increase in Brooke Credit’s loan origination volume and an increase in notes receivables balances held on Brooke Credit’s balance sheet at a lower cost of funds.

Loan Quality

No amounts of recourse loans and $108,000 of loans associated with securitizations were charged off during the six-months ended June 30, 2006 and no such loans were delinquent 30 days or more as of June 30, 2006. The favorable performance is primarily because loan payments generally are deducted from commissions received by Brooke Franchise prior to payment of commissions to the borrower and most other creditors. We believe that credit problems on recourse and securitized loans are more likely to be identified when Brooke Franchise collects franchisees’ monthly statement account balances than by monitoring Brooke Credit’s loan delinquencies. In addition to the direct commission loan payments that occur on a significant portion of the loan portfolio, Brooke Credit uses franchisors and other industry consultants to perform collateral preservation services. These services assist the lender in monitoring borrower performance, advising borrowers and otherwise assisting Brooke Credit in the preservation of collateral and improvement of borrower financial performance.

The terms of Brooke Credit’s securitizations (and a collateral preservation measure) require that payments on the pool of loan assets that back the securities sold to investors be paid from commissions received by Brooke Franchise prior to payment of commissions to the borrower and to most other creditors. As a result, we believe that our primary credit exposure generally results from Brooke Franchise’s collection of monthly franchisees’ statement balances rather than from loan defaults to Brooke Credit. Although we believe that credit loss exposure is limited on securitized loans and loan participations sold with recourse, Brooke Credit has reduced its expected retained interest associated with these loans by approximately $2,382,000 as of June 30, 2006 to allow for credit losses, which reduced the amount of gain on sale revenue recognized at the time of each loan sale and resulted in a reduction of the carrying value of the corresponding asset on Brooke Credit’s balance sheet. Other than these reductions in asset totals, Brooke Credit has not established a separate credit loss reserve.

Inventoried loans totaled $124,285,000 and $43,941,000, respectively, at June 30, 2006 and December 31, 2005, of which $402,000 and $627,000, respectively, were delinquent 60 days or more.

Perhaps a greater risk to Brooke Credit is the indirect exposure to credit losses that may be incurred by participating lenders and loan pool investors. In those cases in which Brooke Credit does not bear direct exposure to credit loss, if losses by participating lenders and loan pool investors reach unacceptable levels, then Brooke Credit may not be able to sell loans in the future. Our business model requires access to funding sources to originate new loans, so the inability to sell loans would have a significant adverse effect on Brooke Credit.

Brokerage Segment

Financial information relating to Brooke Brokerage and our Brokerage Segment is as follows (in thousands, except percentages):

	Three months ended June 30, 2006	Three months ended June 30, 2005	2006 % increase (decrease) over 2005	Six months ended June 30, 2006	Six months ended June 30, 2005	2006 % increase (decrease) over 2005
Operating Revenues
Insurance commissions	$647	$1,729	(63)%	$1,463	$3,466	(58)%
Policy fee income	166	433	(62)	304	793	(62)
Insurance premiums earned	—	65	(100)	—	223	(100)
Interest income	6	68	(91)	10	102	(90)
Borrower consulting fees	895	—	—	2,305	—	—
Other income	230	64	259	589	121	387

Total operating revenues	1,944	2,359	(18)	4,671	4,705	(1)
Operating Expenses
Commission expense	313	751	(58)	583	1,409	(59)
Payroll expense	500	970	(48)	972	1,934	(50)
Depreciation and amortization	112	148	(24)	219	271	(19)
Other operating expenses	779	531	47	1,666	1,069	56

Total operating expenses	1,704	2,400	(29)	3,440	4,683	(27)
Income from operations	240	(41)	—	1,231	22	5,495
Interest expense	39	85	(54)	78	170	(54)

Income before income taxes	$201	$(126)	—%	$1,153	$(148)	—%
Total assets (at period end)	$9,966	$14,731	(32)%	$9,966	$14,731	(32)%

Insurance Brokerage Insurance commission revenues, policy fee revenues, commission expense and payroll expense decreased primarily as the result of the sale of the Texas All Risk General Agency, Inc. in November 2005. Brooke Brokerage, through its wholly owned subsidiary, CJD & Associates, L.L.C., continues to conduct insurance brokerage activities at its Overland Park, Kansas and Omaha, Nebraska underwriting offices under the Davidson-Babcock trade name. Insurance commissions for Davidson-Babcock increased $15,000, or 2%, to $647,000 for the three months ended June 30, 2006 from $632,000 for the three months ended June 30, 2005. Insurance commissions for Davidson-Babcock decreased $4,000, or 1%, to $1,463,000 for the six months ended June 30, 2006 from $1,467,000 for the six months ended June 30, 2005.

Profit sharing commissions represented approximately 0% and 17%, respectively, of Brooke Brokerage’s insurance commissions for the three months ended June 30, 2006 and 2005 and approximately 8% and 18%, respectively, for the six months ended June 30, 2006 and 2005.

Commission expense represented approximately 48% and 43%, respectively, of Brooke Brokerage’s insurance commission revenue for the three months ended June 30, 2006 and 2005 and approximately 40% and 41% respectively, for the six months ended June 30, 2006 and 2005. Policy fee income represented approximately 26% and 25%, respectively, of Brooke Brokerage’s insurance commissions for the three months ended June 30, 2006 and 2005 and approximately 21% and 23%, respectively, for the six months ended June 30, 2006 and 2005.

Net commission refund expense is our estimate of the amount of Brooke Brokerage’s share of wholesale commission refunds due to policyholders resulting from future policy cancellations. As of June 30, 2006 and December 31, 2005, Brooke Brokerage recorded corresponding total commission refund liabilities of $96,000 and $86,000, respectively.

For the three months and six months ended June 30, 2006, Brooke Brokerage did not receive revenues from insurance premiums and did not incur expenses from insurance losses because it sold its captive insurance subsidiaries, The DB Group, Ltd. and DB Indemnity Ltd., to a sister company, Brooke Investments, Inc., in December 2005. Brooke Brokerage continues to manage the captives on behalf of Brooke Investments, for which it receives commissions and policy fees. The DB Group insures a portion of Brooke Franchise’s professional liability exposure and had a policy in force on June 30, 2006 that provided $5,000,000 of excess liability coverage. DB Indemnity issues financial guarantee policies to Brooke Credit and had policies in force on June 30, 2006 covering principal loan balances totaling $84,208,000.

Loan Brokerage Beginning in November 2005, Brooke Brokerage, through its wholly owned subsidiary, CJD & Associates, L.L.C., began using its industry contacts and expertise in insurance brokerage to broker loans for, and consult with, general insurance agencies specializing in hard-to-place insurance sales, captive insurance agencies selling exclusively for one insurance company and funeral homes selling final expense insurance. A growing emphasis on loan brokerage in 2006 is expected to result in an increase in consulting fees. Correspondingly, expenses for the referral of loan brokering prospects are also expected to increase throughout 2006.

Income Before Income Taxes Brooke Brokerage’s income before income taxes increased during the three months and six months ended June 30, 2006, as compared to the three-month period and six-month period ended June 30, 2005, primarily as the result of its loan brokering activity and the associated increase in revenues from consulting fees.

Liquidity and Capital Resources

Our cash and cash equivalents were $16,734,000 as of June 30, 2006, an increase of $4,413,000 from the $12,321,000 balance at December 31, 2005. During the six months ended June 30, 2006, net cash of $4,450,000 was used by operating activities which primarily resulted from an increase in notes receivable prior to an expected securitization later in 2006. Net cash of $11,495,000 was provided by financing activities which primarily resulted from debt advances of $20,324,000.

Our cash and cash equivalents were $14,481,000 as of June 30, 2005, a decrease of $5,280,000 from the $19,761,000 balance at December 31, 2004. During the six months ended June 30, 2005, net cash of $2,315,000 was provided by operating activities which primarily resulted from the $8,736,000 increase from the purchase of business inventory provided by sellers. Net cash of $10,620,000 was used by investing activities, which primarily resulted from a $9,043,000 purchase of securities related to securitization of notes receivables. Net cash of $3,025,000 was provided by financing activities.

Our current ratios (current assets to current liabilities) were 1.38 and 2.08, respectively, as of June 30, 2006 and December 31, 2005. Current assets exceeded current liabilities by approximately the same amounts at June 30, 2006 and December 31, 2005; however, the corresponding current ratio decreased because the amounts of total current assets and total current liabilities increased.

Our current ratios were 1.44 and 1.49, respectively, as of June 30, 2005 and December 31, 2004. Our current ratio will be adversely affected if business inventory increases, seller loan balances are prepaid, or additional notes are retained in our portfolio.

The loan funding needs of Brooke Credit continue to be largely met through loan participation sales, asset-backed securitizations and bank lines of credit. Brooke Credit continues to expect its loan portfolio to increase in 2006. As a result of this anticipated loan growth, Brooke Credit anticipates offering long-term debt securities to outside investors to fund collateral margin requirements of bank lines of credit, fund increases in loan inventory or fund purchases of securities associated with loan securitizations.

Brooke Corporation made an equity capital contribution to Brooke Credit during the second quarter of 2006 in the amount of $10,000,000. The contribution was funded through the issuance of short-term debt by Brooke Corporation. Brooke Corporation expects to issue long-term debt or preferred equity during 2006 for the purpose of repaying this short-term debt. If preferred equity is issued by Brooke Corporation, then proceeds received in excess of that required to repay this short-term debt shall be used to support the further growth of Brooke Corporation’s subsidiaries. Because Brooke Credit’s loan portfolio has been growing in 2006 at a faster rate than projected, it is likely that Brooke Credit will require additional equity during the remainder of 2006 to maintain adequate capital-to-asset ratios. Brooke Credit will continue to consider various equity alternatives for its capital needs.

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

Capital Commitments

The following summarizes our contractual obligations as of June 30, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term borrowings	$73,953	$73,953	$—	$—	$—
Long-term debt	56,057	30,017	19,519	4,671	1,850
Interest payments*	11,918	7,351	3,252	741	574
Operating leases (facilities)	13,311	4,887	7,150	1,271	3
Capital leases (facilities)	555	80	175	195	105
Other contractual commitments**	1,107	898	209	—	—

Total	$156,901	$117,186	$30,305	$6,878	$2,532

*	Includes interest on short-term and long-term borrowings. For additional information on the debt associated with these interest payments see footnotes 4 and 5 to our consolidated financial statements.

**	Projected future purchase price payments due to sellers of CJD & Associates, L.L.C. that are contingent on future revenues. For additional information, see footnote 16 to our consolidated financial statements.

Our principal capital commitments consist of bank lines of credit, term loans, deferred payments to business sellers and obligations under leases for our facilities. We have entered into enforceable, legally binding agreements that specify all significant terms with respect to the contractual commitment amounts in the table above.

Critical Accounting Policies

Our established accounting policies are summarized in footnotes 1 and 2 to our consolidated financial statements for the years ended December 31, 2005 and 2004, and the three-month and six-month periods ended June 30, 2006 and 2005. As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with generally accepted accounting principles.

We believe that the following accounting policies are critical. These accounting policies are more fully explained in the referenced footnote 1 to our consolidated financial statements for the years ended December 31, 2005 and 2004, and the three-month and six-month periods ended June 30, 2006 and 2005 .

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

An estimate of franchisees’ shares of undistributed commissions is made based on historical rates of commission payout, management’s experience and the trends in actual and forecasted commission payout rates. Although commission payout rates will vary, we do not expect significant variances from year to year. We regularly analyze and, if necessary, immediately change the estimated commission payout rates based on the actual average commission payout rates. The commission payout rate used in 2006 to estimate franchisees’ share of undistributed commissions was 80% and the actual average commission payout rate to franchisees (net of profit sharing commissions) was 84% for the six-month period ended June 30, 2006. We believe that these estimates will not change substantially during the remainder of 2006.

Allowance for Doubtful Accounts Our allowance for doubtful accounts is comprised primarily of allowance for estimated losses related to amounts owed to us by franchisees for short-term credit advances, which are recorded as monthly statement balances, and longer-term credit advances, which are recorded as non-statement balances. Losses from advances to franchisees are estimated by analyzing all advances recorded to franchise statements that had not been repaid within the previous four months; all advances recorded as non-statement balances for producers who are in the first three months of development, total franchise statement balances; total non-statement balances; historical loss rates; loss rate trends; potential for recoveries; and management’s experience. Loss rates will vary and significant growth in our franchise network could accelerate those variances. The effect of any such variances can be significant. The estimated allowance for doubtful accounts as of June 30, 2006 was $1,266,000. The estimated allowance was approximately 59% of the actual amount of losses from advances made to franchisees for the twelve months ended June 30, 2006, approximately 11% of the actual total combined franchise statement and non-statement balances as of June 2006, and approximately 30% of the actual combined advances recorded to franchise statements that had not been repaid during the four-month period ending June 2006 and recorded as non-statement balances for producers in the first three months of development. We believe that this estimate will increase during 2006 primarily as a result of our growing franchise operations and increased emphasis on producer development for start up franchises.

Unearned Initial Franchise Fees for Buyers Assistance Plans Services The initial franchise fees that we collect are typically allocated between basic services (for access to our trade name, suppliers, business model and management system) and buyers assistance plan services (for consulting tasks such as inspection reports, operations analysis and marketing plan development). The initial franchise fees allocated to buyers assistance plan services are recognized as revenues when the individual consulting task is completed, which requires that we estimate how much of the initial franchise fees for buyers assistance plan services are attributable to each consulting task. To make these estimates, we analyze the time required to complete the task; the level of expertise required to complete the task; the value of the task to the franchisee; and, management’s experience. Although the amounts of the initial franchise fees allocated are sometimes significant, the effect of variances on our results have not been significant, because most of the consulting tasks are completed prior to payment of the initial franchise fees at closing and all remaining consulting tasks are completed by the end of the four-month term of the buyers assistance plan consulting agreement. We believe that these estimates will not change substantially during the remainder of 2006.

Discount, Prepayment and Credit Loss Rates Used to Record Loan Participation Sales and Asset-Backed Securities Sales We regularly sell the loans that we originate to banks and finance companies. Accounting for the sale of loan participations and loan securitizations and the subsequent tests for impairment are summarized in footnote 2 to our consolidated financial statements for the years ended December 31, 2005 and 2004.

Loan participations and loan securitizations represent the transfer of notes receivable, by sale, to “participating” lenders or special purpose entities. The fair value of retained interests and servicing assets resulting from the transferred loans are recorded in accordance with the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We typically estimate fair value based on the present value of future expected cash flows which requires us to make assumptions about credit losses, prepayment speed and discount rates. Most of our loans are adjustable rate loans on which, in 2006, we assumed credit losses of 0.50% each year, prepayment speeds of 10.00% each year and a discount rate of 11.00%. These assumptions are made based on historical comparisons, management’s experience and the trends in actual and forecasted portfolio prepayment speeds, portfolio credit losses, risk-free interest rates and market interest rates. We regularly analyze the accuracy of our assumptions of prepayment speeds, credit losses and discount rate and make changes when necessary. We believe that changes to these assumptions are unlikely during the remainder of 2006.

As of December 31, 2005, we tested retained interests for impairment and the resulting analysis of prepayment speeds and credit losses for the various loan pools indicated that our assumptions were historically accurate. The effect of variances can be significant and the impact of changes in these estimates is more specifically described in footnote 2 to our consolidated financial statements for the years ended December 31, 2005 and 2004 and the three-month and six-month periods ended June 30, 2006 and 2005.

Subsequent to the initial calculation of the fair value of retained interest, the Company utilizes a fair market calculation methodology to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. The rates of write down of the retained interest are based on the current interest revenue stream, this revenue stream is based on the loan balances at the date the impairment test is completed which will include all prepayments on loans and any credit losses for those loans. As of December 31, 2005, we tested retained interests for impairment and the resulting analysis of prepayment speeds and credit losses indicated that our assumptions were historically accurate. However, because of the relatively large remaining asset balance, changes in our rate of write down of the retained interest could significantly impact our results.

Amortization and Useful Lives We acquire insurance agencies and other businesses that we intend to hold for more than one year. We record these acquisitions as Amortizable intangible assets. Accounting for Amortizable intangible assets, and the subsequent tests for impairment are summarized in footnote 1(g) to our consolidated financial statements for the years ended December 31, 2005 and 2004. The rates of amortization of Amortizable intangible assets are based on our estimate of the useful lives of the renewal rights of customer and insurance contracts purchased. We estimate the useful lives of these assets based on historical renewal rights information; management’s experience; industry standards; and trends in actual and forecasted commission payout rates. The rates of amortization are calculated on an accelerated method (150% declining balance) based on a 15-year life. As of December 31, 2005, we tested Amortizable intangible assets for impairment and the resulting analysis indicated that our assumptions were historically accurate and that the useful lives of these assets exceeded the amortization rate. The Amortizable intangible assets have a relatively stable life and, unless unforeseen circumstances occur, the life is not expected to change in the foreseeable future. Because of the relatively large remaining asset balance, changes in our estimates could significantly impact our results. We believe that these estimates will not change during the remainder of 2006.

The rates of amortization of Servicing assets are based on our estimate of repayment rates, and the resulting estimated maturity dates, of the loans that we service. Loan repayment rates are determined using assumptions about credit losses, prepayment speed and discount rates as outlined in the discussion above about the fair values of servicing assets. As of December 31, 2005, an analysis of prepayment speeds and credit losses indicated that our assumptions were historically accurate and the maturity date estimates were reasonable. Although significant changes in estimates are not expected, because of the relatively large remaining asset balance, changes in our estimates that significantly shorten the estimated maturity dates could significantly impact our results. We believe that these estimates will not change during the remainder of 2006.

Loan Origination Expenses Brooke Credit typically sells loans soon after origination and retains responsibility for loan servicing. However, most of Brooke Credit’s operating expenses are associated with loan origination. We analyze our lending activities to estimate how much of Brooke Credit’s operating expenses should be allocated to loan origination activities and, therefore, matched, or offset, with the corresponding loan origination fees collected from borrowers at loan closing. The estimated allocations of payroll and operating expenses to loan origination activities are based on management’s observations and experience; job descriptions and other employment records; and payroll records. Although not expected, significant changes in our estimate of expense allocations could significantly impact our results, because loan fees amounts are significant to us. Due to economies of scale, loan origination fees may exceed loan origination expenses during 2006, which could require us to defer the net origination fees until such time as the loans are sold.

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

Revenue Recognition Policies Revenue recognition is summarized in footnote 1(e) to our consolidated financial statements for the years ended December 31, 2005 and 2004, and the three-month and six-month periods ended June 30, 2006 and 2005.

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

Proposed Accounting Changes In August 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft which amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This exposure drafts seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. Our current off-balance sheet securitizations in our Lending Services segment could be required to be consolidated in our financial statements based on the provisions of the exposure draft. We will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the securitizations to continue to derecognize loans transferred to the securitization special purpose entities. At June 30, 2006, the securitization special purpose entities held loans totaling $122.7 million, which we could be required to consolidate into our financial statements under the provisions of this exposure draft. The final standard for this exposure draft is scheduled to be issued prior to the end of calendar year 2006.

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

Our annual meeting of the shareholders was held on April 27, 2006. At the meeting, eight directors, constituting the entire Board of Directors, were elected to hold office until the annual meeting of shareholders in 2007 or until their respective successors are elected and qualified, the shareholders approved the proposal to adopt the 2006 Brooke Corporation Equity Incentive Plan, and the shareholders approved the proposal to ratify the appointment by the Board of Directors of Summers, Spencer & Callison, CPAs, Chartered, as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

The final tabulation of votes at the annual meeting of shareholders was as follows:

Election of Directors:

	FOR	WITHHOLD AUTHORITY
Robert D. Orr	10,868,776	673,138
Leland G. Orr	10,868,576	673,338
Anita F. Larson	10,871,883	670,031
John L. Allen	11,515,815	26,099
Joe L. Barnes	11,515,642	26,271
Derrol D. Hubbard	11,515,615	26,299
Shawn T. Lowry	10,870,896	671,018
Mitchell G. Holthus	11,512,706	29,208

Approval of the 2006 Brooke Corporation Equity Incentive Plan:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTE
9,487,629	68,151	42,178	1,943,956

Ratification of Appointment of Independent Auditor:

FOR	AGAINST	ABSTAIN
11,498,281	10,322	33,311

Item 6.	Exhibits.

The following exhibits are filed as part of this report. Exhibit numbers correspond to the numbers in the exhibit table in Item 601 of Regulation S-K:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2006	BROOKE CORPORATION

	By:	/s/ Robert D. Orr
Robert D. Orr, Chief Executive Officer

	By:	/s/ Leland G. Orr
Leland G. Orr, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

[1]	Filed herewith.