Form 10-Q
period 2006-09-30
BROOKE CORP
filed 2006-10-31
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

As of September 30, 2006, there were 12,533,326 shares of the registrant’s sole class of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Brooke Corporation

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

ASSETS

	September 30, 2006	December 31, 2005
Current Assets
Cash	$31,263	$12,321
Restricted cash	993	619
Accounts and notes receivable, net	112,585	55,526
Income tax receivable	791	830
Other receivables	8,985	1,627
Securities	52,801	44,682
Interest-only strip receivable	3,289	1,412
Deposits	863	467
Prepaid expenses	922	435

Total Current Assets	212,492	117,919

Investment in Businesses	2,758	5,058

Property and Equipment
Cost	15,258	7,487
Less: Accumulated depreciation	(3,087)	(2,333)

Net Property and Equipment	12,171	5,154

Other Assets
Amortizable intangible assets	5,108	4,532
Less: Accumulated amortization	(1,791)	(1,431)
Contract database	232	341
Servicing asset	3,951	2,650
Deferred charges	1,075	779

Net Other Assets	8,575	6,871

Total Assets	$235,996	$135,002

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2006	December 31, 2005
Current Liabilities
Accounts payable	$9,653	$7,314
Premiums payable to insurance companies	5,803	5,015
Payable under participation agreements	28,055	10,857
Accrued commission refunds	729	802
Unearned insurance premiums	150	734
IBNR loss reserve	450	—
Income tax payable	3,786	474
Deferred income tax payable	1,177	1,564
Short-term debt	83,127	12,500
Current maturities of long-term debt	20,343	17,405

Total Current Liabilities	153,273	56,665
Non-current Liabilities
Deferred income tax payable	5,335	3,577
Servicing liability	26	34
Long-term debt less current maturities	20,557	33,265

Total Liabilities	179,191	93,541

Stockholders’ Equity
Common stock, $.01 par value, 99,500,000 shares authorized, 12,533,326 and 12,443,548 shares issued and outstanding	125	124
Preferred stock series 2002 and 2002A, $25 par value, 110,000 shares authorized, 49,667 shares issued outstanding	1,242	1,242
Preferred stock series 2002B, $32 par value, 34,375 authorized, 24,331 shares issued and outstanding	779	779
Preferred stock $1 par value, 20,000 authorized, 20,000 shares issued and outstanding	20	—
Additional paid-in capital preferred stock	18,876	—
Discount on preferred stock	(5,400)	—
Additional paid-in capital	36,086	35,819
Retained earnings	5,371	3,015
Accumulated other comprehensive income	(294)	482

Total Stockholders’ Equity	56,805	41,461

Total Liabilities and Stockholders’ Equity	$235,996	$135,002

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Operations

UNAUDITED

(in thousands, except per share data)

	For three months Ended September 30, 2006	For three months Ended September 30, 2005
Operating Revenues
Insurance commissions	$25,448	$21,857
Interest income (net)	5,406	2,921
Consulting fees	2,090	1,704
Gain on sale of businesses	180	619
Initial franchise fees for basic services	8,670	5,125
Initial franchise fees for buyer assistance plans	405	4,149
Gain on sale of notes receivable	4,187	(340)
Insurance premiums earned	628	333
Policy fee income	140	494
Other income	1,541	223

Total Operating Revenues	48,695	37,085

Operating Expenses
Commissions expense	20,756	17,438
Payroll expense	7,795	7,176
Depreciation and amortization	680	670
Insurance loss and loss expense	450	—
Other operating expenses	12,268	7,140
Other operating interest expense	868	657

Total Operating Expenses	42,817	33,081

Income from Operations	5,878	4,004

Other Expenses
Interest expense	1,822	1,037

Total Other Expenses	1,822	1,037

Income Before Income Taxes	4,056	2,967
Income tax expense	1,446	987

Net Income	$2,610	$1,980

Net Income per Share:
Basic	$0.20	$0.19
Diluted	$0.18	$0.18

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Operations

UNAUDITED

(in thousands, except per share data)

	For nine months Ended September 30, 2006	For nine months Ended September 30, 2005
Operating Revenues
Insurance commissions	$78,287	$65,799
Interest income (net)	13,237	7,032
Consulting fees	5,996	4,206
Gain on sale of businesses	3,061	1,476
Initial franchise fees for basic services	22,725	13,250
Initial franchise fees for buyer assistance plans	2,937	9,405
Gain on sale of notes receivable	6,079	2,551
Insurance premiums earned	787	553
Policy fee income	444	1,287
Other income	1,893	573

Total Operating Revenues	135,446	106,132

Operating Expenses
Commissions expense	60,395	49,394
Payroll expense	22,586	21,125
Depreciation and amortization	1,802	1,807
Insurance loss & loss expense	450	—
Other operating expenses	29,637	17,964
Other operating interest expense	1,881	1,415

Total Operating Expenses	116,751	91,705

Income from Operations	18,695	14,427

Other Expenses
Interest expense	4,417	2,837

Total Other Expenses	4,417	2,837

Income Before Income Taxes	14,278	11,590
Income tax expense	5,225	4,164

Net Income	$9,053	$7,426

Net Income per Share:
Basic	$0.71	$0.71
Diluted	$0.64	$0.69

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity

UNAUDITED

(in thousands, except common shares)

	Common Shares	Common Stock	Preferred Stock	Preferred Add’l Paid-In Capital	Preferred Stock Discount	Add’l Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
Balances, December 31, 2004	9,381,518	$94	$2,021	$—	$—	$4,677	$43	$501	$7,336
Dividends paid							(6,733)		(6,733)
Equity issuance from stock options	187,030	1				713			714
Equity issuance	2,875,000	29				30,429			30,458
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								(19)	(19)
Net income							9,705		9,705

Total comprehensive income									9,686

Balances, December 31, 2005	12,443,548	$124	$2,021	$—	$—	$35,819	$3,015	$482	$41,461

Dividends paid							(6,697)		(6,697)
Equity issuance from stock options	89,778	1				267			268
Equity issuance			20	18,876	(5,400)				13,496
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								(849)	(849)
Currency translation adjustment, net of income taxes								73	73
Net income							9,053		9,053

Total comprehensive income									8,277

Balances, September 30, 2006	12,533,326	$125	$2,041	$18,876	$(5,400)	$36,086	$5,371	$(294)	$56,805

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Cash Flows

UNAUDITED

(in thousands)

	For nine months Ended September 30, 2006	For nine months Ended September 30, 2005
Cash flows from operating activities:
Net income	$9,053	$7,426
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	817	636
Amortization	985	1,171
Gain on sale of businesses	(3,061)	(1,476)
Deferred income tax expense	1,913	—
Gain on sale of notes receivable	(6,079)	(2,551)
Purchase of business inventory provided by sellers	11,952	14,319
(Increase) decrease in assets:
Accounts and notes receivable	(57,059)	(47,237)
Other receivables	(7,358)	(3,684)
Prepaid expenses and other assets	(883)	(660)
Business inventory	2,300	(3,738)
Increase (decrease) in liabilities:
Accounts and expenses payable	2,339	1,760
Other liabilities	72,062	35,462

Net cash provided by operating activities	26,981	1,428

Cash flows from investing activities:
Cash payments for securities	(13,312)	(9,043)
Cash payments for property and equipment	(7,888)	(778)
Purchase of subsidiary and business assets	—	(1,269)
Sale of subsidiary and business assets	—	499

Net cash used in investing activities	(21,200)	(10,591)

Cash flows from financing activities:
Dividends paid	(6,697)	(4,699)
Cash proceeds from stock issuance	13,932	31,021
Loan proceeds on debt	13,266	15,465
Payments on bond maturities	(80)	(4,385)
Advances and payments on short-term borrowing	9,269	(1,619)
Payments on long-term debt	(16,529)	(29,812)

Net cash provided by financing activities	13,161	5,971

Net increase (decrease) in cash and cash equivalents	18,942	(3,192)
Cash and cash equivalents, beginning of period	12,321	19,761

Cash and cash equivalents, end of period	$31,263	$16,569

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2005. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2006 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

Significant intercompany accounts and transactions have been eliminated in the consolidation of the financial statements.

A complete summary of significant accounting policies is included in footnote 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2005.

(b) Organizational Changes

Brooke Securitization Company 2006-1, LLC was formed during April 2006 and was the true sale purchaser of Brooke Credit Corporation loans and was the issuer of certain floating rate asset-backed notes in connection with the 2006-1 securitization that closed on July 31, 2006.

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

(d) Allowance for Doubtful Accounts

The Company estimates that a certain level of accounts receivable, primarily franchisee account balances, will be uncollectible; therefore, an allowance has been recognized for uncollectible amounts. The Company’s franchise subsidiary established allowances of $1,266,000 at September 30, 2006 and $716,000 at December 31, 2005, respectively, against commission advance amounts owed by franchisees. The Company’s franchise subsidiary regularly assists its franchisees by providing commission advances during months when commissions are less than expected, but expects repayment of all such advances within four months. At September 30, 2006, the amount of allowance was determined after specific analysis of all franchise advances classified as “watch” status.

The following schedule entitled “Valuation and Qualifying Accounts” summarizes the Allowance for Doubtful Accounts activity for the periods ended September 30, 2006 and December 31, 2005 (in thousands). Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Charges to Expenses	Write Offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2005	$575	$2,974	$2,833	$716
Period ended September 30, 2006	$716	$3,752	$3,202	$1,266

The Company does not accrue interest on loans that are 90 days or more delinquent and payments received on all such loans are applied to principal. Loans and accounts receivables are written off when management determines that collection is unlikely. This determination is made based on management’s experience and evaluation of the debtor’s creditworthiness.

(e) Revenue Recognition

Commissions. The Company has estimated and accrued a liability for commission refunds of $729,000 and $802,000 at September 30, 2006 and December 31, 2005, respectively.

(f) Amortizable Intangible Assets

Amortization was $360,000 and $326,000 for the nine-month periods ended September 30, 2006 and 2005, respectively.

In connection with the Company’s acquisition of 100% of the outstanding ownership interests of CJD & Associates, L.L.C., additional payments of the purchase price have been made in the amount of $2,278,000 since the initial purchase in July of 2002 and recorded as Amortizable Intangible Assets.

As a result of the acquisition of CJD & Associates, L.L.C. on July 1, 2002, the Company recorded additional Amortizable Intangible Assets of $50,000 (net of accumulated amortization of $145,000).

(g) Investment in Businesses

The number of businesses purchased to hold in inventory for sale for the nine-month periods ended September 30, 2006 and 2005 was 32 and 50, respectively. Correspondingly, the number of businesses sold from inventory for the nine-month periods ended September 30, 2006 and 2005 was 33 and 49, respectively. At September 30, 2006 and December 31, 2005, the “Investment in Businesses” inventory consisted of 3 businesses and 4 businesses, respectively, with fair market values totaling $2,758,000 and $5,058,000, respectively.

(h) Deferred Charges

Net of amortization, the balance of all prepaid expenses at September 30, 2006 and December 31, 2005 was $1,075,000 and $779,000, respectively. Through the third quarter of 2006 there were an additional $457,000 in deferred charges primarily associated with the Fifth Third Bank line of credit transaction that closed during September 2006 for the purpose of originating loans by Brooke Credit Corporation.

(i) Per Share Data

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Diluted net income per share is calculated by including the probable conversion of employee stock options to common stock and the conversion of preferred stock and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the nine-month periods ended September 30, 2006 and 2005 were $146,000 and $146,000, respectively.

(in thousands, except per share data)	September 30, 2006	September 30, 2005
Basic Earnings Per Share
Net Income	$9,053	$7,426
Less: Preferred Stock Dividends	(146)	(146)

Income Available to Common Stockholders	8,907	7,280
Average Common Stock Shares	12,498	10,193

Basic Earnings Per Share	$0.71	$0.71

	September 30, 2006		September 30, 2005
Diluted Earnings Per Share
Net Income		$9,053		$7,426
Less: Preferred Stock Dividends on Non-Convertible Shares		(146)		(146)

Income Available to Common Stockholders		8,907		7,280
Average Common Stock Shares	12,498		10,193
Plus: Assumed Exercise of 249,550 and 418,100 Stock Options	250		418
Assumed Exercise of 1,176,471 Preferred Stock	1,176	13,924	—	10,611

Diluted Earnings Per Share		$0.64		$0.69

(j) Buyers Assistance Plans

Unearned BAP and other related fees are recorded in accounts payable and were $0 and $118,000 at September 30, 2006 and December 31, 2005, respectively.

(k) Advertising

Total advertising and marketing expense for the nine-month periods ended September 30, 2006 and 2005 was $10,029,000 and $7,028,000, respectively.

(l) Restricted Cash

In connection with Industrial Revenue Bonds, the amount of cash held at First National Bank of Phillipsburg at September 30, 2006 and December 31, 2005 was $41,000 and $72,000, respectively.

In connection with future loan payments of Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Securitization Company 2004A, LLC, Brooke Capital Company, LLC, Brooke Securitization Company V, LLC and Brooke Securitization Company 2006-1, LLC, the amount of commissions held at September 30, 2006 and December 31, 2005 was $952,000 and $547,000, respectively.

(m) Securities

The carrying values of securities were $52,801,000 and $44,682,000 at September 30, 2006 and December 31, 2005, respectively, and consisted primarily of two types of securities, interest-only strip receivables in loan securitizations and retained interests in loan securitizations. The aggregate carrying values of $52,800,000 and $44,681,000 at September 30, 2006 and December 31, 2005, respectively, for the corresponding marketable securities approximates the fair value as calculated by the Company using reasonable assumptions.

The carrying values of the interest-only strip receivable in loan securitizations were $12,191,000 and $11,158,000 at September 30, 2006 and December 31, 2005, respectively. The carrying values of retained interests were $40,609,000 and $33,523,000 at September 30, 2006 and December 31, 2005, respectively. The amount of unrealized loss on the interest-only strip receivable was $380,000 at September 30, 2006, while there was an unrealized gain of $575,000 at December 31, 2005.

(n) Other Operating Interest Expense

Operating interest expense includes interest paid by the Company’s finance subsidiary to DZ BANK AG Deutsche Zentral-Genossenschaftsbank on a line of credit loan for the purpose of originating insurance agency loans and funeral home loans in the United States, to Fifth Third Bank on a line of credit loan for the purpose of originating funeral home loans in Canada and to Fifth Third Bank on a line of credit loan for the purpose of originating insurance agency and funeral home loans in the United States; therefore, this interest was accounted for as an operating expense. The interest paid on these lines of credit for the nine-month periods ended September 30, 2006 and 2005 was $1,881,000 and $1,013,000, respectively. The finance subsidiary also paid interest to bondholders until the bonds were called in August 2005 and paid in full. The funds received from the sale of the bonds were for the purpose of originating loans and the associated interest expense was, therefore, accounted for as an operating expense. Bond interest expenses for the nine-month periods ended September 30, 2006 and 2005 were $0 and $245,000, respectively. The Company also paid interest to debenture holders in 2005. The funds received from the sale of debentures were used by the finance subsidiary to originate loans and the associated interest expense was, therefore, accounted for as an operating expense. The debenture interest expenses for the nine-month periods ended September 30, 2006 and 2005 were $0 and $157,000, respectively. The debentures were called and paid in full in December 2005.

(o) Stock-Based Compensation

The Company has granted stock options to employees of the Company pursuant to its 2001 Compensatory Stock Option Plan. The Company adopted SFAS 123R, “Share-Based Payment,” on January 1, 2006. For the nine-month period ended September 30, 2006, the Company’s net income was reduced by $38,000 and its income per fully diluted share remained at $0.64. For the nine-month period ended September 30, 2005, the Company’s net income would have been reduced by $176,000 and its income per fully diluted share would have been reduced to $0.67, if the compensation cost for the stock options had been determined in 2005 based on the fair value at the date of grant pursuant to the provisions of SFAS 123R, “Share-Based Payment.” The Company’s assumptions made when calculating the fair value of the stock option were expected stock volatility of 10%; risk-free interest rate of 5%; and dividend rate of 1%. See footnote 12 for additional disclosures.

(in thousands, except per share data)	For the period ended September30, 2006	For the period ended September 30, 2005
Net income as reported	$9,053	$7,426
Total stock-based employee compensation cost determined under fair value method for all awards, net of related income tax effects		(176)

Pro forma net income		7,250
Basic earnings per share:
As reported	0.71	0.71
Pro forma		0.70
Diluted earnings per share:
As reported	0.64	0.69
Pro forma		0.67

(p) Interest-only Strip Receivable

The aggregate carrying values of interest-only-strip receivables were $3,289,000 and $1,412,000 at September 30, 2006 and December 31, 2005, respectively. The amount of unrealized gain on the interest-only strip receivable was $13,000 at September 30, 2006 and the amount of unrealized loss on the interest-only strip receivable was $93,000 at December 31, 2005. The interest-only strip receivables have varying dates of maturities ranging from the third quarter of 2010 to the fourth quarter of 2021.

(q) Equity Rights and Privileges

In September 2006, the Company issued to an accredited institutional investor in a private placement transaction 20,000 shares of its newly designated 13% Perpetual Convertible Preferred Stock Series 2006, par value $1.00 per share, which are convertible initially into 1,176,471 shares of the Company’s common stock at a price of $17.00 per share, subject to anti-dilution adjustments. The stated value per share is $1,000. The gross proceeds of the offering were $14,600,000, before expenses and underwriter commissions and after a discount of $5,400,000.

The holders of the Company’s 2006 convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 13% per annum of the stated value of such stock, after 2 years, if determined by the Board of Directors. The holders of 2006 convertible preferred stock do not have voting rights. In the case of liquidation or dissolution of the Company, the holders of the 2006 convertible preferred stock shall be entitled to be paid in full the stated value, $1,000 per share, after payment of full liquidation value to the holders of 2002 convertible preferred stock, 2002A convertible preferred stock and 2002B convertible preferred stock, and before the holders of common stock.

In September 2006, in conjunction with the sale of the 2006 convertible preferred stock, the Company issued warrants to purchase 235,294 shares of the Company’s common stock at an exercise price per share of $24.00, subject to anti-dilution adjustments. These warrants were exercisable immediately and expire after September 2010.

2. Notes Receivable

At September 30, 2006 and December 31, 2005, accounts and notes receivable consisted of the following:

(in thousands)	09/30 /2006	12/31/2005
Business loans	$357,489	$243,611
Less: Business loans sold	(302,348)	(219,886)
Commercial real estate loans	54,984	33,803
Less: Real estate loans sold	(44,139)	(24,444)
Loans with subsidiaries	6,374	5,166
Less: Subsidiary loans sold	(6,374)	(5,166)
Plus: Loan participations not classified as a true sale	28,055	10,857

Total notes receivable, net	94,041	43,941
Interest earned not collected on notes*	2,441	1,382
Customer receivables	17,369	10,919
Allowance for doubtful accounts	(1,266)	(716)

Total accounts and notes receivable, net	$112,585	$55,526

*	The Company has a corresponding liability for interest payable to participating lenders in the amounts of $738,000 and $480,000 at September 30, 2006 and December 31, 2005, respectively.

The transfers that do not meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as secured borrowings and the balances are recorded as both a note receivable asset and participation payable liability. At September 30, 2006 and December 31, 2005, secured borrowings totaled $28,055,000 and $10,857,000, respectively.

Of the notes receivable sold, at September 30, 2006 and December 31, 2005, $318,432,000 and $233,473,000, respectively, were accounted for as sales because the transfers meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

In April 2003, Brooke Credit Corporation sold $15,825,000 of loans to qualifying special purpose entity Brooke Acceptance Company LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $13,350,000 of asset-backed securities were issued to accredited investors by Brooke Acceptance Company LLC. Brooke Credit Corporation received servicing income of $4,000 and $6,000, respectively, from the primary servicer for the nine-month periods ended September 30, 2006 and 2005. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $2,607,000 and $3,511,000, respectively, on September 30, 2006 and December 31, 2005. This security is comprised of retained interest totaling $257,000 and retained equity in the special purchase entity totaling $2,350,000.

In November 2003, Brooke Credit Corporation sold $23,526,000 of loans to qualifying special purpose entity Brooke Captive Credit Company 2003, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $18,500,000 of asset-backed securities were issued to accredited investors by Brooke Captive Credit Company 2003, LLC. Brooke Credit Corporation received servicing income of $7,000 and $9,000, respectively, from the primary servicer for the nine-month periods ended September 30, 2006 and 2005. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $4,276,000 and $6,556,000, respectively, on September 30, 2006 and December 31, 2005. This security is comprised of retained interest totaling $298,000 and retained equity in the special purchase entity totaling $3,978,000.

In June 2004, Brooke Credit Corporation sold $24,832,000 of loans to qualifying special purpose entity Brooke Securitization Company 2004A, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $20,000,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company 2004A, LLC. Brooke Credit Corporation received servicing income of $6,000 and $8,000 from the primary servicer for the nine-month periods ended September 30, 2006 and 2005, respectively. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with a balance of $3,455,000 and $4,721,000, respectively, on September 30, 2006 and December 31, 2005. This security is comprised of retained interest totaling $834,000 and retained equity in the special purchase entity totaling $2,621,000.

In March 2005, Brooke Credit Corporation sold $40,993,000 of loans to qualifying special purpose entity Brooke Capital Company, LLC. This sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $32,000,000 of asset-backed securities were issued to accredited investors by Brooke Capital Company, LLC. Brooke Credit Corporation received servicing income of $28,000 and $21,000, respectively, from the primary servicer for the nine-month periods ended September 30, 2006 and 2005. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivables retained were recorded on the Company’s books as a security with a balance of $9,831,000 and $11,692,000, respectively, at September 30, 2006 and December 31, 2005. This security is comprised of retained interest totaling $2,046,000 and retained equity in the special purpose entity totaling $7,785,000.

In December 2005, Brooke Credit Corporation sold $64,111,000 of loans to qualifying special purpose entity Brooke Securitization Company V, LLC. The sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $51,500,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company V, LLC. Brooke Credit Corporation received servicing income of $47,000 from the primary servicer for the nine-month period ended September 30, 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivables retained were recorded on the Company’s books as a security with a balance of $15,488,000 and $18,201,000, respectively, at September 30, 2006 and December 31, 2005. This security is comprised of retained interest totaling $4,620,000 and retained equity in the special purpose entity totaling $10,868,000.

In July 2006, Brooke Credit Corporation sold $65,433,000 of loans to qualifying special purpose entity Brooke Securitization Company 2006-1, LLC. The sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $52,346,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company 2006-1, LLC. Brooke Credit Corporation received servicing income of $11,000 from the primary servicer for the nine-month period ended September 30, 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivables retained were recorded on the Company’s books as a security with a balance of $17,143,000, at September 30, 2006. This security is comprised of retained interest totaling $4,136,000 and retained equity in the special purpose entity totaling $13,007,000.

At September 30, 2006 and December 31, 2005, the Company had transferred assets with balances totaling $318,432,000 and $233,473,000, respectively, resulting in pre-tax gains for the nine-month periods ended September 30, 2006 and 2005 of $6,079,000 and $2,551,000, respectively.

At September 30, 2006 and December 31, 2005, the fair value of retained interest recorded by the Company was $15,480,000 and $12,570,000, respectively. Of the totals at September 30, 2006, $3,289,000 was listed as interest-only strip receivable on the Company’s balance sheet and $12,191,000 in retained interest carried in the Company’s securities. Of the totals at December 31, 2005, $1,412,000 was listed as interest-only strip receivable on the Company’s balance sheet and $11,158,000 in retained interest carried in the Company’s securities.

Of the business and real estate loans at September 30, 2006 and December 31, 2005, $2,627,000 and $3,807,000, respectively, in loans were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. At September 30, 2006, all such recourse loans: a) had no balances more than 60 days past due; b) had adequate collateral; and c) were not in default.

At September 30, 2006 and December 31, 2005, the value of the servicing asset recorded by the Company was $3,951,000 and $2,650,000, respectively.

At September 30, 2006 and December 31, 2005, the value of the servicing liability recorded by the Company was $26,000 and $34,000, respectively.

At September 30, 2006, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year were as follows (rates per annum):

	Business Loans (Adjustable-Rate Stratum)*	Business Loans (Fixed-Rate Stratum)
Prepayment speed	10.00%	8.00%
Weighted average life (months)	141	42
Expected credit losses	0.50%	0.21%
Discount rate**	11.00%	11.00%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for loans prior to the third quarter of 2004, the rate is adjusted annually on December 31 . Beginning in the third quarter of 2004, contract terms on new loans are adjusted monthly or daily to an index as noted above.
**	During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%.

At September 30, 2006, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(in thousands except percentages)	Business Loans (Fixed & Adjustable Rate Stratum)
Prepayment speed (annual rate)	8.00% -10.00%
Impact on fair value of 10% adverse change	(507)
Impact on fair value of 20% adverse change	(988)
Expected credit losses (annual rate)	0.21% - 0.50%
Impact on fair value of 10% adverse change	(238)
Impact on fair value of 20% adverse change	(475)
Discount rate (annual)*	11.00%
Impact on fair value of 10% adverse change	(757)
Impact on fair value of 20% adverse change	(1,433)

*	During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%.

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interests and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interests and servicing assets on loans sold totaling $318,432,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interests in loans sold with recourse to participating lenders and loans sold in securitizations.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Servicing Asset

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$8,052	$7,853
Servicing expense	(1,414)	(1,368)
Discount of estimated cash flows at 11.00% rate	(2,766)	(2,685)

Carrying value of servicing asset after effect of increases	3,872	3,800
Carrying value of servicing asset before effect of increases	3,951	3,951

Decrease of carrying value due to increase in prepayments	$(79)	$(151)

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$26,585	$25,614
Estimated credit losses	(3,326)	(3,196)
Discount of estimated cash flows at 11.00% rate	(8,207)	(7,775)

Carrying value of retained interests after effect of increases	15,052	14,643
Carrying value of retained interests before effect of increases	15,480	15,480

Decrease of carrying value due to increase in prepayments	$(428)	$(837)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$27,611	$27,611
Estimated credit losses	(3,810)	(4,156)
Discount of estimated cash flows at 11.00% rate	(8,559)	(8,450)

Carrying value of retained interests after effect of increases	15,242	15,005
Carrying value of retained interests before effect of increases	15,480	15,480

Decrease of carrying value due to increase in credit losses	$(238)	$(475)

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$8,268	$8,268
Servicing expense	(1,464)	(1,464)
Discount of estimated cash flows	(3,022)	(3,162)

Carrying value of servicing asset after effect of increases	3,782	3,642
Carrying value of servicing asset before effect of increases	3,951	3,951

Decrease of carrying value due to increase in discount rate	$(169)	$(309)

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$27,611	$27,611
Estimated credit losses	(3,464)	(3,464)
Discount of estimated cash flows	(9,255)	(9,791)

Carrying value of retained interests after effect of increases	14,892	14,356
Carrying value of retained interests before effect of increases	15,480	15,480

Decrease of carrying value due to increase in discount rate	$(588)	$(1,124)

The following is an illustration of disclosure of static pool credit losses to the Company for loan participations sold with recourse and loans sold in securitizations. “Static pool credit loss” is an analytical tool that matches credit losses with the corresponding loans so that loan growth does not distort or minimize actual loss rates. The Company discloses static pool loss rates by measuring credit losses for loans sold in each of the last three years.

	Recourse & Securitized Loans Sold in
	2006	2005	2004
Actual & Projected Credit Losses (%) at:
September 30, 2006	0%	0%	0%
December 31, 2005		0	0
December 31, 2004			0

The following table presents quantitative information about delinquencies, net credit losses and components of loan participations sold with recourse, unsold, or inventoried, loans and the equity interest carried in securities balance at and for the periods ended September 30, 2006 and December 31, 2005:

(in thousands)	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses**
	2006	2005	2006	2005	2006	2005
Type of Loan
Participations sold with recourse	$2,627	$3,807	$0	$0	$0	$0
Inventory loans	94,041	43,941	1,253	627	142	13
Equity interest in securities balance	40,609	33,523	0	0	108	0

Total loans managed	$137,277	$81,271	$1,253	$627	$250	$13

*	Loans 60 days or more past due are based on end of period total loans.
**	Net credit losses are charge-offs and are based on total loans outstanding.

3. Property and Equipment

A summary of property and equipment and depreciation is as follows:

(in thousands)	September 30, 2006	December 31, 2005
Furniture	$2,599	$1,193
Office and computer equipment	3,021	2,282
Automobiles and airplanes	1,515	1,397
Building and leasehold improvements	7,117	2,103
Land	1,006	512

	15,258	7,487
Less: Accumulated depreciation	(3,087)	(2,333)

Property and equipment, net	$12,171	$5,154

Depreciation expense	$817	$820

4. Bank Loans, Notes Payable, and Other Long-Term Obligations

(in thousands)	September 30, 2006	December 31, 2005
Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 9.75%. Interest rates on these notes range from 4.00% to 7.00% and maturities range from October 2006 to September 2015.	$22,550	$25,739
Valley View Bank line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit due January 2007. Interest rate is variable and was 10.25% at September 30, 2006, with interest due monthly.	3,634	2,708
Fifth Third Bank, Canadian Branch line of credit. Maximum line of credit available of $10,000,000 (Canadian dollars). Collateralized by notes receivable. Line of credit due February 2007. Interest rate is variable and was 7.00% at September 30, 2006, with interest due monthly.	8,856	—
Fifth Third Bank line of credit. Maximum line of credit available of $80,000,000. Collateralized by notes receivable. Line of credit due October 2009. Interest rate is variable and was 5.38% at September 30, 2006, with interest due monthly.	24,252	—
DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit. Maximum line of credit available of $80,000,000. Collateralized by notes receivable. Line of credit due August 2009. Interest rate is variable and was at 5.33% at September 30, 2006, with interest due monthly.	24,328	6,078
Company debt with banks. These notes are payable to banks and collateralized by various assets of the Company. Interest rates on these notes range from 7.75% to 12.25%. Maturities range from October 2006 to September 2021.	39,892	28,050

Total bank loans and notes payable	123,512	62,575
Capital lease obligation (See Note 5)	515	595

Total bank loans, notes payable and other long-term obligations	124,027	63,170
Less: Current maturities and short-term debt	(103,470)	(29,905)

Total long-term debt	$20,557	$33,265

The renewal rights associated with the collateral interests of seller notes payable had estimated annual commissions of $45,483,000 and $38,491,000 at September 30, 2006 and December 31, 2005, respectively.

Interest incurred on bank loans, notes payable and other long-term obligations for the nine-month periods ended September 30, 2006 and 2005 was $6,298,000 and $4,252,000, respectively.

Bank loans, notes payable and other long-term obligations mature as follows:

Twelve Months Ended September 30 (in thousands)	Bank Loans & Notes Payable	Capital Lease	Total
2007	$103,390	$80	$103,470
2008	11,571	90	11,661
2009	3,364	90	3,454
2010	1,241	100	1,341
2011	690	100	790
Thereafter	3,256	55	3,311

	$123,512	$515	$124,027

5. Long-Term Debt, Capital Leases

Future capital lease payments and long-term operating lease payments are as follows:

Twelve Months Ended September 30 (in thousands)	Capital Real Estate	Operating Real Estate	Total
2007	$117	$5,617	$5,734
2008	122	4,935	5,057
2009	115	2,759	2,874
2010	118	1,144	1,262
2011	110	488	598
2012	57	17	74

Total minimum lease payments	639	$14,960	$15,599

Less amount representing interest	(124)

		December 31, 2005
Total obligations under capital leases	515	$595
Less current maturities of obligations under capital leases	(80)	(80)

Obligations under capital leases payable after one year	$435	$515

6. Income Taxes

Net income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. The elements of income tax expense are as follows:

(in thousands)	September 30, 2006	September 30, 2005
Current	$3,312	$3,318
Deferred	1,913	846

	$5,225	$4,164

For the nine-month period ended September 30, 2006, income of $527,000 was earned in Bermuda and is excluded from the U.S. federal tax. Under current Bermuda law, DB Indemnity, Ltd. and The DB Group, Ltd. are not required to pay any taxes in Bermuda on either income or capital gains. They have received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed they will be exempted from taxation until March 28, 2016.

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	September 30, 2006	September 30, 2005
U.S. federal statutory tax rate	35%	35%
State statutory tax rate	4	4
Miscellaneous	(2)	(3)

Effective tax rate	37%	36%

Reconciliation of income tax receivable:

(in thousands)	September 30, 2006	December 31, 2005
Income tax receivable – Beginning balance, January 1	$830	$—
Income tax payments over (under) current tax liability	(39)	830

Income tax receivable – Ending balance	$791	$830

Reconciliation of deferred tax liability:

(in thousands)	September 30, 2006	December 31, 2005
Deferred income tax liability – Beginning balance, January 1	$5,141	$481
Accumulated other comprehensive income, unrealized gain (loss) on interest-only strip receivables	(543)	(19)
Accelerated tax depreciation	—	—
Gain on sale of notes receivable	1,914	4,679

Ending Balance	$6,512	$5,141

(in thousands)	September 30, 2006	December 31, 2005
Deferred income tax liability-Current	$1,177	$1,564
Deferred income tax liability-Long-term	5,335	3,577

Deferred income tax liability-Total	$6,512	$5,141

Deferred tax liabilities were recorded to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.

7. Employee Benefit Plans

No employer contributions were charged to expense for the nine-month periods ended September 30, 2006 and 2005.

8. Concentration of Credit Risk

At September 30, 2006, the Company had account balances of $28,525,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

At September 30, 2006, the Company had sold participation interests in loans totaling $39,575,000 to one financial institution. This represents 22% of the participation interests sold at September 30, 2006, excluding loans sold for securitization.

9. Segment and Related Information

The Company’s three reportable segments as of and for the periods ended September 30, 2006 and 2005 consisted of its Franchise Services Business, its Brokerage Business and its Lending Services Business.

The Company assesses administrative fees to each business segment for legal, corporate and administrative services. Administrative fees for Franchise Services, Lending Services and Brokerage Business for the nine-month period ended September 30, 2006 totaled $3,600,000, $1,350,000 and $1,350,000, respectively, and for the nine-month period ended September 30, 2005 totaled $3,825,000, $1,350,000 and $90,000, respectively.

Revenues, expenses, assets and liabilities that are not allocated to one of the three reportable segments are categorized as “Corporate.” Activities associated with Corporate include functions such as accounting, auditing, legal, human resources and investor relations. Activities associated with Corporate also include real estate ownership and corporate real estate management through Brooke Investments, Inc. and the operation of captive insurance companies that self-insure portions of the professional insurance agents’ liability exposure of Brooke Franchise Corporation, its affiliated companies and its franchisees and provide financial guaranty policies to Brooke Credit Corporation and its participating lenders.

The tables below reflect summarized financial information concerning the Company’s reportable segments for the three-month and nine-month periods ended September 30, 2006 and 2005:

For the three months ended September 30, 2006 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$24,582	$866	$—	$—	$—	$25,448
Policy fee income	—	140	—	—	—	140
Insurance premiums earned	—	—	—	640	(12)	628
Interest income	77	4	5,248	152	(75)	5,406
Gain on sale of notes receivable	—	—	4,193	—	(6)	4,187
Consulting fees	450	1,640	—	—	—	2,090
Initial franchise fees for basic services	8,670	—	—	—	—	8,670
Initial franchise fees for buyers assistance plans	405	—	—	—	—	405
Gain on sale of businesses	180	—	—	—	—	180
Other income	512	322	239	1,350	(882)	1,541
Total Operating Revenues	34,876	2,972	9,680	2,142	(975)	48,695
Interest expense	441	37	1,775	511	(74)	2,690
Commissions expense	20,475	281	—	—	—	20,756
Payroll expense	5,956	575	396	868	—	7,795
Depreciation and amortization	17	119	233	308	3	680
Insurance loss and loss expense	—	—	—	450	—	450
Other operating expenses	9,562	1,080	2,661	(141)	(894)	12,268
Total Expenses	36,451	2,092	5,065	1,996	(965)	44,639
Income Before Income Taxes	(1,575)	880	4,615	146	(10)	4,056
Segment assets	57,007	10,290	190,217	80,897	(102,415)	235,996
Expenditures for segment assets	—	—	13,312	5,251	—	18,563

For the three months ended September 30, 2005 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$19,991	$1,866	$—	$—	$—	$21,857
Policy fee income	—	494	—	—	—	494
Insurance premiums earned	—	333	—	—	—	333
Interest income	36	70	2,974	34	(193)	2,921
Gain on sale of notes receivable	—	—	(359)	—	19	(340)
Consulting fees	1,704	—	—	—	—	1,704
Initial franchise fees for basic services	5,125	—	—	—	—	5,125
Initial franchise fees for buyers assistance plans	4,149	—	—	—	—	4,149
Gain on sale of businesses	617	—	—	2	—	619
Other income	225	57	63	12	(134)	223
Total Operating Revenues	31,847	2,820	2,678	48	(308)	37,085
Interest expense	427	84	952	424	(193)	1,694
Commissions expense	16,636	802	—	—	—	17,438
Payroll expense	4,990	1,017	276	893	—	7,176
Depreciation and amortization	23	160	284	198	5	670
Other operating expenses	7,037	530	322	(615)	(134)	7,140
Total Expenses	29,113	2,593	1,834	900	(322)	34,118
Income Before Income Taxes	2,734	227	844	(852)	14	2,967
Segment assets	60,774	16,272	129,230	50,946	(86,580)	170,642
Expenditures for segment assets	10,984	6	—	40	—	11,030

For the nine months ended September 30, 2006 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$75,958	$2,329	$—	$—	$—	$78,287
Policy fee income	—	444	—	—	—	444
Insurance premiums earned	—	—	—	846	(59)	787
Interest income	199	14	12,886	380	(242)	13,237
Gain on sale of notes receivable	—	—	6,068	—	11	6,079
Consulting fees	2,051	3,945	—	—	—	5,996
Initial franchise fees for basic services	22,725	—	—	—	—	22,725
Initial franchise fees for buyers assistance plans	2,937	—	—	—	—	2,937
Gain on sale of businesses	3,061	—	—	—	—	3,061
Other income	1,558	911	462	1,364	(2,402)	1,893
Total Operating Revenues	108,489	7,643	19,416	2,590	(2,692)	135,446
Interest expense	1,261	115	4,199	964	(241)	6,298
Commissions expense	59,531	864	—	—	—	60,395
Payroll expense	17,390	1,547	1,190	2,459	—	22,586
Depreciation and amortization	51	338	617	788	8	1,802
Insurance loss and loss expense	—			450	—	450
Other operating expenses	26,164	2,746	4,647	(1,459)	(2,461)	29,637
Total Expenses	104,397	5,610	10,653	3,202	(2,694)	121,168
Income Before Income Taxes	4,092	2,033	8,763	(612)	2	14,278
Segment assets	57,007	10,290	190,217	80,897	(102,415)	235,996
Expenditures for segment assets	—	—	13,312	7,883	—	21,195

For the nine months ended September 30, 2005 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$60,467	$5,332	$—	$—	$—	$65,799
Policy fee income	—	1,287	—	—	—	1,287
Insurance premiums earned	—	556	—	—	(3)	553
Interest income	96	172	7,291	34	(561)	7,032
Gain on sale of notes receivable	—	—	2,521	—	30	2,551
Consulting fees	4,206	—	—	—	—	4,206
Initial franchise fees for basic services	13,250	—	—	—	—	13,250
Initial franchise fees for buyers assistance plans	9,405	—	—	—	—	9,405
Gain on sale of businesses	1,476	—	—	—	—	1,476
Other income	631	178	262	12	(510)	573
Total Operating Revenues	89,531	7,525	10,074	46	(1,044)	106,132
Interest expense	1,086	254	2,187	1,286	(561)	4,252
Commissions expense	47,183	2,211	—	—	—	49,394
Payroll expense	14,530	2,951	1,116	2,528	—	21,125
Depreciation and amortization	(33)	431	836	563	10	1,807
Other operating expenses	17,249	1,599	1,428	(1,798)	(514)	17,964
Total Expenses	80,015	7,446	5,567	2,579	(1,065)	94,542
Income Before Income Taxes	9,516	79	4,507	(2,533)	21	11,590
Segment assets	60,774	16,272	129,230	50,946	(86,580)	170,642
Expenditures for segment assets	21,507	7	9,043	771	—	31,328

10. Related Party Information

Robert D. Orr, Chairman and Chief Executive Officer, and Leland G. Orr, Chief Financial Officer, own a controlling interest in Brooke Holdings, Inc. which owned approximately 47% of the Company’s common stock at September 30, 2006.

Brooke Holdings, Inc., Robert D. Orr, Leland G. Orr, Anita F. Larson, Shawn T. Lowry, Michael S. Lowry and Kyle L. Garst have agreed to vote their shares of the Company’s common stock together and, as a group, they beneficially owned 6,588,720 shares, or approximately 52%, of the Company’s common stock at September 30, 2006.

Shawn T. Lowry, Vice President of the Company and President and Chief Executive Officer of Brooke Franchise Corporation, and Michael S. Lowry, President and Chief Executive Officer of Brooke Credit Corporation, are the co-members of First Financial Group, L.C. In June 2001, First Financial Group, L.C., guaranteed 65% of a Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas and received a 15% profit interest in Palmer, L.L.C. as consideration. The loan was originated on June 1, 2001 and is scheduled to mature on September 1, 2011. At September 30, 2006, all but $32,000 of the entire loan principal balance of $524,000 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $282,000, of which $250,000 is the recourse obligation by Brooke Credit Corporation on a loan participation balance.

Kyle L. Garst, Senior Vice President of Brooke Franchise Corporation is the sole manager and sole member of American Financial Group, L.L.C. In October 2001, First Financial Group, L.C. and American Financial Group, L.L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.50% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014. At September 30, 2006, all but $300 of the entire loan principal balance of $320,000 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $220,000, of which $220,000 is the recourse obligation by Brooke Credit Corporation on a loan participation balance.

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

Anita K. Lowry is the sister of Robert D. Orr and Leland G. Orr and the mother of Shawn T. Lowry and Michael S. Lowry and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. At September 30, 2006, Brooke Credit Corporation had zero loans outstanding to American Heritage Agency as the loans were paid off on September 29, 2006. American Heritage Agency, Inc. of Hays, Kansas is a franchisee of Brooke Franchise Corporation pursuant to a standard form franchise agreement, and utilizes the administrative and processing services of Brooke Franchise Corporation’s service center employees pursuant to a standard form service center agreement. Brooke Franchise Corporation receives in excess of $60,000 in fees from the franchisee in connection with each of these agreements.

11. Acquisitions and Divestitures

In July 2002, the Company acquired 100% of the outstanding ownership interest of CJD & Associates, L.L.C. for an initial purchase price of $2,025,000. Additional payments of the purchase price in the amount of $2,278,000 have been made since the initial purchase through September 30, 2006.

12. Stock-Based Compensation

The Company adopted SFAS 123R, “Share-Based Payment,” on January 1, 2006. The Company’s net income and net income per common share were reduced for the nine-month period ended September 30, 2006 and would have been reduced to the nine-month period ended September 30, 2005 pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS 123R, “Share-Based Payment.”

(in thousands, except per share data)	2006	2005
Net income:
As reported	$9,053	$7,426
Pro forma		7,250
Basic earnings per share:
As reported	0.71	0.71
Pro forma		0.70
Diluted earnings per share:
As reported	0.64	0.69
Pro forma		0.67

The fair value of the options granted for the periods ended September 30, 2006 and 2005 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

	2006	2005
Expected term (in years)	5.6	5.6
Expected stock volatility	30%	30%
Risk-free interest rate	5%	5%
Dividend	1%	1%
Fair value per share	$0.22	$0.85

At September 30, 2006, there were no additional shares available for granting stock options under the 2001 Compensatory Stock Option Plan (“2001 Plan”), as the 2001 Plan terminated on April 27, 2006, except with respect to stock options then outstanding, upon the adoption on that date by the Company’s shareholders of the 2006 Brooke Corporation Equity Incentive Plan (“2006 Plan”). The 2006 Plan includes stock options, incentive stock options, restricted shares, stock appreciation rights, performance shares, performance units and restricted share units as possible equity compensation awards. The 2006 Plan provides that a maximum of 500,000 shares of common stock may be issued pursuant to awards granted under such Plan. No awards have been granted under the 2006 Plan and, accordingly, at September 30, 2006, there were 500,000 shares available for granting of stock-based awards under the 2006 Plan.

	Shares Under Option	Weighted Average Exercise Price
Outstanding December 31, 2004	562,550	3.07
Granted	24,400	23.49
Exercised	(187,030)	4.03
Terminated and expired	(40,580)	5.00

Outstanding, December 31, 2005	359,340	3.58
Granted	2,000	13.56
Exercised	(89,778)	2.99
Terminated and expired	(22,012)	3.68

Outstanding September 30, 2006	249,550	$3.86

151,552 options to purchase shares were exercisable at September 30, 2006. The following table summarizes information concerning outstanding and exercisable options at September 30, 2006.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.21 – $23.49	249,550	5.8	$249,550	151,552	$3.32

13. Intangible Assets

There were no intangible assets with indefinite useful lives as of September 30, 2006, and December 31, 2005. The intangible assets with definite useful lives had a value of $7,500,000 and $6,092,000 at September 30, 2006, and December 31, 2005, respectively. Of these assets, $3,951,000 and $2,650,000, respectively, were recorded as a servicing asset on the balance sheet. The remaining assets were included in “Other Assets” on the balance sheet. Amortization expense was $985,000 and $1,171,000 for the nine-month periods ended September 30, 2006 and 2005, respectively.

Amortization expense for amortizable intangible assets for the periods ended September 30, 2007, 2008, 2009, 2010 and 2011 is estimated to be $2,221,000, $1,789,000, $1,451,000, $1,243,000 and $1,064,000, respectively.

14. Supplemental Cash Flow Disclosures

	For period Ended September 30, 2006	For period Ended September 30, 2005
Supplemental disclosures: (in thousands)
Cash paid for interest	$4,292	$3,255

Cash paid for income tax	$275	$4,624

Business inventory decreased from December 31, 2005 to September 30, 2006. During the nine-month periods ended September 30, 2006 and 2005, the statements of cash flows reflect the purchase of businesses into inventory provided by sellers totaling $22,062,000 and $20,238,000, respectively, and the change in inventory of $2,300,000 and $3,738,000, respectively.

(in thousands)	For the period Ended September 30, 2006	For the period Ended September 30, 2005
Purchase of business inventory	$(22,062)	$(20,238)
Sale of business inventory	35,764	30,819

Net cash provided from sale of business inventory	13,702	10,581
Cash provided by sellers of business inventory	(11,952)	(14,319)
Non-cash reduction of inventory	550	—

(Increase) decrease in inventory on balance sheet	$2,300	$(3,738)

15. Statutory Requirements

At September 30, 2006, DB Indemnity, Ltd. was required by its license to maintain a statutory capital and surplus of $120,000. Actual statutory capital and surplus was $2,532,000 and $2,147,000 at September 30, 2006, and December 31, 2005, respectively. Of the actual statutory capital, $120,000 and $120,000, respectively, was fully paid up share capital, and, accordingly, all of the retained earnings and contributed surplus were available for payment of dividends to shareholders.

In connection with minimum liquidity ratio requirements, DB Indemnity, Ltd. was required to maintain relevant assets of at least $1,321,000 and $564,000 at September 30, 2006, and December 31, 2005, respectively. At September 30, 2006 and December 31, 2005, relevant assets were $4,293,000 and $2,900,000, respectively. The minimum liquidity ratio was, therefore, met.

At September 30, 2006, The DB Group, Ltd. was required to maintain a statutory capital and surplus of $1,000,000. Actual statutory capital and surplus was $1,201,000 and $1,063,000 at September 30, 2006, and December 31, 2005, respectively. Of the actual statutory capital, $1,102,000 and $1,102,000, respectively, was fully paid up share capital and contributed surplus, and, accordingly, all of the retained earnings were available for payment of dividends to shareholders.

In connection with minimum liquidity ratio requirements, The DB Group, Ltd. was required to maintain relevant assets of at least $121,000 and $0 at September 30, 2006, and December 31, 2005, respectively. At September 30, 2006 and December 31, 2005, relevant assets were $1,362,000 and $1,063,000, respectively. The minimum liquidity ratio was, therefore, met.

16. Contingencies

In January 2006, the Company signed an agreement to acquire the capital stock of Generations Bank from Kansas City Life Insurance Company for $10.1 million. Upon approval by regulators and the satisfaction of other closing conditions, it is expected that the acquisition of Generations Bank by Brooke Brokerage Corporation will permit the sale of banking services through the Company’s franchise agents and other insurance agents. Subject to such approval and satisfaction of conditions, closing is expected to occur during the fourth quarter of 2006.

In July 2002, the Company entered into an agreement to purchase CJD & Associates, L.L.C. The sellers are entitled to an increase of the initial purchase price equal to 30% of certain monthly net revenues of CJD & Associates during the contingency period of September 1, 2003 to September 1, 2007. Additional payments of the purchase price have been made in the amount of $2,278,000 since the initial purchase. Based on historical trends, the Company estimates payments to the sellers of $241,000 and $626,000 in the fiscal years 2006 and 2007, respectively.

Various lawsuits have arisen in the ordinary course of the Company’s business. In each of the matters and collectively, the Company believes the ultimate resolution of such litigation will not result in any material adverse impact to the financial condition, operations or cash flows of the Company.

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

The financial position and results of operations of the Canadian subsidiary are determined using local currency, Canadian dollars, as the functional currency. Assets and liabilities of the subsidiary are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the weighted average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account which is a piece of the accumulated other comprehensive income within shareholders’ equity. The amount of the gross translation adjustment included in accumulated other comprehensive income at September 30, 2006 was $117,000. The amount of the translation adjustment that was allocated to taxes was $44,000 which results in a net effect of $73,000 on accumulated other comprehensive income at September 30, 2006.

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

In February 2006, the Financial Accounting Standards Board (FASB) issued the Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Instruments “ (SFAS 155), an amendment of FASB Statements No. 133 and 140. The provisions of this standard allow financial instruments that have embedded derivatives to be accounted for as a whole instrument if the holder elects to account for the whole instrument on a fair value basis, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The new standard also amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, which, for the Company, is fiscal year 2007. The residual interests in securitizations are freestanding instruments, not hybrid instruments, and do not contain any material embedded derivatives requiring separation from the host contract. The Company does not anticipate a material effect on its consolidated financial statements by the issuance of SFAS 155.

In March 2006, the FASB issued an amendment to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The amendment was SFAS No. 156, “ Accounting for Servicing of Financial Assets.” This Statement requires servicing assets and liabilities to be initially valued at fair value. This provision does not have a material impact to the Company’s financial statements, as the servicing assets and liabilities have initially been valued at fair value. In addition, this Statement permits an entity to choose to continue to amortize servicing rights in proportion to and over the period of estimated net servicing income, as currently required under SFAS 140, or report servicing rights at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. The effective date of this Statement is as of the beginning of the first fiscal year that begins after September 15, 2006, which, for the Company, is fiscal year 2007. However, the Company elected to early adopt this Statement as of December 31, 2005 and continues to value servicing assets and liabilities based on the amortization method. Therefore, there is not a material impact to the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement was issued to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. The Company believes this will have no material impact to the financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” The Company believes this will have no material impact to the financial statements.

19. Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

20. Subsequent Events

On October 6, 2006, Brooke Corporation entered into a Stock Purchase and Sale Agreement (the “Stock Purchase Agreement”) with First American Capital Corporation, a Kansas corporation (“FACC”), pursuant to which, among other things, we will acquire a controlling interest in the capital stock of FACC. The transaction does not involve an acquisition of significant assets for the Company. The closing of the transaction is subject to approval by the Kansas Commissioner of Insurance and standard closing conditions. Each party has certain rights to terminate the Stock Purchase Agreement prior to closing.

The definitive agreements provide for the Company to initially acquire at closing for a price of $2,552,000 a total of 3,742,943 shares of common stock, representing approximately 47% of FACC common stock that would then be outstanding, along with a warrant to purchase 1,643,460 shares of additional common stock. The warrant is exercisable for a purchase price of $448,000 after First American Capital’s Articles of Incorporation are amended by its shareholders to increase its authorized shares of common stock to 25 million shares. Following the exercise of the warrant, on a fully diluted basis, the Company would own approximately 55% of the shares of FACC capital stock then outstanding or subject to other outstanding warrants. As a part of the transaction, the Company’s brokerage subsidiary will agree in a Brokerage Agreement not to engage in any new managing general agent loan brokerage business after the closing and to then provide support and assistance to FACC’s life insurance brokerage subsidiary to enable it to thereafter conduct that business. In addition to cash compensation of $3,000,000 for the shares of common stock purchased at closing and upon the exercise of the warrants held by the Company, the Stock Purchase Agreement provides that Brooke shall pay to FACC up to $6,000,000 as additional consideration for such shares if $6,000,000 of pretax profits are not generated over a three-year period by the life insurance brokerage subsidiary in accordance with a specified schedule.

There are no assurances that regulatory approvals will be obtained, that all closing conditions will be met, that the Stock Purchase Agreement will not be terminated prior to closing, that the closing of the transaction will occur, or that all obligations under the transaction documents will be successfully performed or completed.

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

Forward-Looking Information

We caution you that this report on Form 10-Q for the quarter and nine-month period ended September 30, 2006 includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Among other things, these statements relate to our financial condition, results of operations and business. These forward-looking statements are generally identified by the words or phrases “would be,” “will allow,” “expect to,” “intend to,” “will continue,” “is anticipated,” “estimate,” “plan,” “may,” “believe,” “implement,” “build,” “project” or similar expressions and references to strategies or plans.

While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons. These risks and uncertainties are discussed in more detail in our annual report on Form 10-K for the fiscal year ended December 31, 2005, in our other filings with the Securities and Exchange Commission and in this section of this report and include, but are not limited to:

•	A significant part of our business strategy involves adding new franchise locations and originating new loans, and our failure to grow may adversely affect our business, prospects, results of operations and financial condition.

•	Our borrowers’ financial performance may adversely affect their ability to repay amounts due to us.

•	Our financial condition could be adversely affected if we are unable to fund our loans through sales to third parties.

•	We may not be able to secure the lines of credit and additional sources of funding necessary to accommodate our growth.

•	We make certain assumptions regarding the profitability of our securitizations, loan participations, warehouse lines of credit and other funding vehicles which may not prove to be accurate.

•	The value of the collateral securing our loans may be adversely affected by our borrowers’ actions.

•	Potential litigation and regulatory proceedings regarding commissions, fees, contingency payments, profit sharing and other compensation paid to brokers or agents could materially adversely affect our financial condition.

•	We are dependent on key personnel.

•	We may be required to repurchase loans sold with recourse or make payments on guarantees.

•	We may not be able to accurately report our financial results or prevent fraud if we fail to maintain an effective system of internal controls over financial reporting.

•	Efforts to comply with the Sarbanes-Oxley Act will entail significant expenditures; non-compliance with the Sarbanes-Oxley Act may adversely affect us.

•	We compete in a highly regulated industry, which may result in increased expenses or restrictions in our operations.

•	Pending acquisition transactions may not close or close when expected.

•	Changes in economic, political and regulatory environments, governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations) could materially adversely affect our operations and financial condition.

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

Brooke Brokerage Our wholly owned subsidiary is a holding company for businesses expected to benefit from the insurance agent distribution network of Brooke Franchise and the insurance lending expertise of Brooke Credit. Brooke Brokerage’s insurance and loan brokerage subsidiary, CJD & Associates, L.L.C., generates revenues from commissions paid by insurance companies for the sale of hard-to-place and niche insurance policies on a wholesale basis through our franchise agents and other insurance agents. CJD & Associates also uses its industry contacts and expertise in insurance brokerage to broker loans for, and consult with, general insurance agencies specializing in hard-to-place insurance sales.

In January 2006, we signed an agreement to acquire 100% of the capital stock of Generations Bank from Kansas City Life Insurance Company for $10,100,000. Upon approval by regulators and the satisfaction of other closing conditions, we expect that the acquisition of Generations Bank by Brooke Brokerage Corporation will permit the sale of banking services through our franchise agents and other insurance agents. Subject to such approval and satisfaction of conditions, closing is expected to occur during the fourth quarter of this year.

In October 2006, we signed an agreement to acquire approximately 55% of the common stock of First American Capital Corporation for $3,000,000 in cash and future performance-related consideration. First American Capital Corporation is the parent company of First Life America Corporation, a Kansas domiciled life insurance company. Subject to approval by regulators and the satisfaction of other closing conditions, the acquisition of an ownership interest in First American Capital Corporation by Brooke Corporation is expected to occur during the fourth quarter of 2006. If the transaction closes, we plan to offer the life insurance and annuity products of First Life America Corporation through our franchise agents and other insurance agents.

The acquisition of ownership interests in Generations Bank and First American Capital Corporation is part of a strategy to enable our franchisees to sell additional products and services that complement the standard property and casualty insurance policies they typically offer.

Results of Operations

Our consolidated results of operations have been significantly impacted by our expansion of franchise locations in recent years. The following table shows income and expenses (in thousands, except percentages and per share data) for the three months and nine months ended September 30, 2006 and 2005, and the percentage change from period to period.

	Three months ended September 30, 2006	Three months ended September 30, 2005	2006 % increase (decrease) over 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005	2006 % increase (decrease) over 2005
Operating Revenues
Insurance commissions	$25,448	$21,857	16%	$78,287	$65,799	19%
Interest income (net)	5,406	2,921	85	13,237	7,032	88
Consulting fees	2,090	1,704	23	5,996	4,206	43
Gain on sale of businesses	180	619	(71)	3,061	1,476	107
Initial franchise fees for basic services	8,670	5,125	69	22,725	13,250	72
Initial franchise fees for buyers assistance plans	405	4,149	(90)	2,937	9,405	(69)
Gain on sale of notes receivable	4,187	(340)	—	6,079	2,551	138
Insurance premiums earned	628	333	89	787	553	42
Policy fee income	140	494	(72)	444	1,287	(66)
Other income	1,541	223	591	1,893	573	230

Total operating revenues	48,695	37,085	31	135,446	106,132	28
Operating Expenses
Commission expense	20,756	17,438	19	60,395	49,394	22
Payroll expenses	7,795	7,176	9	22,586	21,125	7
Depreciation and amortization expense	680	670	1	1,802	1,807	—
Insurance loss and loss expense	450	—	—	450	—	—
Other operating expenses	12,268	7,140	72	29,637	17,964	65
Other operating interest expense	868	657	32	1,881	1,415	33

Total operating expenses	42,817	33,081	29	116,751	91,705	27
Income from operations	5,878	4,004	47	18,695	14,427	30
Interest expense	1,822	1,037	76	4,417	2,837	56

Income before income taxes	4,056	2,967	37	14,278	11,590	23
Income tax expenses	1,446	987	47	5,225	4,164	25

Net income	$2,610	$1,980	32%	$9,053	$7,426	22%
Basic net income per share	$0.20	$0.19	5%	$0.71	$0.71	—%
Diluted net income per share	$0.18	$0.18	—%	$0.64	$0.69	(7)%

Operating revenue is expected to continue to increase during the remainder of 2006 as a result of opening new franchise locations. The increase in total operating revenues is primarily attributable to the expansion of our franchise operations and completion of a securitization during the third quarter of 2006. The increase in interest income (net) primarily resulted from increased loan origination activities, increases in the amount of loans held in inventory for eventual sale and increases in retained interest from loans sold.

Expenses are also expected to continue to increase during the remainder of 2006 as a result of opening new franchise locations. The increase of commission expense is primarily attributable to increases in insurance commissions received from insurance companies, because a share of insurance commissions is typically paid to franchisees. Payroll expenses, which include wages, salaries, payroll taxes and compensated absences expenses, and other operating expenses, which include advertising, rent, travel, lodging, office supplies and insurance expenses, increased primarily as a result of the expansion of our franchise operations and the development of personnel, processes and systems required to support additional expansion in 2007. Payroll expenses, as a percentage of total operating revenue, were approximately 16% and 19%, respectively, for the three months ended September 30, 2006 and 2005 and approximately 17% and 20%, respectively, for the nine months ended September 30, 2006 and 2005. Other operating expenses, as a percentage of total operating revenue, were approximately 25% and 19%, respectively, for the three months ended September 30, 2006 and 2005 and approximately 22% and 17%, respectively, for the nine months ended September 30, 2006 and 2005. Other operating expenses increased at a faster rate than total operating revenues in the third quarter of 2006 primarily as the result of increases in franchise balance write off expense (See Franchise Services Segment, below), securitization related expenses (See Lending Services Segment, below) and advertising expenses. Total advertising and marketing expenses increased $445,000, or 18%, to $2,861,000 in the three months ended September 30, 2006 from $2,416,000 in the three months ended September 30, 2005. Total advertising and marketing expenses increased $3,001,000, or 43%, to $10,029,000 in the nine months ended September 30, 2006 from $7,028,000 in the nine months ended September 30, 2005.

The increase in other operating interest expense during 2006 is primarily attributable to interest paid on bank lines of credit. We use these lines of credit to fund our loans until we sell them in a securitization. We consider line of credit, bond and debenture interest expense to be an operating expense because the proceeds from the lines of credit, bonds and debentures are used to partially fund our lending activities.

We consider interest expense, other than line of credit, bond and debenture interest expense, to be a non-operating expense. Interest expense increased primarily as a result of increased debt to commercial banks, which was incurred primarily to capitalize our operating subsidiaries, and increased notes payable balances resulting from deferred payments to sellers of businesses acquired by us.

Net income increased primarily as the result of revenues from gains on the sale of notes receivable associated with the completion of a securitization during the third quarter of 2006. Net income also increased because of increasing loan originations and loan balances resulting in increased loan interest and other loan related revenues. Net income per share for the first nine months of 2006 decreased partially because an offering of common stock in August 2005 increased the number of outstanding shares by a larger percentage than the increase in net income. Net income per share also decreased as the result of adjusting the diluted earnings per share calculation to reflect the anticipated issuance of 1,176,000 shares of common stock that may result from our offering of perpetual convertible preferred stock that took place in the third quarter of 2006

Assets are expected to continue to increase during the remainder of 2006 as a result of continued expansion and holding more loans prior to securitizing such loans in order to increase interest income. The following table shows selected assets and liabilities (in thousands, except percentages) as of September 30, 2006 and December 31, 2005, and the percentage change between those dates.

	As of September 30, 2006	As of December 31, 2005	2006 % increase (decrease) since year-end 2005
Customer receivables, net	$16,103	$10,203	58%
Notes receivable	94,041	43,941	114
Interest earned not collected on notes	2,441	1,382	77
Other receivables	8,985	1,627	452
Securities	52,801	44,682	18
Deferred charges	1,075	779	38
Accounts payable	9,653	7,314	32
Payable under participation agreements	28,055	10,857	158
Premiums payable	5,803	5,015	16
Debt	124,027	63,170	96

Customer receivables primarily include amounts owed to Brooke Franchise by our franchisees and increased primarily from continued expansion of our franchise operations, especially the producer development program typically associated with start up franchises. A loss allowance exists for Brooke Franchise’s credit loss exposure to these receivable balances from franchisees (See Franchise Services Segment, below).

Notes receivable include loans made by Brooke Credit to franchisees and others. Notes receivable balances vary, sometimes significantly from period to period, as a result of our decision to temporarily retain more or fewer loans in our “held for sale” loan inventory based on the funds available to us. Notes receivable balances increased as a result of increased volume of loan originations and the use of bank lines of credit. No loss allowance has been made for the notes receivable held in Brooke Credit’s loan inventory because we typically hold these assets for less than eight months and, therefore, have a short-term exposure to loss, and we have experienced limited credit losses (See Lending Services Segment, below). Interest earned not collected on notes (accrued interest income) increased primarily because of the increase in the loan portfolio.

Customer receivables, notes receivables, interest earned not collected on notes and allowance for doubtful accounts are the items that comprise our accounts and notes receivable, net, as shown on our consolidated balance sheet.

Other receivables, which typically include the estimated amounts due from franchisees for future policy cancellations, fluctuate from period to period as the result of changes in policy cancellation rate calculations. Other receivables increased temporarily from loan proceeds due to be refunded from an escrow account because a loan failed to satisfy post loan closing conditions.

The securities balance primarily consists of two types of securities, interest-only strip receivables in loan securitizations and retained interests in loan securitizations. The terms of our securitizations require the over-collateralization of the asset-backed securities sold to investors. We retain ownership of the resulting subordinate interest in the loan pool. As cash is received for the interest-only strip receivable as well as the principal attributable to our over-collateralization retained interest, the securities balance declines. The securities balance increased primarily as the result of a loan securitization during the third quarter of 2006.

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

Debt increased primarily as the result of increasing the line of credit balances for the purpose of funding increasing loan inventory balances. The line of credit balances were $61,070,000 and $8,786,000 at September 30, 2006 and December 31, 2005, respectively.

Income Taxes

For the three months ended September 30, 2006 and 2005, we incurred income tax expenses of $1,446,000 and $987,000, respectively, resulting in effective tax rates of 36% and 33%. For the nine months ended September 30, 2006 and 2005, we incurred income tax expenses of $5,225,000 and $4,164,000, respectively, resulting in effective tax rates of 37% and 36%. As of September 30, 2006 and December 31, 2005, we had current income tax liabilities of $3,786,000 and $474,000, respectively, and deferred income tax liabilities of $6,512,000 and $5,141,000, respectively. The deferred tax liability is primarily due to the deferred recognition of revenues, for tax purposes, on loans sold until interest payments are actually received.

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

Each segment is assessed a shared services expense which is an internal allocation of legal, accounting, human resources, information technology and facilities management expenses based on our estimate of usage. Segment income and expenses exclude consolidating entries and segment assets and liabilities include consolidating entries, except total assets listed in tables.

Revenues, expenses, assets and liabilities that are not allocated to one of the three reportable segments are categorized as “Corporate.” Activities associated with Corporate include functions such as accounting, auditing, legal, human resources and investor relations. Activities associated with Corporate also include real estate ownership and corporate real estate management through Brooke Investments, Inc. and the operation of captive insurance companies that self-insure portions of professional insurance agents’ liability exposure of Brooke Franchise, its affiliated companies and its franchisees and provide financial guaranty policies to Brooke Credit and its participating lenders.

Franchise Services Segment

Financial information relating to Brooke Franchise and our Franchise Services Segment is as follows (in thousands, except percentages):

	Three months ended September 30, 2006	Three months ended September 30, 2005	2006 % increase (decrease) over 2005	Nine months Ended September 30, 2006	Nine months ended September 30, 2005	2006 % increase (decrease) over 2005
REVENUES
Insurance commissions	$24,582	$19,991	23%	$75,958	$60,467	26%
Consulting fees	450	1,704	(74)	2,051	4,206	(51)
Gain on sale of businesses	180	617	(71)	3,061	1,476	107
Initial franchise fees for basic services	8,670	5,125	69	22,725	13,250	72
Initial franchise fees for buyers assistance plans	405	4,149	(90)	2,937	9,405	(69)
Interest income	77	36	114	199	96	107
Other income	512	225	128	1,558	631	147

Total operating revenues	34,876	31,847	10	108,489	89,531	21
EXPENSES
Commission expense	20,475	16,636	23	59,531	47,183	26
Payroll expense	5,956	4,990	19	17,390	14,530	20
Amortization	17	23	(26)	51	(33)	—
Other operating expenses	9,562	7,037	36	26,164	17,249	52

Total operating expenses	36,010	28,686	26	103,136	78,929	31
Income from operations	(1,134)	3,161	(136)	5,353	10,602	(50)
Interest expense	441	427	3	1,261	1,086	16

Income before income taxes	$(1,575)	$2,734	(158)%	$4,092	$9,516	(57)%
Total assets (at period end)	$57,007	$60,774	(6)%	$57,007	$60,774	(6)%

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

Commission expense increased because insurance commission revenues increased and franchisees are typically paid a share of insurance commission revenue. Commission expense represented approximately 83% and 83%, respectively, of Brooke Franchise’s insurance commissions for the three months ended September 30, 2006 and 2005 and approximately 78% and 78%, respectively, for the nine months ended September 30, 2006 and 2005.

Brooke Franchise sometimes retains an additional share of franchisees’ commissions as payment for franchisee optional use of Brooke Franchise’s service or sales centers. However, all such payments are applied to service center/sales center expenses and not applied to commission expense. As of September 30, 2006, Brooke Franchise had a total of 25 service centers/sales centers.

Profit sharing commissions, or Brooke Franchise’s share of insurance company profits paid by insurance companies on policies written by franchisees, were $554,000 for the three months ended September 30, 2006, as compared to $294,000 for the three months ended September 30, 2005. Profit sharing commissions were $5,256,000 for the nine months ended September 30, 2006, as compared to $4,875,000 for the nine months ended September 30, 2005. Profit sharing commissions represented approximately 2% and 1%, respectively, of Brooke Franchise’s insurance commissions for the three months ended September 30, 2006 and 2005 and approximately 7% and 8%, respectively, for the nine months ended September 30, 2006 and 2005. Brooke Franchise typically receives the majority of its profit sharing commissions in the first quarter. Franchisees do not receive any share of Brooke Franchises’ profit sharing commissions.

Net commission refund expense is our estimate of the amount of Brooke Franchise’s share of retail commission refunds due to insurance companies resulting from future policy cancellations. As of September 30, 2006 and December 31, 2005, Brooke Franchise recorded corresponding total commission refund liabilities of $627,000 and $716,000, respectively.

Payroll expense Payroll expense increased primarily as the result of developing the personnel, processes and systems required to support growth in franchise locations in 2006 and anticipated additional growth in 2007.

Other operating expenses Other operating expenses increased at a faster rate than total operating revenues primarily as the result of a significant increase in expenses for write off of franchise balances and increases in the advertising and other marketing assistance provided to franchisees. Other operating expenses represented approximately 27% and 22%, respectively, of Brooke Franchise’s total revenues for the three months ended September 30, 2006 and 2005 and approximately 24% and 19%, respectively, for the nine months ended September 30, 2006 and 2005. Other operating expenses increased primarily as the result of developing the advertising, marketing and support infrastructure required to support growth in franchise locations in 2006 and anticipated additional growth in 2007.

Expenses for write off of franchise balances increased $1,519,000, or 176%, to $2,384,000 in the three months ended September 30, 2006 from $865,000 in the three months ended September 30, 2005. Expenses for write off franchise balances increased $902,000, or 32%, to $3,752,000 in the nine months ended September 30, 2006 from $2,850,000 in the nine months ended September 30, 2005. Total write off expense increased primarily as the result of an increase in the amount of write off expense related to franchise statement balances. Franchise statement balance write offs have increased as the result of increased management scrutiny and the adverse affect on some franchisees of increased loan interest rates coupled with a reduction of commission revenues resulting from reduction of premium rates by insurance companies.

Advertising expenses increased $166,000, or 11%, to $1,705,000 in the three months ended September 30, 2006 from $1,539,000 in the three months ended September 30, 2005. Advertising expenses increased $2,167,000, or 55%, to $6,073,000 in the nine months ended September 30, 2006 from $3,906,000 in the nine months ended September 30, 2005.

Marketing allowances made to franchisees increased $105,000, or 12%, to $982,000 in the three months ended September 30, 2006 from $877,000 in the three months ended September 30, 2005. Marketing allowances made to franchisees increased $525,000, or 17%, to $3,647,000 in the nine months ended September 30, 2006 from $3,122,000 in the nine months ended September 30, 2005.

Operating expenses for company-owned stores increased $63,000, or 4%, to $1,600,000 in the three months ended September 30, 2006 from $1,537,000 in the three months ended September 30, 2005. Operating expenses for company-owned stores increased $751,000, or 19%, to $4,754,000 in the nine months ended September 30, 2006 from $4,003,000 in the nine months ended September 30, 2005. Although operating expenses from company-owned stores represented a significant part of the overall increase in other operating expenses, these expenses were approximately the same as commission revenues generated by company-owned stores totaling $1,297,000 and $1,298,000, respectively, for the three months ended September 30, 2006 and 2005 and totaling $4,367,000 and $3,342,000, respectively, for the nine months ended September 30, 2006 and 2005.

Initial Franchise Fees for Basic Services A certain level of basic services is initially provided to all franchisees, whether they acquire an existing business and convert it into a Brooke franchise or whether they start up a new Brooke franchise. These basic services include services usually provided by other franchisors, including a business model, use of a registered trade name, access to suppliers and a license for an Internet-based management system. The amount of the initial franchise fees typically paid for basic services is currently $165,000 and was $125,000 for most of 2005. We expect the initial franchise fee rate for basic services to increase as demand for access to our trade name, suppliers and business model increases.

Revenues from initial franchise fees for basic services are recognized as soon as Brooke Franchise delivers the basic services to the new franchisee, such as access to insurance company contracts, access to the Company’s management system, and access to the Company’s brand name. Upon completion of this commitment, Brooke Franchise has no continuing obligation to the franchisee.

Prior to 2006, initial franchise fees for basic services were typically assessed once for each franchisee, even though some franchisees operated multiple locations. Beginning in 2006, an initial franchise fee for basic services has been assessed for each location. A total of 58 and 65 new franchise locations were added during the three months ended September 30, 2006 and 2005, respectively. The number of new franchise locations decreased in the third quarter of 2006 as compared to the third quarter of 2005 primarily because the number of converted franchise locations was significantly less in the third quarter of 2006. The number of new franchise locations added during the third quarter of 2006 as compared to the third quarter of 2005 also decreased as the result of an increase in the Company’s declination rate of prospective start up franchise recruits despite an increasing level of inquiries from insurance agents. A total of 170 and 152 new franchise locations were added during the nine months ended September 30, 2006 and 2005, respectively. Included in new franchise locations are zero locations that the Company developed and opened during the three months ended September 30, 2006 and one company developed location opened during the nine months ended September 30, 2006. Two company developed franchise locations that opened prior to 2006 were sold and a franchise fee collected during the three months ended September 30, 2006 and three company developed franchise locations that opened prior to 2006 were sold and a franchise fee collected during the nine months ended September 30, 2006. The increase in initial franchise fees for basic services resulted from continued expansion of Brooke Franchise’s franchise operations, the increase in the amount of initial franchise fees for basic services and the change to charging initial franchise fees for basic services on a per location basis.

The following table summarizes information relating to initial franchise fees for basic services.

Summary of Initial Franchise Fees For Basic Services

and the Corresponding Number of Locations

(in thousands, except number of locations)

	Start-up Related Initial Franchise Fees for Basic Services (Locations)		Conversion Related Initial Franchise Fees for Basic Services (Locations)		Company Developed Initial Franchise Fees for Basic Services (Locations)		Total Initial Franchise Fees for Basic Services (Locations)
Three months ended September 30, 2006	$7,800	(54)	$600	(4)	$270	(0)	$8,670	(58)
Nine months ended September 30, 2006	18,240	(134)	4,080	(35)	405	(1)	22,725	(170)
Three months ended September 30, 2005	1,500	(31)	3,625	(34)	0	(0)	5,125	(65)
Nine months ended September 30, 2005	7,750	(70)	5,500	(82)	0	(0)	13,250	(152)

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

Brooke Franchise provides assistance regarding the acquisition and conversion of businesses such as compilation of inspection reports, operations analysis reports and written marketing plans, all of which are to be delivered to franchisees on or prior to closing. As such, Brooke Franchise performs substantially all of the buyers assistance plan services before an acquisition closes. However, in 2005, a relatively small level of buyers assistance plan services were performed during the four months after acquisition, including reimbursements for advertising and training. For this reason, a relatively small portion of the initial franchise fees for buyers assistance were correspondingly deferred until the service was performed. Brooke Franchise records initial franchise fee revenues for buyers assistance plans using the percentage of completion accounting method. To reflect revenues not yet earned, we deferred $0 and $118,000 of initial franchise fee revenues for buyers assistance plans as of September 30, 2006 and December 31, 2005, respectively.

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

Seller Related Revenues Seller related revenues typically are generated when a business is acquired by Brooke Franchise for sale to a franchisee. Seller related revenues include consulting fees paid directly by sellers, gains on sale of businesses from deferred payments, gains on sale of businesses relating to company-owned stores, and gains on sale of businesses relating to inventory. Seller related revenues decreased $1,691,000, or 73%, to $630,000, in the three months ended September 30, 2006 from $2,321,000 in the three months ended September 30, 2005. Seller related revenues decreased $570,000, or 10%, to $5,112,000, in the nine months ended September 30, 2006 from $5,682,000 in the nine months ended September 30, 2005. A primary aspect of Brooke Franchise’s business is the buying and selling of businesses. Therefore, all seller related revenues are considered part of normal business operations and are classified on our income statement as operating revenue. The year to date decrease in seller related revenues is partially attributable to an increasing emphasis by Brooke Franchise on recruitment of start up franchises and a decreasing emphasis on recruitment of conversion franchises to purchase businesses acquired by Brooke Franchise. The significant decrease in seller related revenues during the third quarter of 2006 is primarily attributable to the unpredictable timetables associated with finding and closing suitable acquisitions.

Consulting fees. Brooke Franchise helps sellers prepare their businesses for sale by developing business profiles, tabulating revenues, sharing its document library and general sale preparation. The scope of the consulting engagement is largely determined by the size of the business being sold. Consulting fees are typically based on the transaction value, are contingent upon closing of the sales transaction, and are paid at closing. Brooke Franchise completes its consulting obligation at closing and is not required to perform any additional tasks for the seller. Therefore, with no continuing obligation on the part of Brooke Franchise, consulting fees paid directly by sellers are recognized immediately.

Gains on Sale of Businesses from Deferred Payments. Our business includes the buying and selling of insurance agencies and occasionally holding them in inventory. When purchasing an agency, we typically defer a portion of the purchase price, at a low or zero interest rate, to encourage the seller to assist in the transition of the agency to one of our franchisees. We carry our liability to the seller at a discount to the nominal amount we owe, to reflect the below-market interest rate. When we sell an acquired business to a franchisee (typically on the same day it is acquired), we generally sell it for the full nominal price (i.e. before the discount) paid to the seller. When the sale price of the business exceeds the carrying value, the amount in excess of the carrying value is recognized as a gain. Gains on sale resulting primarily from discounted interest rates decreased $238,000, or 61%, to $152,000 in the three months ended September 30, 2006 from $390,000 in the three months ended September 30, 2005. Gains on sale resulting primarily from discounted interest rates increased $329,000, or 33%, to $1,331,000 in the nine months ended September 30, 2006 from $1,002,000 in the nine months ended September 30, 2005.

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

The calculation of the reduced carrying value, and the resulting gain on sale of businesses, is made by calculating the net present value of scheduled future payments to sellers at a current market interest rate. The following table provides information regarding the corresponding calculations:

Calculation of Seller Discounts Based On Reduced Carrying Values

(in thousands, except percentages and number of days)

	Beginning Principal Balance	Weighted Average Rate	Weighted Average Maturity	Interest Rate Used for Net Present Value	Full Nominal Purchase Price	Reduced Carrying Value	Gain on Sale from Deferred Payments
Three months ended September 30, 2006	$1,106	9.75%	731 days	9.75%	$2,496	$2,344	$152
Nine months ended September 30, 2006	8,047	9.41%	918 days	9.00-9.75%	23,625	22,294	1,331
Three months ended September 30, 2005	3,871	8.15%	717 days	7.75-8.25%	8,840	8,450	390
Nine months ended September 30, 2005	9,201	7.64%	713 days	6.75-8.25%	22,905	21,903	1,002

Gains on Sale of Businesses – Company-owned Stores. If we expect to own and operate businesses for more than one year, we consider these businesses to be company-owned stores and treat such transactions under purchase accounting principles, including booking intangible assets and recognizing the related amortization expense. By contrast, businesses purchased for resale to our franchisees (usually within one year) are carried at cost as business inventory, without the booking of intangible assets. We did not record any gains on sale resulting from the sale of company-owned stores in the three or nine months ended September 30, 2006 and 2005.

Gains on Sale of Businesses – Inventoried Stores. As noted above, acquired businesses are typically sold on the same day as acquired for the same nominal price paid to the seller. However, this is not always the case and businesses are occasionally held in inventory. As such, gains and losses are recorded when an inventoried business is ultimately sold and carrying values of inventoried businesses are adjusted to estimated market value when market value is less than cost. Gains on sale resulting from the sale of inventoried stores decreased $128,000 or 81% to $31,000 in the three months ended September 30, 2006 from $159,000 in the three months ended September 30, 2005. Gains on sale resulting from the sale of inventoried stores increased $1,324,000, or 326% to $1,730,000 in the nine months ended September 30, 2006 from $406,000 in the nine months ended September 30, 2005.

Income Before Income Taxes Brooke Franchise’s income before income taxes decreased $4,309,000 to $(1,575,000) for the three months ended September 30, 2006 from $2,734,000 for the three months ended September 30, 2005. Income before income taxes decreased $5,424,000, or 57%, to $4,092,000 for the nine months ended September 30, 2006 from $9,516,000 for the nine months ended September 30, 2005.

The reduction in income is primarily attributable to a significant decrease in buyers assistance plan fees and seller related revenues during the third quarter of 2006 resulting from unpredictable timetables associated with finding and closing suitable acquisitions. The reduction in income is also attributable to an increase in payroll and other operating expenses that is primarily attributable to development of personnel, systems and infrastructure required to support growth in franchise locations in 2006 and anticipated additional growth in 2007.

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

Inventoried Stores The number of total businesses purchased into inventory during the three months ended September 30, 2006 and 2005 was 6 and 12, respectively, and during the nine months ended September 30, 2006 and 2005 was 32 and 50, respectively. At September 30, 2006 and December 31, 2005, respectively, Brooke Franchise held 3 and 4 businesses in inventory with respective total balances, at the lower of cost or market, of $2,758,000 and $5,058,000. Write down expense on inventoried stores, resulting from a decrease in the market values of inventoried businesses, for the three months ended September 30, 2006 and 2005 totaled $0 and $0, respectively, and $550,000 and $0 for the nine months ended September 30, 2006 and 2005, respectively. Revenues from the operation of inventoried stores for the three months ended September 30, 2006 and 2005 totaled $96,000 and $316,000, respectively, and $788,000 and $928,000 for the nine months ended September 30, 2006 and 2005, respectively. Expenses incurred in the operation of inventoried stores for the three months ended September 30, 2006 and 2005 totaled $57,000 and $340,000, respectively, and $461,000 and $952,000 for the nine months ended September 30, 2006 and 2005, respectively.

The number of businesses twice-purchased into inventory within twenty-four months is an important indicator of Brooke Franchise’s success in recruiting qualified buyers. There were 0 and 1 businesses twice-purchased during the three months ended September 30, 2006 and 2005, respectively and 0 and 1 businesses twice-purchased during the nine months ended September 30, 2006 and 2005, respectively. Some franchisees have experienced an adverse affect on profitability and cash flow from increased loan interest rates on agency acquisition loans and lower commissions resulting from the effect of decreased premium rates. Otherwise, Brooke Franchise is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of businesses from its inventory.

Managed Stores At September 30, 2006 and December 31, 2005, the total number of businesses managed under contract, but not owned, by Brooke Franchise was 11 and 6, respectively. Revenues from the operation of managed stores for the three months ended September 30, 2006 and 2005 totaled $1,023,000 and $449,000, respectively, and for the nine months ended September 30, 2006 and 2005 totaled $3,149,000 and $931,000, respectively. Operating expenses incurred by managed stores for the three months ended September 30, 2006 and 2005 totaled $809,000 and $370,000, respectively, and for the nine months ended September 30, 2006 and 2005 totaled $2,552,000 and $968,000, respectively. Additionally, owner’s compensation expenses incurred by managed stores for the three months ended September 30, 2006 and 2005 totaled $510,000 and $143,000, respectively, and for the nine months ended September 30, 2006 and 2005 totaled $1,084,000 and $329,000, respectively.

Pending Stores At September 30, 2006 and December 31, 2005, the total number of businesses under contract for sale and managed by Brooke Franchise pending closing of a sale was 10 and 4, respectively. Revenues from the operation of pending stores for the three months ended September 30, 2006 and 2005 totaled $177,000 and $533,000, respectively, and for the nine months ended September 30, 2006 and 2005 totaled $416,000 and $1,483,000, respectively. Operating expenses incurred by pending stores for the three months ended September 30, 2006 and 2005 totaled $64,000 and $518,000, respectively, and for the nine months ended September 30, 2006 and 2005 totaled $298,000 and $1,287,000, respectively. Additionally, owner’s compensation expenses incurred by pending stores for the three months ended September 30, 2006 and 2005 totaled $97,000 and $166,000, respectively, and for the nine months ended September 30, 2006 and 2005 totaled $244,000 and $467,000, respectively.

Developed Stores At September 30, 2006 and December 31, 2005, the total number of businesses owned and under development by Brooke Franchise was 4 and 1, respectively. Revenues from developed stores for the three months ended September 30, 2006 and 2005 totaled $2,000 and $0, respectively, and for the nine months ended September 30, 2006 and 2005 totaled $15,000 and $0, respectively. Operating expenses incurred by developed stores for the three months ended September 30, 2006 and 2005 totaled $62,000 and $0, respectively, and for the nine months ended September 30, 2006 and 2005 totaled $115,000 and $0, respectively.

Same Store Sales Revenue generation, primarily commissions from insurance sales, is an important factor in franchise financial performance and revenue generation is carefully analyzed by Brooke Franchise. Twenty-four months after initial conversion of an acquired business, Brooke Franchise considers a franchise “seasoned” and the comparison of current to prior year revenues a more reliable indicator of franchise performance. Combined same store sales of seasoned converted franchises and start up franchises for the twelve months ended September 30, 2006 and 2005 decreased 2.9% and increased 0.3%, respectively. The median annual revenue growth rates of seasoned converted franchises and qualifying start up franchises for the twelve months ended September 30, 2006 and 2005 were (2.1)% and 0.2%. All same store calculations exclude profit sharing commissions.

Same store sales performance has been adversely affected by the “soft” property and casualty insurance market, which is characterized by a flattening or decreasing of premiums by insurance companies. Our franchisees predominately sell personal lines insurance with more than 50% of our total commissions resulting from the sale of auto insurance policies.

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

Statement Balances Brooke Franchise assists franchisees with short-term cash flow assistance by advancing commissions and granting temporary extensions of due dates for franchise statement balances owed by franchisees to Brooke Franchise. Franchisees sometimes require short-term cash flow assistance because of cyclical fluctuations in commission receipts. Short-term cash flow assistance is also required when franchisees are required to pay Brooke Franchise for insurance premiums due to insurance companies prior to receipt of the corresponding premiums from policyholders. The difference in these amounts has been identified as the “uncollected accounts balance” and this balance is calculated by identifying all charges to franchise statements for net premiums due insurance companies for which a corresponding deposit from policyholders into a premium trust account has not been recorded. Despite commission fluctuations and uncollected accounts balances, after initial conversion into its franchise system, Brooke Franchise expects franchisees’ to regularly pay their statement balances. As such, Brooke Franchise categorizes as “watch” those statement balances that have not been repaid in full at least once in the previous four months.

The following table summarizes total statement balances, uncollected account balances and watch statement balances as of September, 2006 and December, 2005.

	As of December 31, 2005	As of September 30, 2006
Total Statement Balances	$4,047,000	$5,357,000
Uncollected Accounts* (Included in Above Total Statement Balances)	$3,681,000	$4,499,000
Watch Statement Balances (Included in Above Total Statement Balances)	$1,859,000	$3,285,000
Watch Statement Uncollected Accounts**	$865,000	$1,359,000

*	These amounts are limited to uncollected balances for franchisees with unpaid statement balances as of September 2006 and December 2005.
**	These amounts are limited to uncollected balances for franchisees with watch statement balances as of September 2006 and December 2005.

Non-statement Balances Separate from short-term statement balances, Brooke Franchise also extends credit to franchisees for long-term producer development, including hiring and training new franchise employees, and for other reasons not related to monthly fluctuations of revenues. These longer term non-statement balances are not reflected in the short-term statement balances referenced above and totaled $8,591,000 and $3,334,000, respectively, as of September 2006 and December 2005. During the three months and nine months ended September 2006, non-statement balances increased at a faster rate than commissions primarily as a result of the increasing use of our producer development program by an increasing number of start up franchises.

Brooke Franchise’s experience indicates that producer failure is usually identified within three months of initiating a producer development program and producer failure significantly increases the likelihood of credit losses. Therefore, Brooke Franchise categorizes as “watch” balances all balances for producers who are in the first three months of development. Watch non-statement balances totaled $505,000 and $527,000 as of September 2006 and December 2005, respectively.

Allowance for Doubtful Accounts The balance of Brooke Franchise’s Allowance for Doubtful Accounts was $1,266,000 and $716,000, respectively, on September 30, 2006 and December 31, 2005. The amount of the Allowance for Doubtful Accounts was determined based on analysis of Brooke Franchise’s watch balances, write off experience and Brooke Franchise’s evaluation of the potential for future losses.

The following table summarizes the Allowance for Doubtful Accounts activity for the nine months ended September 30, 2006 and the year ended December 31, 2005 (in thousands). Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

	Balance at beginning of year	Charges to expenses	Write off statement balances	Write off non-statement balances	Balance at end of year
Allowance for Doubtful Accounts
Year ended December 31, 2005	$575	$2,974	$1,497	$1,336	$716
Nine months ended September 30, 2006	$716	$3,752	$2,979	$223	$1,266

Lending Services Segment

Financial information relating to Brooke Credit and our Lending Services Segment is as follows (in thousands, except percentages):

	Three months ended September 30, 2006	Three months ended September 30, 2005	2006 % increase (decrease) over 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005	2006 % increase (decrease) over 2005
Operating Revenues
Interest income	$11,958	$6,190	93%	$29,467	$16,102	83%
Participating interest expense	(6,710)	(3,216)	109	(16,581)	(8,811)	88
Gain on sale of notes receivable	4,193	(359)	—	6,068	2,521	141
Other income	239	63	279	462	262	76

Total operating revenues	9,680	2,678	261	19,416	10,074	93
Operating Expenses
Other operating interest expense	868	605	43	1,881	1,258	50
Payroll expense	396	276	43	1,190	1,116	7
Amortization	233	284	(18)	617	836	(26)
Other operating expenses	2,661	322	726	4,647	1,428	225

Total operating expenses	4,158	1,487	180	8,335	4,638	80
Income from operations	5,522	1,191	364	11,081	5,436	104
Interest expense	907	347	161	2,318	929	150

Income before income taxes	$4,615	$844	447%	$8,763	$4,507	94%
Total assets (at period end)	$190,217	$129,230	47%	$190,217	$129,230	47%

Loan Interest

Brooke Credit typically sells most of the loans it originates to funding institutions as participation interests and to accredited investors as asset-backed securities. Prior to either type of sale transaction, Brooke Credit typically holds these loans on its balance sheet and earns interest income from the loans. Once a sale is completed, we continue to earn interest income from that portion of the participation interest or asset-backed security we retain, in which we typically record a gain on the sale of the loan.

Interest Income Brooke Credit earns interest income during the period it holds loans on its balance sheet and from retained interests resulting from loans sold as participation interests and asset-backed securities. Interest income increased due to the larger volume of loans originated by Brooke Credit and the longer period of time that Brooke Credit held those loans on its balance sheet.

Participating Interest Expense A portion of the interest income that Brooke Credit receives on its loans is paid out to the holders of its participation interests and asset-backed securities. Payments to these holders are accounted for as participating interest expense, which is netted against interest income in the consolidated statements of operations. Participating interest expense increased primarily as a result of the increase in participation interests and asset-backed securities that were sold by Brooke Credit. Participation interest expense represented approximately 56% and 52%, respectively, of Brooke Credit’s interest income for the three months ended September 30, 2006 and 2005. Participation interest expense represented approximately 56% and 55%, respectively, of Brooke Credit’s interest income for the nine months ended September 30, 2006 and 2005.

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

Revenues from gain on sales of notes receivables increased for the three-month period and nine-month period ended September 30, 2006, as compared to the three-month period and nine-month period ended September 30, 2005. The increase occurred primarily because Brooke Credit securitized more notes receivables during the three-month and nine-month periods ended September 30, 2006 than it did in the corresponding period in 2005.

When a sale is classified as a secured borrowing, no gain on sale is recognized, and the note receivable and the corresponding payable under participation agreement remain on the balance sheet.

One component of the gain on sales of notes receivable is the gain associated with our ongoing servicing responsibilities. When the sale of a loan participation interest is accounted for as a true sale, Brooke Credit retains servicing responsibilities for which it typically receives annual servicing fees ranging from 0.25% to 1.375% of the outstanding balance. A gain or loss is recognized immediately upon the sale of a loan participation based on whether the annual servicing fees are greater or less than the cost of servicing, which is estimated at 0.25% of the outstanding loan balance. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of servicing expenses and prepayment assumptions. For the three months ended September 30, 2006 and 2005, the net gains from loan servicing totaled $274,000 and $243,000, respectively, which consisted of gains from servicing benefits. For the nine months ended September 30, 2006 and 2005, the net gains from loan servicing totaled $1,821,000 and $495,000, respectively, which consisted of gains from servicing benefits. The increase in net gains from loan servicing benefits is primarily the result of increased loan originations and loan participation sales.

In a true sale, Brooke Credit also records a gain on sale for the interest benefit based on a present value calculation of future cash flows of the interest spread on the underlying loans sold, net of prepayment and credit loss assumptions. This spread is typically approximately 1.75% for participation loans and approximately 3.25% for securitized loan pools. For the three months ended September 30, 2006 and 2005, the net gains (losses) from interest benefits totaled $3,919,000 and $(602,000), respectively, which included gross gains from interest benefits of $4,583,000 and $(130,000), respectively, and losses from write downs of retained interest asset to fair market value of $664,000 and $472,000. For the nine months ended September 30, 2006 and 2005, the net gains from interest benefits totaled $4,247,000 and $2,026,000, respectively, which included gross gains from interest benefits of $6,062,000 and $3,349,000, respectively, and losses from write downs of retained interest asset to fair market value of $1,815,000 and $1,323,000, respectively. The increase in net gains from interest benefits is primarily the result of increased loan originations, increased level of securitized loans and increased loan participation sales.

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

	Agency Loans (Adjustable Rate Stratum)	Agency Loans (Fixed-Rate Stratum)
Prepayment speed*	10.00%	8.00%
Weighted average life	141 months	42 months
Expected credit losses*	0.50%	0.21%
Discount Rate*	11.00%	11.00%

*	Annual rates

During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%. Several factors were considered when determining the discount rate. As a starting point for analyzing this assumption, a range of the risk-free rate was used to determine a base discount rate. This base discount rate was then adjusted for various risk characteristics associated with the sold loans.

The most significant impact from the sale of loan participations and asset-backed securities has been the removal of loans from Brooke Credit’s balance sheet that Brooke Credit continues to service. As of September 30, 2006 and December 31, 2005, the balances of those off-balance sheet assets totaled $318,432,000 and $233,473,000, respectively. The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio and the resulting sale of loan participations and asset-backed securities.

Loan Servicing Assets and Liabilities When we recognize non-cash gains for the servicing benefits of loan participation sales, we book that amount as a loan servicing asset on our balance sheet. This amount is equal to our estimate of the present value of future cash flows resulting from the servicing spread. We recognize such assets only when the income allocated to our servicing responsibilities exceeds our cost of servicing, which we typically estimate at 0.25% of the loan value being serviced. Components of the servicing asset as of September 30, 2006 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$8,268
Less:
Servicing Expense	(1,464)
Discount to present value	(2,853)

Carrying Value of Retained Servicing Interest in Loan Participations	$3,951

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows was recorded as a servicing liability. Components of the servicing liability as of September 30, 2006 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$0
Less:
Servicing expense	43
Discount to present value	(17)

Carrying Value of Retained Servicing Liability in Loan Participations	$26

Loan Participations-Interest-Only Strip Receivable Asset To the extent that the difference between the rate paid by Brooke Credit to participating lenders and investors and the rate received by Brooke Credit from borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, Brooke Credit recognizes a non-cash asset, called an “Interest-only strip receivable asset,” on its balance sheet. This amount is equal to our estimate of the present value of expected future cash flows resulting from this interest spread, net of credit loss and prepayment assumptions. Components of the interest receivable asset as of September 30, 2006 were as follows (in thousands):

Estimated cash flows from interest income	$4,733
Less:
Estimated credit losses*	(51)
Discount to present value	(1,393)

Carrying Value of Retained Interest in Loan Participations	$3,289

*	Estimated credit losses from liability on sold recourse loans with balances totaling $2,627,000 as of September 30, 2006. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Securitization-Interest Receivable Asset The terms of Brooke Credit’s securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. Brooke Credit retains ownership of the resulting subordinate interest in the loan pool and has historically borrowed money from commercial banks to fund this investment. Additionally, Brooke Credit recognizes a non-cash gain from subordinate interest spread in the securitization cash flow, which is not sold to outside investors and is retained by us. Brooke Credit, therefore, retains a credit exposure in each loan pool. Brooke Credit Corporation’s subordinate interest and retained interest benefit results in a non-cash asset which is included within “Securities” on our balance sheet. As of September 30, 2006, $52,800,000 of the securities resulted from retained interest in securitizations. The fair value of these securities is comprised of the subordinate or equity interest in the securitized loan pools totaling $40,609,000 and the interest-only strip receivable asset, evidencing retained interest benefits, totaling $12,191,000. As of September 30, 2006, Brooke Credit had outstanding loans of $18,444,000 from commercial banks, the proceeds of which were used to fund its equity interest in the securitized loan pools.

Components of the interest receivable portion of securities as of September 30, 2006 were as follows (in thousands):

Estimated cash flows from interest income	$22,878
Less:
Estimated credit losses	(3,413)
Discount to present value	(7,274)

Carrying Value of Interest Receivable Portion of Securities	$12,191

Other Operating Interest Expense The increase in other operating interest expense for the three-month and nine-month periods ended September 30, 2006 compared to the corresponding periods in 2005 are primarily attributable to Brooke Credit retaining more loans on its balance sheet, resulting in the increased utilization of the lines of credit. Brooke Credit uses these lines of credit to fund its loans until sold in a securitization.

Other Operating Expenses The increase in other operating expenses for the three-month and nine-month periods ended September 30, 2006 compared to the corresponding periods in 2005 is partially attributable to an increase in fees paid to consultants for assistance in monitoring borrower performance, advising borrowers and otherwise assisting Brooke Credit in the preservation of collateral and improvement of borrower financial performance. Collateral preservation fees increased $741,000, or 325%, to $969,000 for the three-month period ended September 30, 2006 from $228,000 for the three-month period ended September 30, 2005. Collateral preservation fees increased $2,279,000, or 377%, to $2,883,000 for the nine-month period ended September 30, 2006 from $604,000 for the nine-month period ended September 30, 2005. Additionally, other operating expenses increased as a result of increased expenses associated with securitization activities during 2006, which include legal fees, advisor fees, accounting fees, program fees, origination fees and other fees related to securitizations and the corresponding lines of credit. These fees include the legal and accounting fees paid through a shared services agreement with the parent company. Total securitization related expenses increased $1,454,000, or 734%, to $1,652,000 in the three months ended September 30, 2006 from $198,000 in the three months ended September 30, 2005. Total securitization related expenses increased $1,441,000, or 163%, to $2,327,000 in the nine months ended September 30, 2006 from $886,000 in the nine months ended September 30, 2005.

Income Before Income Taxes Brooke Credit’s income before income taxes increased for the three-month and nine-month periods ended September 30, 2006 compared to the corresponding periods in 2005 primarily because of increased interest income resulting from an increase in Brooke Credit’s loan origination volume, an increase in notes receivables balances held on Brooke Credit’s balance sheet at a lower cost of funds, and an increase in notes receivables sold.

Loan Quality For the nine months ending September 30, 2006, Brooke Credit and its subsidiary securitization entities had credit losses totaling $250,000, of which $142,000 was associated with inventoried loans and $108,000 associated with securitized loans. For the nine months ending September 30, 2006, no participating lenders experienced credit losses associated with loan participations in Brooke Credit’s originated loans. At September 30, 2006 and December 31, 2005, $1,253,000 and $627,000, respectively, were delinquent 60 days or more. As of September 30, 2006, approximately 62% of Brooke Credit’s loan portfolio, including loans held in inventory and loans sold off-balance sheet, were comprised of loans made to franchisees of Brooke Franchise.

The favorable credit performance for Brooke Credit, its participating lenders and investors is primarily because loan payments associated with franchise loans, which represents the largest percentage of Brooke’s Credit loan portfolio, are generally deducted from commissions received by Brooke Franchise prior to payment of commissions to the borrower and most other creditors. We believe that credit problems are more likely to be identified when Brooke Franchise collects franchisees’ monthly statement account balances than by monitoring Brooke Credit’s loan delinquencies. In addition to the direct commission loan payments that occur on a significant portion of the loan portfolio, Brooke Credit uses franchisors and other industry consultants to perform collateral preservation services. These services assist the lender in monitoring borrower performance, advising borrowers and otherwise assisting Brooke Credit in the preservation of collateral and improvement of borrower financial performance.

Although credit performance has been favorable for Brooke Credit and its participating lenders and investors, the level of credit losses for Brooke Credit and the level of payment delinquencies have increased during 2006. This primarily resulted from increased strain placed on its borrowers resulting from conditions in which Brooke Credit had little or no control, such as increasing interest rates and a softening premium insurance market. Brooke Credit does expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by its borrowers.

Although we believe that credit loss exposure is limited on securitized loans and loan participations sold with recourse, the 0.5% credit loss assumption used to calculate retained interest reduced Brooke Credit’s expected retained interest associated with these loans by approximately $3,464,000 as of September 30, 2006 to allow for credit losses, which also reduced the amount of gain on sale revenue recognized at the time of each loan sale and resulted in a reduction of the carrying value of the corresponding asset on Brooke Credit’s balance sheet. Other than these reductions in asset totals, Brooke Credit has not established a separate credit loss reserve.

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

Brokerage Segment

Financial information relating to Brooke Brokerage and our Brokerage Segment is as follows (in thousands, except percentages):

	Three months ended September 30, 2006	Three months ended September 30, 2005	2006 % increase (decrease) over 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005	2006 % increase (decrease) over 2005
Operating Revenues
Insurance commissions	$866	$1,866	(54)%	$2,329	$5,332	(56)%
Policy fee income	140	494	(72)	444	1,287	(66)
Insurance premiums earned	—	333	(100)	—	556	(100)
Interest income	4	70	(94)	14	172	(92)
Consulting fees	1,640	—	—	3,945	—	—
Other income	322	57	465	911	178	412

Total operating revenues	2,972	2,820	5	7,643	7,525	2
Operating Expenses
Commission expense	281	802	(65)	864	2,211	(61)
Payroll expense	575	1,017	(43)	1,547	2,951	(48)
Depreciation and amortization	119	160	(26)	338	431	(22)
Other operating expenses	1,080	530	104	2,746	1,599	72

Total operating expenses	2,055	2,509	(18)	5,495	7,192	(24)
Income from operations	917	311	195	2,148	333	545
Interest expense	37	84	(56)	115	254	(55)

Income before income taxes	$880	$227	288%	$2,033	$79	2,473%
Total assets (at period end)	$10,290	$16,272	(37)%	$10,290	$16,272	(37)%

Insurance Brokerage Insurance commission revenues, policy fee revenues, commission expense and payroll expense decreased primarily as the result of the sale of the Texas All Risk General Agency, Inc. in November 2005. Brooke Brokerage, through its wholly owned subsidiary, CJD & Associates, L.L.C., continues to conduct insurance brokerage activities at its Overland Park, Kansas and Omaha, Nebraska underwriting offices under the Davidson-Babcock trade name. Insurance commissions for Davidson-Babcock increased $4,000, or 1%, to $866,000 for the three months ended September 30, 2006 from $862,000 for the three months ended September 30, 2005. Insurance commissions for Davidson-Babcock were $2,329,000 for the nine months ended September 30, 2006 which was approximately the same as insurance commissions for the nine-month period ended September 30, 2005.

Profit sharing commissions represented approximately 34% and 19%, respectively, of Brooke Brokerage’s insurance commissions for the three months ended September 30, 2006 and 2005 and approximately 17% and 18%, respectively, for the nine months ended September 30, 2006 and 2005.

Commission expense represented approximately 32% and 43%, respectively, of Brooke Brokerage’s insurance commission revenue for the three months ended September 30, 2006 and 2005 and approximately 37% and 41% respectively, for the nine months ended September 30, 2006 and 2005. Policy fee income represented approximately 16% and 26%, respectively, of Brooke Brokerage’s insurance commissions for the three months ended September 30, 2006 and 2005 and approximately 19% and 24%, respectively, for the nine months ended September 30, 2006 and 2005.

Net commission refund expense is our estimate of the amount of Brooke Brokerage’s share of wholesale commission refunds due to policyholders resulting from future policy cancellations. As of September 30, 2006 and December 31, 2005, Brooke Brokerage recorded corresponding total commission refund liabilities of $102,000 and $86,000, respectively.

For the three months and nine months ended September 30, 2006, Brooke Brokerage did not receive revenues from insurance premiums and did not incur expenses from insurance losses because it sold its captive insurance subsidiaries, The DB Group, Ltd. and DB Indemnity Ltd., to a sister company, Brooke Investments, Inc., in December 2005. Brooke Brokerage continues to manage the captives on behalf of Brooke Investments, for which it receives commissions and policy fees.

Loan Brokerage Beginning in November 2005, Brooke Brokerage, through its wholly owned subsidiary, CJD & Associates, L.L.C., began using its industry contacts and expertise in insurance brokerage to broker loans for, and consult with, general insurance agencies specializing in hard-to-place insurance sales. A growing emphasis on loan brokerage in 2006 is expected to result in an increase in consulting fees. Correspondingly, expenses for the referral of loan brokering prospects are also expected to increase throughout 2006.

Income Before Income Taxes Brooke Brokerage’s income before income taxes increased during the three months and nine months ended September 30, 2006, as compared to the three-month period and nine-month period ended September 30, 2005, primarily as the result of its loan brokering activity and the associated increase in revenues from consulting fees.

Corporate

Financial information not allocated to a reportable segment and relating primarily to Brooke Corporation’s corporate functions, Brooke Investments, Inc., DB Indemnity, Ltd and The DB Group, Ltd is as follows (in thousands, except percentages).

	Three months ended September 30, 2006	Three months ended September 30, 2005	2006 % increase (decrease) over 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005	2006 % increase (decrease) over 2005
Operating Revenues
Insurance premiums earned	640	—	—	846	—	—
Interest income	152	34	347	380	34	1,018
Other income	1,350	14	9,543	1,364	12	11,267

Total operating revenues	2,142	48	4,363	2,590	46	5,530
Operating Expenses
Payroll expense	868	893	(3)	2,459	2,528	(3)
Depreciation and amortization	308	198	56	788	563	40
Insurance loss and loss expense	450	—	—	450	—	—
Other operating expenses*	(141)	(615)	77	(1,459)	(1,798)	19

Total operating expenses	1,485	476	212	2,238	1,293	73
Income from operations	657	(428)	—	352	(1,247)	—
Interest expense	511	424	21	964	1,286	(25)

Income before income taxes	$146	$(852)	—%	$(612)	$(2,533)	76%
Total assets (at period end)	$80,897	$50,946	59%	$80,897	$50,946	59%

*Shared services fees from subsidiaries were netted against other operating expenses. Shares services fees for the three months ended September 30, 2006 and 2005 totaled $2,100,000 and $1,755,000, respectively, and, for the nine months ended September 30, 2006 and 2005, totaled $6,300,000 and $5,265,000, respectively.

Insurance Reserves The DB Group insures a portion of the professional insurance agents’ liability exposure of Brooke Franchise, its affiliated companies and its franchisees and had a policy in force on September 30, 2006 that provided $5,000,000 of excess professional liability coverage. DB Indemnity issues financial guarantee policies to Brooke Credit and its participating lenders and had policies in force on September 30, 2006 covering principal loan balances totaling $89,210,000. DB Indemnity’s reserve for claims was $450,000 and $0, respectively, on September 30, 2006 and December 31, 2005. DB Group’s has not established reserves for claims.

Although DB Indemnity has not incurred any claims or loss expense since beginning operations in 2003, reserves for claims on issued financial guarantee policies were recently established to reflect changes in general portfolio management and individual borrower circumstances. DB Indemnity originally insured Brooke Credit loans that were eligible for securitization and, therefore, the insurance coverage periods were relatively short because policies were cancelled when the loans were securitized. Brooke Credit has established lending facilities to inventory those loans eligible for securitization which eliminated the requirement for financial guaranty policies on this type of loan. DB Indemnity now issues financial guaranty policies primarily on loans that are not eligible for securitization and, therefore, coverage is required for the life of the loan, which lengthens the coverage period. Claims are expected to increase as the coverage period increases. Future claims are also expected to increase because some borrowers experienced a reduction of commission revenues resulting from reduction of premium rates by insurance companies while expenses increased as the result of higher interest rates. Over a long-term period, DB Indemnity expects the amount of claims expense incurred to be approximately the same as the amount of premium revenue recorded.

As a result of modifying financial guaranty policies to require the refund of unearned premiums, a premium receivable of $1,291,000 was established and other income correspondingly increased.

Liquidity and Capital Resources

Our cash and cash equivalents were $31,263,000 as of September 30, 2006, an increase of $18,942,000 from the $12,321,000 balance at December 31, 2005. Our current ratios (current assets to current liabilities) were 1.39 and 2.08, respectively, as of September 30, 2006 and December 31, 2005. Current assets exceeded current liabilities by approximately the same amounts at September 30, 2006 and December 31, 2005; however, the corresponding current ratio decreased because the amounts of total current assets and total current liabilities increased.

During the nine months ended September 30, 2006, net cash of $26,981,000 was provided by operating activities which primarily resulted from an increase in liabilities from advances on short-term line of credit notes used to fund loan receivables prior to loan securitization. Net cash of $21,200,000 was used in investing activities which primarily resulted from the purchase of securities as part of a loan securitization that closed in July 2006. Net cash of $13,161,000 was provided by financing activities which primarily resulted from issuance of preferred stock which generated net proceeds of $13,496,000.

Our cash and cash equivalents were $16,569,000 as of September 30, 2005, a decrease of $3,192,000 from the $19,761,000 balance at December 31, 2004. Our current ratios (current assets to current liabilities) were 1.51 and 1.49, respectively, as of September 30, 2005 and December 31, 2004. During the nine months ended September 30, 2005, net cash of $1,428,000 was provided by operating activities. Cash of $47,237,000 was used to fund an increase in accounts and notes receivables resulting primarily from a $44,447,000 increase in notes receivable. Cash of $35,462,000 was provided by an increase in other liabilities resulting primarily from a $31,746,000 increase in secured borrowings associated with the sale of loan participations not classified as true sales and other funding sources specifically secured by notes receivables. Net cash of $10,591,000 was used by investing activities. Cash of $9,043,000 was used to acquire subordinate investment interests in securitized loan pools. Net cash of $5,971,000 was provided by financing activities. A large cash inflow of $31,021,000 resulted primarily from issuance of 2,875,000 shares of the Company’s stock in a follow-on stock offering to the public. Offering proceeds of $12,186,000 were used to repay long-term debt and offering proceeds of $4,315,000 were used to repay bonds.

Brooke Credit expects continued growth of its loan portfolio. The loan funding needs of Brooke Credit continue to be largely met through loan participation sales, asset-backed securitizations and bank lines of credit. To fund anticipated loan growth, Brooke Credit also increased its bank line of credit limits by $80,000,000 during the quarter ended September 30, 2006. It is likely that Brooke Credit will require additional equity in 2007 to maintain adequate capital-to-asset ratios. Brooke Credit will continue to consider various equity alternatives for its capital needs.

Brooke Brokerage expects to acquire Generations Bank in the fourth quarter of 2006 and Brooke Corporation expects to make a $10,000,000 equity contribution to Brooke Brokerage for the purpose of funding this acquisition. Brooke Corporation expects to fund its equity contribution to Brooke Brokerage from existing cash balances.

Brooke Corporation expects to acquire a 47% ownership interest in First American Capital Corporation in the fourth quarter of 2006 and expects to increase its ownership interest to at least 55% in either the fourth quarter of 2006 or the first quarter of 2007 pursuant to its October 2006 agreement to acquire a controlling interest in such company. Brooke Corporation expects to fund this acquisition with cash reserves resulting from the proceeds received from issuance of $20,000,000 stated value of Perpetual Convertible Preferred Stock Series 2006 during the quarter ended September 30, 2006.

Brooke Corporation expects to make a $1,000,000 equity contribution to DB Indemnity, Ltd in the fourth quarter of 2006 or the first quarter of 2007. Brooke Corporation expects to fund its equity contribution to DB Indemnity from existing cash balances.

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

Capital Commitments

The following summarizes our contractual obligations as of September 30, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term borrowings	$83,127	$83,127	$—	$—	$—
Long-term debt	40,385	20,263	14,935	1,931	3,256
Interest payments*	12,023	7,755	2,328	772	1,168
Operating leases (facilities)	14,960	5,617	7,694	1,632	17
Capital leases (facilities)	515	80	180	200	55
Other contractual commitments**	867	241	626	—	—

Total	$151,877	$117,083	$25,763	$4,535	$4,496

*	Includes interest on short-term and long-term borrowings. For additional information on the debt associated with these interest payments see footnotes 4 and 5 to our consolidated financial statements.
**	Projected future purchase price payments due to sellers of CJD & Associates, L.L.C. that are contingent on future revenues. For additional information, see footnote 16 to our consolidated financial statements.

Our principal capital commitments consist of bank lines of credit, term loans, deferred payments to business sellers and obligations under leases for our facilities. We have entered into enforceable, legally binding agreements that specify all significant terms with respect to the contractual commitment amounts in the table above.

Critical Accounting Policies

Our established accounting policies are summarized in footnotes 1 and 2 to our consolidated financial statements for the years ended December 31, 2005 and 2004, and the three-month and nine-month periods ended September 30, 2006 and 2005. As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with generally accepted accounting principles.

We believe that the following accounting policies are critical. These accounting policies are more fully explained in the referenced footnote 1 to our consolidated financial statements for the years ended December 31, 2005 and 2004, and the three-month and nine-month periods ended September 30, 2006 and 2005.

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

An estimate of franchisees’ shares of undistributed commissions is made based on historical rates of commission payout, management’s experience and the trends in actual and forecasted commission payout rates. Although commission payout rates will vary, we do not expect significant variances from year to year. We regularly analyze and, if necessary, immediately change the estimated commission payout rates based on the actual average commission payout rates. The commission payout rate used in 2006 to estimate franchisees’ share of undistributed commissions was 80% and the actual average commission payout rate to franchisees (net of profit sharing commissions) was 84% for the nine-month period ended September 30, 2006. We believe that these estimates will not change substantially during the remainder of 2006.

Allowance for Doubtful Accounts Our allowance for doubtful accounts is comprised primarily of allowance for estimated losses related to amounts owed to us by franchisees for short-term credit advances, which are recorded as monthly statement balances, and longer-term credit advances, which are recorded as non-statement balances. Losses from advances to franchisees are estimated by analyzing all advances recorded to franchise statements that had not been repaid within the previous four months; all advances recorded as non-statement balances for producers who are in the first three months of development, total franchise statement balances; total non-statement balances; historical loss rates; loss rate trends; potential for recoveries; and management’s experience. Loss rates will vary and significant growth in our franchise network could accelerate those variances. The effect of any such variances can be significant. The estimated allowance for doubtful accounts as of September 30, 2006 was $1,266,000. The estimated allowance was approximately 38% of the actual amount of losses from advances made to franchisees for the twelve months ended September 30, 2006, approximately 9.1% of the actual total combined franchise statement and non-statement balances as of September 2006, and approximately 33.4% of the actual combined advances recorded to franchise statements that had not been repaid during the four-month period ending September 2006 and recorded as non-statement balances for producers in the first three months of development. We believe that this estimate will increase during 2006 primarily as a result of our growing franchise operations and increased emphasis on producer development for start up franchises.

Reserves for Insurance Claims Reserves for Insurance Claims are comprised of amounts set aside for claims on DB Indemnity, Ltd. insurance policies. DB Indemnity is a captive insurance company that issues financial guaranty policies covering loans originated by Brooke Credit Corporation. Reserves for claims on DB Indemnity insurance policies are estimated by analyzing historical claim payments, the amount delinquent loans, the amount of loans in which default has been declared, the amount of loans in which an obligor’s business revenues have experienced a significant decline resulting in inadequate repayment ability and/or collateral support, the amount of loans in which material change in an obligors or guarantor’s financial condition has occurred or is expected to occur, the amount of start up franchise loans that have matured and the borrower has not achieved the required minimum monthly commission benchmark, and management’s experience. Claim payments will vary and significant growth in the issuance of financial guaranty insurance policies or changes in policy underwriting could accelerate those variances. The effect of any such variances can be significant. The estimated reserve for insurance claims as of September 30, 2006 was $450,000. No claims have been paid by DB Indemnity since it began operations in 2003. We believe this estimate will increase during the remainder of 2006 because coverage periods are increasing from loan portfolio management changes and because some borrowers experienced a reduction of revenues resulting from reduction of premium rates, while expenses increased from higher interest rates.

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

Loan participations and loan securitizations represent the transfer of notes receivable, by sale, to “participating” lenders or special purpose entities. The fair value of retained interests and servicing assets resulting from the transferred loans are recorded in accordance with the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We typically estimate fair value based on the present value of future expected cash flows, which requires us to make assumptions about credit losses, prepayment speed and discount rates. Most of our loans are adjustable rate loans on which, in 2006, we assumed credit losses of 0.50% each year, prepayment speeds of 10.00% each year and a discount rate of 11.00%. These assumptions are made based on historical comparisons, management’s experience and the trends in actual and forecasted portfolio prepayment speeds, portfolio credit losses, risk-free interest rates and market interest rates. We regularly analyze the accuracy of our assumptions of prepayment speeds, credit losses and discount rate and make changes when necessary. We believe that changes to these assumptions are unlikely during the remainder of 2006. However, we do believe it is important to note that our actual annualized prepayment rate for the entire portfolio has increased to approximately 14% through the nine months ended September 30, 2006 primarily due to increased asset ownership transfers to borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests, and the increasing interest rate environment. We expect that over the remaining life of its loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

As of December 31, 2005, we tested retained interests for impairment and the resulting analysis of prepayments speeds and credit losses for the various loan pools indicated that our assumptions were historically accurate. The effect of variances can be significant and the impact of changes in these estimates is more specifically described in footnote 2 to our consolidated financial statements for the years ended December 31, 2005 and 2004 and the three-month and nine-month periods ended September 30, 2006 and 2005.

Subsequent to the initial calculation of the fair value of retained interest, the Company utilizes a fair market calculation methodology to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. The rates of write down of the retained interest are based on the current interest revenue stream. This revenue stream is based on the loan balances at the date the impairment test is completed, which will include all prepayments on loans and any credit losses for those loans. As of December 31, 2005, we tested retained interests for impairment and the resulting analysis of prepayments speeds and credit losses indicated that our assumptions were historically accurate. However, because of the relatively large remaining asset balance, differences in the actual performance and our assumptions could significantly impact our results. As a result of the above mentioned increased prepayment speeds, the fair value of the retained interests has declined during 2006. Management continues to analyze this decline and, through our impairment testing as of December 31, 2006 will determine if an impairment loss resulted for such year.

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

Revenue Recognition Policies Revenue recognition is summarized in footnote 1(e) to our consolidated financial statements for the years ended December 31, 2005 and 2004, and the three-month and nine-month periods ended September 30, 2006 and 2005.

With respect to the previously described critical accounting policies, we believe that the application of judgments and assumptions is consistently applied and produces financial information which fairly depicts the results of operations for all years presented.

Off Balance Sheet Arrangements

In General There have been no material changes in our off balance sheet financing arrangements from those reported in our annual report on Form 10-K for the year ended December 31, 2005.

As reported above, although credit performance has been favorable for Brooke Credit and its participating lenders and investors, the level of credit losses for Brooke Credit and payment delinquencies have increased during 2006 due, in part, to increasing interest rates and a softening insurance premium insurance market. We do expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by Brooke Credit borrowers.

The actual annualized prepayment rate on Brooke Credit loans has increased to approximately 14% during the first nine months of 2006 primarily due to increased asset ownership transfers to other borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. We expect that, over the remaining life of the Brooke Credit loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

As a result of the increased prepayment speeds, the fair value of retained interests from transferred loans has declined during 2006. Management continues to analyze the decline and, upon testing of impairment as of December 31, 2006, an impairment loss may result for such year.

Proposed Accounting Changes In August 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft which amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This exposure drafts seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. Our current off-balance sheet securitizations in our Lending Services segment could be required to be consolidated in our financial statements based on the provisions of the exposure draft. We will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the securitizations to continue to derecognize loans transferred to the securitization special purpose entities. At September 30, 2006, the securitization special purpose entities held loans totaling $175,733,000 million, which we could be required to consolidate into our financial statements under the provisions of this exposure draft. The final standard for this exposure draft is scheduled to be issued prior to the end of calendar year 2006.

Recently Issued Accounting Pronouncements

See footnote 18 to our consolidated financial statements for a discussion of the effects of the adoption of new accounting standards.

Related Party Transactions

See footnote 10 to our consolidated financial statements for information about related party transactions.

Impact of Inflation and General Economic Conditions

There have been no material changes to the description of the impact of inflation and general economic conditions reported in our annual report on Form 10-K for the year ended December 31, 2005.

As reported above, although credit performance has been favorable for Brooke Credit and its participating lenders and investors, the level of credit losses for Brooke Credit and payment delinquencies have increased during 2006 due, in part, to increasing interest rates and a softening insurance premium insurance market. We do expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by Brooke Credit borrowers.

The actual annualized prepayment rate on Brooke Credit loans has increased to approximately 14% during the first nine months of 2006 primarily due to increased asset ownership transfers to other borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. We expect that, over the remaining life of the Brooke Credit loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

As a result of the increased prepayment speeds, the fair value of retained interests from transferred loans has declined during 2006. Management continues to analyze the decline and, upon testing of impairment as of December 31, 2006, an impairment loss may result for such year.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or the notes thereto.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the description of our market risks from those reported at December 31, 2005 in our Annual Report on Form 10-K.

Although credit performance has been favorable for Brooke Credit Corporation, its participating lenders and investors, the level of credit losses for Brooke Credit and payment delinquencies has increased during 2006 due, in part, to increasing interest rates and a softening premium insurance market. We do expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by Brooke Credit borrowers.

The actual annualized prepayment rate on Brooke Credit loans has increased to approximately 14% during the first nine months of 2006 primarily due to increased asset ownership transfers to other borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests, and the increasing interest rate environment. We expect that, over the remaining life of the Brooke Credit loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

As a result of the increased prepayment speeds, the fair value of retained interests from transferred loans has declined during 2006. Management continues to analyze the decline and, upon testing of impairment as of December 31, 2006, an impairment loss may result for such year.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We sold on September 15, 2006, 20,000 shares of newly designated Perpetual Convertible Preferred Stock Series 2006, coupled with warrants, to an accredited institutional investor in a negotiated private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Disclosures required by Item 2 of Part II to Form 10-Q were provided in our Current Report on Form 8-K and the Exhibits attached thereto dated September 15, 2006, and filed on September 19, 2006.

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

Date: October 31, 2006	BROOKE CORPORATION

	By:	/s/ Robert D. Orr
Robert D. Orr, Chief Executive Officer

	By:	/s/ Leland G. Orr
Leland G. Orr, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

[1]	Filed herewith.