Form 10-K
period 2006-12-31
BROOKE CORP
filed 2007-03-06
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-31698

BROOKE CORPORATION

(Exact name of registrant as specified in its charter)

Kansas	48-1009756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10950 Grandview Drive, Suite 600, Overland Park, Kansas	66210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (913) 661-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, Par Value $.01 per share	NASDAQ Global Market

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(c) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the price at which the stock was last sold, as of June 30, 2006, was $71,425,032.

The number of shares of issuer’s common stock, $.01 par value, outstanding on February 28, 2007 was 12,637,876.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of our definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders, to be held on April 26, 2007, are incorporated by reference in Part III to the extent described therein.

FORWARD-LOOKING AND CAUTIONARY STATEMENTS

We caution you that this annual report on Form 10-K includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Among other things, these statements relate to our financial condition, results of operations and business. These forward-looking statements are generally identified by the words or phrases “will,” “will allow,” “will continue,” “would,” “would be,” “expect,” “expect to,” “intend,” “intend to,” “anticipate,” “is anticipated,” “foresee,” “estimate,” “plan,” “may,” “believe,” “implement,” “build,” “project” or similar expressions and references to strategies or plans.

While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons. These risks and uncertainties are discussed in more detail under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and include, but are not limited to:

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

•	We may be required to repurchase loans sold with recourse or make payments on guarantees.

•	We are dependent on key personnel.

•	Efforts to comply with the Sarbanes-Oxley Act will entail significant expenditures; non-compliance with the Sarbanes-Oxley Act may adversely affect us.

•	We may not be able to accurately report our financial results or prevent fraud if we fail to maintain an effective system of internal controls over financial reporting.

•	We compete in highly regulated industries, which may result in increased expenses or restrictions in our operations.

•	Pending transactions involving our subsidiaries may not close or close when expected.

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

We are a franchise business with a network of more than 700 franchised locations (737 as of December 31, 2006). Our franchisees sell property and casualty insurance, and other services to individuals and small businesses. We provide our franchisees with wealth creation opportunities associated with independent business ownership, while offering operational assistance more typical of a large insurance distribution company. In exchange for initial franchise fees and a share of ongoing revenues, Brooke Franchise Corporation provides Brooke franchise agencies with access to the products of many leading insurance companies, marketing assistance and administrative support. To support our franchise business, we have developed and/or invested in Brooke Credit Corporation to lend to our franchisees to fund the acquisition of franchises or the start up of new franchises, Brooke Brokerage Corporation to serve as a wholesale insurance broker for our franchisees with respect to hard-to-place and niche insurance, and both Brooke Savings Bank, a federal savings bank, and First American Capital Corporation, a life insurance holding company, to enable our franchisees to complement the property and casualty insurance products that they sell with the ability to offer bank, life insurance and annuity products and services to their customers. We also conduct limited self-insurance operations through our Bermuda captive insurance companies.

For the year ended December 31, 2006, we had total operating revenues and net income of $179,695,000 and $10,742,000, respectively, compared to $145,418,000 and $9,705,000, respectively, for the year ended December 31, 2005.

Financial Information about Industry Segments

See discussion below and in Item 8, footnote 10 to our consolidated financial statements.

Brooke Franchise Corporation

Brooke Franchise is one of the largest franchisors of property and casualty insurance agencies in the United States, based on number of locations. We offer to our franchise network access to the products of many leading insurance carriers, marketing and business management support, back office assistance, financial management tools and association with an emerging brand identity. According to Entrepreneur Magazine, January 2007, we were ranked first in our industry category of franchisors of miscellaneous financial services based on factors such as financial strength, stability, growth rate and size of system.

Currently, we franchise businesses that primarily sell property and casualty insurance, such as automobile, homeowners and business owners insurance products. We have also franchised businesses that primarily sell group and individual health insurance, life insurance, annuities and securities, such as mutual funds.

Based on commission revenue for the year ended December 31, 2006 we generated approximately 71% of our retail commission income from personal lines insurance, such as auto and homeowners insurance, and approximately 29% from commercial lines insurance such as business owners insurance.

Franchisees. Our franchisees are typically entrepreneurial individuals with experience in the sale of insurance. We believe that these entrepreneurial individuals and the businesses they operate will benefit from the business, operational and marketing support that we offer. Because they are locally owned and operated by motivated entrepreneurs, we believe that our franchises will perform better than their competitors. Our franchisees generally either form a new start up insurance agency or convert an existing insurance agency to a franchise. In January 2006, we began developing business locations that have not been previously owned by a franchisee or independent insurance agency. These company developed stores may be operated by us and then sold to a franchisee or set up by us for operation, with the franchisee commencing operations and assuming the operating expenses. As of December 31, 2006, 2005 and 2004, we had 737, 552 and 370 franchise locations, respectively.

The following table shows the states that have more than fifteen of our franchise locations as of December 31, 2006.

State	Number of Franchise Locations	Property and Casualty Insurance	Conversions	Start Up	Company Developed
Texas	129	125	55	73	1
California	101	101	68	33	0
Kansas	79	78	66	13	0
Florida	78	77	61	17	0
Georgia	42	42	4	38	0
Virginia	39	39	31	8	0
Missouri	37	36	17	17	3
Arizona	31	31	17	13	1
North Carolina	27	26	6	21	0
Colorado	23	22	16	5	2
Illinois	21	19	14	7	0
Ohio	20	20	2	18	0

The other 17 states in which we operate had a total of 110 franchise locations as of December 31, 2006, of which 104 were property and casualty insurance agencies, 74 were conversion franchisees, 36 were start up franchisees, and none were company developed locations. The conversions and start ups include our property and casualty insurance agencies as well as our other franchise locations.

Support for our franchisees. We offer to our franchisees business opportunities and efficiencies more typical of a large company and other resources, including:

Access to the products of leading insurance carriers. As a general matter, insurance companies require their independent agents to produce specified minimum premium volumes in order to continue selling their products. While smaller insurance agencies may be able to meet such minimum premium volumes for one or even a few carriers, it is often difficult for such insurance agencies to meet these minimum requirements for many carriers, thereby limiting the agent’s ability to offer an array of insurance products. We aggregate the insurance premium volumes generated by our franchisees, approximately $741,210,000 for the year ended December 31, 2006, in order to gain access to the insurance products of hundreds of insurance companies, including 11 of the 15 largest property and casualty insurers in the United States, as measured by net premiums written, such as Progressive, AIG, Chubb, Travelers and Hartford, and other national carriers such as Safeco, GMAC Insurance and Met Life Auto and Home. This consolidated purchasing power generally allows our franchisees to have far more insurance products to sell than they would have on their own.

Professional marketing. We have an advertising center facility on our Phillipsburg campus and specialized teams of marketing professionals with expertise in traditional advertising, direct-mail advertising, yellow pages advertising, public relations, lead generation and office location analysis. These professionals assist our franchisees in identifying potential customers, developing marketing programs, coordinating advertising purchases, and measuring marketing effectiveness. Our lead generation system, which includes referrals from insurance companies, lead brokers, e-mail solicitations and our online quote request system, helps our franchisees identify prospective customers. We employ a total of 40 marketing professionals to serve our growing network.

Facilities support. Facilities support is provided by professionals who assist franchisees with office location selection, office setup and ongoing office support. We have a total of 25 employees on our facilities support teams.

Business administration. We provide a range of administrative support services to our franchisees that enhance operating efficiency. First, we provide cash management services such as daily consolidation of all cash collected by franchisees and reconciliation of sales commissions and other revenue to the franchisee’s account statement. As part of our cash management services, in order to assist our franchisees with the monthly fluctuation of revenues, we also make short-term commission advances to our franchisees, which we generally expect to be repaid within 120 days. As of December 2006, there was approximately $6,214,000 of principal amount of these commission advances outstanding, of which $5,476,000 had been outstanding for more than 120 days. We also make advances to franchisees for long-term producer development, including hiring and training of new franchise employees, and for other reasons not related to monthly fluctuations of revenues. As of December 2006, there were approximately $9,115,000 of commission advances outstanding for such purposes. Second, through our Brooke Management System, we store our franchisees’ customer documents as universal electronic images and maintain customer name and address data for accurate ownership identification. Third, we have established buying groups to assist our franchisees in the purchase of office equipment, supplies and services at bulk discounted rates that may otherwise be unavailable to them.

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

We believe that these resources and systems provide our franchisees the ability to compete favorably against both independent agencies and the “captive” insurance agencies controlled by large insurance companies, such as Allstate Insurance Group, State Farm, Farmers Insurance and Nationwide Group. We believe that our franchisees have significantly greater resources, including access to the products of many insurance carriers, than many other independently owned property and casualty insurance agencies. Further, we believe our franchisees’ ability to offer their customers the products of many insurance carriers provides them with a competitive advantage over “captive” insurance agencies, who generally can offer to their customers only the products of their affiliated insurance carrier.

Business model. We generate revenues through our network of franchise locations in the following ways:

Share of ongoing revenues. As part of our franchise relationship, we receive a fee for franchise services in the form of a percentage of the ongoing revenues of each franchisee, which is generally 15% of our insurance agency franchisees’ revenues. We sometimes receive additional fees in the form of an additional share of franchisees’ commissions in payment for a franchisee’s optional use of our service centers. At such centers, a franchisee shares with other franchisees use of office space and such services as the services of customer service representatives. In most cases, we receive cash commission payments directly from the insurance companies that write the policies sold by our franchisees. We then remit to our franchisees the balance of the commissions, net of any loan payments, other amounts owed to us and our percentage of these commission revenues.

Franchise fees. We earn initial franchise fees from franchisees starting up a new franchise, from franchisees acquiring a company developed franchise location, and from those franchisees converting an existing agency into a new franchise. These fees include:

•

Basic services fees. In exchange for a basic franchise fee of $165,000 per location, we provide our conversion and start up franchisees with a business model, use of a registered trade name, access to the products of our insurance company suppliers, access to the advertising center, facility support and processing center, and use of our Internet-based management system.

•

Buyers assistance fees. For those franchisees acquiring and converting an existing insurance agency into one of our franchised locations, we provide, among other things, an inspection of the agency to be acquired. Initial franchise fees associated with these services usually equal approximately 50% of the annual gross revenues of the agency to be acquired and converted, less the initial franchise fees for basic services.

•

Start up assistance fees. In 2004, we began recruiting experienced insurance professionals to start up new franchise locations, opening 41 new start up locations that year, 106 new start up locations in 2005, and 152 new start up locations in 2006. We did not charge any additional initial franchise fees for start up services provided to these franchisees other than our fee for basic services.

Seller consulting fees. We advise the owners of insurance agencies and, to a lesser extent, other businesses, on the sale of their businesses to our franchisees and, in a limited number of cases, to unaffiliated third parties. We help sellers develop business profiles and tabulate revenues, share sample sales agreements and assist with general sale preparation. These consulting fees usually equal 10% of the total purchase price of the agency to be sold.

The following table shows the revenues and fees we received from our franchisees for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year ended December 31,
	2006	2005	2004
Share of Ongoing Revenues(1)	$20,872	$16,257	$10,894
Initial Franchise Fees
Basic Services	31,770	19,375	8,795
Buyers Assistance	3,137	10,133	8,122
Consulting Fees	2,731	4,916	5,236

(1)	Share of ongoing revenues represents Brooke Franchise’s insurance commissions less commission expense.

Brooke Credit Corporation

Brooke Credit is a specialty finance company that lends primarily to locally-owned businesses that sell insurance, including franchisees of Brooke Franchise. Brooke Credit’s target market consists of retail insurance agencies, and managing general agencies, where the sale of insurance is their primary business. In addition, Brooke Credit loans money to funeral home owners, where insurance is often an important, although not primary, part of their business. Brooke Credit started its lending programs in 1996 to serve as a finance company for the capital needs (primarily for business acquisitions) of the franchisees of Brooke Franchise. In subsequent years, Brooke Credit leveraged its expertise of loaning money to Brooke Franchise franchisees to lend money to other insurance-related businesses that are not franchisees of Brooke Franchise, including non-franchise retail insurance agencies, managing general agencies and funeral homes.

Lending Programs. Brooke Credit is focused on lending to small “main street businesses” across America, primarily in insurance-related industries which have historically been underserved by traditional lenders. Brooke Credit lends to four types of borrowers:

•

Retail insurance agents and agencies that are franchisees of Brooke Franchise. These loans are secured by the franchise business and personal guarantees by the individual franchise owners. Lending to franchisees of Brooke Franchise represents the most seasoned of all Brooke Credit’s lending programs. Loan types within this lending program generally vary depending on the development stage or maturity of a franchise business and may have repayment terms ranging from 8 months to 15 years. As of December 31, 2006, these loans constituted 58% of Brooke Credit’s loan portfolio.

•

Retail insurance agents and agencies that are not franchisees. Brooke Credit makes loans to these borrower types primarily for acquisition of retail agencies with three or more years of operating history and also borrowers that primarily focus on the sale of property and casualty insurance. These loans are made with repayment terms ranging from 10 to 12 years and are secured primarily by the underlying agency businesses or renewable stream of sales commissions and personal guarantees by the individual agency owner. These loans represented 11% of the loan balances in Brooke Credit’s loan portfolio as of December 31, 2006.

•

Managing General Agencies (“MGAs”) in which the sale of insurance is their primary business. MGAs are insurance businesses that typically sell wholesale insurance products to retail agents and agencies, frequently on behalf of an affiliated insurance company. Brooke Credit makes loans to these borrower types primarily for acquisitions of MGAs or to finance the capitalization of an affiliated insurance company. These loans are made with repayment terms ranging from 7 to 10 years and are secured by the underlying MGA businesses or renewable stream of underwriting and sales commissions and, in some cases, the stock of insurance companies affiliated with the MGA borrower. MGA loans constituted 18% of the loan balances in our portfolio as of December 31, 2006.

•

Independent funeral home owners in which the sale of insurance is not their primary business, but an often important part of their business (the sale of pre-need life insurance). Brooke Credit makes loans to these borrower types, primarily for acquisition of funeral homes with three or more years of operating experience. These loans are typically made with repayment terms ranging from 12 to 15 years and are secured primarily by the underlying funeral home business, which typically includes commercial real property, and personal guarantees from individual funeral home owners. As of December 31, 2006, these loans represented 12% of the loan portfolio of Brooke Credit.

Sourcing. Brooke Credit has established itself as a premier lender in its target markets. Brooke Credit’s credit applications are primarily generated from referrals from its proprietary loan sourcing network and the results of internal marketing efforts. In many cases, industry participants that are part of Brooke Credit’s sourcing network also provide collateral preservation and loss mitigation services during the life of a loan. This provides for a symbiotic relationship where referral sources are strategically aligned and economically motivated to forward high quality loan opportunities to Brooke Credit and provide high quality value added support to address credit problems as they arise.

Underwriting. Over the years, Brooke Credit has acquired an underwriting expertise in loaning money to insurance and funeral home professionals, which includes detailed risk profiling, personality testing, revenue analysis, supplier relationships, marketing activities, producer relationships and customer retention. In addition to the repayment, financial condition, and collateral analyses of each application, Brooke Credit emphasizes the analysis of an applicant’s human capital and focuses on loaning money to individuals with a successful track record, demonstrable financial commitment and experience in their profession.

Collateral Preservation Services. Brooke Credit utilizes industry consultants (including Brooke Franchise) to perform upfront and ongoing collateral preservation services. These consultants assist Brooke Credit in performing due diligence, monitoring the borrowers’ business performance, identifying negative operating trends and providing management expertise to address such negative trends. In instances where the borrowers have failed to perform, Brooke Credit, with the assistance of these consultants, works to assume management of the business, address any relevant operating problems and then sell or facilitate the sale of the business to another interested party.

To reduce our risk of loss on loans made to our franchisees, Brooke Franchise assists Brooke Credit with these services. We have developed tools to preserve collateral and mitigate losses, including:

Receipt of cash directly from insurers. When our franchisees sell an insurance policy, the insurance carrier, in most cases, pays the commission directly to us, not to our franchisee. We deduct the fee for franchisor services (in the form of a percentage of the revenues) owed to Brooke Franchise Corporation, monthly loan payments and any other amounts owed to us before we distribute the balance to our franchisees.

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

Loan funding. Brooke Credit funds its loans through a combination of the following three funding mechanisms.

(1) Off-Balance Sheet Loan Participations: This involves the true sale of loan participation interests in individual loans. Brooke Credit generally sells the loans to a network of over 150 banks and financial institutions.

(2) Off-Balance Sheet Loan Securitizations: Having established a track record through loan participations, Brooke Credit pioneered the first securitization of insurance agency loans in April 2003, which involved the issuance of $13.4 million in rated asset-backed securities. Subsequently, Brooke Credit has sold to its lender network five additional issues totaling $174.3 million in such securities.

(3) On-Balance Sheet Funding: These loan amounts are funded from Brooke Credit cash and short-term financing. Brooke Credit has five lines of credit (collectively, the “Warehouse Lines”) with a cumulative availability of approximately $100 million, which provides Brooke Credit with an immediate source of capital to fund loans. In addition, Brooke Credit is considering alternative warehouse structures which may result in the sale of our warehouse loans off balance sheet.

Portfolio Performance. As a specialty lender, the critical benchmark for Brooke Credit is the performance of its underlying loan portfolio. Brooke Credit has a unique sourcing platform, experienced and disciplined underwriting, and an innovative collateral preservation platform. These enable Brooke Credit to better measure, monitor and control credit quality and all of these features have played an integral part in favorable credit history which is evidenced by low cumulative credit losses to date.

The following table shows information regarding our loans as of or for the years ended December 31, 2006, 2005 and 2004, as the case may be (dollars are shown in thousands):

	Year ended December 31,
	2006	2005	2004
Loan balances outstanding	$483,278	$277,414	$183,384
Loan balances held by participating lenders	152,652	95,314	85,414
Loan balances held by securitization entities	167,870	140,627	53,169
Loan balances held on our balance sheet	162,756	41,473	44,801
Gain on sale recognized	7,409	7,459	2,448
Loan origination fees	4,928	2,658	2,834
Interest and servicing income	19,334	10,780	5,777
Number of loans outstanding to franchisees	962	837	655
Number of loans outstanding to non-franchisees	194	131	77

For the year ended December 31, 2006, $525,000 in credit losses occurred on loans in Brooke Credit’s portfolio. Of these credit losses, $168,000 were associated with on-balance sheet loans and $357,000 were associated with off-balance sheet loans which have been securitized. At December 31, 2006, principal balances of approximately $2,291,000 were 60 or more days. Of these delinquent loans, $1,931,000 were on-balance sheet loans and $360,000 were off-balance sheet loans which have been sold to participating lenders. We believe that credit problems associated with retail insurance agency loans are more likely to be identified when Brooke Franchise monitors borrower revenues on a month or quarterly basis, rather than by monitoring Brooke Credit’s loan delinquencies.

Debt Offering. In November 2006, Brooke Credit closed a private placement debt offering consisting of $45,000,000 in 12% per annum fixed-rate notes, with 5% warrants, to a group of accredited institutional investors. Approximately $18.2 million of the loan proceeds were used to repay borrowings used to fund the over-collateralization requirements associated with previously closed securitizations, and the remainder of proceeds were used to fund our growing loan portfolio and pay various closing costs associated with the transaction.

Oakmont Pending Transaction. On February 8, 2007, we entered into an Agreement and Plan of Merger by which Brooke Credit will merge with Oakmont Acquisition Corp. (“Oakmont”). The planned merger will result in Brooke Credit becoming a public company with Brooke Corporation as its largest shareholder. Oakmont is a special purpose acquisition company formed for the purpose of investing in an operating business. Under the terms of the Agreement and Plan of Merger, and subject to the necessary approvals and other closing conditions, Brooke Credit will merge with and into Oakmont, with the surviving company operating under the name of Brooke Credit Corporation. At closing, the Agreement provides that Brooke Corporation and other shareholders and certain warrant holders of Brooke Credit Corporation will receive merger consideration of 17,455,000 shares of Oakmont common stock with a value of approximately $104,731,000, assuming a $6.00 stock price. We and other shareholders and the warrant holders will receive an additional 4,000,000 shares of Oakmont common stock should Brooke Credit achieve certain adjusted earnings, as defined in the Agreement and Plan of Merger, in 2007, and an additional 1,000,000 million shares should Brooke Credit achieve certain adjusted earnings in 2008.

At the closing of the transaction, expected during the second quarter of 2007, we and other former shareholders of Brooke Credit Corporation will own approximately 58.2% of the outstanding shares of common stock of the surviving company. Giving effect to the increased shares in the event the financial goals are achieved during 2007 and 2008, we and other former shareholders of Brooke Credit Corporation would own approximately 63.6% of the outstanding shares of common stock of the surviving company. These estimated percentages of our ownership of common stock do not reflect the effect of any exercise of any outstanding Oakmont warrants; however, do reflect the effect of outstanding Brooke Credit warrants. If all of Oakmont outstanding warrants are exercised, then Brooke Credit would receive up to approximately $85,752,000 in additional equity, and the ownership interest of the Company and other former shareholders of Brooke Credit Corporation would decrease to approximately 41.8% of the surviving company’s outstanding shares, assuming the 2007 and 2008 financials goals are achieved, and approximately 36.1% of outstanding shares if the financial goals are not achieved. There are no assurances that the transaction will close, that it will close when expected, that the financial goals of Brooke Credit will be achieved during 2007 and 2008, that warrants will be exercised and additional equity will be received by Brooke Credit, or that, upon and after any closing, our ultimate ownership interest in the surviving corporation will be at the approximate levels stated herein.

Brooke Brokerage Corporation

Insurance Brokerage. Brooke Brokerage serves as a wholesale insurance broker and has binding authority on behalf of certain insurance companies. We assist both Brooke franchise agents and unaffiliated agents in finding insurance coverage for hard-to-place and niche risks.

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

The following table shows wholesale commissions received by Brooke Brokerage through its subsidiaries for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year ended December 31,
	2006	2005	2004
Wholesale commissions	$2,842	$6,382	$6,285

Loan Brokerage and Consulting. In 2005, Brooke Brokerage began to use its industry contacts and expertise in insurance brokerage to broker loans for, and consult with, general insurance agencies and funeral homes. In this business, we (1) consult with managing general agents, managing agencies and funeral homes regarding, acquisitions, financing of such acquisitions or other activities or needs of those businesses, and other borrower’s assistance services; (2) refer such businesses to Brooke Credit for the purpose of obtaining commercial loans for such acquisitions, activities or needs; and (3) provide collateral preservation services to Brooke Credit with respect to such loans. In 2006, Brooke Brokerage received fees from the borrowers that may be funded by Brooke Credit’s loans to the borrowers and/or compensation from Brooke Credit for collateral preservation services. Total fees received by Brooke Brokerage for these services in 2006 were $7,316,000.

On December 8, 2006, in connection with our acquisition of an ownership interest in First American Capital Corporation described below, Brooke Brokerage entered into a Brokerage Agreement by which, as of that date, First Life Brokerage, Inc. (now Brooke Capital Advisors, Inc.), a subsidiary of First American Capital Corporation, began operating a business as of such date providing new consulting to managing general agencies and collateral preservation services relating to such agencies’ loans. Brooke Capital Advisors, Inc. has expanded such business in 2007 to include similar services for funeral home businesses and loans related thereto and Brooke Brokerage is no longer engaged in this business.

Banking. On January 8, 2007, following approval by the United States Office of Thrift Supervision and satisfaction of other closing conditions, Brooke Brokerage completed the acquisition of Generations Bank, a federal savings bank, by purchasing for $10.1 million in cash all of the issued and outstanding capital stock of the Bank from Kansas City Life Insurance Company pursuant to a Stock Purchase Agreement dated January 23, 2006. The Bank now operates under the name Brooke Savings Bank, and the main retail banking office for the

Bank has relocated from Kansas City, Missouri, to Phillipsburg, Kansas, with administrative offices of the Bank to be relocated to our Overland Park, Kansas office. Brooke Savings Bank is an agent bank with business plans centering on the sale of bank products and services to consumers through referrals from our franchisees and other independent agents. We believe that the Bank acquisition will provide an inexpensive distribution channel for its products and services and increase the value of our franchise relationship to independent insurance agents.

On February 14, 2007, Brooke Brokerage entered into a Stock Purchase Agreement with First American Capital Corporation pursuant to which Brooke Brokerage will sell to First American all of the issued and outstanding shares of capital stock of Brooke Savings Bank in exchange for 6,047,904 shares of First American’s common stock, subject to adjustment in the event of certain changes to First American’s capitalization. The value of the shares of First American to be acquired by Brooke Brokerage in the pending transaction approximate the cash purchase price of $10.1 paid by Brooke Brokerage for the Bank stock in January 2007. The closing of the transaction is subject to its approval by the United States Office of Thrift Supervision, the Commissioner of Insurance for the State of Kansas, any other regulatory approvals, and other standard closing conditions, and is expected to occur by February 2008. Either party may terminate the Stock Purchase Agreement after 365 days following the date of the Agreement if the transaction contemplated thereby has not been consummated. If consummated, the transaction will place Brooke Savings Bank and First American’s life insurance businesses under First American’s ownership and the banking and life insurance businesses are expected to complement one another.

Other

Bermuda Captive Insurance Companies. We own Bermuda captive insurance companies which self insure a portion of our errors and omissions insurance for insurance agency operations and financial guaranty policies on loans Brooke Credit makes. DB Indemnity, Ltd., a Class 1 Bermuda Captive Insurer that may only insure our risks, and not those of unaffiliated third parties, issues financial guaranty policies on loans we make. As of December 31, 2006, DB Indemnity had statutory capital and surplus of $2,410,000. The DB Group, Ltd., a Class 3 Bermuda Captive Insurer, replaced DB Indemnity, Ltd. in 2006 as the self-insurer of a portion of our errors and omissions insurance. As of December 31, 2006, The DB Group, Ltd. had statutory capital and surplus of $1,263,000. During 2006, the captive insurance companies were owned by Brooke Investments, Inc., which acquired them from Brooke Brokerage at the end of 2005.

The following table shows premiums received by the captive insurance companies through its subsidiaries for the years ended December 31, 2006, 2005 and 2004 (in thousands):

	Year ended December 31,
	2006	2005	2004
Premiums earned
DB Indemnity, Ltd.	636	945	401
The DB Group, Ltd.	225	0	0

First American Capital Corporation. We are the majority shareholder of a life insurance holding company headquartered in Topeka, Kansas with subsidiaries that sell life insurance and annuity products in eight states throughout the Midwest (First Life America Corporation) and broker life, health, disability and annuity products of unrelated insurance companies (Brooke Capital Advisors, Inc., formerly First Life Brokerage, Inc.). Pursuant to a Stock Purchase and Sale Agreement dated October 6, 2006, we initially acquired 3,742,943 shares of First American Capital Corporation (“First American”) common stock (approximately 46.8% of the then issued and outstanding First American common stock) on December 8, 2006, along with a warrant to purchase an additional 1,643,460 shares of such common stock. On January 31, 2007, we exercised our warrant to purchase such additional shares and, as of such date, increased our total ownership of First American common stock to 5,386,403 shares, approximately 55% of the issued and outstanding shares, on a fully diluted basis. For the First American stock acquired in December 2006 and January 2007, we paid a total of $3 million in cash and are required to pay up to $6 million in additional consideration to First American should Brooke Capital Advisors, Inc. not meet a three-year, $6 million pretax profit goal in accordance with an agreed upon schedule set forth in the Stock Purchase Agreement.

In connection with the transaction by which we acquired shares of First American common stock, Brooke Capital Advisors, Inc., a subsidiary of First American, began operating a managing general agency loan brokerage and consulting business on December 8, 2006, with respect to new consulting and collateral preservation services, and Brooke Brokerage Corporation ceased offering such services to new customers on that date. Brooke Capital Advisors, Inc. has expanded such business in 2007 to include similar services for funeral home businesses and loans related thereto and Brooke Brokerage is no longer engaged in this business.

Among other things, the Stock Purchase Agreement by which we acquired the stock of First American provided for (1) First American to submit to a shareholder vote approvals of (a) amendments to its articles of incorporation to (i) increase the number of shares of common stock that First American is authorized to issue from 8,000,000 shares to 25,000,000 shares, (ii) increase the number of shares of authorized preferred stock that First American is authorized to issue from 550,000 shares to 1,550,000 shares, and (iii) reduce the par value of each share of its common stock from $.10 to $.01, and (b) a reverse stock split of First American’s common stock whereby every three shares of common stock will be reverse split into one share of common stock and fractional shares will be cashed out at the equivalent of $1.72 per whole share; (2) First American to obtain, and us to use our reasonable best efforts to cause First American to obtain, a listing of the First American common stock on the American Stock Exchange or the NASDAQ Capital Market, if such shares are eligible to be so listed; (3) the commencement of a modified “Dutch Auction” style tender offer by First American within three months after the December 8, 2006 closing, for up to $500,000 of outstanding shares of its common stock, subject to adjustment; (4) First American to have, and us to use our best efforts to cause First American to have, capital and surplus reasonably sufficient to fund the projected capital needs of First American’s parent company operations for the first three years after the closing, subject to certain conditions: (5) certain limitations on our ability to transfer our shares of First American’s common stock during that three-year period; (6) the formation and maintenance of a committee of First American’s board of directors consisting of independent directors for a limited term to approve or disapprove certain specified types of actions and transactions; and (7) the entry by First American and us into a Servicing Agreement with a term through December 31, 2007, by which certain human resources, accounting, compliance and communications services will be provided by us to First American in exchange for a $5,000 monthly fee.

Typical Transaction

We create new franchises primarily by either helping entrepreneurs to form new franchise agencies or converting existing insurance agencies into franchises. In “start up,” “conversion” and “company developed” franchise transactions, we generate revenues through initial franchise fees and through receipt of an ongoing share of the franchisee’s revenues. In conversion franchise transactions, we also may earn a fee from the seller of the conversion agency.

In a typical start up transaction, we identify a qualified entrepreneur, enter into our franchise agreement with the entrepreneur, assist in the opening of the new location and provide short-term financing. Typically, after the start up franchise’s first eight months of operations, we extend bridge financing to qualified start up franchisees for an additional 24 months. Thereafter, we may extend credit to franchisees on terms generally similar to those provided in a conversion transaction.

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

Identify a buyer. We identify and recruit potential buyers and conduct an extensive underwriting process (including background checks, personal interviews, applications, skills testing and personality testing) to determine the prospective buyer’s suitability for agency ownership. Brooke Credit contemporaneously conducts its own underwriting processes in relation to those new franchisees desiring or requiring financing from us.

Structure the sale and enter into agreement with seller. Our acquisition agreements typically provide for the transfer of the agency’s assets, a down payment and the remaining purchase price generally paid over three or fewer years. We generally resell the agency to a franchisee on the same day we acquire it.

Enter into agreements with buyer. We then enter into an agreement for sale of agency assets and our franchise agreement with the qualified buyer. When applicable, we also enter into a buyers assistance agreement pursuant to which we consult with the franchisee in purchasing agency assets and preparing for business ownership.

Provide the needed financing. A loan originated by Brooke Credit for one of our new franchisees typically calls for a 5-to-10% down payment; a 12-to-15 year maturity; a personal guarantee by the principals of the franchise; an interest rate based on a spread over the New York prime rate; and loan origination fees. On the same date the loan is originated, we do one of the following: retain the loan in our inventory, sell up to 100% of the loan as a participation interest without recourse, or fund the loan through our warehouse credit line and later package it with other loans to be sold as rated securities.

In a typical transaction involving a company developed location, we develop business locations that have not been previously owned by a franchisee or independent insurance agency. We identify a location, lease an office, furnish and equip the office and install signage. We then grant a franchise for the location to a franchisee, who is able to commence operations immediately or on a timeframe that is typically shorter than would otherwise occur. In some instances, the company developed stores may be operated by us and then sold to a franchisee at the time of the grant of the franchise.

Industry Opportunity

We believe that the large number of both independent insurance agents and small insurance agencies in the United States offers us a significant opportunity to recruit experienced agents and agencies to start up their own franchise locations or to convert to one of our franchises. According to the FutureOne 2006 Agency Universe Study conducted by the Independent Insurance Agents and Brokers of America and member carriers, there were approximately 37,500 independent insurance agencies in the United States in 2006. Of these insurance agencies, over 20,000 had annual revenues of between $150,000 and $1.25 million. Additionally, according to the U.S. Department of Labor, Bureau of Statistics, in 2004, there were approximately 400,000 individual licensed insurance agents in the United States. We also believe that the average age of these independent agents has been increasing, resulting in increased demand for liquidity and potential availability of agencies for sale.

Corporate Structure and Business History

Brooke Corporation was incorporated under the laws of the State of Kansas on January 22, 1986, under the name of Brooke Financial Services, Inc. We subsequently amended our articles of incorporation, changing our name to Brooke Corporation. Our principal office is located at 10950 Grandview Drive, Suite 600, Overland Park, Kansas 66210. We are a controlled company. Brooke Holdings, Inc., which owned approximately 46.6% of our outstanding common stock as of December 31, 2006, Robert D. Orr, Leland G. Orr, Shawn T. Lowry, Michael S. Lowry, Anita F. Larson and Kyle L. Garst, together beneficially owned approximately 52.5% of our outstanding common stock as of December 31, 2006, and have agreed to vote their shares of common stock together as a group. We are a holding company that owns, directly or indirectly through another subsidiary, 100% of the voting common stock or other ownership interests of all our subsidiaries, except that our ownership interest in First American Capital Corporation and its wholly owned subsidiaries is a majority interest. As noted under “Brooke Credit Corporation,” above, we entered into a definitive agreement that, upon closing, would reduce our ownership interest in that subsidiary. Our primary business operations are conducted by our subsidiaries.

In 1986, we acquired our first property and casualty insurance agency. In 1996, we adopted a “franchise” approach to expansion and developed a lending program under Brooke Credit to facilitate agency ownership transfers. In 2000, we elected to register our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended, and thereafter began filing periodic reports with the Securities and Exchange Commission. In 2002, we obtained a posting on the OTCBB to offer our shareholders increased liquidity. In 2003, we listed on the American Stock Exchange and Brooke Credit completed its first two securitizations of insurance agency loans. In 2004, we secured a $50 million line of credit to assist Brooke Credit in the short-term funding of its franchisee loans. In 2005, our common stock began trading on the NASDAQ Global Market, we increased our line of credit to $80 million, we completed a 2.875 million share follow-on offering of our common stock, and we announced the opening of our 500th franchise location. In 2006, we opened our advertising center on our Phillipsburg campus, Brooke Credit completed its sixth securitization, we completed a private placement of $20 million stated value perpetual convertible preferred stock, we added another $80 million line of credit to our warehouse facilities, we held our second national franchise convention, Brooke Credit completed a $45 million debt offering, we opened our 700th franchise location, we closed our acquisition of First American Capital Corporation stock, and we received approval to become a federal savings bank holding company, which resulted in our acquisition of Brooke Savings Bank in early 2007.

Competition

As a franchisor of property and casualty insurance agencies, we seek to grow our network of franchises primarily through start up franchise agencies, company developed agencies and conversions of existing insurance agencies to franchises. Our competition for these agencies and experienced agents includes large insurance companies that recruit insurance agents and agencies into their systems, such as Allstate Insurance Group, Nationwide Group and State Farm, all of which are larger and have greater financial resources than us. Because the larger insurance brokers and agents generally seek to acquire agencies with revenues greater than those we acquire, we believe that our franchising strategy offers an attractive alternative for smaller insurance agencies. We also face competition from regional franchisors of insurance agencies, such as Fed USA Insurance/Financial Services and DCAP Group, Inc., and networks of independently owned insurance agencies, such as Strategic Independent Agents Alliance and The Iroquois Group.

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

Brooke Credit faces limited competition within its target markets. Because lender specialization or specialized underwriting expertise is typically required in order to make credit worthy loans to insurance-related businesses, most lenders generally shy away from these loan types because they lack this expertise. For the insurance sector, Oak Street Funding, a specialty finance company, serves as Brooke Credit’s primary competitor and for the death care industry, Midwest Bankers, a specialty finance company, serves as its primary competitor.

Our insurance brokerage product line competes for business with a large number of brokerage companies, some of which are independently owned and others of which are owned by major retail insurance agency companies. Many independent insurance agents and insurance brokers have developed insurance programs for specific market niches and provide significant competition.

The life insurance industry is extremely competitive. There are a large number of insurance companies that are substantially larger, offer more diversified product lines and have larger selling organizations and customer bases than First Life America Corporation. The life insurance sector of the financial services industry is highly competitive with respect to pricing, selection of products and quality of service. No single competitor or any small group of competitors dominates any of the markets in which we operate.

There are many independent loan brokers and lending institutions that compete for the loan brokerage and consulting business sought by Brooke Capital Advisors, Inc. However, we believe that our industry contacts and the limited markets in which we compete for loans distinguish us from other brokers and lenders.

Brooke Savings Bank faces intense competition from a significant number of other banks and financial service providers. The Bank competes with federal and state banks, savings and loan associations, and credit unions for deposit and loan products and services. In addition, we compete with other financial intermediaries such as securities brokers and dealers, personal loan companies, insurance companies and finance companies. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits and customer convenience.

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

Employees

We employed 572 people as of December 31, 2006, of which 538 were employed on a full-time equivalency basis (work 37.5 hours or more per week). Of these employees, Brooke Corporation employed 46 people, Brooke Franchise employed 459 people, Brooke Credit employed 21 people, Brooke Brokerage subsidiaries employed 35 people, and First American Capital Corporation employed 11 people. We have never had a work stoppage, and none of our employees are currently represented under collective bargaining agreements. We consider our relations with our employees to be good.

Suppliers

Most of our revenues currently result from our franchisees’ sales of insurance policies. As such, our primary suppliers are insurance companies, and we have direct and indirect agency relationships with several hundred insurance companies, including several of the leading writers of personal lines and commercial insurance in the United States. Our largest suppliers include Progressive, Safeco, AIG, Travelers and GMAC Insurance, which together account for approximately 27% of the commissions generated by our franchisees. We have agency agreements with each of the suppliers listed above.

Regulation

We are subject to licensing or regulatory approval by the state insurance department in each state in which we do business. Each of our franchise agencies also is subject to licensing or regulatory approval in the state in which it conducts business. Our operations depend on the validity of, and our continued good standing under, the licenses and approvals under which we operate. Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities, and generally, these authorities are vested with broad discretion as to grant, renewal and revocation of licenses and approvals.

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

We manage highly sensitive customer information in all of our operating businesses, which is regulated by law. Many states’ laws require us to make certain disclosures to our customers regarding our privacy policies and take precautionary steps to protect the confidentiality of customer information.

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

Pursuant to the Bermuda Insurance Act of 1978, our Bermuda captive insurance companies are regulated by the Supervisor of Insurance of the Bermuda Monetary Authority. Our captive insurance companies must appoint and maintain a principal representative in Bermuda, appoint an auditor to report on financial statements, meet minimum capital and solvency requirements, maintain certain liquid assets compared to liabilities, file annual statutory financial returns, and comply with other provisions of the Act, as amended, and with applicable Bermuda regulations.

We are a federal savings and loan holding company, and Brooke Savings Bank is a federal savings bank, and we are subject to regulation by the United States Office of Thrift Supervision and the Federal Deposit Insurance Corporation. Laws and regulations pertaining to banks and bank holding companies govern numerous matters, including changes in the ownership or control of banks and bank holding companies, permissible non-banking activities, affiliate transactions, maintenance of adequate capital and the financial condition, reports to regulators, approval of members of management, permissible types, amounts and terms of extensions of credit and investments, the level of reserves against deposits, and restrictions on dividend payments. During the application process with the Office of Thrift Supervision, we made commitments relating to operation of Brooke Savings Bank within the parameters of our business plan, maintenance of a certain capital-to-assets ratio, an annual valuation process for Brooke Credit’s interest-only strip receivables, exertion of federal preemption of state law for certain activities, frequency of meetings of the Bank board of directors, an annual independent audit, receipt of an opinion regarding proper accounting for the first three of any securitizations of loans originated by the Bank, and maintenance of the Bank as a “well-capitalized” institution.

First Life America Corporation, a Kansas-domiciled life insurance company and our indirect, majority owned subsidiary, is subject to regulation and supervision by the Kansas Insurance Department and other states in which it operates. The insurance laws of Kansas give the Insurance Department broad regulatory authority, including powers to: (1) grant and revoke licenses to transact business; (2) regulate and supervise trade practices and market conduct; (3) establish guaranty associations; (4) license agents; (5) approve policy forms; (6) approve premium rates for some lines of business; (7) establish reserve requirements; (8) prescribe the form and content of required financial statements and reports; (9) determine the reasonableness and adequacy of statutory capital and surplus; and (10) regulate the type and amount of permitted investments. Without limiting the foregoing, the effect of the regulatory powers of the Kansas Insurance Department over First Life America Corporation may restrict its ability to dividend or otherwise transfer funds from it to First American Capital Corporation, even if its operations are profitable and creating positive cash flow, restrict its ability to raise capital other than by contributions from First American, and require that First American contribute additional capital to it. During the application process for our approval to acquire a controlling interest in First Life America Corporation through our acquisition of common stock of First American, we committed to the Kansas Insurance Department to use our reasonable best efforts to cause First Life America Corporation to have capital and surplus reasonably sufficient to meet its regulatory capital requirements during the time period that we directly or indirectly control First Life America Corporation.

We are subject to Kansas laws regulating insurance holding company systems, including acquisitions, extraordinary dividends, the terms of affiliate transactions, and other related matters.

Federal, state, local and foreign governments and some self-regulatory organizations have enacted statutes and ordinances, and/or adopted rules and regulations, regulating other aspects of the businesses in which we are involved. We seek to determine the applicability of such statutes, ordinances, rules and regulations (collectively, “Laws”) and comply with those Laws that apply to our activities. We believe that we are currently in material compliance with all Laws and government commitments to which we are subject and we are unaware of any pending or threatened investigation, action or proceeding by any state, federal or foreign regulatory agency involving us that would have a material adverse effect on us. We cannot predict what effect future Laws, changes in interpretations of existing Laws, or the results of any regulator inquiries with respect to the applicability of Laws may have on us or our financial results.

ITEM 1A.	RISK FACTORS.

Risks Related to Brooke Corporation

A significant part of our business strategy involves adding new franchise locations, originating new loans, and providing collateral preservation services, and our failure to grow may adversely affect our business, prospects, results of operations and financial condition.

Our expansion strategy consists principally of adding new franchise locations, originating new loans, and providing collateral preservation services for such loans. Our continued growth is dependent upon a number of factors, including the availability of adequate financing and suitable franchise locations on acceptable terms, experienced management employees, the ability to obtain required government permits and licenses and other factors, some of which are beyond our control. In addition, we compete for acquisition and expansion opportunities with entities that have substantially greater resources than us. We cannot assure you that we will be able to continue to provide effective collateral preservation services or grow our business successfully through adding new franchise locations or by growing the operations of existing franchisees. Our failure to grow could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our borrowers’ financial performance may adversely affect their ability to repay amounts due to us.

We have credit exposure with respect to loans made to our franchisees and other borrowers and with respect to our franchisees’ monthly statement balances. We lend money to our franchisees, other insurance agencies and funeral home owners to start up or acquire businesses and we may assist these borrowers by loaning working capital. In addition, we assist our franchisees by financing long-term producer development, cyclical fluctuations of revenues, receivables and payables. We make loans to help our franchisees with monthly fluctuations of revenues and record these advances on our franchisees’ monthly statements. We also grant temporary extensions of due dates for franchisee statement balances owed by franchisees to us. To fund long-term producer development of our franchisees, including hiring and training costs, we also extend credit to our franchisees which we refer to as “non-statement balances.” Our franchisees and other borrowers depend on commission income to pay amounts due to us in respect of their loans, in respect of their statement balances, and in respect of their non-statement balances used to finance long-term producer development. If our franchisees and other borrowers are not successful, our franchisees may be unable to pay statement or non-statement balances to us and our borrowers may be unable to repay their loans, any of which would have a detrimental effect on us. As of December 2006, franchise statement balances totaled approximately $6.2 million, of which approximately $5.5 million we identified as “watch” balances, because the balances were not repaid in full at least once in the previous four months. Non-statement balances as of December 2006 totaled $9.1 million owed to us by our franchisees.

Our credit loss reserves are determined primarily by our watch statement balances. Other factors we consider in determining credit loss reserves are statement loss experience, management’s evaluation of the potential for future losses and management’s evaluation of the potential for future recoveries. We may not be able to accurately predict credit losses and, as a result, the amount we have budgeted for credit losses may not be sufficient to cover future losses, in which case, our financial condition and results of operations will be adversely affected. In addition, our borrower’s adverse financial performance may result in a downgrade or withdrawal of ratings given to securities previously issued in our securitizations, or keep us from getting favorable ratings on future securitized pools of our loans.

The ability of our borrowers to repay loans made to them by Brooke Credit may be adversely affected by an increase in market interest rates.

Loans made to our franchisees and other borrowers by Brooke Credit typically bear interest at a variable or floating interest rate. To the extent that market interest rates increase, our borrowers may be unable to make debt service payments. As a result, an increase in market interest rates will increase the risk of default on the loans made by us. The risk associated with rising interest rates will increase with respect to our insurance agency borrowers if coupled with a flattening or decreasing of property and casualty insurance premiums, and thus commissions. As well, an increase in interest rates could cause certain insurance companies to reduce their premium rates in an effort to sell more insurance and invest the resulting premiums in fixed-income securities to get the benefit of these higher rates. In such event, the amount of commissions our franchisees and other insurance agency borrowers earn could be adversely affected, further increasing the risk of default on loans made by us to these borrowers.

Our financial condition could be adversely affected if we are unable to fund our loans through sales to third parties.

In an effort to broaden our funding sources and to provide an additional source of liquidity, we have sold participation interests in our loans and have accessed, and intend to attempt to continue to access, the asset-backed securitization and warehouse funding markets.

Under a typical asset-backed securitization, we sell a “pool” of secured loans to a special-purpose entity, generally a limited liability company. The special-purpose entity, in turn, typically issues securities that are collateralized by the pool and the holders of the securities are entitled to participate in certain pool cash flows. Several factors will affect our ability to sell participation interests in our loans, to fund our financing through warehouse facilities, and to complete securitizations, including:

•	conditions in the securities markets, generally;

•	conditions in the asset-backed securities markets;

•	the credit quality and performance of our financial instruments and loans;

•	our ability to adequately service our financial instruments and loans;

•	our ability to monitor our borrowers and to implement collateral preservation; and

•	the absence of any downgrading or withdrawal of ratings given to securities previously issued in our securitizations.

We make certain assumptions regarding the profitability of our securitizations, participations, warehouse lines and other funding vehicles which may not prove to be accurate.

In a securitization, participation or warehouse sale transaction, we may recognize a gain on sale resulting from related retained interest and/or servicing rights when we sell the assets. The value assigned to the retained interest and/or servicing asset depends upon certain assumptions we make about future performance of the sold loans, including the level of credit losses and the rate of prepayments. If actual credit losses or prepayment rates differ from the original assumptions, the value of the retained interest and/or servicing asset may decrease materially. The value of the retained interest and/or servicing asset may also decrease materially as a result of changes in market interest rates.

In addition, changes in the volume of loans sold due to our inability to access the asset-backed securitization markets, or other funding sources, could have a material adverse effect on our business, financial condition and results of operations. Decreases in the value of the retained interests and/or servicing asset in securitizations or warehouses that we have completed or loan participations we have sold due to market interest rate fluctuations or higher than expected credit losses on prepayments also could have a material adverse effect on our business, financial condition and results of operations.

The value of the collateral securing our loans to borrowers may be adversely affected by our borrowers’ actions.

We make loans to franchisees, other insurance agency borrowers, funeral home owners, and other borrowers primarily for the purpose of allowing them to acquire businesses. These loans are secured by, among other things, the business value, such as insurance agency assets. These assets in most cases are intangible, and the value of these assets may rapidly deteriorate if our borrowers do not adequately serve their customers or if the products and services they offer are not competitively priced. Reduction in the value of such assets could result in these loans being inadequately secured, which could adversely affect us in the event of a default on these loans.

Carrier override and contingent or profit sharing commissions are difficult to predict, and any decrease in our receipt of such payments will adversely affect us.

We derive a portion of our revenues from carrier override and contingent or profit sharing commissions based upon the terms of the contractual relationships between our insurance companies and us. Carrier override commissions are commissions paid by insurance companies in excess of the standard commission rates on specific classes of business. These amounts may be, but are not always, contingent on achieving a specific premium volume or profitability of the business. Contingent or profit sharing commissions are commissions paid by insurance companies based on the estimated profit that the companies make on the overall volume of business that we place with such companies. We generally receive these contingent commissions in the first and second quarters of each year. We do not account for carrier overrides separately. However, contingent or profit sharing commissions accounted for approximately three percent of our total revenues for the year ended December 31, 2006.

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

The insurance industry has in recent years come under a significant level of scrutiny by various regulatory bodies, including state Attorneys General and the departments of insurance for various states, with respect to contingent compensation and other volume or profit based compensation arrangements. Attorneys General have issued subpoenas to various insurance brokerages and insurance companies. Certain of these investigations have led to complaints being filed against brokerages and insurance companies and some brokerages and insurance companies have stated that they will discontinue accepting or making, respectively, volume based and profit based payments. In addition to government investigations, class action lawsuits relating to these business practices have been filed against various members of the insurance industry. Negative publicity associated with these investigations, lawsuits and resulting settlements have precipitated increased volatility in the prices of securities issued by companies throughout the insurance industry. We received inquiries from departments of insurance which were related to such compensation arrangements or were related to unethical or unlawful sales practices. These inquiries were not related to specific or general allegations of wrongdoing on our behalf. Rather, these inquiries were sent to numerous agents and brokers based upon their status as a licensed agent or broker, the volume of business they produce or other factors unrelated to allegations of wrongdoing. We cannot predict whether we will receive further inquiries or will receive subpoenas, or will become subject to investigations, regulatory actions, proceedings or lawsuits. The outcome of any such subpoena, investigation, regulatory action, proceeding or lawsuit could have a material adverse effect on our business or financial condition.

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

Our franchisees and other borrowers are primarily engaged in insurance agency and brokerage activities and derive revenues from commissions paid by insurance companies, which commissions are based in large part on the amount of premiums paid by their customers to such insurance companies. In turn, we earn fees from our franchisees based upon the amount of such commissions payable by insurance companies, which fees make up a substantial portion of our revenues. Neither we nor our franchisees or other insurance agency borrowers determine insurance premiums. Premium rates are determined by insurers based on a fluctuating market. Historically, property and casualty insurance premiums have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, which generally have an adverse effect upon the amount of commissions earned by our franchisees or other insurance agency borrowers, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. The current insurance market generally may be characterized as “soft,” with a flattening or decreasing of premiums in most lines of insurance. As insurance carriers continue to outsource the production of premium revenue to independent brokers or agents, such as our franchisees, those insurance carriers may seek to reduce further their expenses by reducing the commission rates payable to such brokers or agents. The reduction of these commission rates, along with general volatility and/or declines in premiums, may significantly undermine the profitability of our franchisees and other insurance agency borrowers, and our profitability. A reduction in commission rates may significantly undermine our borrowers’ ability to repay loans to us. Because we do not determine the timing and extent of premium pricing changes, we cannot accurately forecast our commission revenues, including whether they will significantly decline. As a result, our budgets for future acquisitions, capital expenditures, credit loss reserves, dividend payments, loan repayments and similar items may have to be adjusted to account for unexpected changes in revenues.

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

In some instances, Brooke Credit has sold loans to investors with full or partial recourse, which may adversely affect our financial condition or results of operations in the event Brooke Credit is required to repurchase loans of poor quality. In addition, in connection with our activities of matching business purchasers and sellers, we have sometimes guaranteed payments from purchasers to sellers, which may adversely affect us in the event such a purchaser defaults on its obligations to such a seller.

We will be adversely affected if we do not have alternative sources of funds to repay our obligations as they mature.

Loans made by Brooke Credit are usually amortized for a period of between twelve years and fifteen years. We have funded a portion of our loan portfolio with funding facilities which will require all or partial repayment by us prior to the time that loans made by us are scheduled to be repaid, and we will be adversely affected if we do not have alternative sources of funds to repay these obligations as they mature.

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

With our method of funding our loans, our leverage may increase.

If we fund more of our loans with our cash or warehouse facilities that do not qualify as true sales pursuant to the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” our current liabilities will increase. Our network of participating lenders and other business partners may become uncomfortable with such an increase in current liabilities. As a result, we may not be able to sell loans we originate on terms acceptable to us or at all, which would have a material adverse effect on our operations and prospects for growth.

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

The Sarbanes-Oxley Act of 2002 that became law in July 2002 and rules subsequently implemented by the Securities and Exchange Commission and NASDAQ require changes to some of our accounting and corporate governance practices, including the requirement that we issue a report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act. We expect to be required to comply with Section 404 of the Sarbanes-Oxley Act with respect to the year ending December 31, 2007. We expect these rules and regulations to continue to increase our accounting, legal and other costs, and to make some activities more difficult, time consuming and/or costly. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected. Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results will be harmed.

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

Because a significant part of our insurance-related revenues and loans derive from operations located in four states, our business may be adversely affected by conditions in these states.

A substantial portion of our insurance-related revenues and loans derive from operations located in the states of Texas, California, Kansas and Florida. Our franchisees’ and our revenues and profitability are affected by the prevailing regulatory, economic, demographic, weather, competitive, industry and other conditions in these states. Changes in any of these conditions could make it more costly or difficult for our franchisees and us to conduct our business. Adverse regulatory or industry developments in these states, which could include fundamental changes to the design or implementation of the insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

A significant part of Brooke Credit’s business strategy involves the success of its affiliate, Brooke Capital Advisors, Inc. (“Brooke Capital”), in sourcing managing general agency (“MGA”) and funeral home loans for us, and its failure to generate adequate lending opportunities may adversely affect our business, prospects, results of operations and financial condition.

Brooke Credit obtains a substantial portion of its business through loans to MGAs and funeral homes sourced by Brooke Capital and Brooke Capital provides, or contracts with third parties to provide, collateral preservation services with respect to these loans. We cannot assure you that Brooke Capital will be able to identify a sufficient number of loan opportunities to enable Brooke Credit to continue the rate of growth we have seen in our MGA and funeral home loan portfolio. Brooke Capital’s failure to identify and present lending opportunities to Brooke Credit or Brooke Capital’s failure to provide or contract with third parties to provide collateral preservation services with respect to these loans could have a material adverse effect on our business, prospects, results of operations and financial condition.

If we fail to effectively manage our growth, our financial results could be adversely affected.

We must continue to refine and expand our marketing capabilities, our management procedures, our network of suppliers, our internal controls and procedures, our access to financing sources and our technology. As we grow, we must continue to hire, train, supervise and manage new employees. We may not be able to hire and train sufficient personnel or develop management and operating systems to manage our expansion effectively. If we are unable to manage our growth effectively, our operations and financial results could be adversely affected.

We may not achieve the same levels of growth in revenues and profits in the future as we have in the past.

Our business has experienced rapid growth. Our ability to continue to grow our business will be subject to a number of risks and uncertainties and will depend in large part on, among other factors: (i) finding new opportunities in our existing and new markets; (ii) hiring, training and retaining skilled managers and employees;

(iii) expanding and improving the efficiency of our operations and systems; (iv) maintaining loan quality; (v) maintaining and growing our funding sources and proprietary funding network; (vi) growing and maintaining our network of proprietary loan sources; (vii) maintaining and growing our network of collateral preservation providers; and (viii) maintaining and attracting customers. Accordingly, we may not achieve the same levels of growth in revenues and profits as we have historically.

Brooke Credit has transferred a significant amount of assets and liabilities off balance sheet in reliance on Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In the event transfer of such assets and liabilities is challenged by the SEC, or SFAS 140 is amended based on the provisions of the exposure draft, Brooke Credit’s current off-balance sheet assets and liabilities could be required to be consolidated in our financial statements.

In the ordinary course of business, Brooke Credit sells its loans to special purpose entities. Some of these sale transactions are classified as true sales pursuant to the FASB Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). Transactions involving sales of assets classified as true sales under SFAS 140 have historically been subject to significant scrutiny by the Securities and Exchange Commission and have been an area of debate with the FASB. In August 2005, the FASB issued an exposure draft which amends SFAS 140. This exposure drafts seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets. During July 2006, the FASB continued re-deliberations on the August 2005 revised exposure draft. Brooke Credit has transferred a significant amount of assets and liabilities off balance sheet in reliance on SFAS 140. In the event our transfer of such assets and liabilities is challenged by the SEC, or SFAS 140 is amended based on the provisions of the exposure draft, Brooke Credit’s current off-balance sheet liabilities could be required to be consolidated in our financial statements.

Our debt instruments contain restrictive covenants and other requirements that may limit our business flexibility by imposing operating and financial restrictions on our operations.

Certain of the agreements Brooke Credit has governing indebtedness contain financial covenants that impose ratios, tests, and restrictions on us, such as maximum prepayment rate; a maximum loan loss rate; a minimum fixed charge coverage ratio; a maximum cash leverage ratio; and a maximum total leverage ratio. Some of our notes also contain other restrictions, including, but not limited to: the incurrence of indebtedness and liens; restrictions on the reorganization, transfer and merger of the combined company in the contemplated transaction with Oakmont; the disposal of our properties other than in the ordinary course of business; entering into transactions with affiliates or into material agreements other than in the ordinary course of business; entering into pledge and negative pledge agreements; and the declaration of dividends, except in limited circumstances. Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants may prevent us from expanding our operations and executing our business strategy. In addition, a breach of any of these covenants, ratios or tests could result in a default under the agreements governing our indebtedness.

The cash flows we receive from the interests we retain in our securitizations could be delayed or reduced due to the requirements of the agreements we have signed, which could impair our ability to operate.

We retain a subordinate interest in our asset-backed securitization transactions. As a result, our receipt of future cash flows is governed by provisions that control the distribution of cash flows from the loans underlying our asset-backed securities. In some circumstances, cash flows from the underlying loans must be used to reduce the outstanding balance of the senior notes issued in the term debt transactions and are not available to us until the full principal balance of the senior notes has been repaid. On a monthly basis, cash flows from the underlying loans in our securitizations must first be used to pay the interest on the senior notes, to pay expenses of the term debt transaction, and to maintain certain required reserves. Poor performance of a pool of loans we securitize could affect future cash flows and, therefore, could impair our ability to operate.

When we sell loans classified as a true sale pursuant to the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” we record a retained interest and/or servicing asset on our balance sheet. The amount we record is determined based upon certain assumptions made by management. If these assumptions are materially inaccurate, we may be required to write down these assets.

Subsequent to the initial calculation of the fair value of retained interest and servicing assets, we utilize a fair market calculation methodology to determine their ongoing fair market value. Ongoing fair value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. The rates of write down of the retained interest are based on the current interest revenue stream. This revenue stream is based on the loan balances at the date the impairment test is completed, which will include actual prepayments on loans and any credit losses for those loans. If the assumptions used by management in the initial recording of the retained interest or servicing asset prove to be materially inaccurate, the future fair value of the retained interest or servicing asset may be less than originally expected resulting in an impairment loss. Impairment is evaluated and measured annually. An impairment loss could have a material adverse effect on our business, prospects, results of operations and financial condition.

Most of the loans we make are to privately owned small and medium-sized companies, which present a greater risk of loss than loans to larger companies.

Brooke Credit’s portfolio consists primarily of commercial loans to small and medium-sized, privately owned businesses. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for our borrowers to make scheduled payments of interest or principal on our loans. Accordingly, advances made to these types of borrowers entail higher risks than advances made to companies who are able to access traditional credit sources.

The collateral securing a loan may not be sufficient to protect us from a partial or complete loss if the loan becomes non-performing, and we are required to foreclose.

While most of Brooke Credit’s loans are secured by a lien on specified collateral of the borrower, there is no assurance that the collateral securing any particular loan will protect us from suffering a partial or complete loss if the loan becomes non-performing and we move to foreclose on the collateral. The collateral securing our loans is subject to inherent risks that may limit our ability to recover the principal of a non-performing loan. Listed below are some of the risks that may affect the value of different types of collateral in which we typically take a security interest.

•	our valuation of the collateral at the time we made the loan was not accurate;

•	there is a reduction in the demand for a borrower’s products or services;

•

the value of the collateral decreases due to loss of key customers, key employees or producers, changes in market or industry conditions (including the softening insurance market environment), borrower actions, ineffective or poor management, increased competition or other reason; and

•	the failure of the borrower to adequately maintain existing or recruit new customers;

Our insurance agency and managing general agency loans are not generally secured by tangible assets. Furthermore, our funeral home loans are generally not fully secured by tangible assets. Consequently, if any of these loans becomes non-performing, we could suffer a loss of some or all of our value in the loan. Our lending involves lending money to a borrower based primarily on the expected cash flow, profitability and enterprise value of a borrower rather than on the value of its tangible assets. Thus, if one of our loans becomes non-performing, our primary recourse to recover some or all of the principal of our loan would be to force the sale of the entire company as a going concern. The risks inherent in our type of lending include, among other things, the following:

•	reduced use of or demand for the borrower’s products or services and, thus, reduced cash flow of the borrower to service the loan, as well as reduced value of the borrower as a going concern;

•	poor accounting systems of the borrower which adversely affect our ability to accurately predict the borrower’s cash flows;

•	economic downturns, political events and changes, regulatory changes, litigation that affects the borrower’s business, financial condition and prospects; and

•	poor management performance.

Additionally, many of our borrowers use the proceeds of our loans to make acquisitions. Poorly executed or poorly conceived acquisitions can tax management, systems and the operations of the existing business, causing a decline in both the borrower’s cash flow as well as the value of its business as a going concern. In addition, many acquisitions involve new management teams taking over control of a business. These new management teams may fail to execute at the same level as the former management team, which could reduce the cash flow of the borrower to service the loan as well as reduce the value of the borrower as a going concern.

We may incur lender liability as a result of our lending activities.

In recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We may be subject to allegations of lender liability. We cannot assure you that these claims will not arise or that we will not be subject to significant liability if a claim of this type did arise.

Brooke Credit’s loans to foreign borrowers may involve significant risks in addition to the risks inherent in loans to U.S. borrowers.

As of December 31, 2006, approximately $11 million of our on-balance sheet loan portfolio are balances of Canadian borrowers. These loans may expose us to risks not typically associated with loans to U.S. borrowers. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. To the extent that any of our loans are denominated in foreign currency, they will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We do not currently employ hedging techniques to minimize these risks.

Many of Brooke Credit’s borrowers are captive insurance agents, and, therefore, are dependent on the continued success, competitiveness, credit quality and financial condition of the captive carrier they represent.

Many of our borrowers are captive agents and, therefore, represent primarily one insurance carrier and derive revenues from commissions paid by primarily one carrier. If this carrier’s products become uncompetitive, the carrier is subject to negative publicity, the carrier experiences regulatory concerns, the commission rate the carrier pays its agents is reduced, the premiums charged to the carriers customers is reduced and, correspondingly, the commissions based on such premiums are reduced, the rating of the carrier is lowered, or the carrier otherwise experiences a material adverse condition or event, our borrower may likewise experience a material adverse effect which could have a material adverse effect on our results of operations and financial condition.

Losses sustained by our Bermuda captive insurance companies may adversely affect us.

Our captive insurance company subsidiaries, DB Indemnity, Ltd. and The DB Group, Ltd., domiciled in Bermuda, are directly liable for losses and loss adjustment expenses under the terms of the insurance policies that they write. DB Indemnity and The DB Group are required by Bermuda law to maintain minimum levels of statutory capital and surplus. In addition, each of DB Indemnity and The DB Group is required to maintain a minimum liquidity ratio whereby the value of its relevant assets is not less than a specified percentage of the amount of its relevant liabilities.

If DB Indemnity and The DB Group fail to accurately assess the risks they assume, they may fail to establish appropriate premium rates and their reserves may be inadequate to cover their losses. Claim reserves represent estimates involving actuarial and statistical projections at a given point in time of expectations of the ultimate settlement and administrative costs of claims incurred. Captives use actuarial models as well as historical industry loss development patterns to assist in the establishment of appropriate claim reserves. For both casualty and property losses, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates of DB Indemnity and The DB Group. If the claim reserves of DB Indemnity and/or The DB Group are determined to be inadequate, one or both of them will be required to increase claim reserves with a corresponding reduction in net income in the period in which the deficiency is rectified. Even though most insurance contracts have policy limits, the nature of property and casualty insurance and reinsurance is that losses can exceed policy limits for a variety of reasons and could significantly exceed the premiums received on the underlying policies. Our captives have not incurred any claims or claims expenses; however, claims, claims settlement patterns, legislative activity, social and economic patterns, and litigation and regulatory trends, all of which are difficult to predict, may have a substantial impact on the future loss experience of DB Indemnity and/or The DB Group. If the reserves of DB Indemnity and/or The DB Group are insufficient to cover claims, this could have a material adverse effect on future earnings DB Indemnity and/or The DB Group contribute to us and, accordingly, could have a material adverse effect on our prospects. In addition, if the reserves of DB Indemnity or The DB Group are insufficient to cover claims, because the risks insured are risks of the Company and its franchisees, in some instances, we may have to pay losses for which the reserves of DB Indemnity or The DB Group were not adequate to cover.

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

We are in highly competitive markets, which could result in reduced profitability.

We expect the historical success of our company to attract others to our target markets who will strive to compete directly or indirectly against us. Increased competition may reduce demand for our products and limit the amount of revenues and earnings we report.

Our franchisees face significant competition. The popularity of Internet sales and enactment of the Financial Services Modernization Act have increased the number of potential competitors and allow highly capitalized competitors, like banks, to offer certain kinds of insurance products and services which are competitive with the products and services of our franchisees and life insurance subsidiary. If our prediction that the number of agents will increase is accurate, we will face greater competition for the services we provide to our franchisees. The life insurance industry is extremely competitive. There are a large number of insurance companies that are substantially larger, offer more diversified product lines and have larger selling organizations and customer bases than First Life America Corporation. The banking industry is also highly competitive. Brooke Savings Bank competes with a large number of federal and state banks for deposits and loans, and with savings and loan associations and credit unions for deposits. There are many new changes in technology, product offerings and regulation in the industries in which we operate and many of our competitors in such industries have greater financial resources and market acceptance than we do. Competitors may develop or offer more attractive or lower cost products and services than ours which could erode our customer base.

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

We compete in highly regulated industries, which may result in increased expenses or restrictions in our operations.

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

We are a federal savings and loan holding company subject to regulation by the Office of Thrift Supervision and Federal Deposit Insurance Corporation, and subject to the laws and regulations of the State of Kansas and other states relating to insurance holding companies. Regulation of holding companies includes reporting requirements, maintenance of capital and financial condition, restrictions on affiliate transactions, restrictions on dividends, corporate governance requirements and commitments made during the holding company application process.

Although we believe that we are currently in material compliance with statutes, regulations and ordinances applicable to our business and commitments made to government agencies, we cannot assure you that we will be able to maintain compliance without incurring significant expense, or at all. There is also no assurance that we have correctly determined the applicability of all statutes, regulations, ordinances and government commitments to our business, including, without limitation, the applicability of federal preemption of state law for activities believed by us to be subject to such preemption. In addition, our franchisees are also subject to comprehensive regulations and supervision and we cannot ensure their correct determination of the applicability of statutes, regulations and ordinances to their businesses and their material compliance therewith. Our failure to comply, or the failure of our franchisees to comply, with any current or subsequently enacted statutes, regulations, ordinances and commitments to government agencies could result in regulatory actions and negative publicity and have a material adverse effect on us.

Furthermore, the adoption of additional statutes, regulations and ordinances, the agreement to further commitments to government agencies, changes in the interpretation and enforcement of current statutes, regulations and ordinances, changes in our ability to exert federal preemption, or the expansion of our business into jurisdictions that have adopted more stringent regulatory requirements than those in which we currently conduct business, could have a material adverse effect on us.

We are subject to franchise law and regulations that govern our status as a franchisor and regulate some aspects of our franchise relationships. Our ability to develop new franchise locations and to enforce contractual rights against franchisees may be adversely affected by these laws and regulations, which could cause our franchise revenues to decline and adversely affect our growth strategy.

We are subject to federal and state laws and regulations, including the regulations of the Federal Trade Commission, as well as similar authorities in individual states, in connection with the offer, grant and termination of franchises and the regulation of the franchisor-franchisee relationship. Our failure to comply with these laws could subject us to liability to franchisees and to fines or other penalties imposed by governmental authorities. In addition, we may become subject to litigation with, or other claims filed with state or federal authorities by, franchisees based on alleged unfair trade practices, implied covenants of good faith and fair dealing, payment of royalties, location of stores, advertising expenditures, franchise renewal criteria or express violations of franchise agreements. We cannot assure you that we will not encounter compliance problems from time to time, or that material disputes will not arise with one or more franchisees. Accordingly, our failure to comply with applicable franchise laws and regulations, or disputes with franchisees, could have a material adverse effect on our results of operations, financial condition and growth strategy.

Risks Related to Our Common Stock

Our Chairman of the Board and Chief Executive Officer, Robert D. Orr, is able to exert significant control over us and may act in a manner that is adverse to our other shareholders’ interests.

As of December 31, 2006, Robert D. Orr, our Chairman of the Board and Chief Executive Officer, beneficially owned approximately 46.6% of our outstanding common stock and is the designated representative of the controlling group of shareholders that beneficially owns approximately 52.5% of our outstanding common stock. As a result, he is able to exert significant influence over:

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

Our common stock is currently listed on the NASDAQ Global Market. NASDAQ generally requires a majority of directors to be independent and requires audit, compensation and nominating committees to be composed solely of independent directors. However, under the rules applicable to NASDAQ, if a group of shareholders owns more than 50% of the voting power of a listed company, that company is considered a “controlled company” and, except for the rules relating to independence of the audit committee and meetings of the independent directors in executive sessions, is exempt from these independence requirements. We are a controlled company because Brooke Holdings, Inc., Robert D. Orr, Leland G. Orr, Shawn T. Lowry, Michael S. Lowry, Anita F. Larson and Kyle L. Garst, together beneficially own approximately 52.5% of our outstanding common stock, and have orally agreed to vote their shares of common stock together as a group. The right to nominate, elect and remove directors rests solely with the representative of our controlling shareholder group. A majority of our directors are not independent and our shareholders do not have, and may never have, all the protections that these rules are intended to provide. If we become unable to continue to be deemed a controlled company, we would be required to meet these independence requirements and, if we are not able to do so, our common stock could be delisted from the stock exchange on which it is listed.

Our relatively low trading volume may limit shareholders’ ability to sell their shares.

Although shares of our common stock are listed on the NASDAQ Global Market, our average daily trading volume has been approximately 14,800 shares during the three months ended February 28, 2007. As a result of this low trading volume, shareholders may have difficulty selling a large number of shares of our common stock in the manner or at the price that might be attainable if our common stock were more actively traded.

The price of our common stock may fluctuate significantly, which may make it difficult for shareholders to resell common stock when they want or at a price they find attractive.

Since January 1, 2005, our common stock has traded at prices ranging between $9.10 and $26.25 on the American Stock Exchange (until June 2005) and the NASDAQ Global Market. We expect that the market price of our common stock will continue to fluctuate. Our common stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

•	actual or anticipated variations in our quarterly operating results;

•	actual or anticipated changes in the dividends we pay on our common stock;

•	recommendations by securities analysts;

•	changes in interest rates and other general economic conditions;

•	significant acquisitions, divestitures or business combinations, strategic partnerships, joint ventures or capital commitments by or involving us or our competitors;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	news reports relating to trends, concerns, litigation, regulatory changes and other issues in our industry;

•	geopolitical conditions such as acts or threats of terrorism or military conflicts; and

•	relatively low trading volume.

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

IT EM 2.	PROPERTIES.

Our principal executive offices are located in leased premises at 10950 Grandview Drive, Suite 600, Overland Park, Kansas 66210, and our telephone number is (913) 661-0123. In addition to serving as our principal executive offices, this facility also functions as the national sales office, the Kansas City regional franchise sales office and a franchise customer service center for Brooke Franchise Corporation. We own an additional office building in Overland Park, Kansas, which will be used to house a center for training franchisees and employees, a service center for Brooke Franchise Corporation, and the administrative offices of Brooke Savings Bank.

In Phillipsburg, Kansas, we own a processing center and an advertising center. The advertising center also houses our facilities teams and the home office of Brooke Savings Bank. We own a building in Dallas, Texas, that houses a regional office and service center. We lease additional regional offices in Englewood, Colorado, Nashville, Tennessee, and Sacramento, California, as well as brokerage underwriting offices, and franchise customer service centers in other locations in the United States. During the first quarter of 2007, Brooke Credit Corporation opened a loan participation office in Nashville, Tennessee. We, or our subsidiaries, may acquire or lease real estate for use in our subsidiaries’ operations and for lease, sublease or license to franchisees.

First Life America Corporation, our indirect, majority owned subsidiary, owns a 20,000 square foot office building on approximately six and one-half acres of land located in Topeka, Kansas. First American Capital Corporation, First Life America Corporation and Brooke Capital Advisors, Inc. occupy approximately 7,500 square feet of the building, and the remainder of the building is leased to agencies of the federal government.

The properties from which operations are conducted are not materially important to us. Management believes that our current leased and owned facilities are in good repair and adequate for current and proposed operations. In management’s opinion, adequate insurance has been purchased for each of the above-referenced properties.

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

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2006.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT.

Name	Age	Position(s)
Robert D. Orr	53	Chairman of the Board and Chief Executive Officer
Leland G. Orr	44	Chief Financial Officer, Treasurer and Assistant Secretary
Anita F. Larson	45	President and Chief Operating Officer
James H. Ingraham	53	General Counsel and Secretary
Shawn T. Lowry	32	President and Chief Executive Officer of Brooke Franchise Corporation; Vice President of the Company
Michael S. Lowry	31	President and Chief Executive Officer of Brooke Credit Corporation
Kyle L. Garst	37	Senior Vice President of Brooke Franchise Corporation

Robert Orr and Leland Orr are brothers. Shawn Lowry and Michael Lowry are brothers and they are also nephews of Robert Orr and Leland Orr.

The business experience of each of the executive officers is described below:

Robert D. Orr, Director, Chairman of the Board and Chief Executive Officer, is our founder. Mr. Orr has served as a director and our Chief Executive Officer since our inception in 1986. He was our President from 1986 until 1991 and has been our Chairman of the Board since 1991. Mr. Orr has been a director, Chairman of the Board, President and Chief Executive Officer of First American Capital Corporation since it became our majority owned subsidiary in January 2007. Prior to focusing full time as our Chairman of the Board and Chief Executive Officer beginning in 1996, Mr. Orr served as President of Farmers State Bank, Phillipsburg, Kansas, Chairman of the Board of Brooke State Bank, Jewell, Kansas, President of First National Bank, Smith Center, Kansas, and a self-employed insurance agent for American Family Insurance Company. Mr. Orr is an honors graduate from Fort Hays State University in Hays, Kansas, with a Bachelor of Arts degree in Political Science. He also completed the Graduate School of Banking program at the University of Colorado. Mr. Orr is the author of a book published in 2000 about the sale of insurance and financial services in the Internet age entitled Death of an Insurance Salesman?.

Leland G. Orr, Director, Chief Financial Officer, Treasurer and Assistant Secretary, has served as a director and officer since our inception in 1986. Mr. Orr has been our Chief Financial Officer since 1995, Treasurer since 1986, and Assistant Secretary since 2001. He served as our President from 2003 until January 2005 and as Secretary from 1986 until 2001. Mr. Orr has also served as Chairman of the Board of Brooke Franchise Corporation, our subsidiary, since May 2006. In addition to his other responsibilities, Mr. Orr manages our processing center in Phillipsburg, Kansas. Prior to assuming the role of our Chief Financial Officer, Mr. Orr served as President of Brooke State Bank, Jewell, Kansas, and as an accountant with Kennedy McKee and Company, LLP (formerly Fox & Company) in Dodge City, Kansas. He is a Certified Public Accountant and a member of each of the American Institute of Certified Public Accountants and the Kansas Society of Certified Public Accountants. Mr. Orr received a Bachelor of Science Degree in Accounting from Fort Hays State University in Hays, Kansas.

Anita F. Larson, Director, President and Chief Operating Officer, joined us in 1999. In January 2005, Ms. Larson was elected to our Board of Directors and as our President and Chief Operating Officer. She was our

General Counsel from 1999 until January 2005, Vice President from 2001 until January 2005, Secretary from 2001 until January 2005, and Assistant Secretary from 2000 until 2001. Ms. Larson has also served as Chairman of the Board of our subsidiary, Brooke Credit Corporation, since April 2006. Prior to joining us, Ms. Larson was Vice President and Counsel of The Equitable Life Assurance Society of the United States, New York, New York, Chief Administrative Officer of First Security Benefit Life Insurance and Annuity Company of New York, and Second Vice President and Counsel of Security Benefit Group, Inc., Topeka, Kansas. Ms. Larson received a Bachelor of Arts Degree in English from the University of Kansas and a Juris Doctorate Degree from the University of Kansas School of Law.

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

Shawn T. Lowry, Director and Vice President, is also President and Chief Executive Officer of Brooke Franchise Corporation, our primary subsidiary. He has served as President of such subsidiary since April 2003, as its Chief Executive Officer since May 2006, and as a member of its board of directors since February 2003. Mr. Lowry joined Brooke Corporation in 1996 as Corporate Sales Representative, was elected Vice President and Missouri State Manager in 1998, became Vice President and Regional Manager in January 2000 and served as Vice President and National Sales Manager from August 2000 until April 2003. He was elected Vice President of Brooke Franchise Corporation after the acquisition of such company by Brooke Corporation in June 2000 and served as such until his election as President in 2003.

Michael S. Lowry, President and Chief Executive Officer of Brooke Credit Corporation, one of our subsidiaries, has served as President and as a director of such corporation since February 2003 and as its Chief Executive Officer since April 2006. Mr. Lowry joined Brooke Credit Corporation as a loan officer in 1998 and was elected its Vice President in 2000. He also served as Vice President of Brooke Corporation from 2000 until 2003. Prior to employment by the Company, Mr. Lowry was an Assistant Vice President of Sunflower Bank in Salina, Kansas.

Kyle L. Garst, Senior Vice President and a director of our subsidiary, Brooke Franchise Corporation, has served in such capacity since September 2004, and has responsibility for managing Brooke Franchise Corporation’s franchise sales activities. Mr. Garst joined us as a sales representative in 1994. From 1997 to 1999, he was a sales representative and profit center leader for Koch Industries in Phoenix, Arizona. In March 1999, Mr. Garst returned as our State Manager for Oklahoma and, in August 2000, he was named Vice President and Regional Sales Manager for Texas, Oklahoma and Louisiana. In December 2001, Mr. Garst became our Vice President and Investment Sales Manager, as well as our Investor Relations Manager, and served in those capacities until September 2004 when he assumed his current position. Mr. Garst has a Bachelor of Science Degree in Business Finance from Kansas State University.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock, $.01 par value, has been traded under the symbol “BXXX” on the NASDAQ Global Market (“NASDAQ”) since June 20, 2005. It was traded on the American Stock Exchange (“AMEX”) from May 29, 2003 until June 17, 2005 under the symbol “BXX.” From November 1, 2002, until May 28, 2003, the common stock was traded on the OTC Bulletin Board (“OTCBB”). Prior to November 2002, there was no public trading market for our common stock.

During the two most recently completed fiscal years, the high and low prices for our common stock for each quarter have been as follows:

Quarter	Ending	Market	High Bid/Sale	Low Bid/Sale
First	March 31, 2005	AMEX	$26.25	$ 9.75
Second	June 30, 2005	NASDAQ	$17.71	$10.00
Third	September 30, 2005	NASDAQ	$15.00	$10.86
Fourth	December 31, 2005	NASDAQ	$14.97	$12.03
First	March 31, 2006	NASDAQ	$14.00	$ 9.77
Second	June 30, 2006	NASDAQ	$13.13	$10.14
Third	September 30, 2006	NASDAQ	$13.00	$11.00
Fourth	December 31, 2006	NASDAQ	$13.00	$ 9.10

On February 28, 2007, the closing price for our common stock on the NASDAQ Global Market was $12.89 per share.

Holders of Common Stock.

On February 28, 2007, there were 460 shareholders of record of our common stock and an indeterminate number of shareholders whose shares are held by brokers or “nominees” in street name.

Dividends.

Our board of directors has declared regular cash dividends since the second quarter of 2000. We intend to continue to pay regular cash dividends on our common stock. Any decision to pay future dividends to holders of our common stock will be at the discretion of our board of directors and such decision will depend on many factors, including our financial condition, earnings, legal requirements and other factors as our board of directors deems relevant. The certificate of designations, preferences and rights of our Series 2006 preferred stock restricts our ability to pay dividends on our common stock in excess of amounts set forth therein, but allows us, subject to certain exceptions, to continue to pay dividends at our current rate.

During our last two fiscal years, we paid dividends per share as follows:

2006		2005
Quarter	Dividend	Quarter	Dividend
First	$0.16	First	$0.16
Second	0.18	Second	0.16
Third	0.18	Third	0.16
Fourth	0.18	Fourth	0.16

Securities Authorized for Issuance under Equity Compensation Plans.

The following table shows information related to the stock options that have been granted and the number of shares remaining available for grant under the Plan as of December 31, 2006.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by security holders	228,650	[1]	$3.36	500,000	[2]
Equity compensation plans not approved by security holders	—		—	—

Total	228,650	[1]	$3.36	500,000	[2]

[1]

Number of shares subject to remaining outstanding stock options granted under the Brooke Corporation 2001 Compensatory Stock Option Plan, which terminated on April 27, 2006, except with respect to options then outstanding thereunder.

[2]

Number of shares authorized for issuance pursuant to the 2006 Brooke Corporation Equity Incentive Plan which became effective on April 27, 2006, upon approval by our shareholders. No stock options or other awards were granted under such Plan during the year ended December 31, 2006.

Recent Sales of Unregistered Equity Securities.

We did not sell any unregistered equity securities during the fiscal year ended December 31, 2006, except for the (1) sale on September 15, 2006, to an accredited investor of 20,000 shares of our designated 13% Perpetual Convertible Preferred Stock Series 2006, par value $1.00 per share, and (2) grant to such investor on the same date of a warrant to purchase 235,294 shares of our common stock, subject to anti-dilution adjustments, in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. Information required by Item 701 of Regulation S-K with respect to such transaction was included in our current report on Form 8-K dated September 15, 2006 and filed on September 19, 2006.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

During the fourth quarter of the fiscal year ended December 31, 2006, there were no purchases of equity securities by us or any affiliated purchaser of shares or other units of any class of equity securities registered by us pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”).

ITEM 6.	SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information for the periods ended and as of the dates indicated.

The following income statement data for the years ended December 31, 2006, 2005 and 2004 and balance sheet data as of December 31, 2006 and 2005 are derived from our audited financial statements, which are included elsewhere in this report. The following income statement data for the years ended December 31, 2003 and 2002 and balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited financial statements not included in this report. You should read this data together with our financial statements and related notes included elsewhere in this report and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2006	2005	2004		2003	2002
	(in thousands, except per share data and number of franchises)
Statement of Operations Data:
Operating Revenues
Insurance commissions	$102,032	$86,872	$63,904		$45,706	$30,540
Interest income (net)	19,656	10,360	5,072		1,819	737
Consulting fees	9,908	4,916	5,236		4,109	1,589
Gain on sale of businesses	3,059	3,091	5,261		418	165
Initial franchise fees for basic services	31,770	19,375	8,795		425	—
Initial franchise fees for buyer assistance plans	3,137	10,133	8,122		8,147	3,954
Gain on sale of notes receivable	7,423	7,435	2,475		4,368	2,762
Gain on extinguishment of debt	—	—	—		—	439
Insurance premiums earned	660	811	401		283	—
Policy fee income	535	1,581	2,003		610	173
Other income	1,515	844	654		82	36

Total Operating Revenues	179,695	145,418	101,923		65,967	40,395

Operating Expenses
Commissions expense	79,462	66,957	49,600		37,011	26,184
Payroll expense	30,269	28,615	20,151		11,355	7,014
Depreciation and amortization	2,411	2,432	2,504		1,423	809
Other operating expenses	39,702	26,665	16,444		8,617	3,442
Insurance loss and loss expense incurred	708	(60)	(17)		77	—
Other operating interest expense	3,125	2,122	927		665	497

Total Operating Expenses	155,677	126,731	89,609		59,148	37,946

Income from Operations	24,018	18,687	12,314		6,819	2,449
Other Expenses
Interest expense	6,709	3,721	2,340		576	252
Minority interest in subsidiary	575	—	—		—	—

Total Other Expenses	7,284	3,721	2,340		576	252

Income Before Income Taxes	16,734	14,966	9,974		6,243	2,197
Income tax expense	5,992	5,261	3,280		2,083	747

Net Income	$10,742	$9,705	$6,694		$4,160	$1,450

Net Income per Share
Basic net income per share(1)	$0.79	$0.89	$0.69		$0.42	$0.14
Diluted net income per share(2)	0.76	0.86	0.65		0.41	0.14
Weighted average of shares—basic outstanding(3)	12,509	10,643	9,362		9,293	9,079
Weighted average of shares—diluted outstanding(3)	13,915	11,002	9,925		9,615	9,597
Cash dividends declared per common share	0.70	0.64	0.55	(4)	0.1525	0.04

The weighted average number of shares has been adjusted to reflect a 2-for-1 stock split in 2004 and a 6-for-1 stock split in 2003.

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet and Other Data:
Total current assets	285,972	$118,156	$94,230	$46,930	$21,670
Cash and cash equivalents	21,203	12,321	19,761	13,741	7,210
Accounts and notes receivable, net	186,754	55,763	51,960	16,005	9,237
Securities	50,322	44,682	17,889	11,381	1
Total assets	323,389	135,239	108,487	56,858	28,355
Total liabilities	261,397	93,778	101,151	51,079	25,314
Total debt(5)	177,793	63,170	80,482	34,976	13,670
Total stockholders’ equity	56,528	41,461	7,336	5,779	3,041
Loan balances outstanding	483,278	277,414	183,384	112,732	60,353
Number of franchise locations	737	552	370	234	163

(1)	Based on net income available to common stockholders (basic) of $9,873, $9,511 and $6,500 for the years ended December 31, 2006, 2005 and 2004, respectively. Net income available to common stockholders (basic) is equal to net income less preferred dividends of $869, $194 and $194 for the years ended December 31, 2006, 2005 and 2004, respectively.
(2)	Based on net income available to common stockholders (diluted) of $10,548, $9,511 and $6,500 for the years ended December 31, 2006, 2005 and 2004, respectively. Net income available to common stockholders (diluted) is equal to net income less dividends on non-convertible preferred stock of $194, $194 and $194 for the years ended December 31, 2006, 2005 and 2004, respectively.
(3)	The weighted average number of shares has been adjusted to reflect a 2-for-1 stock split in 2004 and a 6-for-1 stock split in 2003.
(4)	Includes special dividend of $0.15 per share paid on August 30, 2004.
(5)	Includes total bank loans, notes payable and other long-term obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Brooke Franchise Most of our revenues are from commissions paid to Brooke Franchise, our wholly owned franchise subsidiary, by insurance companies for the sale of insurance policies on a retail basis through exclusive franchisees. Brooke Franchise primarily relies on the recruitment of additional franchisees to increase retail insurance commission revenues. Brooke Franchise’s franchisees typically sell property and casualty insurance, such as automobile, homeowners and business owners insurance products. Brooke Franchise also consults with business sellers and lenders.

Brooke Credit Our wholly owned finance subsidiary generates most of its revenues from interest income resulting from loans held on our balance sheet in the form of inventory loans held for sale and from gains on sale of loans when they are removed from our balance sheet. Most of Brooke Credit’s loans have been made to Brooke Franchise’s franchisees, although an increasing share of loans have been made to insurance related businesses that are not franchisees. Brooke Credit funds its loan portfolio primarily through the sale of loan participation interests to other lenders, sale of securities, backed by loan assets, to accredited investors, and on-balance sheet funding from cash and short-term lines of credit. In February 2007, we entered into an agreement by which Brooke Credit will merge with Oakmont Acquisition Corp resulting in Brooke Credit becoming a public company with us as its largest shareholder. The transaction is subject to Oakmont shareholder approval and other closing conditions.

Brooke Brokerage Our wholly owned subsidiary is a holding company for businesses expected to benefit from the insurance agent distribution network of Brooke Franchise. Brooke Brokerage’s insurance and loan brokerage subsidiary, CJD & Associates, L.L.C., generates revenues from commissions paid by insurance companies for the sale of hard-to-place and niche insurance policies on a wholesale basis through our franchise agents and other insurance agents. In 2005 and 2006, CJD & Associates also used its industry contacts and expertise in insurance brokerage to broker loans for, and consult with, general insurance agencies specializing in hard-to-place insurance sales. In January 2007, we purchased 100% of the capital stock of Brooke Savings Bank (formerly Generations Bank) for the purpose of offering banking services for sale through our franchise agents and other insurance agents.

First American Capital Corporation In December 2006 and January 2007, we acquired approximately 55% (on a fully diluted basis) of the common stock of First American, the parent company of First Life America Corporation, a Kansas domiciled life insurance company. We plan to offer the life insurance and annuity products of First Life America Corporation through our franchise agents and other insurance agents. Subject to regulatory approvals and other closing conditions, in February 2007, First American agreed to acquire Brooke Savings Bank from Brooke Brokerage. The acquisition of ownership interests in Brooke Savings Bank and First Life America Corporation subsidiaries is part of a strategy to enable our franchisees to sell additional products and services that complement the standard property and casualty insurance policies they typically offer. In connection with the transaction by which we acquired shares of First American Common Stock, Brooke Capital Advisors, Inc. a subsidiary of First American Capital Corporation that was formerly known as First Life Brokerage, Inc., began operating a managing general agency loan brokerage and consulting business in December 2006, with respect to new consulting and collateral preservation services, and CJD & Associates ceased offering such services to new customers at that time. Brooke Capital Advisors, Inc. has expanded such business in 2007 to include similar services for funeral home businesses and loans related thereto and CJD & Associates is no longer engaged in this business.

Results of Operations

Our consolidated results of operations have been significantly impacted by expansion of franchise locations in recent years. The following table shows income and expenses (in thousands, except percentages and per share data) for the years ended December 31, 2006, 2005 and 2004, and the percentage change from year to year.

	Year Ended December 31, 2006	2006 % Increase (decrease) over 2005	Year Ended December 31, 2005	2005 % Increase (decrease) over 2004	Year Ended December 31, 2004
Operating Revenues
Insurance commissions	$102,032	17%	$86,872	36%	$63,904
Interest income (net)	19,656	90	10,360	104	5,072
Consulting fees	9,908	102	4,916	(6)	5,236
Gain on sale of businesses	3,059	(1)	3,091	(41)	5,261
Initial franchise fees for basic services	31,770	64	19,375	120	8,795
Initial franchise fees for buyers assistance plans	3,137	(69)	10,133	25	8,122
Gain on sale of notes receivable	7,423	0	7,435	200	2,475
Insurance premiums earned	660	(19)	811	102	401
Policy fee income	535	(66)	1,581	(21)	2,003
Other income	1,515	80	844	29	654

Total operating revenues	179,695	24	145,418	43	101,923
Operating Expenses
Commission expense	79,462	19	66,957	35	49,600
Payroll expenses	30,269	6	28,615	42	20,151
Depreciation and amortization expense	2,411	0	2,432	(3)	2,504
Insurance loss and loss expense	708	—	(60)	(253)	(17)
Other operating expenses	39,702	49	26,665	62	16,444
Other operating interest expense	3,125	47	2,122	129	927

Total operating expenses	155,677	23	126,731	41	89,609
Income from operations	24,018	29	18,687	52	12,314
Interest expense	6,709	80	3,721	59	2,340
Minority interest in subsidiary	575	—

Income before income taxes	16,734	12	14,966	50	9,974
Income tax expenses	5,992	14	5,261	60	3,280

Net income	$10,742	11%	$9,705	45	$6,694

Basic net income per share	$0.79	(11)%	$.89	29	$0.69
Diluted net income per share	$0.76	(12)%	$.86	32	$0.65

Operating revenue is expected to continue to increase as a result of opening new franchise locations in 2007. The increases in total operating revenues, and most of the individual revenue categories that make up total operating revenues, are primarily attributable to the continued expansion of franchise operations in recent years. The increases in interest income (net) primarily resulted from increased loan origination activities, increases in the amount of loans held in inventory for eventual sale and increases in retained interest from loans sold.

Expenses are also expected to continue to increase as a result of opening new franchise locations in 2007. The increases of commission expense are primarily attributable to increases in insurance commissions received from insurance companies, because a share of insurance commissions is typically paid to franchisees. Payroll expenses, which include wages, salaries, payroll taxes and compensated absences expenses increased primarily as a result of the expansion of our franchise operations. Payroll expenses, as a percentage of total operating revenue, were approximately 17% in 2006, 20% in 2005 and 20% in 2004. Other operating expenses, which include advertising, rent, travel, lodging, and office supplies, increased at a faster rate than total operating revenues in 2006 primarily as the result of increases in advertising expenses, company owned stored expenses (See Franchise Services Segment, below) and collateral preservation expenses (See Lending Services Segment, below). Other operating expenses, as a percentage of total operating revenue, were approximately 22% in 2006, 18% in 2005 and 16% in 2004.

The increases in other operating interest expense are primarily attributable to interest paid on bank lines of credit. We use these lines of credit to fund our loans until we sell them in a securitization. We consider line of credit, bond and debenture interest expense to be an operating expense because the proceeds from the lines of credit, bonds and debentures are used to partially fund our lending activities.

We consider interest expense, other than line of credit, bond and debenture interest expense, to be a non-operating expense. Interest expense increased primarily as a result of increased debt to commercial banks, which was incurred primarily to capitalize our operating subsidiaries and to fund the over-collateralization of our warehouse facilities and securitizations.

Net income increased primarily as the result of increasing loan originations and loan balances resulting in increased loan interest and other loan related revenues. Net income per share for 2006 decreased primarily because an offering of common stock in August 2005 increased the number of outstanding shares by a larger percentage than the increase in net income. Net income per share also decreased as the result of adjusting the diluted earnings per share calculation to reflect the anticipated issuance of 1,176,000 shares of common stock that may result from our offering of perpetual convertible preferred stock that took place in the third quarter of 2006.

The following table shows selected assets and liabilities (in thousands, except percentages) as of December 31, 2006, 2005 and 2004, and the percentage change from year to year.

	As of December 31, 2006	2006 % Increase (decrease) over 2005	As of December 31, 2005	2005 % Increase (decrease) over 2004	As of December 31, 2004
Investments	$18,027	—	$—	—	$—
Customer receivable	20,666	103	10,203	61	6,340
Notes receivable	164,153	272	44,178	(1)	44,801
Interest earned not collected on notes	3,401	146	1,382	69	819
Other receivables	1,601	(2)	1,627	31	1,239
Securities	50,322	13	44,682	150	17,889
Deferred charges	11,094	1,324	779	(7)	839
Accounts payable	12,944	74	7,433	3	7,238
Payable under participation agreements	26,849	147	10,857	343	2,452
Policy and contract liabilities	20,184	—	—	—	—
Premiums payable	6,925	38	5,015	(22)	6,441
Debt	177,793	181	63,170	(22)	80,482
Minority interest in subsidiary	5,464	—	—	—	—

Our December, 2006 acquisition of a controlling interest in First American Capital Corporation has resulted in a new asset category for investments and a new liability category for policy and contract liabilities to account for the life insurance and annuity operations of First American Capital Corporation’s life insurance company subsidiary. A balance sheet account has also been established to reflect the interests of First American Capital Corporation’s minority shareholders.

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

Deferred charges includes primarily the fees associated with the issuance of long term debt by our finance company subsidiary and the costs of acquiring life insurance by our life insurance company indirect subsidiary. These fees increased in 2006 primarily as the result of the acquisition of First American Capital Corporation and the fees associated with a private placement of debt in 2006.

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

The premiums payable liability category is comprised primarily of amounts due to insurance companies for premiums that are billed and collected by our franchisees. Premiums payable increased primarily from the continued expansion of our franchise operations, which resulted in an increase of premiums billed and collected by our franchisees. Premiums payable also increase from temporary fluctuations in agent billed activity.

Debt increased primarily as the result of increasing the line of credit balances for the purpose of funding increasing loan inventory balances. The line of credit balances were $86,644,000 and $8,786,000 at December 31, 2006 and 2005, respectively.

The following tables provide information regarding our Notes Receivable, Note Participations and asset-backed securities, Notes Payable and Bonds & Debentures Payable principal balances and the corresponding weighted interest rates as of the end of each quarter in 2006, 2005 and 2004 (excluding capitalized lease balances). Notes Receivable balances include the loans originated by Brooke Credit to our franchisees and others, even though the notes may no longer be on our balance sheet. Note Participations and asset-backed securities are comprised of loan participation interests that we have sold to our funding institutions and securitization entities. The Note Participation balance includes participations sold that are classified as a true sale and those that are not classified as a true sale or payable under participation agreements. The asset-backed securities exclude the portion of the securitization pools that are retained by us of $37,003,000, $32,898,000 and $13,332,000 at December 31, 2006, 2005 and 2004, respectively. Notes Payable balances are comprised of borrowings to fund the loans that we have made to our franchisees and others and include primarily notes issued to sellers of agencies we have purchased, borrowings under our lines of credit and bank borrowings. Bonds and debentures payable include bonds and debentures that we have issued to primarily fund our lending and commission advance activities.

Notes Receivable (in thousands)

	2006 Principal	2006 Weighted Rate	2005 Principal	2005 Weighted Rate	2004 Principal	2004 Weighted Rate
1st Quarter	$323,699	11.08%	$219,331	8.96%	$131,496	7.63%
2nd Quarter	383,003	11.45%	249,718	9.15%	153,823	7.68%
3rd Quarter	418,847	11.73%	263,422	9.74%	177,197	7.79%
4th Quarter	489,136	11.84%	282,580	10.16%	199,889	8.04%

Note Participations and Asset-Backed Securities (in thousands)

	2006 Principal	2006 Weighted Rate	2005 Principal	2005 Weighted Rate	2004 Principal	2004 Weighted Rate
1st Quarter	$233,966	8.61%	$174,762	6.72%	$106,371	5.33%
2nd Quarter	250,675	9.03%	181,146	7.01%	124,542	5.40%
3rd Quarter	313,131	9.15%	170,851	7.60%	132,868	5.66%
4th Quarter	314,829	9.20%	216,361	7.75%	144,208	6.06%

Notes Payable (in thousands)
	2006 Principal	2006 Weighted Rate	2005 Principal	2005 Weighted Rate	2004 Principal	2004 Weighted Rate
1st Quarter	$89,407	8.01%	$63,003	6.46%	$33,632	6.00%
2nd Quarter	130,010	8.00%	83,892	5.60%	43,903	6.19%
3rd Quarter	123,512	7.65%	85,212	4.54%	58,513	4.91%
4th Quarter	179,973	8.19%	62,575	7.24%	73,093	4.47%

Bonds & Debentures Payable (in thousands)
	2006 Principal	2006 Weighted Rate	2005 Principal	2005 Weighted Rate	2004 Principal	2004 Weighted Rate
1st Quarter	$—	—%	$6,724	8.97%	$7,429	8.99%
2nd Quarter	—	—%	6,724	8.97%	7,429	8.99%
3rd Quarter	—	—%	2,409	8.70%	6,724	8.97%
4th Quarter	—	—%	—	—%	6,724	8.97%

Income Taxes

For the years ended December 31, 2006, 2005 and 2004, we incurred income tax expenses of $5,992,000, $5,261,000 and $3,280,000, respectively, resulting in effective tax rates of 36%, 35% and 33%. As of December 31, 2006 and 2005, we had current income tax liabilities of $4,293,000 and $474,000, respectively, and deferred income tax liabilities of $7,594,000 and $5,141,000, respectively. The deferred tax liability is primarily due to the deferred recognition of revenues, for tax purposes, on loans sold until interest payments are actually received.

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

Revenues, expenses, assets and liabilities for reportable segments were extracted from the separate audited financial statements prepared for each segment. As such, consolidating entries are excluded and segment discussions will not always correspond to our consolidated financial statements.

Each segment is assessed a shared services expense which is an internal allocation of legal, accounting, human resources, information technology and facilities management expenses based on our estimate of usage. Because consolidated entries are excluded, the other operating expense category for reportable segments include internal allocations for shared services expense during 2006, 2005 and 2004, of $4,800,000, $5,100,000 and $5,100,000, respectively, for the Franchise Services segment, $1,800,000, $1,800,000 and $900,000, respectively, for the Lending Services Segment and $1,800,000, $120,000 and $60,000, respectively, for the Brokerage Segment.

Revenues, expenses, assets and liabilities that are not allocated to one of the three reportable segments are categorized as “Corporate.” Activities associated with Corporate include functions such as accounting, auditing, legal, human resources and investor relations. Activities associated with Corporate also include real estate ownership and corporate real estate management through Brooke Investments, Inc. and the operation of captive insurance companies that self-insure portions of professional insurance agents’ liability exposure of Brooke Franchise, its affiliated companies and its franchisees and provide financial guaranty policies to Brooke Credit and its participating lenders. In December 2006, we acquired an ownership interest in First American Capital Corporation that resulted in a requirement to consolidate their financial information into our financial statements. We have categorized the life insurance and brokerage activities of First American Capital Corporation as Corporate.

Franchise Services Segment

Financial information relating to Brooke Franchise and our Franchise Services Segment is as follows (in thousands, except percentages):

	Year Ended December 31, 2006	2006 % Increase (decrease) over 2005	Year Ended December 31, 2005	2005 % Increase (decrease) over 2004	Year Ended December 31, 2004
REVENUES
Insurance commissions	$99,190	23%	$80,490	40%	$57,619
Consulting fees	2,731	(44)	4,916	(6)	5,236
Gain on sale of businesses	3,059	(1)	3,091	(41)	5,261
Initial franchise fees for basic services	31,770	64	19,375	120	8,795
Initial franchise fees for buyers assistance plans	3,137	(69)	10,133	25	8,122
Interest income	275	98	139	256	39
Other income	2,186	150	874	314	211

Total operating revenues	142,348	20	119,018	40	85,283

EXPENSES
Commission expense	78,318	22	64,233	37	46,725
Payroll expense	23,114	18	19,620	74	11,262
Amortization	68	—	(14)	(103)	429
Other operating expenses	35,241	36	25,978	63	15,929

Total operating expenses	136,741	25	109,817	48	74,345

Income from operations	5,607	(39)	9,201	(16)	10,938

Interest expense	1,700	12	1,515	13	1,344

Income before income taxes	$3,907	(49)%	$7,686	(20)%	$9,594

Total assets (at period end)	$63,043	8%	$58,141	23%	$47,300

Commission Revenues Retail insurance commissions have increased primarily as a result of Brooke Franchise’s continued expansion of franchise operations. Brooke Franchise also received commissions from the sale of investment securities that are not directly related to insurance sales. However, these revenues are not sufficient to be considered material and are, therefore, combined with insurance commission revenues.

Commission expense increased because insurance commission revenues increased and franchisees are typically paid a share of insurance commission revenue. Commission expense represented approximately 79%, 80% and 81%, respectively, of Brooke Franchise’s insurance commission revenue for the years ended December 31, 2006, 2005 and 2004.

Brooke Franchise sometimes retains an additional share of franchisees’ commissions as payment for franchisee optional use of Brooke Franchise’s service or sales centers. However, all such payments are applied to service center/sales center expenses and not applied to commission expense. As of December 31, 2006 and 2005, Brooke Franchise service centers/sales centers totaled 20 and 24, respectively.

Profit sharing commissions, or Brooke Franchise’s share of insurance company profits paid by insurance companies on policies written by franchisees, and other such performance compensation, increased $607,000, or 12%, to $5,646,000 in 2006 and $1,952,000, or 63%, to $5,039,000 in 2005. Profit sharing commissions represented approximately 6%, 6% and 5%, respectively, of Brooke Franchise’s insurance commissions for the years ended December 31, 2006, 2005 and 2004. Franchisees do not receive any share of Brooke Franchises’ profit sharing commissions.

Net commission refund liability is our estimate of the amount of Brooke Franchise’s share of retail commission refunds due to insurance companies resulting from future policy cancellations. As of December 31, 2006 and 2005, Brooke Franchise recorded corresponding total commission refund liabilities of $535,000 and $716,000, respectively. Correspondingly, commission refund expense decreased in 2006 to reflect this lower estimate.

Payroll expense Payroll expense increased partially as the result of developing the personnel, processes and systems required to support growth in franchise locations in 2006 and anticipated additional growth in 2007. Payroll expense also increased partially as the result of the provision by Brooke Franchise of additional assistance to franchisees coping with financial stress resulting from less commission revenues from reduction of premium rates by insurance companies and increased expenses from higher interest rates.

Other operating expenses Other operating expenses represented approximately 25%, 22% and 19%, respectively, of Brooke Franchise’s total revenues for the years ended December 31, 2006, 2005 and 2004. Other operating expenses increased at a faster rate than total operating revenues partially as the result of increases in operating expenses for company-owned stores and increases in the advertising and other marketing assistance provided to franchisees. Other operating expenses also increased at a faster rate than total operating revenues partially as the result of the provision by Brooke Franchise of additional assistance to franchisees coping with financial stress resulting from less commission revenues from reduction of premium rates by insurance companies and increased expenses from higher interest rates.

Advertising expenses increased $2,085,000, or 34%, to $8,305,000 in 2006 from $6,220,000 in 2005. Advertising expenses increased $1,425,000, or 30%, to $6,220,000 in 2005 from $4,795,000 in 2004. Marketing allowances made to franchisees increased $901,000, or 25%, to $4,533,000 in 2006 from $3,632,000 in 2005. Marketing allowances made to franchisees increased $2,786,000, or 329%, to $3,632,000 in 2005 from $846,000 in 2004.

Operating expenses for company-owned stores increased $1,861,000, or 40%, to $6,494,000 in 2006 from $4,633,000 in 2005. Although operating expenses from company-owned stores represented a significant part of the overall increase in other operating expenses, these expenses were approximately the same as commission revenues generated by company-owned stores totaling $6,151,000 and $4,466,000, respectively, for the years ended December 31, 2006 and 2005. Company-owned stores revenues and expenses for years prior to 2005 are not available.

Initial Franchise Fees for Basic Services A certain level of basic services is initially provided to all franchisees, whether they acquire an existing business and convert it into a Brooke franchise, start up a new Brooke franchise location or acquire a company developed franchise location. These basic services include services usually provided by other franchisors, including a business model, use of a registered trade name, access to suppliers and a license for an Internet-based management system. The amount of the initial franchise fees typically paid for basic services is currently $165,000 and was $125,000 for most of 2005. We expect the initial franchise fee rate for basic services to increase as demand for access to our trade name, suppliers and business model increases.

Revenues from initial franchise fees for basic services are recognized as soon as Brooke Franchise delivers the basic services to the new franchisee, such as access to insurance company contracts, access to the Company’s management system, and access to the Company’s brand name. Upon completion of this commitment, Brooke Franchise has no continuing obligation to the franchisee.

Prior to 2006, initial franchise fees for basic services were typically assessed once for each franchisee, even though some franchisees operated multiple locations. Beginning in 2006, an initial franchise fee for basic services was assessed for each location. A total of 227 and 210 new franchise locations were added during the years ended December 31, 2006 and 2005, respectively. The number of new franchise locations increased in

2006 as compared to 2005 primarily because the demand for access to our trade name, suppliers and business model increased in 2006. The increase in the amount of initial franchise fees for basic services resulted from continued expansion of Brooke Franchise’s franchise operations, the increase in the amount of initial franchise fees for basic services and the change to charging initial franchise fees for basic services on a per location basis.

The following table summarizes information relating to initial franchise fees for basic services.

Summary of Initial Franchise Fees For Basic Services

and the Corresponding Number of Locations

(in thousands, except number of locations)

	Start-up Related Initial Franchise Fees for Basic Services (Locations)		Conversion Related Initial Franchise Fees for Basic Services (Locations)		Company Developed Initial Franchise Fees for Basic Services (Locations)		Total Initial Franchise Fees for Basic Services (Locations)
Year Ended December 31, 2006	$23,820	168	$7,215	55	$735	4	$31,770	227
Year Ended December 31, 2005	12,375	108	7,000	102	0	0	19,375	210
Year Ended December 31, 2004	3,800	41	4,995	115	0	0	8,795	156

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

The decrease in initial franchise fees for buyers assistance plans is primarily attributable to a decrease in conversion activity, the increase in the amount charged for initial franchise fees for basic services, the change to charging initial franchise fees for basic services on a per location basis, and the establishment of a cap, or maximum amount, on initial franchise fees for buyers assistance plans that are charged for each acquisition.

Brooke Franchise provides assistance regarding the acquisition and conversion of businesses such as compilation of an inspection report which is delivered to franchisees on or prior to closing. As such, Brooke Franchise performs substantially all of the buyers assistance plan services before an acquisition closes and, in 2006, therefore, recognized all of the initial franchise fee revenue for buyers assistance plan at the time of closing. However, in 2005, a relatively small level of buyers assistance plan services were performed during the four months after acquisition, including reimbursements for advertising and training. For this reason, a relatively small portion of the initial franchise fees for buyers assistance were correspondingly deferred until the service was performed. To reflect revenues not yet earned, we deferred $0, $118,000 and $410,000 of initial franchise fee revenues for buyers assistance plans as of December 31, 2006, 2005 and 2004, respectively.

Buyers assistance plans provide initial conversion assistance for recently acquired businesses and buyers assistance plan services are, therefore, not provided to buyers of businesses that are already franchises. In addition, buyers assistance plans are not typically provided to franchisees selling to other franchisees and are not provided to franchisees purchasing businesses that had previously been purchased by Brooke Franchise in the past twenty-four months. A total of 16, 87 and 115 of the new franchise locations in 2006, 2005 and 2004, respectively, represent businesses that were converted into Brooke franchises and received assistance through initial buyers assistance plans.

Seller Related Revenues Seller related revenues typically are generated when a business is acquired by Brooke Franchise for sale to a franchisee. Seller related revenues include consulting fees paid directly by sellers, gains on sale of businesses from deferred payments, gains on sale of businesses relating to company-owned stores, and gains on sale of businesses relating to inventory. A primary aspect of Brooke Franchise’s business is the buying and selling of businesses. Therefore, all seller related revenues are considered part of normal business operations and are classified on our income statement as operating revenue. Seller related revenues decreased $2,217,000, or 28%, to $5,790,000, in 2006 and decreased $2,490,000, or 24%, to $8,007,000, in 2005. The trend of decreasing seller related revenues is partially attributable to an increasing emphasis by Brooke Franchise on recruitment of start up and company developed franchises and a decreasing emphasis on recruitment of conversion franchises to purchase businesses acquired by Brooke Franchise.

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

Gains on Sale of Businesses from Deferred Payments. Our business includes the buying and selling of insurance agencies and occasionally holding them in inventory. When purchasing an agency, we typically defer a portion of the purchase price, at a low or zero interest rate, to encourage the seller to assist in the transition of the agency to one of our franchisees. We carry our liability to the seller at a discount to the nominal amount we owe, to reflect the below-market interest rate. When we sell an acquired business to a franchisee (typically on the same day it is acquired), we generally sell it for the full nominal price (i.e. before the discount) paid to the seller. When the sale price of the business exceeds the carrying value, the amount in excess of the carrying value is recognized as a gain. Gains on sale resulting primarily from discounted interest rates increased $145,000, or 12%, to $1,330,000 in 2006 and increased $375,000, or 46%, to $1,185,000 in 2005.

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

The calculation of the reduced carrying value, and the resulting gain on sale of businesses, is made by calculating the net present value of scheduled future payments to sellers at a current market interest rate. The following table provides information regarding the corresponding calculations:

Calculation of Seller Discounts Based On Reduced Carrying Values

(in thousands, except percentages and number of days)

	Beginning Principal Balance	Weighted Average Rate	Weighted Average Maturity	Interest Rate Used for Net Present Value	Full Nominal Purchase Price	Reduced Carrying Value	Gain on Sale from Deferred Payments
2006	$8,047	9.41%	464 days	9.00-9.75%	$23,625	$22,295	$1,330
2005	10,380	7.69%	606 days	6.75-8.75%	24,045	22,860	1,185
2004	7,669	5.91%	807 days	5.50-6.75%	8,221	7,411	810

Gains on Sale of Businesses—Company-owned Stores. If we expect to own and operate businesses for more than one year, we consider these businesses to be company-owned stores and treat such transactions under purchase accounting principles, including booking intangible assets and recognizing the related amortization expense. By contrast, businesses purchased for resale to our franchisees (usually within one year) are carried at cost as business inventory, without the booking of intangible assets. Gains on sale resulting from the sale of company-owned stores was $0 in 2006 and $68,000 in 2005.

Gains on Sale of Businesses—Inventoried Stores. As noted above, acquired businesses are typically sold on the same day as acquired for the same nominal price paid to the seller. However, this is not always the case and businesses are occasionally held in inventory. As such, gains and losses are recorded when an inventoried business is ultimately sold and carrying values of inventoried businesses are adjusted to estimated market value when market value is less than cost. Gains on sale resulting from the sale of inventoried stores decreased $109,000, or 6%, to $1,729,000 in 2006 from $1,838,000 in 2005. Gains on sale resulting from the sale of inventoried stores increased $1,657,000, or 915%, to $1,838,000 in 2005 from $181,000 in 2004.

Income Before Income Taxes Brooke Franchise’s income before income taxes decreased $3,779,000, or 49%, to $3,907,000 in 2006 from $7,686,000 in 2005. Income before income taxes decreased $1,908,000, or 20%, to $7,686,000 in 2005 from $9,594,000 in 2004. The reduction in income is partially attributable to an increase in payroll and other operating expenses incurred for the development of personnel, systems and infrastructure required to support growth in franchise locations in 2006 and anticipated additional growth in 2007. The reduction of income is also partially attributable to increasing payroll and other operating expenses incurred while assisting franchisees in coping with financial stress resulting from less commission revenues from reduction of premium rates by insurance companies while expenses have increased as the result of higher interest rates.

Company-Owned Stores This discussion of company-owned stores is separated into four store types: 1) inventoried stores, 2) managed stores, 3) pending stores, and 4) developed stores. Inventoried stores include businesses purchased by Brooke Franchise for resale to franchisees. Managed stores include businesses as to which Brooke Franchise has entered into agreements with franchisees to manage stores as a result of lender collateral preservation, the disability of the franchisee, the death of the franchisee or other circumstances. Pending stores include businesses that franchisees have contracted to sell, but the transactions have not yet closed, and Brooke Franchise is managing the store to reduce the likelihood of asset deterioration prior to closing. Managed and pending stores are not recorded as an asset on Brooke Franchise’s balance sheet. However, because Brooke Franchise is entitled by agreement to the income and responsible for the expenses of the business until the agreement terminates or ownership is transferred, such income and expenses of managed and pending stores are recorded to Brooke Franchise’s income statement and we, therefore, include the business in our discussions of company-owned stores. Brooke Franchise develops business locations that have not been previously owned by a franchisee. Because the store has been developed by Brooke Franchise instead of purchased from third parties, all income and expenses associated with development and operation are recorded by Brooke Franchise as income and expenses, but an asset is not recorded on Brooke Franchise’s balance sheet.

Inventoried Stores The number of total businesses purchased into inventory in 2006, 2005 and 2004 was 33, 69 and 51, respectively. At December 31, 2006, 2005 and 2004, respectively, Brooke Franchise held 3, 4 and 2 businesses in inventory with respective total balances, at the lower of cost or market, of $2,333,000, $5,058,000 and $1,022,000. Write down expense on inventoried stores, resulting from a decrease in the market values of inventoried businesses, for the years ended December 31, 2006, 2005 and 2004 totaled $975,000, $0 and $130,000, respectively. Revenues from the operation of inventoried stores for 2006 and 2005 totaled $941,000 and $1,158,000, respectively. Expenses incurred in the operation of inventoried stores for 2006 and 2005 totaled $499,000 and $994,000, respectively.

The number of businesses twice-purchased into inventory within twenty-four months is an important indicator of Brooke Franchise’s success in recruiting qualified buyers. There were 0, 1 and 3 businesses twice-purchased during 2006, 2005 and 2004, respectively. Some franchisees have experienced an adverse affect on profitability and cash flow from increased loan interest rates on agency acquisition loans and lower commissions resulting from the effect of decreased premium rates. Otherwise, Brooke Franchise is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of businesses from its inventory.

Managed Stores At December 31, 2006 and 2005, the total number of businesses managed under contract, but not owned, by Brooke Franchise was 13 and 7, respectively. Revenues from the operation of managed stores for the years ended December 31, 2006 and 2005 totaled $4,261,000 and $1,561,000, respectively. Operating expenses incurred by managed stores for the years ended December 31, 2006 and 2005 totaled $3,301,000 and $1,327,000, respectively. Additionally, owner’s compensation expenses incurred by managed stores for the years ended December 31, 2006 and 2005 totaled $1,665,000 and $582,000, respectively.

Pending Stores At December 31, 2006 and 2005, the total number of businesses under contract for sale and managed by Brooke Franchise pending closing of a sale was 11 and 2, respectively. Revenues from the operation of pending stores for the years ended December 31, 2006 and 2005 totaled $934,000 and $1,747,000, respectively. Operating expenses incurred by pending stores for the years ended December 31, 2006 and 2005 totaled $344,000 and $1,141,000, respectively. Additionally, owner’s compensation expenses incurred by pending stores for the years ended December 31, 2006 and 2005 totaled $494,000 and $589,000, respectively.

Developed Stores At December 31, 2006 and 2005, the total number of businesses owned and under development by Brooke Franchise was 14 and 1, respectively. Revenues from developed stores for the years ended December 31, 2006 and 2005 totaled $16,000 and $0, respectively. Operating expenses incurred by developed stores for the years ended December 31, 2006 and 2005 totaled $190,000 and $0, respectively.

Same Store Sales Revenue generation, primarily commissions from insurance sales, is an important factor in franchise financial performance and revenue generation is carefully analyzed by Brooke Franchise. Twenty-four months after initial conversion of an acquired business, Brooke Franchise considers a franchise “seasoned” and the comparison of current to prior year revenues a more reliable indicator of franchise performance. Combined same store sales of seasoned converted franchises and start up franchises for years ended December 31, 2006 and 2005 decreased 2% and 1%, respectively. The median annual revenue growth rates of seasoned converted franchises and qualifying start up franchises for the years ended December 31, 2006 and 2005 were -1% and -1%. All same store calculations exclude profit sharing commissions. Same store calculations are based entirely on commissions allocated by Brooke Franchise to franchisees’ monthly statements. Brooke Franchise is unable to determine the impact, if any, on same store calculations resulting from commissions that franchisees receive but do not process through Brooke Franchise as required by their franchise agreement.

Same store sales performance has been adversely affected by the “soft” property and casualty insurance market, which is characterized by a flattening or decreasing of premiums by insurance companies. Our franchisees predominately sell personal lines insurance with more than 50% of our total commissions resulting from the sale of auto insurance policies and Brooke Franchise believes that the insurance market has been particularly soft with regards to premiums on personal lines insurance policies.

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

Statement Balances Brooke Franchise assists franchisees with short-term cash flow assistance by advancing commissions and granting temporary extensions of due dates for franchise statement balances owed by franchisees to Brooke Franchise. Franchisees sometimes require short-term cash flow assistance because of cyclical fluctuations in commission receipts. Short-term cash flow assistance is also required when franchisees are required to pay Brooke Franchise for insurance premiums due to insurance companies prior to receipt of the corresponding premiums from policyholders. The difference in these amounts has been identified as the “uncollected accounts balance” and this balance is calculated by identifying all charges to franchise statements for net premiums due insurance companies for which a corresponding deposit from policyholders into a premium trust account has not been recorded. Despite commission fluctuations and uncollected accounts balances, after initial conversion into its franchise system, Brooke Franchise expects franchisees’ to regularly pay their statement balances. As such, Brooke Franchise categorizes as “watch” those statement balances that have not been repaid in full at least once in the previous four months. The increase in watch statement balances is partially attributable to financial stress resulting from less commission revenues from reduction of premium rates by insurance companies and increased expenses from higher interest rates.

The following table summarizes total statement balances, uncollected account balances and watch statement balances as of September, 2006 and December, 2005.

	As of December 31, 2006	As of December 31, 2005
Total Statement Balances	$6,214,000	$4,047,000
Uncollected Accounts* (Included in Above Total Statement Balances)	$3,778,000	$3,681,000

Watch Statement Balances (Included in Above Total Statement Balances)	$5,476,000	$1,859,000
Watch Statement Uncollected Accounts**	$1,804,000	$865,000

*	These amounts are limited to uncollected balances for franchisees with unpaid statement balances as of December 2006 and 2005.
**	These amounts are limited to uncollected balances for franchisees with watch statement balances as of December 2006 and 2005.

Non-statement Balances Separate from short-term statement balances, Brooke Franchise also extends credit to franchisees for long-term producer development, including hiring and training new franchise employees, and for other reasons not related to monthly fluctuations of revenues. These longer term non-statement balances are not reflected in the short-term statement balances referenced above and totaled $9,115,000 and $3,334,000, respectively, as of December 2006 and 2005. During the years ended December 2006 and 2005, non-statement balances increased at a faster rate than commissions primarily as a result of the increasing use of our producer development program by an increasing number of start up and company developed franchises.

Brooke Franchise’s experience indicates that producer failure is usually identified within three months of initiating a producer development program and producer failure significantly increases the likelihood of credit losses. Therefore, Brooke Franchise categorizes as “watch” balances all balances for producers who are in the first three months of development. Watch non-statement balances totaled $10,000 and $527,000 as of December 2006 and 2005, respectively. The decrease in watch non-statement balances is attributable to the financing of more producer development expenses through lenders.

Allowance for Doubtful Accounts The balance of Brooke Franchise’s Allowance for Doubtful Accounts was $1,466,000 and $716,000, respectively, on December 31, 2006 and 2005. The amount of the Allowance for Doubtful Accounts was determined based on analysis of Brooke Franchise’s watch balances, write off experience and Brooke Franchise’s evaluation of the potential for future losses. The increase in the Allowance for Doubtful Accounts is partially attributable to an increase in watch statement balances and partially attributable to an increase in overall franchise balances.

The following table summarizes the Allowance for Doubtful Accounts activity for December 31, 2006, 2005, and 2004 (in thousands). Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

	Balance at beginning of year	Charges to Expenses	Write off statement balances	Write off non-statement balances	Balance at end of year
Allowance for Doubtful Accounts
Year ended December 31, 2004	$0	$1,757	$1,182	$0	$575
Year ended December 31, 2005	575	2,974	1,336	1,497	716
Year ended December 31, 2006	$716	$4,313	$3,026	$537	$1,466

Lending Services Segment

The following discussions regarding loan balances, number of loans, number of obligors, interest rates and seasoning periods exclude related party loans made to Brooke Corporation and sister companies. As of December 31, 2006, loan balances in which Brooke Credit has retained interest and/or servicing rights, totaled approximately $483,278,000 compared to $277,414,000 as of December 31, 2005, a 74% increase. Of the loan balances as of December 31, 2006, $164,153,000 were on-balance sheet and $319,125,000 were off-balance sheet, compared to $44,178,000 on-balance sheet and $233,236,000 off-balance sheet as of December 31, 2005. On-balance sheet loans consist of (1) those loans held in inventory on the balance sheet, (2) those loans sold to participating lenders that do not qualify as true sales pursuant to the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and (3) those loans sold to Brooke Credit’s warehouse entities that are bankruptcy-remote special purpose entities. Off-balance sheet loans consist of (1) those loans sold to participating lenders that qualify as true sales pursuant to the criteria established by SFAS 140, and (2) those loans sold to qualifying special-purpose securitization entities that qualify for a true sale pursuant to the criteria established by SFAS 140.

As of December 31, 2006, loan balances were comprised of 1,156 loans with 750 obligors, resulting in an average balance per loan of approximately $418,000 and an average balance per obligor of approximately $644,000. As of December 31, 2005, loan balances were comprised of 968 loans with 513 obligors, resulting in an average balance per loan of $287,000 and average balance per obligor of $541,000.

A majority of Brooke Credit’s loans are variable rate loans and are based on the New York Prime rate (“Prime”) as published in the Wall Street Journal. However, Brooke Credit has fixed rates on approximately 1% of its portfolio. Typically the interest rate adjusts daily based on Prime; however, approximately 10% of Brooke Credit’s portfolio as of December 31, 2006 adjusts annually based on Prime and an immaterial amount of its loans adjust monthly based on Prime. As of December 31, 2006, Brooke Credit’s variable loan portfolio had a weighted average index rate of approximately 3.79% above Prime, compared to approximately 3.63% above Prime as of December 31, 2005.

As of December 31, 2006 and 2005, the weighted average seasoning period of the loans in Brooke Credit’s portfolio was 14 months. As of December 31, 2006, the weighted average months to maturity or remaining term was 131 months, compared to 136 months as of December 31, 2005.

Brooke Credit mitigates credit risk by retaining industry consultants and franchisors (“Collateral Preservation Providers”) to provide certain collateral preservation services, including assistance in the upfront analysis of a credit application, assistance with due diligence activities, assisting in ongoing surveillance of a borrower’s business and providing certain loss mitigation activities associated with distressed loans. Loss mitigation activities typically include marketing support, operational support, management services and liquidation services. For these collateral preservation services, Brooke Credit shares a portion of the loan fee and interest income received on loan balances over the life of the loans.

In 2005, Brooke Franchise and Brooke Brokerage were the sole Collateral Preservation Providers. However, as loan balances increased during 2006, Brooke Credit correspondingly increased the number of Collateral Preservation Providers that it utilizes to help mitigate credit exposure and maintain credit quality. During the year ended December 31, 2006, Brooke Credit paid $4,263,000 in collateral preservation fees to Collateral Preservation Providers, including Brooke Franchise, Brooke Brokerage’s subsidiary, CJD & Associates, L.L.C., and First Life Brokerage, Inc. (Brooke Capital Advisors, Inc. as of February 2007), all affiliates, compared to $827,000 paid for the year ended December 31, 2005. In some cases, these affiliates may contract with unaffiliated third parties to assist them in providing collateral preservation services.

In recent years, Brooke Credit’s results of operations have been significantly impacted by the growth of its portfolio, the expansion of its loan funding sources, the development of a securitization model and the expansion of its lending programs. The following table shows income and expenses (in thousands, except percentages) for the years ended December 31, 2006, 2005 and 2004, and the percentage change from period to period.

	Year Ended December 31, 2006	2006 % Increase (decrease) over 2005	Year Ended December 31, 2005	2005 % Increase (decrease) over 2004	Year Ended December 31, 2004
Operating revenues
Interest income	$42,728	85%	$23,106	85%	$12,506
Participating interest expense	(23,581)	90	(12,432)	84	(6,767)
Gain on sale of notes receivable	7,409	(1)	7,459	205	2,448
Other income	224	(29)	316	394	64

Total operating revenues	26,780	45	18,449	124	8,251

Operating expenses
Other operating interest expense	3,125	63	1,920	168	717
Payroll expense	1,596	8	1,483	3	1,441
Amortization	876	(22)	1,120	15	973
Other operating expenses	5,999	114	2,802	150	1,121

Total operating expenses	11,596	58	7,325	72	4,252

Income from operations	15,184	36	11,124	178	3,999
Interest expense	3,919	204	1,288	99	648

Income before income taxes	11,265	15	9,836	194	3,351

Total assets (at period end)	$254,228	163%	$96,629	23%	$78,821

Interest Income Brooke Credit typically sells most of the loans it originates to funding institutions as loan participations and to accredited investors as asset-backed securities. Prior to either type of sale transaction, Brooke Credit typically holds these loans on its balance sheet and earns interest income during that time. After the loans are sold, Brooke Credit continues to earn interest income from the retained interests in these off-balance sheet loans. Interest income increased primarily as a result of growth in Brooke Credit’s on and off-balance sheet loan balances in 2006 and 2005.

Participating Interest Expense A portion of the interest income that Brooke Credit receives on its loans is paid out to the holders of the participation interests and asset-backed securities. Payments to these holders are accounted for as participating interest expense, which is netted against interest income in the consolidated statements of operations. Participating interest expense increased primarily as a result of the increase in participation interests and asset-backed securities that were sold. Participation interest expense represented approximately 55%, 54% and 54%, respectively, of Brooke Credit’s interest income for the year ended December 31, 2006, 2005 and 2004.

Gain on Sales of Notes Receivable When the sale of a loan is classified as a true sale pursuant to the criteria established by SFAS 140, gains or losses are recognized, loans are removed from the balance sheet and residual assets are recorded. Brooke Credit estimates the value of the residual assets by estimating the present value of the expected future cash flows from the interest and servicing spread, reduced by its estimate of credit losses and note receivable prepayments. The interest and servicing spread is the difference between the rate Brooke Credit pays to participating lenders and investors and the rate received from its borrowers. Over time, as Brooke Credit receives cash from the payment of interest and servicing income, it reduces the value of the residual asset by writing down the interest asset and amortizing the servicing assets. Revenues from gain on sales of notes receivables decreased slightly in 2006, as compared to 2005. The decrease occurred primarily because Brooke Credit securitized more notes receivable in 2005 than in 2006. Revenues from gain on sales of notes receivables increased in 2005, as compared to 2004 because Brooke Credit securitized more notes receivable in 2005.

When the sale of a loan is not classified as a true sale pursuant to the criteria established by SFAS 140, the sale is classified as a secured borrowing, no gain on sale is recognized, and the note receivable and the corresponding payable under participation agreement remain on the balance sheet.

One component of the gain on sales of notes receivable is the gain associated with Brooke Credit’s ongoing servicing responsibilities. When the sale of a loan participation is accounted for as a true sale, Brooke Credit retains servicing responsibilities for which it typically receives annual servicing fees ranging from 0.25% to 1.375% of the outstanding balance. A gain or loss is recognized immediately upon the sale of a loan participation based on whether the annual servicing fees are greater or less than the cost of servicing, which is estimated at 0.25% of the outstanding loan balance. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of servicing expenses and prepayment assumptions. For the years ended December 31, 2006, 2005 and 2004, the net gains (losses) from loan servicing totaled $2,609,000, $753,000 and $1,971,000, respectively, which consisted of gains from servicing benefits of $2,609,000, $788,000 and $1,998,000, respectively, and losses from servicing liabilities of $0, $35,000 and $27,000, respectively. The increase in net gains from loan servicing benefits in 2006 is primarily the result of increased loan originations and loan participation sales. The decrease in net gains from loan servicing benefits and servicing losses in 2005 is primarily the result of increased securitization activity and relatively fewer loan participation sales.

In a true sale, Brooke Credit also records a gain on sale for the interest benefit based on a present value calculation of future expected cash flows of the interest spread on the underlying loans sold, net of prepayment and credit loss assumptions. At December 31, 2006, this spread was approximately 2.24% for true sale participation loans sold and approximately 3.56% for asset-backed securities sold. At December 31, 2005, this spread was approximately 1.65% for true sale participation loans sold and approximately 3.52% for asset-backed securities sold. These spread percentages discussed exclude the spread associated with related party loans sold; however, the following discussion of interest benefit gains and losses include related party loans sold, as those amounts are consolidated in Brooke Credit’s results of operations. During 2006, 2005 and 2004, the net gains from interest benefits totaled $4,800,000, $6,706,000 and $477,000, respectively, which included gross gains from interest benefits of $7,339,000, $8,476,000, and $2,255,000, respectively, and losses from write downs of retained interest asset to fair market value of $2,539,000, $1,770,000 and $1,778,000, respectively. The decrease in net gains from interest benefits in 2006 is primarily the result of securitizing fewer loans in 2006 and the increase in 2005 is primarily the result of increased loan originations, increased level of securitized loans and increased loan participation sales as compared to 2004.

Gains (losses) from servicing and interest benefits are typically non-cash gains (losses), as Brooke Credit receives cash equal to the carrying value of the loans sold. A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities. Gain-on-sale accounting requires Brooke Credit to make assumptions regarding prepayment speeds and credit losses for participated loans and asset-backed securities. The performances of these loans are monitored, and adjustments to these assumptions will be made if necessary. Underlying assumptions used in the initial determination of future cash flows on the participation loans and asset-backed securities accounted for as sales include the following:

	Business Loans (Adjustable-Rate Stratum)	Business Loans (Fixed-Rate Stratum)
Prepayment speed*	10.00%	8.00%
Weighted average life (months)	137	38
Expected credit losses*	0.50%	0.21%
Discount Rate*	11.00%	11.00%

*	Annual rates

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

The most significant impact from the sale of loan participations and asset-backed securities has been the removal of loans from Brooke Credit’s balance sheet that it continues to service. As of December 31, 2006 and December 31, 2005, the balances of those off-balance sheet assets totaled $319,125,000, or 66% of its portfolio, and $233,236,000, or 84% of its portfolio, respectively. These amounts exclude sales of related party loans of $5,858,000 as of December 31, 2006 and $5,166,000 as of December 31, 2005. The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio and the continued sale of loan participations and asset-backed securities.

Loan Servicing Assets and Liabilities When Brooke Credit recognizes non-cash gains for the servicing benefits of loan participation sales, it books that amount as a loan servicing asset on its balance sheet. This amount is equal to Brooke Credit’s estimate of the present value of future cash flows resulting from the servicing spread. Brooke Credit recognizes such assets only when the income allocated to its servicing responsibilities exceeds its cost of servicing, which Brooke Credit typically estimates at 0.25% of the loan value being serviced. Components of the servicing asset as of December 31, 2006 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$8,949
Less:
Servicing Expense	(1,558)
Discount to present value	(2,879)

Carrying Value of Retained Servicing Interest in Loan Participations	$4,512

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows was recorded as a servicing liability. Components of the servicing liability as of December 31, 2006 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$0
Less:
Servicing expense	41
Discount to present value	(17)

Carrying Value of Retained Servicing Liability in Loan Participations	$24

Loan Participations-Interest-Only Strip Receivable Asset To the extent that the difference between the rate paid by Brooke Credit to participating lenders and the rate received from its borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, Brooke Credit recognizes a non-cash asset, called an “Interest-only strip receivable asset,” on its balance sheet. This amount is equal to Brooke Credit’s estimate of the present value of expected future cash flows resulting from this interest spread, net of credit loss (to the extent loans are sold to participating lenders with recourse to the Company) and prepayment assumptions. Components of the interest receivable asset as of December 31, 2006 were as follows (in thousands):

Estimated cash flows from interest income	$6,223
Less:
Estimated credit losses*	(41)
Discount to present value	(1,685)

Carrying Value of Retained Interest in Loan Participations	$4,497

*	Estimated credit losses from liability on sold recourse loans with balances totaling $2,247,000 as of December 31, 2006. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Securitization-Interest-Only Strip Receivable Asset The terms of Brooke Credit’s securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. Brooke Credit retains ownership of the resulting subordinate loan tranche in the loan pool and has historically borrowed money from commercial banks to fund this investment. Additionally, Brooke Credit recognizes a non-cash gain from subordinate interest spread in the securitization cash flow, which is not sold to outside investors and is retained by Brooke Credit. Brooke Credit, therefore, retains a credit exposure in each loan pool. Brooke Credit’s subordinate loan tranche and subordinate retained interest spread is included within “Securities” on our balance sheet. As of December 31, 2006, $50,320,000 of the securities resulted from retained interests in securitizations. The fair value of these securities is comprised of the subordinate loan tranche in the securitized loan pools totaling $37,003,000, the interest-only strip receivable asset, evidencing retained interest spread, totaling $12,094,000 and the cash held in the securitization entities of $1,223,000.

Components of the interest receivable portion of securities as of December 31, 2006 were as follows (in thousands):

Estimated cash flows from interest income	$22,509
Less:
Estimated credit losses	(3,237)
Discount to present value	(7,178)

Carrying Value of Interest Receivable Portion of Securities	$12,094

Other Income The decrease in other income is primarily attributable an impairment loss of $329,000 for the year ended December 31, 2006. During 2006, the securitized pools of loans experienced increases in the prepayment rate, and, as a result, management determined that an “other than temporary” impairment occurred.

Other Operating Interest Expense The increase in other operating interest expense in 2006 and 2005 is primarily attributable to Brooke Credit retaining more loans on its balance sheet, resulting in the increased utilization of the lines of credit. Brooke Credit typically uses these lines of credit to fund its loans until the loans are sold in a securitization.

Other Operating Expenses The increase in other operating expenses in 2006 and 2005 is partially attributable to an increase in fees paid to consultants for assistance in monitoring borrower performance, consulting with borrowers and otherwise assisting Brooke Credit in the preservation of collateral and improvement of borrower financial performance. Collateral preservation fees increased $3,436,000, or 415%, to $4,263,000 for the year ended December 31, 2006 from $827,000 for the year ended December 31, 2005. Additionally, other operating expenses increased as a result of increased expenses associated with securitization activities during 2006 and 2005, which include legal fees, advisor fees, accounting fees, program fees, origination fees and other fees related to securitizations and the corresponding lines of credit. Total securitization related expenses increased $740,000, or 55%, to $2,089,000 for the year ended December 31, 2006 from $1,349,000 for the year ended December 31, 2005.

Interest Expense Interest expense increased in 2006 primarily as a result of increased bank debt and a private placement debt offering in 2006, which was incurred to fund the over-collateralization of our warehouse facilities and securitizations, to retire bank debt with less favorable repayment terms and to fund the loan portfolio growth.

Income Before Income Taxes Brooke Credit’s income before income taxes increased for the year ended December 31, 2006 compared to 2005 primarily because of increased interest income resulting from an increase in the Company’s loan origination volume and an increase in notes receivable balances held on the Company’s balance sheet at a lower cost of funds.

Loan Quality For the year ended December 31, 2006 and 2005, $525,000 and $13,000, respectively, in credit losses occurred on loans in our portfolio. Of these credit losses, for the year ended December 31, 2006, $168,000 were associated with on-balance sheet loans, $357,000 associated with off-balance sheet loans which have been securitized and $0 associated with off-balance sheet loans which have been sold to participating lenders. As the loan tranche that Brooke Credit holds in the securitized loans is subordinate to the asset-backed security investors, it did realize a write-down of its securities balance as a result of the credit losses in the securitized loans. Of the credit losses realized by Brooke Credit as of December 31, 2006, 74% were associated with retail agency loans to franchisees of Brooke Franchise and approximately 26% were associated with retail agency loans that are not franchisees of Brooke Franchise.

At December 31, 2006 and December 31, 2005, $2,291,000 and $627,000, respectively, loan balances were delinquent 60 days or more. Of these delinquent loans as of December 31, 2006, $1,931,000 were on-balance sheet loans and $360,000 were off-balance sheet loans which have been sold to participating lenders. Of these delinquent loans as of December 31, 2006, 89% were associated with retail agency loans to franchisees of Brooke Franchise and 11% were associated with retail agency loans that are not franchisees of Brooke Franchise.

Brooke Credit believes one important factor which has resulted in favorable credit performance for the Company, its participating lenders and investors, results from the cash management feature imposed by Brooke Credit on its retail agency borrowers, which represents approximately 69% of on and off-balance sheet loans at December 31, 2006, excluding related party loans. Under this cash management feature, debt servicing associated with these loans are typically submitted directly to Brooke Credit from insurance companies or deducted from commissions received by Brooke Franchise prior to payment of commissions to the borrower and most other creditors. Brooke Credit believes that credit problems associated with retail agency loans are more likely to be identified when it monitors borrower revenues on a monthly or quarterly basis rather than by monitoring Brooke Credits loan delinquencies.

Brooke Credit believes another important factor which has resulted in favorable credit performance for Brooke Credit, its participating lender and investors, is utilization of Collateral Preservation Providers to perform collateral preservation services. These services assist the lender in monitoring borrower performance, advising borrowers and otherwise assisting Brooke Credit in the preservation of collateral and improvement of borrower financial performance.

Although credit performance has been favorable for Brooke Credit, its participating lenders and investors, the level of credit losses and the level of payment delinquencies increased during 2006. Brooke Credit believes that this increase is primarily attributable to increased strain placed on its borrowers resulting from conditions in which Brooke Credit had little or no control, such as increasing interest rates and a softening premium insurance market. Many of its borrowers are primarily engaged in insurance agency and brokerage activities and derive revenues from commissions paid by insurance companies, which commissions are based in large part on the amount of premiums paid by their customers to such insurance companies. Premium rates are determined by insurers based on a fluctuating market. Historically, property and casualty insurance premiums have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, which generally have an adverse effect upon the amount of commissions earned by Brooke Credit’s insurance agency borrowers, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. The current insurance market generally may be characterized as “soft,” with a flattening or decreasing of premiums in most lines of insurance. Brooke Credit expects increased levels of payment delinquencies and credit loss for Brooke Credit, its participating lenders and investors as the full impact of these market conditions are felt by its borrowers.

Although we believe that credit loss exposure to Brooke Credit is limited on securitized loans and loan participations sold with recourse, the 0.50% credit loss assumption used to calculate retained interest reduced Brooke Credit’s expected retained interest associated with these loans by approximately $3,278,000 as of December 31, 2006 to allow for credit losses, which also reduced the amount of gain on sale revenue recognized at the time of each loan sale and resulted in a reduction of the carrying value of the corresponding asset on Brooke Credit’s balance sheet. Other than these reductions in asset totals, Brooke Credit has not established a separate credit loss reserve.

Perhaps a greater risk to Brooke Credit is the indirect exposure to credit losses that may be incurred by participating lenders, loan pool investors and warehouse loan providers. In those cases in which Brooke Credit does not bear direct exposure to credit loss, if losses by participating lenders, loan pool investors and warehouse loan providers reach unacceptable levels, then Brooke Credit may not be able to sell or fund loans in the future. Brooke Credit’s business model requires access to funding sources to originate new loans, so the inability to sell loans would have a significant adverse effect on Brooke Credit.

Brokerage Segment

Financial information relating to Brooke Brokerage and our Brokerage Segment is as follows (in thousands, except percentages):

	Year Ended December 31, 2006	2006 % Increase (decrease) over 2005	Year Ended December 31, 2005	2005 % Increase (decrease) over 2004	Year ended December 31, 2004
Operating Revenues
Insurance commissions	$2,842	(55)%	$6,382	2%	$6,285
Policy fee income	535	(66)	1,581	(21)	2,003
Insurance premiums earned	—	(100)	944	135	401
Interest income	17	(93)	245	371	52
Consulting fees	5,980	259	1,666	—	—
Other income	1,386	269	376	7	353

Total operating revenues	10,760	(4)	11,194	23	9,094

Operating Expenses
Commission expense	1,120	(59)	2,724	(5)	2,875
Payroll expense	2,181	(40)	3,647	10	3,314
Depreciation and amortization	265	(55)	584	130	254
Insurance loss and loss expense incurred	—	—	(60)	(253)	(17)
Other operating expenses	3,776	73	2,179	6	2,047

Total operating expenses	7,342	(19)	9,074	7	8,473

Income from operations	3,418	61	2,120	241	621

Interest expense	150	(55)	332	1	330

Income before income taxes	$3,268	83	1,788	514	$291

Total assets (at period end)	$12,709	52	8,384	(40)	$13,869

Insurance Brokerage Insurance commission revenues, policy fee revenues, commission expense and payroll expense decreased in 2006 primarily as the result of the sale of the Texas All Risk General Agency, Inc. in November 2005. Brooke Brokerage, through its wholly owned subsidiary, CJD & Associates, L.L.C., continues to conduct insurance brokerage activities at its Overland Park, Kansas and Omaha, Nebraska underwriting offices under the Davidson-Babcock trade name. Insurance commissions for Davidson-Babcock were $2,854,000 for the year ended December 31, 2005.

Profit sharing commissions, or Brooke Brokerage’s share of insurance company profits paid by insurance companies on policies written by non-exclusive insurance agents, decreased $555,000, or 56% to $409,000, in 2006 and increased $261,000, or 86% to $964,000, in 2005. Profit sharing commissions decreased in 2006 primarily as the result of the sale of the Texas All Risk General Agency, Inc. Profit sharing commissions increased in 2005 primarily because overall insurance company profits increased on policies written by Brooke Brokerage’s non-exclusive agents. Profit sharing commissions represented approximately 14% and 15%, respectively, of Brooke Brokerage’s insurance commissions for the years ended December 31, 2006 and 2005.

Commission expense represented approximately 39% and 43%, respectively, of Brooke Brokerage’s insurance commission revenue for the years ended December 31, 2006 and 2005. Policy fee income represented approximately 19% and 25%, respectively, of Brooke Brokerage’s insurance commissions for the years ended December 31, 2006 and 2005.

Net commission refund expense is our estimate of the amount of Brooke Brokerage’s share of wholesale commission refunds due to policyholders resulting from future policy cancellations. On December 31, 2006 and 2005, Brooke Brokerage recorded corresponding total commission refund liabilities of $110,000 and $86,000, respectively.

For the year ended December 31, 2006, Brooke Brokerage did not receive revenues from insurance premiums and did not incur expenses from insurance losses because it sold its captive insurance subsidiaries, The DB Group, Ltd. and DB Indemnity, Ltd., to a sister company, Brooke Investments, Inc., in December 2005. Brooke Brokerage continues to manage the captives on behalf of Brooke Investments, for which it receives commissions and policy fees.

Loan Brokerage Beginning in November 2005, Brooke Brokerage, through its wholly owned subsidiary, CJD & Associates, L.L.C., began using its industry contacts and expertise in insurance brokerage to broker loans for, and consult with, general insurance agencies specializing in hard-to-place insurance sales. A growing emphasis on loan brokerage in 2006 resulted in an increase in consulting fees. Correspondingly, expenses for the referral of loan brokering prospects also increased in 2006.

Brooke Brokerage does not expect to record any consulting fees related to loan brokerage in future years because, as part of an agreement closed in December 2006 to acquire stock in First American Capital Corporation, Brooke Brokerage agreed not to engage in any new managing general agent loan brokerage business and to provide support and assistance to First American Capital Corporation’s brokerage subsidiary to enable it to conduct that business.

Income Before Income Taxes Brooke Brokerage’s income before income taxes increased during in 2006 primarily as the result of its loan brokering activity and the associated increase in revenues from consulting fees.

Corporate

Financial information not allocated to a reportable segment and relating primarily to Brooke Corporation’s corporate functions, Brooke Investments, Inc., The DB Group, Ltd., DB Indemnity, Ltd. and First American Capital Corporation is as follows (in thousands, except percentages).

	Year Ended December 31, 2006	2006 % Increase (decrease) over 2005	Year Ended December 31, 2005	2005 % Increase (decrease) over 2004	Year Ended December 31, 2004
Operating Revenues
Insurance premiums earned	$969	—	$—	—	$—
Consulting fees	1,197	—	—
Interest income	642	844	68	—	—
Other income	1,432	7,437	19	(89)	179

Total operating revenues	4,240	4,774	87	(51)	179

Operating Expenses
Commissions expense	24	—	—
Payroll expense	3,378	(13)	3,865	(7)	4,134
Depreciation and amortization	1,192	64	729	(14)	848
Insurance loss and loss expense	708	—	—	—	—
Other operating expenses	(1,292)	26	(1,754)	16	(2,085)

Total operating expenses	4,010	41	2,840	(1)	2,897

Income from operations	230	—	(2,753)	(1)	(2,718)

Interest expense	1,365	(12)	1,554	50	1,034
Minority interest in subsidiary	575	—	—

Income before income taxes	$(1,710)	60%	$(4,307)	(15)	$(3,752)

Total assets (at period end)	$119,372	120%	$54,169	390	$11,048

Shared Services Fees An internal allocation of legal, accounting, human resources, information technology and facilities management expenses is made to each of the three reportable segments based on our estimate of usage. These shared services fees totaled $8,400,000, $7,020,000 and $6,060,000, respectively, in 2006, 2005 and 2004, and are recorded as a reduction of other operating expenses.

Brooke Investments, Inc. Brooke Investments acquires real estate for lease to franchisees, for corporate use and other purposes. Brooke Investments also helps preserve lender’s collateral interests by entering into real estate leases for office premises that are subleased or licensed to franchisees. Brooke Investments recorded total revenues of $125,000 and $22,000, respectively in 2006 and 2005. Brooke Investments recorded total operating expenses of $105,000 and $68,000, respectively, and total interest expenses of $233,000 and $45,000, respectively, in 2006 and 2005. As a result, Brooke Investments’ loss before income taxes was $213,000 and $91,000, respectively in 2006 and 2005.

The DB Group, Ltd. The DB Group insures a portion of the professional insurance agents’ liability exposure of Brooke Franchise, its affiliated companies and its franchisees and had a policy in force on December 31, 2006 that provided $5,000,000 of excess professional liability coverage. In 2006, DB Group recorded total revenues of $327,000 and total operating expenses of $112,000, resulting in income before income taxes of $215,000. Prior to January 1, 2006, DB Group results were recorded and discussed in the brokerage segment. DB Group has not established reserves for claims.

DB Indemnity, Ltd. DB Indemnity issues financial guarantee policies to Brooke Credit and its participating lenders and had policies in force on December 31, 2006 covering principal loan balances totaling $130,857,000. In 2006, DB Indemnity recorded total revenues of $934,000 and total operating expenses of $672,000, resulting in income before income taxes of $262,000. Prior to January 1, 2006, DB Indemnity results were presented and discussed in the brokerage segment. For the year ended December 31, 2006, DB Indemnity incurred $260,000 in claims or loss expense. No claims or loss expense was incurred prior to 2006. DB Indemnity’s reserve for claims was $350,000 and $0, respectively, on December 31, 2006 and 2005. Reserves for claims on issued financial guarantee policies were recently established to reflect changes in general portfolio management and individual borrower circumstances. DB Indemnity originally insured Brooke Credit loans that were eligible for securitization and, therefore, the insurance coverage periods were relatively short because policies were cancelled when the loans were securitized. Brooke Credit has established lending facilities to inventory those loans eligible for securitization which eliminated the requirement for financial guaranty policies on this type of loan. DB Indemnity now issues financial guaranty policies primarily on loans that are not eligible for securitization and, therefore, coverage is required for the life of the loan, which lengthens the coverage period. Claims are expected to increase as the coverage period increases. Future claims are also expected to increase because some borrowers experienced a reduction of commission revenues resulting from reduction of premium rates by insurance companies while expenses increased as the result of higher interest rates. Over a long-term period, DB Indemnity expects the amount of claims expense incurred to be approximately the same as the amount of premium revenue recorded.

First American Capital Corporation First American sells proprietary life insurance and annuity products through First Life America Corporation, a Kansas life insurance company and wholly owned subsidiary. First American also brokers life, health, disability and annuity products underwritten by other insurance companies through Brooke Capital Advisors, Inc. (formerly First Life Brokerage, Inc.), a wholly owned subsidiary. We acquired a 47% ownership interest in First American on December 8th, 2006 and, pursuant to a brokerage agreement between a Brooke Brokerage subsidiary and Brooke Capital Advisors, First American began brokering loans for general insurance agencies specializing in hard-to-place insurance sales. Subsequent to the acquisition of stock in First American on December 8th, 2006, we recorded our share of First American’s revenues in the amount of $1,384,000, expenses in the amount of $866,000 and income before income taxes of $518,000. After losses in 2005 and 2004, First American was profitable in 2006 because of its loan brokering activities. In January 2007, we increased our ownership interest in First American to approximately 55% on a fully diluted basis.

Liquidity and Capital Resources

Our cash and cash equivalents were $21,203,000, $12,321,000 and $19,761,000 as of December 31, 2006, 2005 and 2004, respectively. Our current ratios (current assets to current liabilities) were 1.45, 2.08 and 1.49, respectively, at December 31, 2006, 2005 and 2004, respectively. Current assets exceeded current liabilities by substantially more in 2006 than in 2005; however, the corresponding current ratio decreased because the amounts of total current assets and total current liabilities increased.

Our cash and cash equivalents increased a total of $8,882,000 from December 31, 2005 to December 31, 2006. During 2006, net cash of $6,715,000 was used in operating activities, which resulted primarily from a $119,975,000 increase in notes receivables retained by our finance subsidiary prior to loan sale or securitization. Net cash of $25,002,000 was used in investing activities, which resulted primarily from a $13,312,000 purchase in July 2006 of subordinate investment interests in securitized loans pools. Net cash of $40,599,000 was provided by financing activities, which resulted primarily from an issuance of long term-debt which generated net proceeds of $42,304,000 and an issuance of preferred stock which generated net proceeds of $13,871,000.

Our cash and cash equivalents decreased a total of $7,440,000 from December 31, 2004 to December 31, 2005. During 2005, net cash of $3,720,000 was used in operating activities. A cash inflow of $14,318,000 resulted from deferred payments to sellers for business inventory while cash of $4,036,000 was used to fund an increase in inventory. Net cash of $11,619,000 was also used to fund a decrease in other liabilities, which resulted primarily from a decrease in line of credit loan balances from loan securitization activity. Net cash of $19,885,000 was used in investing activities primarily as the result of a cash outflow in the amount of

$21,778,000 for the purpose of acquiring subordinate investment interests in securitized loan pools. Net cash of $16,165,000 was provided by financing activities primary as the result of a cash inflow of $31,172,000 from issuance of 2,875,000 shares of the Company’s stock in a follow-on stock offering to the public. Offering proceeds of $12,186,000 were used to pay long-term debt and offering proceeds of $4,315,000 were used to repay bonds.

Brooke Corporation As a holding company, Brooke Corporation’s primary sources of revenues are derived from its operating subsidiaries from shared services fees, income tax sharing arrangements and dividends. We believe that these sources of revenues are sufficient to fund Brooke Corporation’s normal operations and pay its corporate expenses, income taxes and dividends.

In addition to funding normal operations, in 2006 Brooke Corporation funded an additional capital contribution of $17,500,000 to Brooke Credit and the purchase of stock in First American for $2,600,000. Brooke Corporation also funded an additional equity contribution of $10,000,000 to Brooke Brokerage in January, 2007. These contributions were funded by Brooke Corporation with reductions in cash reserves, long-term debt and preferred stock sale proceeds. Brooke Corporation may be required to make additional equity contributions in 2007 to DB Indemnity, Ltd. to fund the increases in capital that may be required to write additional financial guaranty policies.

Because Brooke Corporation is dependent on revenues from its subsidiaries, it intends to limit the amount of debt incurred to fund capital contributions to subsidiaries and stock purchases, thereby limiting the amount of revenues required from subsidiaries to service Brooke Corporation’s debt. As such, Brooke Corporation may raise additional equity capital in 2007.

Brooke Franchise Our franchise subsidiary acquired a short-term loan in 2006 in the amount of $8,500,000 to fund balances owed to Brooke Franchise by its franchisees. Brooke Franchise expects to issue long-term debt in 2007 to replace this short-term loan. To satisfy its normal capital needs, Brooke Franchise is dependent on the recruitment of additional franchisees and on the availability of loans for these new franchisees from Brooke Credit. Cash of $7,836,000 and $9,446,000, respectively, was generated from franchise operating activities in 2006 and 2005. Brooke Franchise does not anticipate any requirement in 2007 for additional equity capital contributions from Brooke Corporation or other investors although it may issue long-term debt for expansion or other purposes.

Brooke Credit Our finance subsidiary’s lending activities have been funded primarily through loan participation sales, asset-backed securitizations and bank lines of credit. Brooke Credit’s operating activities used cash of $17,008,000 in 2006 and $2,966,000 in 2005. The changes in operating cash resulted primarily from changes in Brooke Credit’s loan inventory. Brooke Credit expects its loan portfolio to continue to increase in 2007. The capital and loan funding needs of Brooke Credit are largely met through the sources discussed below.

Brooke Credit-Equity To fund anticipated loan growth, additional common equity, or alternative types of equity, may be required to improve capital-to-asset ratios, fund collateral margin requirements of bank lines of credit, fund increases in loan inventory or fund purchases of securities associated with loan securitizations. Brooke Corporation contributed $17,500,000 in additional equity capital to Brooke Credit in 2006 and funded this capital contribution with the issuance of $7,500,000 in long-term debt. To the extent that additional equity capital is required in the future, Brooke Credit does not intend to rely on additional equity capital investments from Brooke Corporation and, in certain circumstances, may solicit capital investments from other investors. Consistent with these plans, in February 2007, we entered into a definitive agreement by which Brooke Credit is expected to merge with Oakmont Acquisition Corp. If the merger closes as expected, it will significantly increase Brooke Credit’s equity capital. The planned merger will result in Brooke Credit becoming a public company with Brooke Corporation as its largest shareholder, which we believe will improve Brooke Credit’s prospects to raise additional equity capital in the future. The merger is subject to numerous closing conditions and, therefore, there is no assurance that the merger will close.

Brooke Credit-Loan Participations Brooke Credit continues to rely on loan participation sales as a source of funding those loan types that are not yet qualified for Brooke Credit’s bank lines of credit or the securitization model and also those loans that are prohibited from being sold to Brooke Credit’s warehouse entities due to excess concentration restrictions. As Brooke Credit’s loan portfolio continues to grow, the sale of loan participation interests remains an essential source of funding. Loan participation balances, including on and off-balance sheet loan participations and excluding related party loan participations, was $183,450,000, $106,171,000 and $87,866,000, respectively, at December 31, 2006, 2005 and 2004. Brooke Credit expect to sell similar amounts of loan participations to its lender network in 2007.

Brooke Credit-Asset Securitizations In recent years, Brooke Credit has relied on securitizations to fund an increasing share of its loan portfolio. Asset-backed securities totaling $52,346,000, $83,500,000 and $20,000,000 were issued in 2006, 2005 and 2004, respectively. Based on Brooke Credit’s experience in recent years, Brooke Credit believes that it can continue to sell asset-backed securities in the future. However, if the market for these securities is such that it cannot, then Brooke Credit believes that the funding shortfall can be partially offset with the sale of more loan participations through its lender network and with increased borrowing from its bank lines of credit.

Brooke Credit-Bank Debt As part of Brooke Credit’s securitization activities, it regularly invests in subordinate securities. Brooke Credit funds these purchases primarily with bank debt. Subordinate securities totaling $13,312,000, $21,778,000 and $4,882,000, respectively, were acquired in 2006, 2005 and 2004 and corresponding bank debts of $9,700,000, $16,198,000 and $3,750,000, respectively, were incurred in 2006, 2005 and 2004. Brooke Credit expects to incur additional bank debt in 2007 to fund its warehouse margins and to acquire subordinate securities. The amount of bank debt Brooke Credit incurs in 2007 will be dependent in part on the level of securitizations and warehouse activity undertaken in 2007.

Brooke Credit-Private Placement Debt During 2006, Brooke Credit closed a private placement debt offering to institutional investors, consisting of $45,000,000 in notes, in which a portion of the proceeds were used to retire bank debt originally secured by Brooke Credit to invest in subordinate securities associated with securitization activities. The private placement debt resulted in repayment terms more favorable than the terms involved in the bank debt retired. Brooke Credit plans to continue to utilize bank debt, or debt similar to the private placement debt secured in 2006, as an alternative for funding its loan portfolio.

Brooke Credit-Bank Lines of Credit Brooke Credit intends to fund an increasing amount of loans through its warehouse lines of credits, which are typically used to fund loans until securitized. Brooke Credit has secured bank lines of credit with combined limits of approximately $100,000,000 for the purpose of funding these loans until securitized. Brooke intends to increase existing bank lines of credit, or acquire additional bank lines of credit, as circumstances require. Brooke Credit is considering alternative warehouse line of credit structures, which may result in the removal of warehoused loans from Brooke Credit’s balance sheet and reduce corresponding assets and liabilities.

Brooke Brokerage Brooke Brokerage provided $3,798,000 in cash from operating activities in 2006 and used $5,254,000 in cash from operating activities in 2005. Brooke Corporation contributed $10,000,000 to Brooke Brokerage’s equity in January 2007 to fund the purchase of Brooke Savings Bank (formerly Generations Bank). Brooke Corporation has committed to the Office of Thrift Supervision that it will ensure that Brooke Savings Bank meets certain minimum capital standards and additional capital contributions from Brooke Corporation may be required in 2007 for this purpose.

First American Capital Corporation Subject to regulatory and other approvals, First American has signed an agreement to acquire Brooke Savings Bank from Brooke Brokerage. As a public company, we believe that First American is better suited to providing Brooke Savings Bank with the equity capital required for growth than is Brooke Brokerage, our wholly owned subsidiary. First American plans to seek a listing of its common stock on either the American Stock Exchange or the Nasdaq Capital Market, once those shares are eligible for listing. First

American believes that a stock exchange listing will improve its prospects for selling additional equity when required to support expansion of its life insurance activities, expansion of its bank activities (if approved) or the acquisition of companies that complement its life insurance, banking and brokerage activities.

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

Capital Commitments

The following summarizes our contractual obligations as of December 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term borrowings	$107,602	$107,602	$—	$—	$—
Long-term debt	69,676	14,321	8,136	1,762	45,457
Interest payments*	54,599	14,613	15,865	14,113	10,008
Operating leases (facilities)	17,084	6,715	8,500	1,837	32
Capital leases (facilities)	515	80	180	200	55
Other contractual commitments**	578	578	—	—	—

Total	$250,054	$143,909	$32,681	$17,912	$55,552

*	Includes interest on short-term and long-term borrowings. For additional information on the debt associated with these interest payments see footnotes 4 and 5 to our consolidated financial statements.
**	Projected future purchase price payments due to sellers of CJD & Associates, L.L.C. that are contingent on future revenues. For additional information, see footnote 16 to our consolidated financial statements.

Our principal capital commitments consist of bank lines of credit, term loans, deferred payments to business sellers and obligations under leases for our facilities. We have entered into enforceable, legally binding agreements that specify all significant terms with respect to the contractual commitment amounts in the table above.

Critical Accounting Policies

Our established accounting policies are summarized in footnotes 1 and 2 to our consolidated financial statements for the years ended December 31, 2006, 2005 and 2004. As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with generally accepted accounting principles.

We believe that the following accounting policies are critical. These accounting policies are more fully explained in the referenced footnote 1 to our consolidated financial statements for the years ended December 31, 2006, 2005 and 2004.

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. The following discussions summarize how we identify critical accounting estimates, the historical accuracy of these estimates, sensitivity to changes in key assumptions, and the likelihood of changes in the future. The following discussions also indicate the uncertainties in applying these critical accounting estimates and the related variability that is likely to result in 2007.

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

An estimate of franchisees’ shares of undistributed commissions is made based on historical rates of commission payout, management’s experience and the trends in actual and forecasted commission payout rates. Although commission payout rates will vary, we do not expect significant variances from year to year. We regularly analyze and, if necessary, immediately change the estimated commission payout rates based on the actual average commission payout rates. The commission payout rate used in 2006 to estimate franchisees’ share of undistributed commissions was 80% and the actual average commission payout rate to franchisees (net of profit sharing commissions) was 84% for the year ended December 31, 2006. We believe that these estimates will not change substantially during 2007.

Allowance for Doubtful Accounts Our allowance for doubtful accounts is comprised primarily of allowance for estimated losses related to amounts owed to us by franchisees for short-term credit advances, which are recorded as monthly statement balances, and longer-term credit advances, which are recorded as non-statement balances. Losses from advances to franchisees are estimated by analyzing all advances recorded to franchise statements that had not been repaid within the previous four months; all advances recorded as non-statement balances for producers who are in the first three months of development, total franchise statement balances; total non-statement balances; historical loss rates; loss rate trends; potential for recoveries; and management’s experience. Loss rates will vary and significant growth in our franchise network could accelerate those variances. The effect of any such variances can be significant. The estimated allowance for doubtful accounts as of December 31, 2006 was $1,466,000. The estimated allowance was approximately 41% of the actual amount of losses from advances made to franchisees for the year ended December 31, 2006, approximately 10% of the actual total combined franchise statement and non-statement balances as of December 31, 2006, and approximately 27% of the actual combined advances recorded to franchise statements that had not been repaid during the year period ended December 31, 2006 and recorded as non-statement balances for producers in the first three months of development. We believe that this estimate will increase during 2007 primarily as a result of our growing franchise operations and increased emphasis on producer development for start up franchises.

Reserves for Insurance Claims Reserves for Insurance Claims are comprised of amounts set aside for claims on DB Indemnity, Ltd. insurance policies. DB Indemnity is a captive insurance company that issues financial guaranty policies covering loans originated by Brooke Credit Corporation. Reserves for claims on DB Indemnity insurance policies are estimated by analyzing historical claim payments, the amount delinquent loans, the amount of loans in which default has been declared, the amount of loans in which an obligor’s business revenues have experienced a significant decline resulting in inadequate repayment ability and/or collateral support, the amount of loans in which material change in an obligor’s or guarantor's financial condition has occurred or is expected to occur, the amount of start up franchise loans that have matured and the borrower has not achieved the required minimum monthly commission benchmark, and management’s experience. Claim payments will vary and significant growth in the issuance of financial guaranty insurance policies or changes in policy underwriting could accelerate those variances. The effect of any such variances can be significant. The estimated reserve for insurance claims as of December 31, 2006 was $350,000. For the year ended December 31, 2006, DB Indemnity incurred $260,000 in claims or loss expense. No prior claims or loss expense were incurred since beginning operations in 2003.

Discount, Prepayment and Credit Loss Rates Used to Record Loan Participation Sales and Asset-Backed Securities Sales We regularly sell the loans that we originate to banks and finance companies. Accounting for the sale of loan participations and loan securitizations and the subsequent tests for impairment are summarized in footnote 2 to our consolidated financial statements for the years ended December 31, 2006, 2005 and 2004.

Loan participations and loan securitizations represent the transfer of notes receivable, by sale, to “participating” lenders or special purpose entities. The fair value of retained interests and servicing assets resulting from the transferred loans are recorded in accordance with the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We typically estimate fair value based on the present value of future expected cash flows, which requires us to make assumptions about credit losses, prepayment speed and discount rates. Most of our loans are adjustable rate loans on which, in 2006, we assumed credit losses of 0.50% each year, prepayment speeds of 10.00% each year and a discount rate of 11.00%. These assumptions are made based on historical comparisons, management’s experience and the trends in actual and forecasted portfolio prepayment speeds, portfolio credit losses, risk-free interest rates and market interest rates. We regularly analyze the accuracy of our assumptions of prepayment speeds, credit losses and discount rate and make changes when necessary. We believe that changes to these assumptions are unlikely during the remainder of 2007. However, it is important to note that our actual annualized prepayment rate for the entire portfolio has increased to approximately 15.6% through the year ended December 31, 2006 primarily due to increased asset ownership transfers to borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests, and the increasing interest rate environment. We expect that, over the remaining life of its loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

As of December 31, 2006, we tested retained interests for impairment and the resulting analysis of prepayments speeds and credit losses for the various loan pools indicated that our assumptions were historically accurate. During 2006, the securitized pools of loans experienced an increase in the prepayment rate, and as a result, management determined that an “other than temporary” impairment occurred. We recorded an impairment loss of $329,000 for the year ended December 31, 2006. We believe that, over the life of the securitizations, the prepayment rate assumption used continues to be appropriate. The effect of variances can be significant and the impact of changes in these estimates is more specifically described in footnote 2 to our consolidated financial statements for the years ended December 31, 2006 and 2005.

Subsequent to the initial calculation of the fair value of retained interest, the Company utilizes a fair market calculation methodology to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. The rates of write down of the retained interest are based on the current interest revenue stream. This revenue stream is based on the loan balances at the date the impairment test is completed, which will include all prepayments on loans and any credit losses for those loans. As of December 31, 2006, as a result of the above mentioned increased prepayment speeds, the fair value of the retained interests declined during 2006, resulting in an impairment loss.

Amortization and Useful Lives We acquire insurance agencies and other businesses that we intend to hold for more than one year. We record these acquisitions as Amortizable intangible assets. Accounting for Amortizable intangible assets, and the subsequent tests for impairment are summarized in footnote 1(g) to our consolidated financial statements for the years ended December 31, 2006 and 2005. The rates of amortization of Amortizable intangible assets are based on our estimate of the useful lives of the renewal rights of customer and insurance contracts purchased. We estimate the useful lives of these assets based on historical renewal rights information, management’s experience, industry standards, and trends in actual and forecasted commission payout rates. The rates of amortization are calculated on an accelerated method (150% declining balance) based on a 15-year life. As of December 31, 2006, we tested Amortizable intangible assets for impairment and the resulting analysis indicated that our assumptions were historically accurate and that the useful lives of these assets exceeded the amortization rate. The Amortizable intangible assets have a relatively stable life and unless unforeseen circumstances occur, the life is not expected to change in the foreseeable future. Because of the relatively large remaining asset balance, changes in our estimates could significantly impact our results.

The rates of amortization of Servicing assets are based on our estimate of repayment rates, and the resulting estimated maturity dates, of the loans that we service. Loan repayment rates are determined using assumptions about credit losses, prepayment speed and discount rates as outlined in the discussion above about the fair values of servicing assets. As of December 31, 2006, an analysis of prepayment speeds and credit losses indicated that our assumptions were historically accurate and the maturity date estimates were reasonable. Although significant changes in estimates are not expected, because of the relatively large remaining asset balance, changes in our estimates that significantly shorten the estimated maturity dates could significantly impact our results.

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

Income Tax Expense An estimate of income tax expense is based primarily on historical rates of actual income tax payments. The estimated effective income tax rate used in 2006 to calculate income tax expense was 36%. Although not expected, significant changes in our estimated tax rate could significantly impact our results. We believe this estimate will not change significantly during 2007.

Revenue Recognition Policies Revenue recognition is summarized in footnote 1(e) to our consolidated financial statements for the years ended December 31, 2006 and 2005.

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

Even when loans are removed from the balance sheet, however, some risk is retained with respect to those loans that are sold with recourse and the over-collateralized portion of securitized loan pools. See “Retained Securities” and “Loans Sold with Recourse,” below. Credit losses associated with recourse notes, retained interest held in securities and retained servicing obligations in excess of management’s assumptions could materially and adversely affect our operations and financial condition. Although credit performance has historically been favorable for us, our participating lenders and our asset-backed security investors, the level of credit losses and payment delinquencies increased during 2006 due, in part, to increasing interest rates and a softening insurance premium insurance market. We expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by the Company’s borrowers.

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

The following table reports for each of the six securitizations in which we have been involved during fiscal years 2003, 2004, 2005 and 2006: (1) the amount of loans sold to a qualifying special purpose entity, (2) the amount of asset-backed securities issued as a part of the securitization, (3) the amount of servicing income received by the Company for the year ended December 31, 2006, (4) the fair value of the difference between loans sold and securities issued to accredited investors and the fair value of the interest receivable retained recorded as a security for the period ended December 31, 2006, (5) the portion of the security comprised of retained interest, and (6) the portion of the security comprised of retained equity in the special purchase entity.

Securitization Table

(in thousands)

Date of Securitization	Original Amount of Loans Sold	Original Amount of Asset-Backed Securities Issued	Servicing Income Received During 2006	Fair Value at December 31, 2006	Retained Interest at December 31, 2006	Retained Equity & Cash Reserves at December 31, 2006
April 2003	$15,825	$13,350	$6	$2,307	$221	$2,086
November 2003	23,526	18,500	8	3,511	227	3,284
June 2004	24,832	20,000	8	3,612	1,006	2,606
March 2005	40,993	32,000	36	9,339	2,191	7,148
December 2005	64,111	51,500	61	14,891	4,427	10,464
July 2006	65,433	52,346	28	16,660	4,022	12,638

Total	$234,720	$187,696	$147	$50,320	$12,094	$38,226

At December 31, 2006, 2005 and 2004, we had transferred assets with balances totaling $319,125,000, $233,473,000 and $138,740,000, respectively, that were accounted for as true sales, resulting in pre-tax gains for the years ended December 31, 2006, 2005 and 2004 of $7,423,000, $7,435,000 and $2,475,000, respectively. Purchasers of these notes receivable obtained full control over the transferred assets (i.e. notes receivable) and obtained the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivable. Furthermore, the agreements to transfer assets do not entitle, or obligate, us to repurchase or redeem the notes receivable before their maturity except in the event of an uncured breach of a representation or warranty.

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

At December 31, 2006 and 2005, we recorded the value of the servicing asset at $4,512,000 and $2,650,000, respectively, and the value of the servicing liability at $24,000 and $34,000, respectively. At December 31, 2006 and 2005, we recorded the fair value of retained interest at $16,591,000 and $12,570,000, respectively, with $4,497,000 and $1,412,000, respectively, listed as Interest-only strip receivable on our balance sheet, and $12,094,000 and $11,158,000, respectively, in retained interest carried in our securities.

Components of the loan servicing asset, servicing liability, interest receivable asset relating to loan participation sales as of December 31, 2006 were as follows (in thousands):

	Servicing Asset	Servicing Liability	Interest Receivable Asset
Estimated cash flows from loan servicing fees/interest income	$8,949	$0	$6,223
Less:
Servicing expense	(1,558)	41
Estimated credit losses*			(41)
Discount to present value	(2,879)	(17)	(1,685)

Carrying Value	$4,512	$24	$4,497

*	Estimated credit losses from liability on sold recourse loans with balances totaling $2,247,000 as of December 31, 2006. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Retained Securities The terms of Brooke Credit’s securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. Brooke Credit retains ownership of the resulting subordinate interest in the loan pool and borrows money from commercial banks to fund this investment. As such, our retained interest is subject to credit and prepayment risks on the transferred assets. As of December 31, 2006, Brooke Credit had subordinate investment interest in loan pools totaling $50,320,000, part of which is the carrying value of our retained interest in asset-backed securities.

In connection with the recognition of non-cash gains for the interest benefits of asset-backed securities sales, the present value of future cash flows was recorded as an interest receivable asset and included on the balance sheet as part of the investment securities balance. Components of the interest receivable asset as of December 31, 2006 were as follows (in thousands):

Estimated cash flows from interest income	$22,509
Less:
Estimated credit losses	(3,237)
Discount to present value	(7,178)

Carrying Value of Retained Interest in Asset-Backed Securities	$12,094

We annually evaluate and measure the retained interest and servicing assets for potential impairment. Impairment testing involves comparing our current discounted value of future interest and servicing revenue with our carrying value for the retained interest and servicing assets. If the new discounted revenue stream is less than the value on the books, further analysis is performed to determine if an “other than temporary” impairment has occurred. If an “other than temporary” impairment has occurred, we write the asset to the new discounted revenue stream.

The actual prepayment rate on our loans increased to approximately 15.6% during the year ended December 31, 2006 primarily due to the increased asset ownership transfers to other borrowers within Brooke Credit’s portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. The Company expects that, over the remaining life of the loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the marketplace. Because of the increases in the prepayment rate experienced in 2006, management determined that an “other than temporary” impairment occurred. The Company recorded an impairment loss of $329,000 for the year ended December 31, 2006. We believe that over the life of the securitizations the prepayment rate assumption used continues to be appropriate. No impairment was recognized in the years ended December 31, 2005 and 2004.

In addition, we conduct sensitivity analysis to evaluate the potential impact of a 10% to 20% change in the key economic assumptions used in valuing our retained interest and servicing assets. These key economic assumptions include prepayment speed, expected credit losses and discount rate. As of December 31, 2006, an increase in these key economic assumptions by 10% to 20% generally results in decreases of 1% to 7% in the value of the retained interest and servicing assets. More drastic changes to economic and market conditions than those we have modeled would likely lead to greater diminution in the value of the retained interest and servicing assets.

Loans Sold with Recourse The business and real estate loans on our balance sheet at December 31, 2006 and 2005, $2,247,000 and $3,807,000, respectively, were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. At December 31, 2006, all such recourse loans: a) had no balances more than 60 days past due; b) had adequate collateral; and c) were not in default.

Market Conditions and Strategies Affecting Sale and Securitization Transactions Our lending operations depend on our ability to sell either loan participation interests or securities backed by our originated loans to banks and finance companies. We believe that our relationships with participating lenders and loan pool investors have been good, that investor interest in our loans has been strong, and that we will continue to have available purchasers of our loan participation interests and asset-backed securities. Several factors, however, will affect our ability to sell participation interests in our loans and to complete securitizations, including:

•	conditions in the securities markets, generally;

•	conditions in the asset-backed securities markets;

•	changes in interest rates and their impact on credit losses and prepayment speed;

•	the credit quality and performance of our financial instruments and loans;

•	our ability to adequately service our financial instruments and loans; and,

•	the absence of any downgrading or withdrawal of ratings given to securities previously issued in our securitizations.

One of our goals is to fund an increasing number of originated loans through our warehouse lines of credit, leading up to the time of loan securitizations. To do so, our debt is expected to increase. The increase in our debt may cause our network of participating lenders to become uncomfortable and, as a result, we may not be able to sell participation interests in loans we originate on terms acceptable to us or at all. Such result would have a material adverse effect on our operations and prospects for growth. Accordingly, we are cautiously monitoring our increased debt totals resulting from warehouse funding activities and the comfort of the network of participating lenders and will modify our method of funding practices as needed to maintain a significant network of purchasers of loans. We are considering alternative warehouse structures to reduce our debt. However, no assurances cab be made that we will find an acceptable alternative.

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

Proposed Accounting Changes In August 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft which amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This exposure drafts seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. Our current off-balance sheet securitizations in our Lending Services segment could be required to be consolidated in our financial statements based on the provisions of the exposure draft. We will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the securitizations to continue to derecognize loans transferred to the securitization special purpose entities. At December 31, 2006, the securitization special purpose entities held loans totaling $167,870,000 million, which we could be required to consolidate into our financial statements under the provisions of this exposure draft.

Recently Issued Accounting Pronouncements

See footnote 20 to our consolidated financial statements for a discussion of the effects of the adoption of new accounting standards.

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

Impact of Inflation and General Economic Conditions

Although inflation has not had a material adverse effect on our financial condition or results of operations, increases in the inflation rate are generally associated with increased interest rates. A significant and sustained increase in interest rates could adversely affect our franchisees’ ability to repay the variable rate loans that we have made to them and thereby adversely affect our profitability. Such an interest rate increase could also adversely affect our profitability by increasing our interest expenses and other operating expenses. A significant change in the credit markets could also have an adverse impact on our operations. Our lending operations depend on our ability to sell either loan participation interests or securities backed by our insurance agency loans to banks and finance companies. Several factors will affect our ability to sell participation interests in our loans and to complete securitizations, including:

•	Conditions in the securities markets, generally;

•	Conditions in the asset-backed securities markets;

•	Changes in interest rates and their impact on credit losses and prepayment speed;

•	the credit quality and performance of our financial instruments and loans;

•	our ability to adequately service our financial instruments and loans; and

•	the absence of any downgrading or withdrawal of ratings given to securities previously issued in our securitizations.

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

We originate loans which will generally be sold to funding institutions as participation interests or to accredited investors as asset-backed securities. The substantial majority of the loans are adjustable-rate loans based on a prime rate plus a margin and interest rate changes will impact their value, and may impact credit losses and prepayments associated with the loans. Although credit performance has been favorable for us, our participating lenders and investors, the level of credit losses and payment delinquencies increased during 2006 due, in part, to increasing interest rates. We expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by the Company’s borrowers.

Also, the actual annualized prepayment rate on loans increased to approximately 15.6% during the year ended December 31, 2006 primarily due to increased asset ownership transfers to other borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests, and the increasing interest rate environment. We expect that, over the remaining life of the loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace. As a result of the increased prepayment speeds, the fair value of retained interests from transferred loans declined during 2006. Management continues to analyze the decline and, upon testing of impairment as of December 31, 2006, an impairment loss of $329,000 was incurred for the year.

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

When we make loans to borrowers in Canada, our loans are denominated in foreign currency. These loans are subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We do not currently employ hedging techniques to minimize these risks.

When loans are sold, and the sale of participation interests or asset-backed securities is classified as a true sale, we record a gain on sale for the interest benefit based on a present value calculation of future cash flows of the underlying loans, net of prepayment and credit loss assumptions. When the sale of a loan participation interest is accounted for as a true sale, we retain servicing responsibilities for which we receive annual servicing fees based on a percentage of the outstanding balance. The gain or loss associated with loan servicing is determined based on present value calculations of future cash flows from the servicing the underlying loans, net of prepayment assumptions. The present value calculations of future cash flows of underlying loans and future cash flows from the servicing of underlying loans are based in part on management’s estimates of discount rates. Underlying loans with adjustable interest rates are evaluated separately from loans with fixed interest rates. A significant rise in interest rates could result in the impairment of retained interest and servicing assets and adversely affect the Company’s business financial condition and results of operation. Impairment is evaluated and measured annually. As reported above, upon testing of impairment as of December 31, 2006, an impairment loss of $329,000 was incurred for the year. No impairment was recognized in the years ended December 31, 2005 and 2004. We continuously monitor market conditions, interest rate changes and market comparables, evaluate the propriety of the discount rate utilized in our assumptions, and assess interest rate sensitivity as an indication of interest rate risk.

At December 31, 2006, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year were as follows (rates per annum):

	Business Loans (Adjustable Rate Stratum)*	Business Loans (Fixed-Rate Stratum)
Prepayment speed	10.00%	8.00%
Weighted average life (months)	137	38
Expected credit losses	0.50%	0.21%
Discount rate**	11.00%	11.00%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%, but others the New York prime rate plus up to 5%). Contract terms vary but, for most loans, the rate is adjusted daily. Prior to the third quarter of 2004, contract terms on loans generally provided for rates to be adjusted annually to the New York prime rate plus 3.5%.
**	During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%.

At December 31, 2006, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

Business Loans (Fixed & Adjustable Rate Stratum)
(in thousands except percentages)
Prepayment speed (annual rate)	8.00% - 10.00%
Impact on fair value of 10% adverse change	$(501)
Impact on fair value of 20% adverse change	$(981)
Expected credit losses (annual rate)	0.21% - 0.50%
Impact on fair value of 10% adverse change	$(226)
Impact on fair value of 20% adverse change	$(452)
Discount rate (annual)*	11.00%
Impact on fair value of 10% adverse change	$(760)
Impact on fair value of 20% adverse change	$(1,475)

*	During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%.

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interest-only strip receivables and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for prepayment speed and discount rate are calculated on our retained interest-only strip receivables and servicing assets on loans sold totaling $319,125,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interest-only strip receivables in loans sold with recourse to participating lenders and loans sold in securitizations.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in discount rate assumptions.

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Fixed & Adjustable Rate Stratum
	10% Discount Rate Increase	20% Discount Rate Increase
	(in thousands)
Estimated cash flows from loan servicing fees	$8,949	$8,949
Servicing expense	(1,558)	(1,558)
Discount of estimated cash flows	(3,036)	(3,188)

Carrying value of servicing asset after effect of increases	4,355	4,203
Carrying value of servicing asset before effect of increases	4,512	4,512

Decrease of carrying value due to increase in discount rate	$(157)	$(309)

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed & Adjustable Rate Stratum
	10% Discount Rate Increase	20% Discount Rate Increase
	(in thousands)
Estimated cash flows from interest income	$28,732	$28,732
Estimated credit losses	(3,278)	(3,278)
Discount of estimated cash flows	(9,466)	(10,029)

Carrying value of retained interests after effect of increases	15,988	15,425
Carrying value of retained interests before effect of increases	16,591	16,591

Decrease of carrying value due to increase in discount rate	$(603)	$(1,166)

First American Capital Corporation’s principal investments are held by its life insurance company subsidiary, First Life America Corporation, in fixed maturity securities. Interest rate risk arises from the price sensitivity of investments to change in interest rates. Coupon and dividend income represents the greatest portion of an investment’s total return for most fixed income instruments in stable interest rate environments. The changes in the fair market price of such investments are inversely related to changes in market interest rates. As interest rates fall, the coupon and dividend streams of existing fixed rate investments become more valuable and the market values rise. As interest rates rise, the opposite effect occurs.

First American’s mortgage loan investments are also particularly sensitive to interest rate changes. As long-term rates fall, borrowers become more likely to refinance their mortgages causing a prepayment of outstanding mortgage principal that requires reinvestment at lower rates.

As interest rates rise, life insurance policyholders may become more likely to surrender policies or to borrow against cash values, often to meet sudden needs in an inflationary environment or to invest in higher yielding opportunities elsewhere. This risk of disintermediation may force First Life America to liquidate part of its portfolio at a time when the fair market value of fixed income investments is falling.

With loans and investments in mortgage-backed securities, Brooke Savings Bank is exposed to prepayment risk. As interest rates decline, the rate at which these securities pay down principal will generally increase. Borrowers with fixed-rate obligations are less likely than borrowers with variable-rate obligations to prepay in a rising rate environment and more likely to prepay in a falling rate environment. Brooke Savings Bank is also exposed to interest rate risk with respect to deposits. Depositors who are receiving variable rates are less likely than depositors with fixed-rate deposits to withdraw funds in a rising rate environment and more likely to do so in a falling rate environment. Management monitors interest and prepayment rates and mitigates the risks associated therewith, by adjusting terms of new loans and deposits, conservatively investing in high-grade securities, and matching maturities of its investments with the anticipated payouts of its liabilities.

At this time, we do not utilize derivative instruments to hedge against changes in interest rates or for any other purpose.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Brooke Corporation:

We have audited the accompanying consolidated balance sheets of BROOKE CORPORATION as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brooke Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Summers, Spencer & Callison, CPAs, Chartered

Topeka, Kansas

March 5, 2007

Brooke Corporation

Consolidated Balance Sheets

DECEMBER 31, 2006 AND 2005

(in thousands, except share amounts)

ASSETS

	2006	2005
Current Assets
Cash	$21,203	$12,321
Restricted cash	1,250	619
Investments	18,027	—
Accounts and notes receivable, net	186,754	55,763
Income tax receivable	480	830
Other receivables	1,601	1,627
Securities	50,322	44,682
Interest-only strip receivable	4,497	1,412
Deposits	873	467
Prepaid expenses	503	435
Advertising supply inventory	462	—

Total Current Assets	285,972	118,156

Investment in Businesses	2,333	5,058

Property and Equipment
Cost	20,198	7,487
Less: Accumulated depreciation	(4,404)	(2,333)

Net Property and Equipment	15,794	5,154

Other Assets
Amortizable intangible assets	5,216	4,532
Less: Accumulated amortization	(1,728)	(1,431)
Contract database	196	341
Servicing asset	4,512	2,650
Deferred charges	11,094	779

Net Other Assets	19,290	6,871

Total Assets	$323,389	$135,239

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Balance Sheets

DECEMBER 31, 2006 AND 2005

(in thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2006	2005
Current Liabilities
Accounts payable	$12,944	$7,433
Premiums payable to insurance companies	6,925	5,015
Policy and contract liabilities	20,184	—
Payable under participation agreements	26,849	10,857
Unearned buyer consulting fees	—	118
Accrued commission refunds	645	802
IBNR loss reserve	350	—
Unearned insurance premiums	75	734
Income tax payable	4,293	474
Deferred income tax payable	1,439	1,564
Warrant liability	900	—
Short-term debt	107,602	12,500
Current maturities of long-term debt	14,401	17,405

Total Current Liabilities	196,607	56,902
Non-current Liabilities
Warrant liability	2,821	—
Deferred income tax payable	6,155	3,577
Servicing liability	24	34
Long-term debt less current maturities	55,790	33,265

Total Liabilities	261,397	93,778

Minority Interest in subsidiary	5,464	—

Stockholders’ Equity
Common stock, $.01 par value, 99,500,000 shares authorized, 12,553,726 and 12,443,548 shares issued and outstanding	126	124
Preferred stock series 2002 and 2002A, $25 par value, 110,000 shares authorized, 49,667 shares issued outstanding	1,242	1,242
Preferred stock series 2002B, $32 par value, 34,375 authorized, 24,331 shares issued and outstanding	779	779
Preferred stock series 2006, $1 par value, 20,000 authorized, 20,000 shares issued and outstanding	20	—
Additional paid-in capital on preferred stock series 2006	18,576	—
Discount on preferred stock series 2006	(4,725)	—
Additional paid-in capital	36,139	35,819
Retained earnings	4,077	3,015
Accumulated other comprehensive income	294	482

Total Stockholders’ Equity	56,528	41,461

Total Liabilities and Stockholders’ Equity	$323,389	$135,239

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Operations

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(in thousands, except per share data)

	2006	2005	2004
Operating Revenues
Insurance commissions	$102,032	$86,872	$63,904
Interest income (net)	19,656	10,360	5,072
Consulting fees	9,908	4,916	5,236
Gain on sale of businesses	3,059	3,091	5,261
Initial franchise fees for basic services	31,770	19,375	8,795
Initial franchise fees for buyer assistance plans	3,137	10,133	8,122
Gain on sale of notes receivable	7,423	7,435	2,475
Insurance premiums earned	660	811	401
Policy fee income	535	1,581	2,003
Other income	1,515	844	654

Total Operating Revenues	179,695	145,418	101,923

Operating Expenses
Commissions expense	79,462	66,957	49,600
Payroll expense	30,269	28,615	20,151
Depreciation and amortization	2,411	2,432	2,504
Insurance loss and loss expense incurred	708	(60)	(17)
Other operating expenses	39,702	26,665	16,444
Other operating interest expense	3,125	2,122	927

Total Operating Expenses	155,677	126,731	89,609

Income from Operations	24,018	18,687	12,314

Other Expenses
Interest expense	6,709	3,721	2,340
Minority interest in subsidiary	575	—	—

Total Other Expenses	7,284	3,721	2,340

Income Before Income Taxes	16,734	14,966	9,974
Income tax expense	5,992	5,261	3,280

Net Income	$10,742	$9,705	$6,694

Net Income per Share:
Basic	$0.79	$0.89	$0.69
Diluted	$0.76	$0.86	$0.65

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(in thousands, except common shares)

	Common Shares	Common Stock	Preferred Stock	Preferred Add’l Paid-In Capital	Preferred Stock Discount	Add’l Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
Balances, December 31, 2003	4,667,424	$4,667	$2,021	$—	$—	$29	$(1,304)	$366	$5,779
Dividends paid							(5,347)		(5,347)
Equity issuance from stock options	33,195	14				61			75
Equity change in par value		(4,634)				4,634			—
Equity stock split 2:1	4,680,899	47				(47)			—
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								135	135
Net income							6,694		6,694

Total comprehensive income									6,829

Balances, December 31, 2004	9,381,518	$94	$2,021	$—	$—	$4,677	$43	$501	$7,336

Balances, December 31, 2004	9,381,518	$94	$2,021	$—	$—	$4,677	$43	$501	$7,336
Dividends paid							(6,733)		(6,733)
Equity issuance from stock options	187,030	1				713			714
Equity issuance	2,875,000	29				30,429			30,458
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								(19)	(19)
Net income							9,705		9,705

Total comprehensive income									9,686

Balances, December 31, 2005	12,443,548	$124	$2,021	$—	$—	$35,819	$3,015	$482	$41,461

Balances, December 31, 2005	12,443,548	$124	$2,021	$—	$—	$35,819	$3,015	$482	$41,461
Dividends paid					675		(9,680)		(9,005)
Equity issuance from stock options	110,178	2				320			322
Equity issuance			20	18,576	(5,400)				13,196
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								(299)	(299)
Currency translation adjustment, net of income taxes								111	111
Net income							10,742		10,742

Total comprehensive income									10,554

Balances, December 31, 2006	12,553,726	$126	$2,041	$18,576	$(4,725)	$36,139	$4,077	$294	$56,528

*	The par value of common stock was changed from $1 per share to $.01 per share in the second quarter of 2004. The Company effected a 6-for-1 stock split in 2003 and a 2-for-1 stock split in 2004. These entries are shown as if the transactions occurred in the second quarter of 2002 for comparative purposes. The reclassification does not affect total equity.

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Cash Flows

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(in thousands)

	2006	2005	2004
Cash flows from operating activities:
Net income	$10,742	$9,705	$6,694
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,207	820	629
Amortization	1,204	1,612	1,875
Gain on sale of businesses	(3,059)	(3,091)	(5,261)
Deferred income tax expense	(634)	1,306	292
Gain on sale of notes receivable	(7,423)	(7,435)	(2,475)
Purchase of business inventory provided by sellers	12,221	14,318	11,740
(Increase) decrease in assets:
Accounts and notes receivable	(130,727)	(3,803)	(35,955)
Other receivables	785	(1,218)	459
Prepaid expenses and other assets	(474)	(474)	88
Business inventory	2,725	(4,036)	(655)
Increase (decrease) in liabilities:
Accounts and expenses payable	5,298	195	2,107
Other liabilities	101,420	(11,619)	26,266

Net cash provided by (used in) operating activities	(6,715)	(3,720)	5,804

Cash flows from investing activities:
Cash payments for securities	(13,312)	(21,778)	(4,882)
Cash payments for property and equipment	(9,138)	(541)	(1,634)
Purchase of subsidiary and business assets	(2,552)	(1,515)	(8,215)
Sale of subsidiary and business assets	—	3,949	12,977

Net cash used in investing activities	(25,002)	(19,885)	(1,754)

Cash flows from financing activities:
Dividends paid	(9,005)	(6,733)	(5,347)
Cash proceeds from preferred stock issuance	13,871	—	—
Cash proceeds from common stock issuance	322	31,172	74
Loan proceeds on debt	52,300	28,518	19,785
Payments on bond maturities	(80)	(6,724)	(775)
Payments on short-term borrowing	13,766	(1,384)	(1,176)
Payments on long-term debt	(30,575)	(28,684)	(10,591)

Net cash provided by financing activities	40,599	16,165	1,970

Net increase (decrease) in cash and cash equivalents	8,882	(7,440)	6,020
Cash and cash equivalents, beginning of period	12,321	19,761	13,741

Cash and cash equivalents, end of period	$21,203	$12,321	$19,761

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Notes to Consolidated Financial Statements

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.    Summary of Significant Accounting Policies

(a)	Organization

Brooke Corporation (the “Company”) was incorporated under the laws of the State of Kansas in January 1986. The Company’s registered office is located in Overland Park, Kansas. At December 31, 2006, Brooke Holdings, Inc. owned 46.6% of the Company’s outstanding common stock and a control group consisting of Brooke Holdings, Inc. and certain executive officers of the Company beneficially owned approximately 52.5% of the Company’s outstanding common stock. The Company is primarily a holding company that owns directly, or indirectly through a wholly owned subsidiary, 100% of the stock and ownership interests of all of its subsidiaries, except for First American Capital Corporation. The Company’s primary business operations are conducted by its subsidiaries and include franchising, franchise and insurance related lending, insurance brokerage and loan brokerage.

Operating Subsidiaries:

Although the Company has multiple subsidiaries, the Company’s business operations are typically performed by one of three operating subsidiaries: Brooke Franchise Corporation, Brooke Credit Corporation and Brooke Brokerage Corporation. Separate annual audited financial statements are prepared for each operating subsidiary and each operates independently from the other two operating subsidiaries, and from the Company, to perform its specific business purpose. The Company provides accounting, administrative and legal support to its three operating subsidiaries for which it receives administrative fees. Company revenues are typically limited to dividends and administrative fees from these operating subsidiaries. At year end, the Company acquired an ownership interest in First American Capital Corporation, a life insurance holding company. The Company became a majority shareholder of First American Capital Corporation on January 31, 2007.

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

Brooke Credit Corporation, a Kansas corporation, is a specialty finance company that lends primarily to locally-owned businesses that sell insurance. The core target market consists of independent insurance agencies, captive insurance agencies and managing general agencies, where the sale of insurance is their primary business. In addition, Brooke Credit Corporation loans money to funeral home owners, where the sale of insurance is often an important, although not primary, part of their business.

Brooke Brokerage Corporation, a Kansas corporation, serves as the parent holding company of the subsidiaries involved in the brokerage segment. It is the direct owner of 100% of the ownership interests of CJD & Associates, L.L.C. Although Brooke Brokerage Corporation is categorized as an operating subsidiary, all of its non-banking operations are conducted through CJD & Associates, L.L.C., a licensed insurance agency that sells hard-to-place and niche insurance on a wholesale basis, under the trade name of Davidson-Babcock, and during 2006 brokered loans for general insurance agencies, funeral homes and other small businesses. On January 8, 2007 Brooke Brokerage completed the acquisition of Generations Bank (now Brooke Savings Bank), a federal savings bank, by purchasing for $10.1 million in cash all of the issued and outstanding stock of the bank. The bank’s business plan centers on the sale of bank products and services through referrals from Brooke Franchise Corporation and other independent agents.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Brooke Agency, Inc. is a Kansas corporation. Brooke Agency sometimes acquires for investment those insurance agencies where local ownership is not considered critical to financial performance.

Brooke Investments, Inc. is a Kansas corporation that acquires real estate for lease to franchisees or other purposes. In addition, to help preserve collateral interests, Brooke Investments enters into real estate leases that are subleased or licensed to franchisees.

Captive Subsidiaries:

The DB Group, Ltd. and DB Indemnity, Ltd. subsidiaries were incorporated in the country of Bermuda as captive insurance companies. Separate financial statements are prepared for Bermuda subsidiaries as required by the Bermuda government. The captive insurance company subsidiaries are wholly owned by Brooke Investments and profits are not typically distributed as dividends.

The DB Group, Ltd. was incorporated under the laws of Bermuda and is licensed as a Class 3 insurer under the Insurance Act 1978 of Bermuda and related regulations. In 2006, The DB Group, Ltd. self-insured a portion of the professional insurance agent’s liability exposure of Brooke Franchise Corporation, its affiliated companies and its franchisees. There were no premiums written by this subsidiary in 2005.

DB Indemnity, Ltd. was incorporated under the laws of Bermuda and is licensed as a Class 1 insurer under the Insurance Act 1978 of Bermuda and related regulations for the purpose of self-insuring financial guaranty policies to Brooke Credit Corporation and its participating lenders. Prior to 2006, DB Indemnity, Ltd. self-insured a portion of the professional insurance agents’ liability exposure of Brooke Franchise Corporation, its affiliated companies and its franchisees.

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

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Securitization Company 2004A, LLC, Brooke Capital Company, LLC, Brooke Securitization Company V, LLC, and Brooke Securitization 2006-1, LLC are the purchasers of Brooke Credit Corporation loans pursuant to true sales and the issuers of certain floating rate asset-backed notes issued pursuant to various agreements. The financial information of these subsidiaries is not consolidated with the Company’s financial information.

Other Subsidiaries:

Subsidiaries have been established for contractual operations but, during 2006, any revenues generated by these subsidiaries are assigned to one of the operating subsidiaries for performance of any associated obligations. These subsidiaries include Brooke Life and Health, Inc., The American Heritage, Inc., The American Agency, Inc., Brooke Credit Funding LLC, Brooke Canada Funding, Inc., Brooke Warehouse Funding, LLC, and First Brooke Insurance and Financial Services, Inc.

Subsidiaries have also been established for regulatory, licensing, security or other purposes and they typically conduct limited operations and do not own any assets. These subsidiaries include Brooke Bancshares, Inc., Brooke Funeral Services Company, LLC and Brooke Agency Services Company of Nevada, LLC.

First American Capital Corporation, a Kansas corporation and majority owned subsidiary as of January 31, 2007, is the direct owner of 100% of the ownership interests of First Life America Corporation, Brooke Capital Advisors, Inc. (formerly First Life Brokerage, Inc.) and First Capital Venture, Inc. Although First American Capital Corporation is categorized as an operating subsidiary, all of its operations are conducted through First Life America Corporation, a licensed insurance company distributing a broad range of individual life and annuity insurance products to individuals in eight states and Brooke Capital Advisors, Inc., an insurance brokerage offering life, health, disability and annuity products underwritten by other companies and complementing those products offered by First Life America Corporation. Beginning on December 8, 2006, Brooke Capital Advisors, Inc. began operating a managing general agency loan brokerage and consulting business, with CJD & Associates, L.L.C. ceasing to offer such services to new customers on that date. Brooke Capital Advisors, Inc. has expanded this business in 2007 to include similar services to funeral homes and loans related thereto. First Capital Venture, Inc. is a shell company with no operations and no plans for operations at this time. The operations and results of First American Capital Corporation are included in the corporate segment.

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

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Brooke Credit Corporation’s credit loss exposure is primarily limited to on-balance sheet loans held in inventory for eventual sale, off-balance sheet loans sold with recourse and the retained interest in loans that have been securitized. A credit loss assumption is inherent in the calculations of retained interest-only strip receivables resulting from loans that are sold. No loss allowances have been established for on-balance sheet loans held in inventory for eventual sale because these loans are typically held for less than one year before being sold to investors and, therefore, have a limited exposure to loss. Additionally, commissions received by Brooke Franchise Corporation are typically distributed to Brooke Credit Corporation for loan payments prior to distribution of commissions to the franchisee borrower and most other creditors resulting in less credit loss exposure. Similarly, the loan payments associated with the captive insurance agent borrowers are typically deducted from the agent borrower’s commission and paid to Brooke Credit Corporation. As a result, the Company’s primary credit exposure more likely results from the collection of franchisees’ account balances than from the collection of loan payments.

The Company estimates that a certain level of accounts receivable, primarily franchisee account balances, will be uncollectible; therefore, allowances of $1,466,000 and $716,000 at December 31, 2006 and 2005, respectively, have been established. The Company’s franchise subsidiary regularly assists its franchisees by providing commission advances during months when commissions are less than expected, but expects repayment of all such advances within four months. At December 31, 2006, the amount of allowance was determined after analysis of several specific factors, including franchise advances classified as “watch” status.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The following schedule entitled “Valuation and Qualifying Accounts” summarizes the Allowance for Doubtful Accounts activity for the years ended December 31, 2006, 2005 and 2004. Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Charges to Expenses	Write Offs	Balance at End of Year
Allowance for Doubtful Accounts
Year ended December 31, 2004	$0	$1,757	$1,182	$575
Year ended December 31, 2005	575	2,974	2,833	716
Year ended December 31, 2006	$716	$4,313	$3,563	$1,466

The Company’s brokerage subsidiary established no allowances at December 31, 2006 and 2005, respectively, for uncollectible amounts owed by agents or insureds. Reserves of $350,000 and $0 at December 31, 2006 and 2005, respectively, were established for claims on financial guaranty policies issued by DB Indemnity, Ltd. on loans originated by the Company’s finance subsidiary.

The Company does not accrue interest on loans that are 90 days or more delinquent and payments received on all such loans are applied to principal. Loans and accounts receivables are written off when management determines that collection is unlikely. This determination is made based on management’s experience and evaluation of the debtor’s circumstances.

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

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier and revenues are correspondingly reduced. The commission refunds are calculated by the insurance carriers and are typically deducted from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $645,000 and $802,000 at December 31, 2006 and 2005, respectively.

Policy fees. The Company receives fees for the placement and issuance of policies that are in addition to, and separate from, any sales commissions paid by insurance companies. As these policy fees are not refundable and the Company has no continuing obligation, all such revenues are recognized on the effective date of the policies or, in certain cases, the billing date, whichever is later.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Interest income, net. The Company recognizes interest income when earned. A portion of the interest income that the Company receives on its loans is paid out to the holders of its participation interests and asset-backed securities. Payments to these holders are accounted for as participating interest expense, which is netted against gross interest income. Participating interest expense was $23,581,000, $12,432,000, and $6,767,000, respectively, for the years ended December 31, 2006, 2005 and 2004.

Gain on sale of notes receivable. Loan participation and loan securitizations represent the transfer of notes receivable, by sale, to “participating” lenders or special purpose entities. When transfers meet the criteria to be accounted for as a true sale, established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the gain on sale of a note receivable is recognized when the note receivable is sold. When the Company sells notes receivable, it typically retains servicing rights and interest income. Gains or losses on sales of notes receivable depends, in part, on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interest and servicing assets based on their relative fair value at the date of transfer.

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

Total initial franchise fees for BAP services typically vary based on a percentage of the acquired business’s revenues because the time and expertise required of the Company to perform BAP services generally varies with acquisition size. However, the time and expertise required of the Company to provide basic services and the value to franchisees of those basic services, remains the same for all franchisees (even to startup or de novo franchisees), so the amount of total initial franchise fees allocated to basic services does not vary. Accordingly, total initial franchise fees are first allocated to initial franchise fees for basic services in the amount typically charged to startup franchisees and the remainder of the total initial franchise fees is allocated to BAP services. Although substantially all of the BAP services are performed prior to closing, the Company does not record revenues from initial franchise fees until the actual payment of fees at closing.

Consulting fees. The Company completes its consulting obligation to business sellers at closing and is not required to perform any additional tasks for the seller. Therefore, revenues from consulting fees are recognized at closing because the Company has no continuing obligation.

Gain on sale of businesses. The Company sometimes negotiates below-market interest rates on the deferred portion of purchase prices paid to business sellers. These interest rate concessions reduce the Company’s

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

carrying value and increase the Company’s gain when sold to franchisees. Although the Company has a continuing obligation to pay the deferred portion of the purchase price when due, it is not obligated to prepay the deferred portion of the purchase price or to otherwise diminish the benefit of the below-market interest rate. Therefore, revenues from gains on sale of businesses resulting from deferred payments to sellers are recognized at closing because the Company has no continuing obligation.

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

Premiums. Through its subsidiary, DB Indemnity Ltd., excess liability premiums are recorded on the written basis and recorded as revenues over the term of the policies. Unearned premium reserves are established to cover the unexpired portion of premiums written and assumed and revenues are correspondingly reduced.

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

Included in other assets are the unamortized costs of renewal rights (rights to renewal commissions received from insurance policies) purchased by the Company and through subsidiaries (Brooke Life and Health, Inc., The American Agency, Inc. and CJD & Associates, L.L.C.) for businesses the Company plans to own and operate for more than one year. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. The rates of amortization of Amortizable Intangible Assets are based on our estimate of the useful lives of the renewal rights of customer and insurance contracts purchased. Amortization was $297,000, $478,000 and $898,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

The acquisition of renewal rights by the Company or by its subsidiaries for businesses the Company plans to own and operate for less than one year are not classified as Amortizable Intangible Assets (see footnote 1(i)). Recent acquisitions and divestitures of Amortizable Intangible Assets are discussed in footnote 12.

On July 1, 2002, the Company acquired 100% of the outstanding ownership interests of CJD & Associates, L.L.C. and $1,417,000 of the initial purchase price was allocated to renewal rights. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with FAS 141, “Business Combinations,” any such payments for an increased purchase price will be recorded as Amortizable Intangible Assets when made. Additional payments of the purchase price have been made in the amount of $2,386,000 since the initial purchase.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

As a result of the acquisition of CJD & Associates, L.L.C. on July 1, 2002, the Company recorded additional Amortizable Intangible Assets of $46,000 (net of accumulated amortization of $150,000).

On November 30, 2003, CJD & Associates, L.L.C. acquired 100% of the outstanding shares of Texas All Risk General Agency, Inc. and T.A.R. Holding Co., Inc. which collectively owned 100% of the outstanding shares of All Risk General Agency, Inc. and $1,000,000 of the initial purchase price was allocated to Amortizable Intangible Assets. The sellers were entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with FAS 141, “Business Combinations,” any such payments for an increased purchase price will be recorded as Amortizable Intangible Assets when made. Additional payments of the purchase price have been made in the amount of $1,352,000 since the initial purchase. On November 30, 2005, CJD & Associates, L.L.C. sold 100% of the outstanding shares of Texas All Risk General Agency, Inc. and T.A.R. Holding Co., Inc. to an unrelated purchaser. See footnote 12 for additional disclosure regarding this sale.

In February 2004, the Company acquired insurance agency renewal rights from Brent and Haeley Mowery for $499,000. This agency was subsequently sold to a franchisee in July 2005 for $499,000, which resulted in a gain on sale of $68,000 from amortization recorded in prior periods.

Subsequent to the initial recording at fair value, the amortizable intangible asset is evaluated and measured annually for impairment. The impairment testing is performed by two different methods of analysis. The first method is a cash flow analysis to determine if there are sufficient operating cash flows. The second method is a fair market value analysis based primarily on comparative sales data. If analysis indicates that operating cash flows are insufficient or the asset’s fair value is less than its book value, then an impairment has occurred and the Company writes down the asset to the estimated fair value. No impairment was recognized for the years ended December 31, 2006, 2005 or 2004.

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

The amount of assets included in the “Investment in Businesses” category is the total of purchase prices paid, or market prices if lower, for business assets, primarily renewal rights, that Brooke Franchise Corporation acquires to hold in inventory for sale to its franchisees. Renewal rights associated with businesses that the Company plans to own and operate for less than one year are considered inventory and are not amortized (see footnote 1(g)) because the residual values of those assets are expected to be the same at the time of sale to franchisees as at the time of acquisition by the Company. Typically, the Company acquires and sells the business assets simultaneously. If the assets are not sold simultaneously, then the Company operates the business until sold and records the income and expense associated with the business. The amount of income and expenses associated with inventoried businesses is not considered material by the Company. The number of businesses purchased for this purpose for the years ended December 31, 2006 and 2005 was 33 and 68, respectively. Correspondingly, the number of businesses sold from inventory for the year ended December 31, 2006 and 2005

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

was 34 and 66, respectively. At December 31, 2006 and 2005, the “Investment in Businesses” inventory consisted of 3 businesses and 4 businesses, respectively, with fair market values totaling $2,333,000 and $5,058,000, respectively.

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

The Contract database asset consists of legal and professional fees associated with development of standardized documents relating to the creation of a new asset class for securitization and rating of insurance agency loan pools. The initial one time development cost of standardized documents for creating a new security asset class is non-recurring and securitization of subsequent insurance agency loan pools results in lower and routine transaction expenses. This asset is being amortized over a five-year period because the benefits of this new asset class are expected to last at least five years.

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

Deferred charges include loan fees paid in 2004 and 2005 to establish and increase a line of credit with DZ BANK AG Deutsche Zentral-Genossenschaftsbank. Associated costs totaled $996,000, of which $696,000 was paid in 2004 to establish the line of credit and $300,000 was paid in 2005 to increase the line of credit. Also included in deferred charges are costs associated with fees paid to establish lines of credit with Fifth Third Bank and Home Federal Savings and Loan Association of Nebraska in 2006. These costs totaled $423,000 and $168,000, respectively, and were paid in 2006. These costs are amortized over the period ending at the maturity date of the respective line of credit. Additional deferred charges include $4,839,000 in fees paid in association with the $45,000,000 subordinated debt issuance that occurred in November 2006. These costs are amortized over the period ending at the maturity date of the subordinated debt. Net of amortization, the balance of all such amounts was $5,884,000 and $779,000 at December 31, 2006 and 2005, respectively.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Deferred charges also include the costs associated with a public offering of bonds and debentures. Selling expenses, auditor fees, legal costs and filing charges associated with the Company’s public offering of bonds and debentures totaled $615,000 and were amortized over a period ending at the bond and debenture maturities. There were no balances, net of amortization, of such prepaid expenses at December 31, 2006 and 2005. The bonds and debentures were paid in full during 2005.

Commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new business have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are being amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy reserves. Net of amortization, the balance was $5,210,000 at December 31, 2006.

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

In April 2004, the Company’s shareholders approved the reduction of the common stock’s par value from $1.00 to $.01 per share. The Company’s shareholders also authorized an increase in the number of common shares from 9,500,000 to 99,500,000. The common shareholders possess all rights and privileges afforded to capital stock by law, subject to the rights and privileges of holders of convertible preferred stock.

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

The holders of the Company’s 2006 convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 13% per annum of the stated value of such stock after 2 years, if determined by the Board of

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Directors. The holders of 2006 convertible preferred stock do not have voting rights. In the case of liquidation or dissolution of the Company, the holders of the 2006 convertible preferred stock shall be entitled to be paid in full the stated value, $1,000 per share, after payment of full liquidation value to the holders of 2002 convertible preferred stock, 2002A convertible preferred stock and 2002B convertible preferred stock, and before the holders of common stock.

In September 2006, in conjunction with the sale of the 2006 convertible preferred stock, the Company issued warrants to purchase 235,294 shares of the Company’s common stock at an exercise price per share of $24.00, subject to anti-dilution adjustments. These warrants were exercisable immediately and expire September 2010.

(n)	Per Share Data

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the years ended December 31, 2006, 2005 and 2004 were $869,000, $194,000 and $194,000, respectively.

The prior year comparative average number of shares of common stock has been adjusted to reflect the 2-for-1 stock split in 2004.

	Years Ended
(in thousands, except per share data)	December 31, 2006	December 31, 2005	December 31, 2004
Basic Earnings Per Share
Net Income	$10,742	$9,705	$6,694
Less: Preferred Stock Dividends	(869)	(194)	(194)

Income Available to Common Stockholders	9,873	9,511	6,500
Average Common Stock Shares	12,510	10,643	9,362

Basic Earnings Per Share	$0.79	$0.89	$0.69

	December 31, 2006		December 31, 2005		December 31, 2004
Diluted Earnings Per Share
Net Income		$10,742		$9,705		$6,694
Less: Preferred Stock Dividends on Non-Convertible Shares		(194)		(194)		(194)

Income Available to Common Stockholders		10,548		9,511		6,500
Average Common Stock Shares	12,510		10,643		9,362
Plus: Assumed Exercise of 1,176,471 Preferred Stock	1,176
Plus: Assumed Exercise of 228,650 Stock Options	229	13,915	359	11,002	563	9,925

Diluted Earnings Per Share		$0.76		$0.86		$0.65

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(o)	Buyers Assistance Plans

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

The consolidated financial statements include the accounts of the Company and its subsidiaries, except for the following qualifying special purpose entities: Brooke Acceptance Company, LLC, Brooke Captive Credit Company 2003, LLC, Brooke Capital Company, LLC, Brooke Securitization Company 2004A, LLC, Brooke Securitization Company V, LLC and Brooke Securitization 2006-1, LLC. These qualifying special purpose entities were formed for the sole purpose of acquiring loans in connection with the securitization of agency loans. Each is treated as its own separate and distinct entity. Qualifying special purpose entities are specifically excluded from consolidation under FIN 46(R), “Consolidation of Variable Interest Entities.”

On December 8, 2006 the Company purchased a controlling interest in First American Capital Corporation. The balance sheet accounts at December 31, 2006 and the income from the purchase date is included in the Company’s consolidated financial statements.

The accompanying consolidated financial statements have been prepared on the basis of accounting principles generally accepted in the United States of America (GAAP). All significant intercompany accounts and transactions have been eliminated in consolidation of the financial statements.

(q)	Accounts and Notes Receivable, Net

The net notes receivable included as part of the “Accounts and Notes Receivable, Net” asset category are available for sale and are carried at the lower of cost or market. Based on management’s experience, the carrying value approximates the fair value. Any changes in the net notes receivable balances are classified as an operating activity.

(r)	Other Receivables

Included in Other Receivables are reimbursements due from franchisees and agents for possible cancellation of policies, and receivables from sellers for consulting fees and other services. Most of these amounts are collected within 30 days from franchisees, borrowers or agents and all amounts are collected within 12 months from date of recording.

(s)	Advertising

The Company expenses the costs of advertising as they are incurred. Total advertising and marketing expenses for the years ended December 31, 2006, 2005 and 2004 was $13,224,000, $10,306,000 and $5,435,000, respectively.

(t)	Restricted Cash

Cash payments are made monthly to First National Bank of Phillipsburg as trustee for the Industrial Revenue Bonds. These funds are held by the trustee for payment of semi-annual interest and principal payments to bond holders on January 1st and July 1st. The amount of cash held at First National Bank of Phillipsburg at December 31, 2006 and 2005 was $71,000 and $72,000, respectively.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The Company holds insurance commissions for the special purpose entities Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Securitization Company 2004A, LLC, Brooke Capital Company, LLC, Brooke Securitization Company V, LLC and Brooke Securitization Company 2006-1 for the purpose of making future loan payments, and the use of these funds is restricted until the next monthly loan payment is made. The amount of commissions held at December 31, 2006 and 2005 was $615,000 and $547,000, respectively.

The Company holds amounts in escrow in a cash account for certain borrowers for the purpose of paying debt service, property taxes and/or property insurance typically paid during the first year of the loan financing. The amount of escrowed cash held at December 31, 2006 and 2005 was $564,000 and $0, respectively.

(u)	Securities

The carrying values of securities were $50,322,000 and $44,682,000 at December 31, 2006 and 2005, respectively, and consisted primarily of three types of securities: interest-only strip receivables in loan securitizations; retained interests in loan securitizations and cash reserves. These securities are classified as available for sale under SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities.” The aggregate carrying values of $50,320,000 and $44,681,000 at December 31, 2006 and 2005, respectively, for the corresponding marketable securities approximates the fair value as calculated by the Company using reasonable assumptions.

Loan securitizations represent the transfer of notes receivable by sale to a bankruptcy-remote special purpose entity that issues asset-backed notes to accredited investors.

The carrying values of the interest-only strip receivable in loan securitizations were $12,094,000 and $11,158,000 at December 31, 2006 and 2005, respectively. The carrying values of subordinated tranches (equity interest in securities balance) were $37,003,000 and $32,898,000 at December 31, 2006 and 2005, respectively. The carrying values of cash reserves were $1,223,000 and $625,000 at December 31, 2006 and 2005, respectively. The amount of unrealized gain on the interest-only strip receivable was $89,000 and $575,000 at December 31, 2006 and 2005, respectively. The interest-only strip receivables have varying dates of maturities ranging from the fourth quarter of 2014 to the second quarter of 2021.

When the Company sells notes receivable in securitizations, it retains an interest-only strip receivable, a subordinated tranche and cash reserve accounts, all of which are retained interests in the loan securitizations. The amount of gain or loss recorded on the sale of notes receivable in securitizations depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To initially obtain fair value of retained interest resulting from securitization of notes receivable, quoted market prices are used if available. However, quotes are generally not available for such retained interests, so the Company typically estimates fair value based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (10.00% annually) and discount rates (11.00%) commensurate with the risks involved.

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

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Cash flows associated with the Company’s retained interest in the transferred assets are subordinate to cash flow distributions to the trustee over the transferred assets, servicer of the transferred loans, collateral preservation providers of the transferred loans and unaffiliated purchasers. Actual prepayments and credit losses will impact the amount and frequency of cash flow distributions to the Company from its retained interest. Although the Company expects to receive a certain level of cash flows over the life of the securitized receivables and the term of the securitization notes, the Company will not receive full return of its retained interest until all obligations with respect to underlying loans are met.

Subsequent to the initial calculation of the fair value of retained interest, the Company utilizes a fair market calculation methodology to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. Additionally, the Company completes an ongoing analysis of key assumptions used in the fair market value calculation to ensure that such assumptions used in the calculation are viable, based on current and historical prepayments and credit loss trends within similar asset types. Based upon this analysis and due to the current interest rate environment at the time of the analysis, the discount rate assumption used in the asset valuation was increased from 8.5% to 11.00% in the fourth quarter of 2005. All other assumptions remain the same. Management may make necessary adjustments to key assumptions based on current and historical trends, which may result in an immediate reduction or impairment loss in the fair market value of retained interest. As a result of the change in discount rate, the Company recorded an unrealized loss, net of taxes, of $91,000 on the retained interest for the year ended December 31, 2005. No impairment loss resulted from the change in the discount rate for the year ended December 31, 2005. During 2006 the securitized pools of loans experienced an increase in the prepayment rate, and as a result, management determined that an “other than temporary” impairment occurred. The Company recorded an impairment loss of $329,000 for the year ended December 31, 2006, which is included in other income on the consolidated statement of operations. The Company believes that over the life of the securitizations the prepayment rate assumption used continues to be appropriate. Summarized in footnote 2 is a sensitivity analysis or stress test on retained interests to determine the impact of a 10% and 20% variance in key assumptions currently used by management to calculate the fair value of retained interests.

Footnote 2 also contains a table summarizing the principal balances of loans managed by the Company, which includes the subordinate tranche (equity interest in securities balance) within the securitized notes receivable. Included within the table are delinquency and net credit loss trends of managed receivables at December 31, 2006 and 2005.

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

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

Operating interest expense includes interest paid by the Company’s finance subsidiary to DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Fifth Third Bank, and Home Federal Savings and Loan Association of Nebraska on line of credit loans for the purpose of originating insurance agency loans, originating funeral home loans and financing the over-collateralization portion of loans funded with the other lines of credit, and is, therefore, an operating expense. The interest paid on these lines of credit for the years ending December 31, 2006, 2005 and 2004 was $3,125,000, $1,675,000, and $291,000, respectively. The finance subsidiary also paid interest to bondholders until the bonds were called in August 2005 and paid in full. The funds received from the sale of the bonds were for the purpose of originating loans and the associated interest expense is, therefore, an operating expense. Bond interest expenses for the years ended December 31, 2006, 2005 and 2004 were $0, $245,000 and $426,000, respectively. The Company also paid interest to debenture holders until the debentures were called and paid in full in December 2005. The funds received from the sale of debentures were used by the finance subsidiary to originate loans and the associated interest expense is, therefore, an operating expense. The debenture interest expenses for the years ended December 31, 2006, 2005 and 2004 were $0, $202,000 and $210,000, respectively.

(x)	Stock-Based Compensation

The Company has granted stock options to employees of the Company pursuant to its 2001 Compensatory Stock Option Plan, which terminated, except with respect to options then outstanding on April 27, 2006. The Company adopted SFAS 123R, “Share-Based Payment,” on January 1, 2006. The Company’s net income for the year ended December 31, 2006 was reduced by $38,000 and its income per fully diluted share remained at $0.76. The Company’s net income would have been reduced to $9,641,000 and $6,493,000 for the years ended December 31, 2005 and 2004, respectively, with the Company’s income per fully diluted share being reduced to $0.86 and $0.63 at December 31, 2005 and 2004, respectively, if the compensation cost for the stock options had been determined based on the fair value at the date of grant pursuant to the provisions of SFAS 123R, “Share-Based Payment.” The Company made the following assumptions when calculating the fair value of the stock option: expected stock volatility of 10%; risk-free interest rate of 5%; and dividend rate of 1%. See footnote 13 for additional disclosures.

	2006	2005	2004
(in thousands, except per share data)
Net income as reported	$10,742	$9,705	$6,694
Total stock-based employee compensation cost determined under fair value method for all awards, net of related income tax effects		(64)	(201)
Pro forma net income		9,641	6,493
Basic earnings per share:
As reported	0.79	0.89	0.69
Pro forma		0.89	0.67
Diluted earnings per share:
As reported	0.76	0.86	0.65
Pro forma		0.86	0.63

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(y)	Interest-only Strip Receivable

The aggregate carrying values of interest-only-strip receivables were $4,497,000 and $1,412,000 at December 31, 2006 and 2005, respectively. Interest-only strip receivables represent the fair value of an asset resulting from the sale of notes receivable to a participating bank. The amount of unrealized gain on the interest-only strip receivable was $94,000 at December 31, 2006 and the amount of unrealized loss on the interest-only strip receivable was $93,000 at December 31, 2005. The interest-only strip receivables have varying dates of maturities ranging from 2011 to 2027.

When the Company sells notes receivable to a participating bank, it retains an interest-only strip receivable. The amount of gain or loss recorded on the sale of notes receivable to a participating bank depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the interest-only strip receivable based on its relative fair value at the date of transfer. To obtain fair values, the Company estimates fair value based on the present value of future expected cash flows using management’s best estimates of the key assumptions (credit losses, prepayment speeds, and discount rates) commensurate with the risks involved. As mentioned in footnote 1(u), in the fourth quarter of 2005 the Company changed the discount rate assumption, as a result, the Company recorded an unrealized loss, net of taxes of $371,000 on the interest-only strip receivable for the year ended December 31, 2005. For additional information on the key assumptions and risks involved see footnote 2.

(z)	Investments

The amortized cost and fair value of investments at December 31, 2006 are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
(in thousands)
December 31, 2006:
U.S. Government Agency	$1,559	$10	$18	$1,551
Corporate bonds	10,973	75	300	10,748

Total	$12,532	$85	$318	$12,299

Equity securities	$258	$29	$4	$283

The amortized cost and fair value of fixed maturities at December 31, 2006, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
(in thousands)
Due in one year or less through five years	$2,454	$2,470
Due after five years through ten years	5,177	5,065
Due after ten years	4,901	4,764

	$12,532	$12,299

The fair values for investments in fixed maturities are based on quoted market prices.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Included in investments are securities, which have been pledged to various state insurance departments. The fair values of these securities were $1,991,000 at December 31, 2006.

Since 2004, the Company has purchased investments in lottery prize cash flows. These other investments involve purchasing assignments of the future payment rights from the lottery winners at a discounted price sufficient to meet the Company’s yield requirements. Payments on these other investments will be made by state run lotteries and as such are backed by the general credit of the respective states. At December 31, 2006 the carrying value of other investments was $3,067,000. Also included in this category are investments of policy loans of $166,000, investments in real estate of $275,000, and mortgage loans on real estate of $1,937,000.

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions, and other similar factors. At the end of each quarter, all securities are reviewed in an effort to determine each issuer’s ability to service its debts and the length of time the security has been trading below cost. This quarterly process includes an assessment of the credit quality of each investment in the entire securities portfolio. The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (1) the length of time the fair value has been below cost; (2) the financial position of the issuer, including the current and future impact of any specific events; and (3) the Company’s ability and intent to hold the security to maturity or until it recovers in value. Based on the performance of these procedures, no securities are deemed to be other-than-temporarily impaired by the Company.

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other-than-temporary. These risks and uncertainties include: (1) the risk that the Company’s assessment of an issuer’s ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that fraudulent information could be provided to the Company’s investment professionals who determine the fair value estimates and other-than-temporary impairments, and (4) the risk that new information obtained by the Company or changes in other facts and circumstances lead the Company to change its intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to income in a future period.

The Company owned 68 securities that were in an unrealized loss position at December 31, 2006. The following tables provide information regarding unrealized losses on investments available for sale, as of December 31, 2006.

	Less than 12 months		12 months or longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2006:
U.S. Government Agency	$—	$—	$695	$18	$695	$18
Corporate bonds	4,360	78	4,743	222	9,103	300

Total	$4,360	$78	$5,438	$240	$9,798	$318

Equity securities	$2	$—	$96	$4	$98	$4

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(aa)	Policy and Contract Liabilities

Annuity contract liabilities (future annuity benefits) are computed using the retrospective deposit method and consist of policy account balances before deduction of surrender charges, which accrue to the benefit of policyholders. Premiums received on annuity contracts are recognized as an increase in a liability rather than premium income. Interest credited on annuity contracts is recognized as an expense. The range of interest crediting rates for annuity products was 4.25 to 5.35 percent in 2006.

Traditional life insurance policy benefit liabilities (future policy benefits) are computed on a net level premium method using assumptions with respect to current yield, mortality, withdrawal rates, and other assumptions deemed appropriate by the Company. Reserve interest assumptions, including the impact of grading for possible adverse deviations, ranged from 4.50 to 7.25 percent.

Policy claim liabilities represent the estimated liabilities for claims reported plus claims incurred but not yet reported. The liabilities are subject to the impact of actual payments and future changes in claim factors.

Policyholder premium deposits represent premiums received for the payment of future premiums on existing policyholder contracts. Interest was credited on these deposits at the rate of 4% in 2006. The premium deposits are recognized as an increase in a liability rather than premium income. Interest credited on the premium deposits is recognized as an expense.

(bb)	Warrant Obligation

The warrant obligation consists of the detachable warrants for Brooke Credit Corporation common stock issued in connection with Brooke Credit Corporation’s debt offering during the fourth quarter of 2006. The detachable noteholder warrants are within the scope of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 requires issuers to classify as liabilities (or assets under certain circumstances) free-standing financial instruments which, at inception, require or may require an issuer to settle an obligation by transferring assets.

SFAS 150 requires the detachable warrants issued to the noteholders to be classified as a liability. Upon commencement of the put period or five years from the date of close, the holders of these warrants could exercise their rights to force Brooke Credit Corporation to repurchase the warrants and/or warrant shares at the appraised value of the common stock, less the warrant exercise price of $0.01 per share. The fair market value of the warrants at the close of the offering, on November 1, 2006, was $2,737,000, using a valuation model obtained from a third-party valuation expert.

As of December 31, 2006, the fair market value of these warrants was $2,821,000. The increase in the fair market value from November 1, 2006 to December 31, 2006 required Brooke Credit Corporation to record an increase in the value of the puttable warrant liability and additional interest expense of approximately $84,000 for the year ended December 31, 2006, in accordance with SFAS 150. At each balance sheet date, any change in the calculated fair market value of the warrant obligation must be recorded as additional interest costs or financing income. Since the exercise price of the warrants is nominal, the change in the fair market value of the warrants represents the additional cost or income for the period.

Also in accordance with SFAS 150, the noteholder warrants were initially recorded as a discount to the notes based on the fair market value of the warrants at November 1, 2006, or approximately $2,737,000. The discount on the notes is amortized over the life of the notes using the effective interest method. The amount of amortization resulting from discount accretion for the year ended December 31, 2006 was $41,000.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Warrants for Brooke Credit Corporation’s common shares have also been issued to the placement agent of the debt offering that occurred during the fourth quarter of 2006. Brooke Credit Corporation issued warrants to the placement agent, Morgan Joseph & Co. Inc., to acquire 2% of the offering or $900,000 worth of common stock for a nominal exercise price ($0.01), subject to anti-dilution adjustments. These warrants were exercisable immediately and expire on October 31, 2011, 5 years from the date of the debt offering closing. As mentioned above, the placement agent warrants are a direct issuance cost and are deferred as such and amortized over the life of the notes.

(cc)	Advertising Supply Inventory

In conjunction with the construction of an advertising/marketing center in Phillipsburg, Kansas the Company now retains large quantities of marketing materials that franchisees use to promote their businesses. These marketing supplies may be held in inventory for a period of up to 12 months before delivery to franchisees.

2.	Notes Receivable

At December 31, 2006 and 2005, accounts and notes receivable consist of the following:

(in thousands)	12/31/2006	12/31/2005
Business loans	$422,684	$243,611
Less: Business loans sold	(324,389)	(219,649)
Commercial real estate loans	60,594	33,803
Less: Real estate loans sold	(21,585)	(24,444)
Loans with subsidiaries	5,858	5,166
Less: Subsidiary loans sold	(5,858)	(5,166)
Plus: Loans sold not classified as a true sale	26,849	10,857

Total notes receivable, net	164,153	44,178
Interest earned not collected on notes*	3,401	1,382
Customer receivables	20,666	10,919
Allowance for doubtful accounts	(1,466)	(716)

Total accounts and notes receivable, net	$186,754	$55,763

*	The Company has a corresponding liability for interest payable to participating lenders in the amounts of $903,000 and $480,000 at December 31, 2006 and 2005, respectively.

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

Loan participations and loan securitizations represent the transfer of notes receivable, by sale, to “participating” lenders or asset-backed security investors. The Company receives consideration from the transfer of notes receivable, through retained interest and servicing assets. These transfers are accounted for by the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The transfers that do not meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as secured borrowings and the balances recorded as both a note receivable asset and participation payable liability. At December 31, 2006 and 2005, secured borrowings totaled $26,849,000 and $10,857,000, respectively.

Of the notes receivable sold, at December 31, 2006 and 2005, $319,125,000 and $233,236,000, respectively, were accounted for as sales because the transfers meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Purchasers of these notes receivable obtained full control over the transferred assets (i.e. notes receivables) and obtained the right, free of conditions that constrain them from taking advantage of that right, to pledge or exchange the notes receivables. Furthermore, the agreements to transfer assets do not entitle or obligate the Company to repurchase or redeem the notes receivable before their maturity, except in the event of an uncured breach of warranty.

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

In April 2003, Brooke Credit Corporation sold $15,825,000 of loans to qualifying special purpose entity Brooke Acceptance Company LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $13,350,000 of asset-backed securities were issued to accredited investors by Brooke Acceptance Company LLC. Brooke Credit Corporation received servicing income of $6,000, $8,000 and $11,000, respectively, from the primary servicer for the years ended December 31, 2006, 2005 and 2004. The fair value of the interest-only strip receivable retained, the fair value of the difference between loans sold and securities issued to accredited investors (or the retained equity) and the fair value of cash reserves were recorded on the Company’s books as a security with balances of $2,307,000 and $3,511,000, respectively, on December 31, 2006 and 2005. At December 31, 2006, this security is comprised of retained interest-only strip receivables totaling $221,000, retained equity in the special purpose entity totaling $1,961,000 and cash reserves totaling $125,000.

In November 2003, Brooke Credit Corporation sold $23,526,000 of loans to qualifying special purpose entity Brooke Captive Credit Company 2003, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $18,500,000 of asset-backed securities were issued to

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

accredited investors by Brooke Captive Credit Company 2003, LLC. Brooke Credit Corporation received servicing income of $8,000, $12,000 and $17,000, respectively, from the primary servicer for the years ended December 31, 2006, 2005 and 2004. The fair value of the interest-only strip receivable retained, the fair value of the difference between loans sold and securities issued to accredited investors (or the retained equity) and the fair value of cash reserves were recorded on the Company’s books as a security with balances of $3,511,000 and $6,556,000, respectively, on December 31, 2006 and 2005. At December 31, 2006, this security is comprised of retained interest-only strip receivables totaling $227,000, retained equity in the special purpose entity totaling $3,159,000 and cash reserves totaling $125,000.

In June 2004, Brooke Credit Corporation sold $24,832,000 of loans to qualifying special purpose entity Brooke Securitization Company 2004A, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $20,000,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company 2004A, LLC. Brooke Credit Corporation received servicing income of $8,000, $10,000, and $6,000, respectively, from the primary servicer for the years ended December 31, 2006, 2005 and 2004. The fair value of the interest-only strip receivable retained, the fair value of the difference between loans sold and securities issued to accredited investors (or the retained equity) and the fair value of cash reserves were recorded on the Company’s books as a security with balances of $3,612,000 and $4,721,000, respectively, at December 31, 2006 and December 31, 2005. At December 31, 2006, this security is comprised of retained interest-only strip receivables totaling $1,006,000, retained equity in the special purpose entity totaling $2,481,000 and cash reserves totaling $125,000.

In March 2005, the Company sold $40,993,000 of loans to qualifying special purpose entity Brooke Capital Company, LLC. This sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $32,000,000 of asset-backed securities were issued to accredited investors by Brooke Capital Company, LLC. Brooke Credit Corporation received servicing income of $36,000 and $32,000, respectively, from the primary servicer for the years ending December 31, 2006 and 2005. The fair value of the interest-only strip receivable retained, the fair value of the difference between loans sold and securities issued to accredited investors (or the retained equity) and the fair value of cash reserves were recorded on the Company’s books as a security with balances of $9,339,000 and $11,692,000, respectively on December 31, 2006 and 2005. At December 31, 2006, this security is comprised of retained interest-only strip receivables totaling $2,191,000, retained equity in the special purpose entity totaling $6,650,000 and cash reserves totaling $125,000. Also included in this security at December 31, 2006 were amounts totaling $373,000 that were held due to the timing of loan payments and payments to the asset-backed security holders.

In December 2005, the Company sold $64,111,000 of loans to qualifying special purpose entity Brooke Securitization Company V, LLC. The sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $51,500,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company V, LLC. Brooke Credit Corporation received servicing income of $61,000 and $6,000, respectively, from the primary servicer for the years ending December 31, 2006 and 2005. The fair value of the interest-only strip receivable retained, the fair value of the difference between loans sold and securities issued to accredited investors (or the retained equity) and the fair value of cash reserves were recorded on the Company’s books as a security with a balance of $14,891,000 and $18,201,000, respectively, on December 31, 2006 and 2005. At December 31, 2006, this security is comprised of retained interest-only strip receivables totaling $4,427,000, retained equity in the special purpose entity totaling $10,289,000 and cash reserves totaling $175,000.

In July 2006, the Company sold $65,433,000 of loans to qualifying special purpose entity Brooke Securitization Company 2006-1, LLC. The sale represents a loan securitization in which an interest receivable

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

was retained. Of the loans sold, $52,346,000 of asset-backed securities were issued to an accredited investor by Brooke Securitization Company 2006-1, LLC. The Company received servicing income of $28,000 from the primary servicer for the year ended December 31, 2006. The fair value of the interest-only strip receivable retained, the fair value of the difference between loans sold and securities issued to the accredited investor (or the retained equity) and the fair value of cash reserves were recorded on the Company’s books as a security with a balance of $16,660,000 at December 31, 2006. At December 31, 2006, this security is comprised of retained interest-only strip receivables totaling $4,022,000, retained equity in the special purpose entity totaling $12,463,000 and cash reserves totaling $175,000.

At December 31, 2006 and 2005, the Company had transferred assets with balances totaling $319,125,000 and $233,236,000, respectively, resulting in pre-tax gains for the years ended December 31, 2006, 2005 and 2004 of $7,423,000, $7,435,000 and $2,475,000, respectively.

The fair value of retained interest-only strip receivables is calculated by estimating the net present value of interest income on loans sold using the discount rate and prepayment speeds noted in the following key economic assumptions table. The fair value of the retained interest-only strip receivables is also reduced by the amount of estimated credit losses on loans sold with recourse and loans sold in securitizations, which are calculated using the estimated credit loss percentage noted in the following table. At December 31, 2006 and 2005, the fair value of retained interest-only strip receivables recorded by the Company was $16,591,000 and $12,570,000, respectively. Of the totals at December 31, 2006, $4,497,000 was carried in the Company’s Interest-only strip receivable asset account and $12,094,000 in retained interest-only strip receivables resulting from securitizations was carried in the Company’s Securities asset account. Of the totals at December 31, 2005, $1,412,000 was carried in the Company’s Interest-only strip receivable asset account and $11,158,000 in retained interest-only strip receivables resulting from securitizations was carried in the Company’s Securities asset account.

Of the business and real estate loans at December 31, 2006 and 2005, $2,247,000 and $3,807,000, respectively, in loans were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. At December 31, 2006, all such recourse loans: a) had no balances more than 60 days past due; b) had adequate collateral; and c) were not in default.

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

The value of the “Servicing Asset” is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the following key economic assumptions table. At December 31, 2006 and 2005, the value of the servicing asset recorded by the Company was $4,512,000 and $2,650,000, respectively. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income.

The value of the “Servicing Liability” is calculated by estimating the net present value of net servicing expense on loans sold using the discount rate and prepayment speeds noted in the table below. At December 31, 2006 and 2005, the value of the servicing liability recorded by the Company was $24,000 and $34,000, respectively.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The predominant risk characteristics of the underlying loans related to the Company’s retained interest and servicing assets have been analyzed by management to identify how to stratify these assets for the purpose of evaluating and measuring impairment. The underlying loans are very similar in virtually all respects; however, management has concluded that those underlying loans with adjustable interest rates should be evaluated separately from loans with fixed interest rates. Accordingly, different key economic assumptions have been used when determining the fair value of retained interest and servicing assets resulted from fixed rate loans than have been used for adjustable rate loans. However, for presentation purposes and due to the immateriality of the fixed rate stratum, they have been combined in the tables hereafter. The fixed rate stratum represents less than 1.00% of the retained interest and servicing assets. In addition, the Company no longer typically originates fixed rate loans, and, therefore, there are no new assets resulting from fixed rate loans. No valuation allowance has been established because the fair value for the adjustable rate loan stratum is not less than the carrying amount of the servicing assets.

Although substantially all of the Company’s loans are adjustable, a discount rate has been applied to reflect the net present value of future revenue streams. As such, changes in the net present value rate, or discount rate, resulting from interest rate variations, could adversely affect the asset’s fair value.

Impairment of retained interest and servicing assets is evaluated and measured annually. The impairment testing is performed by taking the current interest and servicing revenue stream and valuing the new revenue stream with the appropriate assumptions. The new revenue stream is based on the loan balances at the date the impairment test is completed which will include all prepayments on loans and any credit losses for those loans. The new discounted revenue stream is then compared to the carrying value on the Company’s books and, if the new value is greater than the value on the books no impairment has occurred If the new discounted revenue stream is less than the value on the books, further analysis is performed to determine if an “other than temporary” impairment has occurred. If an “other than temporary” impairment has occurred the Company would write the asset to the new discounted revenue stream. During 2006 the securitized pools of loans experienced increases in the prepayment rate, and as a result, management determined that an “other than temporary” impairment occurred. The Company recorded an impairment loss of $329,000 for the year ended December 31, 2006. The Company believes that over the life of the securitizations the prepayment rate assumption used continues to be appropriate. No impairment was recognized in the years ended December 31, 2005 and December 31, 2004.

At December 31, 2006, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year were as follows (rates per annum):

	Business Loans (Adjustable Rate Stratum)*	Business Loans (Fixed-Rate Stratum)
Prepayment speed	10.00%	8.00%
Weighted average life (months)	137	38
Expected credit losses	0.50%	0.21%
Discount rate**	11.00%	11.00%

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

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

At December 31, 2006, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(in thousands except percentages)	Business Loans (Fixed & Adjustable Rate Stratum)
Prepayment speed (annual rate)	8.00% - 10.00%
Impact on fair value of 10% adverse change	$ (501)
Impact on fair value of 20% adverse change	$ (981)
Expected credit losses (annual rate)	0.21% - 0.50%
Impact on fair value of 10% adverse change	$ (226)
Impact on fair value of 20% adverse change	$ (452)
Discount rate (annual)*	11.00%
Impact on fair value of 10% adverse change	$ (760)
Impact on fair value of 20% adverse change	$(1,475)

*	During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%.

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interest-only strip receivables and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interest-only strip receivables and servicing assets on loans sold totaling $319,125,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interest-only strip receivables in loans sold with recourse to participating lenders and loans sold in securitizations.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Servicing Asset

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$8,730	$8,524
Servicing expense	(1,507)	(1,459)
Discount of estimated cash flows at 11.00% rate	(2,792)	(2,711)

Carrying value of servicing asset after effect of increases	4,431	4,354
Carrying value of servicing asset before effect of increases	4,512	4,512

Decrease of carrying value due to increase in prepayments	$(81)	$(158)

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$27,745	$26,806
Estimated credit losses	(3,154)	(3,035)
Discount of estimated cash flows at 11.00% rate	(8,420)	(8,003)

Carrying value of retained interests after effect of increases	16,171	15,768
Carrying value of retained interests before effect of increases	16,591	16,591

Decrease of carrying value due to increase in prepayments	$(420)	$(823)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$28,731	$28,732
Estimated credit losses	(3,606)	(3,934)
Discount of estimated cash flows at 11.00% rate	(8,760)	(8,659)

Carrying value of retained interests after effect of increases	16,365	16,139
Carrying value of retained interests before effect of increases	16,591	16,591

Decrease of carrying value due to increase in credit losses	$(226)	$(452)

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$8,949	$8,949
Servicing expense	(1,558)	(1,558)
Discount of estimated cash flows	(3,036)	(3,188)

Carrying value of servicing asset after effect of increases	4,355	4,203
Carrying value of servicing asset before effect of increases	4,512	4,512

Decrease of carrying value due to increase in discount rate	$(157)	$(309)

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed & Adjustable Rate Stratum
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$28,732	$28,732
Estimated credit losses	(3,278)	(3,278)
Discount of estimated cash flows	(9,466)	(10,029)

Carrying value of retained interests after effect of increases	15,988	15,425
Carrying value of retained interests before effect of increases	16,591	16,591

Decrease of carrying value due to increase in discount rate	$(603)	$(1,166)

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

	Recourse & Securitized Loans Sold in
	2006	2005	2004
Actual & Projected Credit Losses (%) at:
December 31, 2006	0%	0.24%	0%
December 31, 2005		0	0
December 31, 2004			0

The following table presents quantitative information about the Company managed portfolio, including balances, delinquencies and net credit losses at and for the years ended December 31, 2006 and December 31, 2005. At and for the years ended December 31, 2006 and December 31, 2005, the related party notes did not have any principal amounts 60 or more days past due, nor were there any credit losses on the related party notes. See footnote 11 for further discussion of the related party notes.

	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses**
(in thousands)	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005
Loan portfolio consists of:
Loans on balance sheet	$82,111	$35,813	$1,931	$337	$168	$13
Loans on balance sheet held in bankruptcy-remote warehouses	82,042	8,365	—	—	—	—
Loans participated***	151,255	92,609	360	290	—	—
Loans securitized	167,870	140,627	—	—	357	—

Total loans managed	$483,278	$277,414	$2,291	$627	$525	$13

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

*	Loans 60 days or more past due are based on end of period loan balances.
**	Net credit losses are based on total loans outstanding. The net credit losses are net of recoveries, including recoveries from the proceeds of financial guaranty policies.
***	Loans participated represents true sale loan participations sold.

3.	Property and Equipment

A summary of property and equipment and depreciation is as follows:

(in thousands)	December 31, 2006	December 31, 2005
Furniture	$3,833	$1,179
Office and computer equipment	3,306	2,288
Automobiles and airplanes	1,499	1,396
Building and leasehold improvements	10,174	2,112
Land	1,386	512

	20,198	7,487
Less: Accumulated depreciation	(4,404)	(2,333)

Property and equipment, net	$15,794	$5,154

Depreciation expense	$1,207	$820

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

4.	Bank Loans, Notes Payable, and Other Long-Term Obligations

(in thousands)	2006	2005
Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 9.75%. Interest rates on these notes range from 4.00% to 7.00% and maturities range from January 2007 to May 2010.	$19,300	$25,739
Valley View Bank line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit due January 2007, subsequently extended to July 2007. Interest rate is variable and was 10.25% at December 31, 2006, with interest and principal due monthly.	2,605	2,708
Fifth Third Bank, Canadian Branch line of credit. Maximum line of credit available of $10,000,000 (Canadian dollars). Collateralized by notes receivable. Line of credit due February 2007. Interest rate is variable and was 7.00% at December 31, 2006, with interest due monthly.	8,329	—
Fifth Third Bank, line of credit. Maximum line of credit available of $80,000,000. Collateralized by notes receivable. Line of credit due September 2009. Interest rate is variable and was 5.84% at December 31, 2006, with interest due monthly.	68,233	—
Home Federal Savings and Loan Association of Nebraska, line of credit. Maximum line of credit available of $7,500,000. Collateralized by notes receivable. Line of credit due November 2009. Interest rate is variable and was 9.50% at December 31, 2006, with interest and principal due monthly.	7,477	—
DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit. Maximum line of credit available of $80,000,000. Collateralized by notes receivable. Line of credit due August 2009. Interest rate is variable and was at 7.08% at December 31, 2006, with interest due monthly.	—	6,078
Company debt with banks. These notes are payable to banks and collateralized by various assets of the Company. Interest rates on these notes range from 6.75% to 10.75%. Maturities range from February 2007 to January 2021.	29,030	28,050
Falcon Mezz. Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC note payable. This $45,000,000 note has an associated discount of $2,696,000. Collateralized by assets of the Company. The note principal is due at maturity, April 2013. Interest rate is fixed at 12.00%, with interest due quarterly.	42,304	—

Total bank loans and notes payable	177,278	62,575
Bonds and debentures payable and capital lease obligation (See Notes 5 and 6)	515	595

Total bank loans, notes payable and other long-term obligations	177,793	63,170
Less: Current maturities and short-term debt	(122,003)	(29,905)

Total long-term debt	$55,790	$33,265

Seller notes payable are typically the deferred portion of purchase prices paid by the Company to acquire insurance agencies for resale by the Company to franchisees. Seller notes payable are secured by a collateral interest in the insurance policy renewal rights purchased by the Company. Sellers typically agree that their security interests are subordinate to Brooke Credit’s security interests in the renewal rights of the agency, which also collateralize the loans made by Brooke Credit to franchisees. The renewal rights associated with the collateral interests of seller notes payable had estimated annual commissions of $39,369,000 and $38,491,000 at December 31, 2006 and 2005, respectively.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

None of the Amortizable Intangible Assets described in footnote 1(g) and none of the Acquisitions and Divestitures described in footnote 12 were financed with seller note payables at December 31, 2006. Three notes payable to banks for Company debt require the Company to maintain minimum financial ratios or net worth and restrict dividend payments from Brooke Credit Corporation to the Company.

The note payable to DZ BANK AG Deutsche Zentral-Genossenschaftsbank contains the following covenants within the credit and security agreement, which include the following requirement of Brooke Credit Corporation: maintain a minimum stockholders’ equity of $6,000,000, plus 75% of cumulative positive consolidated net income for all fiscal quarters (after adjustments for distributions to its sole shareholder, and excluding any fiscal quarter for which consolidated net income was negative), plus 75% of all equity and subordinated debt issued or incurred by Brooke Credit Corporation or its subsidiaries and Brooke Credit Corporation must maintain, at the end of each fiscal quarter, a positive consolidated net income for the four fiscal quarter periods then ending. Under the credit and security agreement, the Company is also subject to certain minimum stockholders’ equity requirements.

The note payable to Valley View Bank contains the following covenant: maintain a minimum stockholders’ equity of $6,100,000 in Brooke Credit Corporation.

The note payable to Fifth Third Bank, Canadian Branch contains the following covenant: maintain a minimum stockholders’ equity of $35,000,000 in Brooke Credit Corporation.

The note payable to Fifth Third Bank contains the following covenants: maintain a minimum stockholders’ equity of $40,000,000 and maintain positive net income for the trailing four quarters in Brooke Credit Corporation. The Company is also subject to certain minimum stockholders’ equity requirements. The Fifth Third Bank warehouse facility also places restrictions on certain other warehouse line indebtedness to a maximum of $85,000,000.

The note payable to Home Federal Savings and Loan Association of Nebraska contains the following covenant: maintain a minimum stockholders’ equity of $40,000,000 in Brooke Credit Corporation.

The note payable to Falcon Mezzanine Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC contains the following covenants: maximum prepayment rate on Brooke Credit Corporation’s loan portfolio of 20%; maximum loan loss rate of 1.5%; minimum fixed charge coverage ratio as scheduled; maximum cash leverage ratio as scheduled; and maximum total leverage ratio as scheduled. In accordance with SFAS 150, a discount to this note payable was recorded which was based on the fair market value of the noteholder warrants at November 1, 2006, or approximately $2,737,000. The discount on the notes is being amortized over the life of the notes using the effective interest method. The amount of amortization resulting from discount accretion for the year ended December 31, 2006 was $41,000.

The other bank loans, notes payable and other long-term obligations do not contain covenants that: require the Company to maintain minimum financial ratios or net worth; restrict management’s ability to buy or sell assets; restrict management’s ability to incur additional debt; or include any subjective acceleration clauses.

Interest incurred on bank loans, notes payable and other long-term obligations for the years ended December 31, 2006, 2005 and 2004 was $9,834,000, $5,842,000 and $3,267,000, respectively.

Short-term debt represents the DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Fifth Third Bank, and Home Federal Savings and Loan lines of credit, the lines of credit listed in the preceding table and non-cash investing transactions utilized to purchase business assets.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Bank loans, notes payable and other long-term obligations mature as follows:

Twelve Months Ended Dec 31 (in thousands)	Bank Loans & Notes Payable	Capital Lease	Total
2007	$121,923	$80	$122,003
2008	6,958	90	7,048
2009	1,178	90	1,268
2010	1,223	100	1,323
2011	538	100	638
Thereafter	45,458	55	45,513

	$177,278	$515	$177,793

5.	Long-Term Debt, Bonds Payable

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

The Company offered unsecured debentures (Series A and Series B) for sale to the public in denominations of $1,000 with a minimum purchase amount of $5,000. The debentures were issued in book-entry form and registered in the name of The Depository Trust Company or its nominee. Interest was paid semi-annually on December 1st and June 1st. The Series B debentures were callable on the third anniversary of the date of issuance of the debentures. These debentures were called during December 2005 and paid in full. The Company used the debenture sale proceeds to acquire businesses for inventory, make corporate acquisitions, purchase loan participation certificates and make short-term working capital loans to businesses or other Company subsidiaries.

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

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Future capital lease payments and long-term operating lease payments are as follows:

Twelve Months Ended December 31 (in thousands)	Capital Real Estate	Operating Real Estate	Total
2007	$117	$6,715	$6,832
2008	121	5,483	5,604
2009	115	3,017	3,132
2010	118	1,284	1,402
2011	110	553	663
2012 and thereafter	57	32	89

Total minimum lease payments	638	$17,084	$17,722

Less amount representing interest	(123)

		2005
Total obligations under capital leases	515	$595
Less current maturities of obligations under capital leases	(80)	(80)

Obligations under capital leases payable after one year	$435	$515

7.	Income Taxes

Net income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. The elements of income tax expense are as follows:

(in thousands)	December 31, 2006	December 31, 2005	December 31 2004
Current	$4,293	$3,234	$3,057
Deferred	1,699	2,027	223

	$5,992	$5,261	$3,280

For the year ended December 31, 2006, income of $478,000 was earned in Bermuda and is excluded from the U.S. federal tax. Under current Bermuda law, DB Indemnity, Ltd. and The DB Group, Ltd. are not required to pay any taxes in Bermuda on either income or capital gains. They have received an undertaking from the Minister of Finance in Bermuda that in the event of any such taxes being imposed they will be exempted from taxation until March 28, 2016.

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	December 31, 2006	December 31, 2005	December 31, 2004
U.S. federal statutory tax rate	35%	35%	34%
State statutory tax rate	4%	4%	4%
Miscellaneous	(3)%	(4)%	(5)%

Effective tax rate	36%	35%	33%

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Reconciliation of income tax receivable:

(in thousands)	December 31, 2006	December 31, 2005
Income tax receivable—Beginning balance, January 1	$830	$—
Income tax payments over (under) current tax liability	(350)	830

Income tax receivable—Ending balance	$480	$830

Reconciliation of deferred tax liability:

(in thousands)	December 31, 2006	December 31, 2005
Deferred income tax liability—Beginning balance, January 1	$5,141	$481
Accumulated other comprehensive income, unrealized gain (loss) on interest-only strip receivables	163	(19)
Accumulated other comprehensive income, currency exchange	(68)	—
Gain on sale of notes receivable	2,358	4,679

Balance, December 31	$7,594	$5,141

(in thousands)	December 31, 2006	December 31, 2005
Deferred income tax liability—Current	$1,439	$1,564
Deferred income tax liability—Long-term	6,155	3,577

Deferred income tax liability—Total	$7,594	$5,141

Deferred tax liabilities were recorded to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.

8.	Employee Benefit Plans

The Company has a defined contribution retirement plan to which substantially all employees are eligible to participate. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company may contribute an additional amount to the plan at the discretion of the Board of Directors. No employer contributions were charged to expense for years ended December 31, 2006, 2005 and 2004.

9.	Concentration of Credit Risk

The Company maintains cash balances at several banks. At December 31, 2006, the Company had account balances of $14,828,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

The Company sells participation interests in loans and asset-backed securities to numerous banks and finance companies. At December 31, 2006, the Company, through its securitization subsidiaries, had sold asset-backed securities totaling $82,346,000 to one financial institution, representing 44% of the asset-backed securities then issued. At December 31, 2006, the Company had sold participation interests in loans totaling $40,089,000 to one financial institution. This represents 21% of the participation interests then sold.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

10.	Segment and Related Information

The Company’s three reportable segments as of and for the years ended December 31, 2006 and 2005 consisted of its Franchise Services Business, Brokerage Business and its Lending Services Business.

The Franchise Services Business segment includes the sale of insurance, financial and credit services on a retail basis through franchisees. The Brokerage Business segment includes the sale of hard-to-place and niche insurance policies on a wholesale basis, operations of a small life insurance company, the brokerage of loans for general insurance agencies, funeral homes and other small businesses. The Lending Services Business segment includes the solicitation, underwriting, origination, sale and servicing of loans. Revenues, expenses, assets and liabilities that are not allocated to one of the three reportable segments are categorized as “Corporate.” Activities associated with Corporate include functions such as accounting, auditing, legal, human resources and investor relations. Activities associated with Corporate also include real estate ownership and corporate real estate management through Brooke Investments, Inc., and the operation of captive insurance companies that self-insure portions of the professional insurance agents’ liability exposure of Brooke Franchise Corporation, its affiliated companies and its franchisees and provide financial guaranty policies to Brooke Credit Corporation and its participating lenders. Activities associated with Corporate also include the operations of First American Capital Corporation.

The results of each segment are separately audited and the segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company assesses administrative fees to each business segment for legal, corporate and administrative services. Administrative fees for Franchise Services, Lending Services and Brokerage Business for the year ended December 31, 2006 totaled $4,800,000, $1,800,000 and $1,800,000, respectively, for the year ended December 31, 2005 totaled $5,100,000, $1,800,000 and $120,000, respectively, and for the year ended December 31, 2004 totaled $5,100,000, $900,000 and $60,000, respectively. Administrative fees are reported as an expense for the individual business segment and reported as “other operating expenses” in the reconciliation of the segment totals to the related consolidated totals. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “other operating expenses.”

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The tables below reflect summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2006, 2005 and 2004:

2006 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$99,190	$2,842	$—	$—	$—	$102,032
Policy fee income	—	535	—	—	—	535
Insurance premiums earned	—	—	—	969	(309)	660
Interest income	275	17	19,147	642	(425)	19,656
Gain on sale of notes receivable	—	—	7,409	—	14	7,423
Consulting fees	2,731	5,980	—	1,197	—	9,908
Initial franchise fees for basic services	31,770	—	—	—	—	31,770
Initial franchise fees for buyers assistance plans	3,137	—	—	—	—	3,137
Gain on sale of businesses	3,059	—	—	—	—	3,059
Other income	2,186	1,386	224	1,432	(3,713)	1,515
Total Operating Revenues	142,348	10,760	26,780	4,240	(4,433)	179,695
Interest expense	1,700	150	7,044	1,365	(425)	9,834
Commissions expense	78,318	1,120	—	24	—	79,462
Payroll expense	23,114	2,181	1,596	3,378	—	30,269
Insurance loss and loss expense incurred	—	—	—	708	—	708
Depreciation and amortization	68	265	876	1,192	10	2,411
Other operating expenses	35,241	3,776	5,999	(1,292)	(4,022)	39,702
Minority interest in subsidiary				575		575
Income Before Income Taxes	3,907	3,268	11,265	(1,710)	4	16,734
Segment assets	63,043	12,709	254,228	119,372	(125,963)	323,389
Expenditures for segment assets	—	—	13,312	11,690	—	25,002

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

2005 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$80,490	$6,382	$—	$—	$—	$86,872
Policy fee income	—	1,581	—	—	—	1,581
Insurance premiums earned	—	944	—	—	(133)	811
Interest income	139	245	10,674	68	(766)	10,360
Gain on sale of notes receivable	—	—	7,459	—	(24)	7,435
Consulting fees	4,916	1,666	—	—	(1,666)	4,916
Initial franchise fees for basic services	19,375	—	—	—	—	19,375
Initial franchise fees for buyers assistance plans	10,133	—	—	—	—	10,133
Gain on sale of businesses	3,091	—	—	—	—	3,091
Other income	874	376	316	19	(741)	844
Total Operating Revenues	119,018	11,194	18,449	87	(3,330)	145,418
Interest expense	1,515	332	3,208	1,554	(766)	5,843
Commissions expense	64,233	2,724	—	—	—	66,957
Payroll expense	19,620	3,647	1,483	3,865	—	28,615
Insurance loss and loss expense incurred	—	(60)	—	—	—	(60)
Depreciation and amortization	(14)	584	1,120	729	13	2,432
Other operating expenses	25,978	2,179	2,802	(1,754)	(2,540)	26,665
Income Before Income Taxes	7,686	1,788	9,836	(4,307)	(37)	14,966
Segment assets	58,141	8,384	96,629	54,169	(82,084)	135,239
Expenditures for segment assets	—	1,522	21,778	534	—	23,834

2004 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$57,619	$6,285	$—	$—	$—	$63,904
Policy fee income	—	2,003	—	—	—	2,003
Insurance premiums earned	—	401	—	—	—	401
Interest income	39	52	5,739	—	(758)	5,072
Gain on sale of notes receivable	—	—	2,448	—	27	2,475
Consulting fees	5,236	—	—	—	—	5,236
Initial franchise fees for basic services	8,795	—	—	—	—	8,795
Initial franchise fees for buyers assistance plans	8,122	—	—	—	—	8,122
Gain on sale of businesses	5,261	—	—	—	—	5,261
Other income	211	353	64	179	(153)	654
Total Operating Revenues	85,283	9,094	8,251	179	(884)	101,923
Interest expense	1,344	330	1,365	1,034	(806)	3,267
Commissions expense	46,725	2,875	—	—	—	49,600
Payroll expense	11,262	3,314	1,441	4,134	—	20,151
Insurance loss and loss expense incurred	—	(17)	—	—	—	(17)
Depreciation and amortization	429	254	973	848	—	2,504
Other operating expenses	15,929	2,047	1,121	(2,085)	(568)	16,444
Income Before Income Taxes	9,594	291	3,351	(3,752)	490	9,974
Segment assets	47,300	13,869	78,821	11,048	(42,551)	108,487
Expenditures for segment assets	8,215	—	4,882	1,634	—	14,731

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

11.	Related Party Information

Robert D. Orr, Chairman and Chief Executive Officer, and Leland G. Orr, Chief Financial Officer and Treasurer, own a controlling interest in Brooke Holdings, Inc. which owned 46.6% of the Company’s common stock at December 31, 2006.

Brooke Holdings, Inc., Robert D. Orr, Leland G. Orr, Anita F. Larson, Shawn T. Lowry, Michael S. Lowry and Kyle L. Garst have agreed to vote their shares of the Company’s common stock together and, as a group, they beneficially owned 6,598,720 shares, or 52.5%, of the Company’s common stock at December 31, 2006.

Shawn T. Lowry, President and Chief Executive Officer of Brooke Franchise Corporation and Vice President of the Company, and Michael S. Lowry, President and Chief Executive Officer of Brooke Credit Corporation, are the co-members of First Financial Group, L.C. In June 2001, First Financial Group, L.C., guaranteed 65% of a Brooke Credit Corporation loan to Palmer, L.L.C. of Baxter Springs, Kansas and received a 15% profit interest in Palmer, L.L.C. as consideration. The loan was originated on June 1, 2001 and the remaining balance of $771,000 was paid off in December 2006.

Kyle L. Garst, Senior Vice President of Brooke Franchise Corporation, is the sole manager and sole member of American Financial Group, L.L.C. In October 2001, First Financial Group, L.C. and American Financial Group, L.L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.50% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014. At December 31, 2006, all but an immaterial amount of the entire loan principal balance of $313,000 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $215,000, all of which is the recourse obligation by Brooke Credit Corporation on a loan participation balance.

Anita F. Larson, President and Chief Operating Officer of Brooke Corporation and Chairman of the Board of Brooke Credit Corporation, is married to John Arensberg, a partner in Arensberg Insurance of Overland Park, Kansas. Arensberg Insurance is a franchisee of Brooke Franchise Corporation pursuant to a standard form franchise agreement, and utilizes the administrative and processing services of Brooke Franchise Corporation’s service center employees pursuant to a standard form service center agreement. Brooke Franchise Corporation receives in excess of $135,000 in fees from the franchisee in connection with each of these agreements.

Anita K. Lowry is the sister of Robert D. Orr and Leland G. Orr and the mother of Shawn T. Lowry and Michael S. Lowry and is married to Don Lowry. Don and Anita Lowry are shareholders of American Heritage Agency, Inc. of Hays, Kansas. At December 31, 2006, Brooke Credit Corporation had no loans outstanding to American Heritage Agency as loan balances totaling $609,000 were paid off in September 2006.

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

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

In July 2002, the Company acquired 100% of the outstanding ownership interest of CJD & Associates, L.L.C. for an initial purchase price of $2,025,000. A portion of the initial purchase price has been allocated to Amortizable Intangible Assets as disclosed in footnote 1(g). The sellers are entitled to an increase of the initial purchase price equal to 30% of CJD & Associates’ monthly net revenues during the contingency period of September 1, 2003 to September 1, 2007. Any such purchase price increase shall be paid to the sellers monthly during the contingency period and, in accordance with paragraph 28 of FAS 141, “Business Combinations,” the payment shall be recorded as an asset when made. Additional payments of the purchase price have been made in the amount of $2,386,000 since the initial purchase.

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

In December 2005, CJD & Associates, L.L.C., a wholly owned subsidiary of the Company, sold DB Indemnity, Ltd. and The DB Group, Ltd. to Brooke Investments, Inc., another wholly owned subsidiary of the Company. DB Indemnity, Ltd. was sold for $2,152,000 and The DB Group, Ltd. was sold for $1,070,000.

In December 2006, the Company acquired for a price of $2,552,000 approximately 47% of First American Capital Corporation’s common stock for a price of $2,552,000, along with a warrant to purchase an additional 1,643,460 shares or 9% of the common stock. The warrant was exercisable for a purchase price of $448,000 after First American Capital’s Articles of Incorporation were amended by its shareholders to increase its authorized shares of common stock to 25 million shares. Following the exercise of the warrants on January 31, 2007, on a fully diluted basis, the Company owned approximately 55% of the shares of FACC capital stock then outstanding or subject to other outstanding warrants. As a part of the transaction, the Company’s brokerage subsidiary agreed in a Brokerage Agreement not to engage in any new managing general agent loan brokerage business after the closing and to then provide support and assistance to First American Capital Corporation’s life insurance brokerage subsidiary to enable it to thereafter conduct that business. In addition to cash compensation of $3,000,000 for the shares of common stock purchased at closing and upon the exercise of the warrant held by the Company, the Stock Purchase and Sale Agreement provides that Brooke shall pay to First American Capital Corporation up to $6,000,000 as additional consideration for such shares if $6,000,000 of pretax profits are not generated over a three-year period by the life insurance brokerage subsidiary in accordance with a specified schedule.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

13.	Stock-Based Compensation

The Company adopted SFAS, “Share-Based Payment,” on January 1, 2006. The Company’s net income and net income per common share would have been reduced to the pro forma amounts indicated below if compensation cost for the Company’s stock option plan had been determined based on the fair value at the grant date for awards in accordance with the provisions of SFAS 123R, “Share-Based Payment.” The earnings per share has been adjusted to reflect the 2-for-1 stock split in 2004.

(in thousands, except per share data)	2006	2005	2004
Net income:
As reported	$10,742	$9,705	$6,694
Pro forma		9,641	6,493
Basic earnings per share:
As reported	0.79	0.89	0.69
Pro forma		0.89	0.67
Diluted earnings per share:
As reported	0.76	0.86	0.65
Pro forma		0.86	0.63

The fair value of the options granted for the years ended December 31, 2006, 2005 and 2004 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

	2006	2005	2004
Expected term (in years)	5	6	2
Expected stock volatility	10%	10%	30%
Risk-free interest rate	5%	5%	5%
Dividend	1%	1%	1%
Fair value per share	$0.24	$0.29	$0.57

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

At December 31, 2006, there were no additional shares available for the grant of stock options under the Brooke Corporation 2001 Compensatory Stock Option Plan (“2001 Plan”), as the 2001 Plan terminated on April 27, 2006, except with respect to stock options then outstanding, upon the adoption on that date by the Company’s shareholders of the 2006 Brooke Corporation Equity Incentive Plan (“2006 Plan”). The 2006 Plan includes stock options, incentive stock options, restricted shares, stock appreciation rights, performance shares, performance units and restricted share units as possible equity compensation awards. The 2006 Plan provides that a maximum of 500,000 shares of common stock may be issued pursuant to awards granted under such Plan. No awards were granted under the 2006 Plan during the fiscal year ended December 31, 2006, and, accordingly, at that date there were 500,000 shares available for granting of stock-based awards under the 2006 Plan.

	Shares Under Option	Weighted Average Exercise Price
Outstanding, January 1, 2004	643,440	$2.84
Granted	16,000	9.45
Exercised	(46,670)	2.09
Terminated and expired	(50,220)	2.09

Outstanding December 31, 2004	562,550	3.07
Granted	24,400	23.49
Exercised	(187,030)	4.03
Terminated and expired	(40,580)	5.00

Outstanding, December 31, 2005	359,340	3.58
Granted	2,000	13.56
Exercised	(110,178)	2.92
Terminated and expired	(22,512)	4.12

Outstanding December 31, 2006	228,650	$3.36

130,652 options to purchase shares were exercisable at December 31, 2006. The following table summarizes information concerning outstanding and exercisable options at December 31, 2006.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.21 – $23.49	228,650	5.3	$3.36	130,652	$3.35

14.	Intangible Assets

There were no intangible assets with indefinite useful lives as of December 31, 2006, and December 31, 2005. The intangible assets with definite useful lives had a value of $8,196,000 and $6,092,000 at December 31, 2006, and December 31, 2005, respectively. Of these assets, $4,512,000 and $2,650,000, respectively, were recorded as a servicing asset on the balance sheet. The remaining assets were included in “Other Assets” on the balance sheet. Amortization expense was $1,204,000, $1,612,000 and $1,875,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

Amortization expense for amortizable intangible assets for the years ended December 31, 2007, 2008, 2009, 2010 and 2011 is estimated to be $1,497,000, $1,183,000, $977,000, $849,000 and $745,000, respectively.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

15.	Supplemental Cash Flow Disclosures

	2006	2005	2004
Supplemental disclosures: (in thousands)
Cash paid for interest	$9,054	$4,439	$2,586

Cash paid for income tax	$315	$4,624	$2,857

Business inventory decreased from December 31, 2005 to December 31, 2006. During the years ended December 31, 2006, 2005 and 2004, the statements of cash flows reflect the purchase of businesses into inventory provided by sellers totaling $12,221,000, $14,318,000 and $11,740,000, respectively, the write down to realizable value of inventory of $975,000, $0 and $130,000, respectively, and the change in inventory of $2,725,000, $4,036,000 and $655,000, respectively.

(in thousands)	December 31, 2006	December 31, 2005	December 31, 2004
Purchase of business inventory	$(25,254)	$(27,536)	$(18,996)
Sale of business inventory	39,225	37,818	29,951

Net cash provided from sale of business inventory	13,971	10,282	10,955
Cash provided by sellers of business inventory	(12,221)	(14,318)	(11,740)
Write down to realizable value of inventory	975	—	130

(Increase) decrease in inventory on balance sheet	$2,725	$(4,036)	$(655)

16.	Statutory Requirements

DB Indemnity, Ltd. is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $120,000, a percentage of outstanding losses or a given fraction of net written premiums. At December 31, 2006, the Company was required to maintain a statutory capital and surplus of $120,000. Actual statutory capital and surplus was $2,410,000 and $2,147,000 at December 31, 2006, and 2005, respectively. Of the actual statutory capital $120,000 and $120,000 is fully paid up share capital, and, accordingly, all of the retained earnings and contributed surplus were available for payment of dividends to shareholders.

DB Indemnity, Ltd. is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets are not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and deposits, investment income accrued and insurance balances receivable. Certain categories of assets do not qualify as relevant assets under the statute. The relevant liabilities are total general business insurance reserves and total other liabilities, less sundry liabilities. DB Indemnity, Ltd. was required to maintain relevant assets of at least $2,017,000 and $564,000 at December 31, 2006, and 2005, respectively. At December 31, 2006 and 2005, relevant assets were $5,099,000 and $2,900,000, respectively. The minimum liquidity ratio was, therefore, met.

The DB Group, Ltd. is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $1,000,000, a percentage of outstanding losses or a given fraction of net written premiums. At December 31, 2006, the Company was required to maintain a statutory capital and surplus of $1,000,000. Actual statutory capital and surplus was $1,263,000 and $1,063,000 at December 31, 2006, and 2005, respectively. Of the actual statutory capital $1,102,000 and $1,102,000 is fully paid up share capital and contributed surplus, and, accordingly, all of the retained earnings were available for payment of dividends to shareholders.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

The DB Group, Ltd. was required to maintain relevant assets of at least $65,000 and $0 at December 31, 2006, and 2005, respectively. At December 31, 2006 and 2005, relevant assets were $1,349,000 and $1,063,000, respectively. The minimum liquidity ratio was, therefore, met.

First Life America, Inc. (“FLAC”), the life insurance subsidiary of First American Capital Corporation (“FACC”) prepares its statutory-basis financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by the Kansas Insurance Department (“KID”). Currently, “prescribed” statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual and a variety of other NAIC publications. “Permitted” statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. During 1998, the NAIC adopted codified statutory accounting principles (“Codification”). Codification replaced the NAIC Accounting Practices and Procedures Manual and was effective January 1, 2001. The impact of Codification was not material to FLAC’s statutory-basis financial statements.

Net income for 2006 and capital and surplus at December 31, 2006 for First American Capital Corporation’s insurance operations as reported in these financial statements prepared in accordance with GAAP as compared to amounts reported in accordance with SAP prescribed or permitted by the KID are as follows:

GAAP		SAP
Net Income (loss)	Capital and Surplus	Net Income (loss)	Capital and Surplus
254,517	7,659,130	215,257	3,695,244

Principal differences between GAAP and SAP include: a) costs of acquiring new policies are deferred and amortized for GAAP; b) benefit reserves are calculated using more realistic investment, mortality and withdrawal assumptions for GAAP; c) statutory asset valuation reserves are not required for GAAP; and d) available-for-sale fixed maturity investments are reported at fair value with unrealized gains and losses reported as a separate component of shareholders’ equity for GAAP.

Statutory restrictions limit the amount of dividends, which may be paid by FLAC to FACC. Generally, dividends during any year may not be paid without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholders’ surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. In addition, FLAC must maintain the minimum statutory capital and surplus required for life insurance companies in those states in which it is licensed to transact life insurance business.

The KID imposes on insurance enterprises minimum risk-based capital (“RBC”) requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighing factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by ratio of the enterprises regulatory total adjusted capital, as defined by the NAIC, to

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

its authorized control level RBC, as defined by the NAIC. Enterprise’s below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. FLAC has a ratio that is in excess of the minimum RBC requirements; accordingly, the Company’s management believes that FLAC meets the RBC requirements.

17.	Reinsurance

In order to reduce the risk of financial exposure to adverse underwriting results, insurance companies reinsure a portion of their risks with other insurance companies. FLAC has entered into agreements with Generali USA Life Reassurance Company (“Generali”) of Kansas City, Missouri, Optimum Re Insurance Company (“Optimum Re”) of Dallas, Texas, and Wilton Reassurance Company (“Wilton Re”) of Wilton, CT, to reinsure portions of the life insurance risks it underwrites. Pursuant to the terms of the agreements, FLAC retains a maximum coverage exposure of $50,000 on any one insured. At December 31, 2006, FLAC ceded inforce amounts totaling $27,436,000 of ordinary business and $31,184,000 of accidental death benefit risk.

Pursuant to the terms of the agreement with Generali, FLAC generally pays no reinsurance premiums on first year individual business. However, SFAS No. 113 requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsurance policies. FLAC records this unpaid premium as “reinsurance premiums payable” in the accompanying balance sheet and as “reinsurance premiums ceded” in the accompanying income statement. At December 31, 2006, the unpaid reinsurance premiums net of amortization totaled $11,489. To the extent that the reinsurance companies are unable to fulfill their obligations under the reinsurance agreements, FLAC remains primarily liable for the entire amount at risk.

FLAC is party to an Automatic Retrocession Pool Agreement (the "Reinsurance Pool") with Optimum Re, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re's retention on business ceded to Optimum Re by the other parties to the Reinsurance Pool. FLAC's maximum exposure on any one insured under the Reinsurance Pool is $50,000. During 2006, FLAC assumed inforce amounts totaling $22,377,000.

18.	Contingencies

In July 2002, the Company entered into an agreement to purchase CJD & Associates, L.L.C. The sellers are entitled to an increase of the initial purchase price equal to 30% of CJD & Associates’ monthly net revenues during the contingency period of October 1, 2003 to October 1, 2007. Additional payments of the purchase price have been made in the amount of $2,386,000 since the initial purchase. Based on historical trends, the Company estimates remaining payments to the sellers of $578,000 in the fiscal year 2007.

In December 2006, the Company closed on a Stock Purchase and Sale Agreement with First American Capital Corporation, a Kansas corporation (“FACC”), pursuant to which, among other things, the Company acquired at closing for a cash price of $2,552,132 a total of 3,742,943 shares of common stock, representing approximately 46.8% of FACC common stock then outstanding, along with a warrant to purchase 1,643,460 shares of additional common stock for an additional purchase price of $447,818. In addition to cash compensation totaling $3 million for the shares of common stock purchased at closing or upon the subsequent exercise of warrants, the Stock Purchase and Sale Agreement provides that the Company shall pay to FACC up to $6 million as additional consideration for such shares if $6 million of pretax profits are not generated over a three-year period by the life insurance brokerage subsidiary in accordance with the following schedule: (i) at

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

least One Million Five Hundred Thousand Dollars ($1,500,000) of pretax profits during the twelve-months ended September 30, 2007, (ii) at least Two Million Dollars ($2,000,000) of pretax profits during the twelve-months ended September 30, 2008, and (iii) at least Two Million Five Hundred Thousand Dollars ($2,500,000) of pretax profits during the twelve-months ended September 30, 2009.

Various lawsuits have arisen in the ordinary course of the Company’s business. In each of the matters and collectively, the Company believes the ultimate resolution of such litigation will not result in any material adverse impact to the financial condition, operations or cash flows of the Company.

19.	Foreign Currency Translation

In March 2005, Brooke Credit Corporation formed a Canadian subsidiary, Brooke Canada Funding, Inc. Until February 2006, the subsidiary conducted limited operations and did not own any assets. During February 2006, a $10,000,000 (Canadian dollars) line of credit was established with the Canadian Branch of Fifth Third Bank, as disclosed in footnote 4. The current operations of Brooke Canada Funding, Inc. consist of the funding of loans in Canada for Brooke Credit Corporation.

The financial position and results of operations of the Canadian subsidiary are determined using local currency, Canadian dollars, as the functional currency. Assets and liabilities of the subsidiary are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the weighted average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account which is a piece of the accumulated other comprehensive income within shareholders’ equity. The amount of the gross translation adjustment included in accumulated other comprehensive income at December 31, 2006 was $179,000. The amount of the translation adjustment that was allocated to taxes was $68,000 which results in a net effect of $111,000 on accumulated other comprehensive income at December 31, 2006.

20.	New Accounting Standards

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155, “Accounting for Certain Hybrid Instruments “, an amendment of SFAS 133 and 140. The provisions of this standard allow financial instruments that have embedded derivatives to be accounted for as a whole instrument if the holder elects to account for the whole instrument on a fair value basis, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The new standard also amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, which, for the Company, is fiscal year 2007. The residual interests in securitizations are freestanding instruments, not hybrid instruments, and do not contain any material embedded derivatives requiring separation from the host contract. The Company does not anticipate a material effect on its consolidated financial statements by the issuance of SFAS 155.

In March 2006, the FASB issued an amendment to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The amendment was SFAS 156, “Accounting for Servicing of Financial Assets.” This Statement requires servicing assets and liabilities to be initially valued at fair value. This provision does not have a material impact to the Company’s financial statements, as the servicing assets and liabilities have initially been valued at fair value. In addition, this Statement permits an entity to choose to

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

continue to amortize servicing rights in proportion to and over the period of estimated net servicing income, as currently required under SFAS 140, or report servicing rights at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. The effective date of this Statement is as of the beginning of the first fiscal year that begins after September 15, 2006, which, for the Company, is fiscal year 2007. However, the Company elected to early adopt this Statement as of December 31, 2005 and continues to value servicing assets and liabilities based on the amortization method. Therefore, there is not a material impact to the financial statements.

On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006, which, for the Company, is fiscal year 2007. Management is currently assessing what impact, if any, the application of this standard could have on the Company’s results of operations and financial position.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Application of this standard is required for the Company beginning in 2008. Management is currently assessing what impact, if any, the application of this standard could have on the Company’s results of operations and financial position.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement is effective as of the end of the fiscal year ending after December 15, 2006, which, for the Company, is fiscal year 2007. The Company believes this will not have a material impact to the financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for an entity’s first fiscal year that begins after November 15, 2007, which, for the Company, is fiscal year 2008. Management is currently assessing what impact, if any, the application of this standard could have on the Company’s results of operations and financial position.

21.	Subsequent Events

On January 8, 2007, the Company completed the acquisition of Generations Bank, a federal savings bank, by purchasing for $10.1 million in cash all of the issued and outstanding capital stock of the Bank from Kansas City Life Insurance Company pursuant to a Stock Purchase Agreement dated January 23, 2006. Brooke Corporation assigned its rights and obligations under the Agreement to its wholly owned subsidiary, Brooke Brokerage Corporation, prior to the closing. The Bank will operate under the name Brooke Savings Bank, with the main retail banking office for the Bank relocated from Kansas City, Missouri, to Phillipsburg, Kansas, and administrative offices of the Bank relocated to the Company’s Overland Park, Kansas office.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

On February 14, 2007, First American Capital Corporation and Brooke Brokerage Corporation announced that they had entered into a definitive agreement by which FACC would acquire all of the outstanding capital stock of Brooke Savings Bank from Brooke Brokerage Corporation in exchange for 6,047,904 shares of FACC’s common stock with a value of approximately $10.1 million. Consummation of the transaction is subject to regulatory approvals and other closing conditions and is expected to close on or before the first quarter of 2008. Based on current outstanding shares of the First American Capital Corporation common stock, the proposed transaction would result in an increase of the Company’s direct and indirect ownership of First American Capital Corporation from its current level of approximately 55 percent to approximately 72 percent on a fully diluted basis.

In February 2007, the Company entered into a definitive agreement by which Brooke Credit Corporation, its finance company subsidiary, will merge with Oakmont Acquisition Corp. (“Oakmont”). Oakmont is a blank check or special purpose acquisition company formed for the purpose of investing in an operating business. At September 30, 2006, Oakmont had approximately $48,613,000 in cash available for effecting a business combination. Under the terms of the agreement and subject to the necessary approvals, Brooke Credit will merge with and into Oakmont, with the surviving company operating under the name of Brooke Credit Corporation. At closing, the Company and other shareholders and warrant holders of Brooke Credit Corporation will receive merger consideration of 17,455,000 shares of Oakmont common stock with a value of approximately $104,731,000, assuming a $6.00 stock price. The Company and other shareholders and warrant holders will receive an additional 4,000,000 shares of Oakmont common stock should Brooke Credit achieve adjusted earnings of $15,000,000 in 2007, and an additional 1,000,000 million shares should Brooke Credit achieve adjusted earnings of $19,000,000 based on the same computation in 2008. At the closing of the transaction, the Company and other former shareholders of Brooke Credit Corporation will own approximately 58.2% of the outstanding shares of common stock of Oakmont. Giving effect to the increased shares in the event the financial goals are achieved during 2007 and 2008, the Company and other former shareholders of Brooke Credit Corporation would own approximately 63.6% of the outstanding shares of common stock of Oakmont. These percentages of the Company’s ownership of Oakmont common stock do not reflect the effect of any exercise of any outstanding Oakmont warrants; however, do reflect the effect of outstanding Brooke Credit warrants. If all of Oakmont outstanding warrants are exercised, then Brooke Credit would receive up to approximately $85,752,000 in additional equity, and the ownership interest of the Company and other former shareholders of Brooke Credit Corporation would decrease to approximately 41.8% of Oakmont’s outstanding shares, assuming the 2007 and 2008 financials goals are achieved, and approximately 36.1% of outstanding shares if the financial goals are not achieved.

In February 2007, First Life Brokerage, Inc., a subsidiary of First American Capital Corporation, changed its name to Brooke Capital Advisors, Inc.

In March 2007, the Company purchased 748,000 shares of Northern Capital, Inc. Class B Convertible Preferred Stock at a price of $2.50 per share. Northern Capital, Inc. is a managing general agent that owns a Florida insurance company.

22.	Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

Brooke Corporation

Notes to Consolidated Financial Statements—(Continued)

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

23.	Quarterly Operating Results (unaudited)

Operating results for the quarters ended 2006 and 2005 were as follows:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006
Total revenues	$41,186	$45,565	$48,695	$44,249
Total expenses	35,572	40,957	44,639	41,793
Income before income taxes	5,614	4,608	4,056	2,456
Net income per share:
Basic	0.28	0.23	0.20	0.08
Diluted	0.27	0.22	0.18	0.08
2005
Total revenues	$35,648	$33,399	$37,085	$39,286
Total expenses	30,353	30,071	34,118	35,910
Income before income taxes	5,295	3,328	2,967	3,376
Net income per share:
Basic	0.36	0.21	0.19	0.21
Diluted	0.34	0.20	0.18	0.20

The earnings per share is based on the weighted average number of shares outstanding at the end of each quarter. In September 2006 the Company issued an additional 20,000 shares of convertible preferred stock. In August 2005 the Company had a secondary offering that issued an additional 2,875,000 shares of common stock. This affected the weighted average shares outstanding for the year which affects the annual earnings per share reported on the consolidated statement of operations.

Quarterly financial information is affected by seasonal variations. The timing of contingent commissions, policy renewals and acquisitions may cause revenues, expenses and net income to vary significantly between quarters.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in our independent registered public accounting firm during the two most recent fiscal years and no disagreements with our independent registered public accounting firm requiring disclosure under the rules of the Securities and Exchange Commission.

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

There is no information required to be reported in a current report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2006 that was not reported in a Form 8-K during such quarter.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item with respect to our directors, a code of ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Elections of Directors,” “Corporate Governance and Board Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2006, and is incorporated herein by reference. Information called for by this item with respect to our executive officers is included in Item 4A, “Executive Officers of the Registrant,” in this report on Form 10-K and is incorporated herein by reference.

We have adopted several policies with respect to corporate governance including a General Governance policy and procedure, a Conflicts of Interest policy, an Ethics policy, an Insider Trading policy, and a Whistle Blowing policy. The Ethics policy contains a “code of ethics” designed to promote compliance with applicable laws and regulations, and to promote integrity in business operations, decision-making and communications with the public. The “code of ethics” applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and to all officers, directors and all of our employees. Copies of these written policies will be provided free of charge by writing to: Brooke Corporation, Attention: Secretary, 10950 Grandview Drive, Suite 600, Overland Park, Kansas 66210.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2006, in the sections entitled “Corporate Governance and Board Matters,” and “Executive Compensation,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2006, in the section entitled “Principal Stockholders and Security Ownership of Management,” and in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” in this report on Form 10-K in the section entitled “Securities Authorized for Issuance under Equity Compensation Plans,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2006, in the sections entitled “Elections of Directors,” “Corporate Governance and Board Matters,” and “Certain Relationships and Related Transactions,” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2006, in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm,” under the subsection entitled “Fees of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

3. The following is a complete list of exhibits filed as part of this Form 10-K. Exhibits shown as previously filed are incorporated by reference. Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.		Description
3.01		Amendment and Restatement to the Articles of Incorporation filed on March 31, 2005 as Exhibit 3.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.02		Certificate of Amendment to and Restatement of the Bylaws filed as Exhibit 3.(ii) to the registrant’s current report on Form 8-K filed on February 1, 2005.

3.03		Certificate of Designation pertaining to the Series 2002A Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002, filed on March 31, 2005 as Exhibit 3.3 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.04		Certificate of Designation pertaining to the Series 2002B Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002, filed on March 31, 2005 as Exhibit 3.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.05		Certificate of Designation pertaining to the Series 2003 Convertible Preferred stock filed with the Secretary of State of Kansas on May 1, 2003, filed on March 31, 2005 as Exhibit 3.5 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.06		Certificate to Redesignate the Series 2003 Convertible Preferred Stock filed with the Secretary of State of Kansas on September 15, 2006, filed on September 19, 2006 as Exhibit 3.01 to the registrant’s current report on Form 8-K filed on September 19, 2006.

3.07		Certificate of Designations, Preferences and Rights of 13% Perpetual Convertible Preferred Stock Series 2006 filed with the Secretary of State of Kansas on September 15, 2006, filed on September 19, 2006 as Exhibit 4.01 to the registrant’s current report on Form 8-K filed on September 19, 2006.

3.08		Certificate of Correction to the Certificate of Designations, Preferences and Rights of 13% Perpetual Convertible Preferred Stock Series 2006 filed with the Secretary of State of Kansas on September 15, 2006, filed on September 19, 2006 as Exhibit 4.02 to the registrant’s current report on Form 8-K filed September 19, 2006.

4.01		Form of Warrant, dated as of September 15, 2006, filed as Exhibit 10.03 to the registrant’s current report on Form 8-K filed on September 19, 2006.

10.01	*	Brooke Corporation 2001 Compensatory Stock Option Plan filed as Exhibit 99.01 to the registrant’s registration statement on Form S-8 filed on February 26, 2002.

10.02	*	2006 Brooke Corporation Equity Incentive Plan, filed as Appendix B to the registrant’s definitive proxy statement filed on March 24, 2006.

10.03	*	Executive Employment Agreement between Brooke Corporation and Robert D. Orr filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.04	*	Executive Employment Agreement between Brooke Corporation and Leland G. Orr filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.05	*	Executive Employment Agreement between Brooke Corporation and Anita F. Larson filed as Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.06	*	Executive Employment Agreement between Brooke Credit Corporation and Michael S. Lowry filed as Exhibit 10.4 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.07	*	Executive Employment Agreement between Brooke Franchise Corporation and Shawn T. Lowry filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 1, 2005.

Exhibit No.		Description
10.08	*	Executive Employment Agreement between CJD & Associates, L.L.C. and Michael S. Hess (terminated December 31, 2006) filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 1, 2005.

10.09	*	Executive Employment Agreement between Brooke Franchise Corporation and Kyle L. Garst filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 30, 2005.

10.10		Amended and Restated Credit and Security Agreement, dated as of August 29, 2006, among Brooke Credit Funding, LLC, as Borrower, Brooke Credit Corporation, as Seller and Subservicer, Brooke Corporation, as Master Agent Servicer and Performance Guarantor, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as Agent, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 31, 2006.

10.11		Note dated August 27, 2004 of Brooke Credit Funding, LLC to Autobahn Funding Company LLC relating to the Credit and Security Agreement filed on March 31, 2005 as Exhibit 10.13 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

10.12		Securities Purchase Agreement, dated as of September 15, 2006, by and between Brooke Corporation and HBK Master Fund L.P., filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on September 19, 2006.

10.13		Registration Rights Agreement, dated as of September 15, 2006, by and between Brooke Corporation and HBK Master Fund L.P., filed as Exhibit 10.02 to the registrant’s current report on Form 8-K filed on September 19, 2006.

10.14		Receivables Financing Agreement, dated as of September 15, 2006, among Brooke Warehouse Funding, LLC, as Borrower, Brooke Credit Corporation, as Seller and Subservicer, and Fifth Third Bank, as Lender, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 21, 2006.

10.15		Amendment No. 1 to Receivables Financing Agreement, dated as of February 28, 2007, among Brooke Warehouse Funding, LLC, Brooke Credit Corporation, and Fifth Third Bank.

10.16		Stock Purchase Agreement dated January 23, 2006, between Brooke Corporation and Kansas City Life Insurance Company relating to Generations Bank filed as Exhibit 10 to the registrant’s current report on Form 8-K filed on January 26, 2006.

10.17		Amendment dated November 17, 2006 between Brooke Corporation and Kansas City Life Insurance Company relating to the Stock Purchase Agreement dated January 23, 2006 regarding Generations Bank, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 21, 2006.

10.18		Stock Purchase and Sale Agreement, dated as of October 6, 2006, by and between Brooke Corporation and First American Capital Corporation, filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on October 10, 2006.

10.19		Brokerage Agreement dated December 8, 2006 by and between CJD & Associates, L.L.C. and First Life Brokerage, Inc., filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on December 11, 2006.

10.20		Note and Warrant Purchase Agreement dated October 31, 2006 among Brooke Credit Corporation, Falcon Mezzanine Partners II, LP, FMP II Co-Investment, LLC, and JZ Equity Partners PLC relating to $45,000,000 Principal Amount Senior Secured Notes Due April 30, 2013, filed as Exhibit 10.17 to the registrant’s Pre-Effective Amendment No. 1 to the Form S-1 Registration Statement, filed on November 3, 2006.

Exhibit No.	Description

10.21	Brooke Credit Corporation Senior Secured Note dated October 31, 2006 issued to Falcon Mezzanine Partners II, LP, filed as Exhibit 10.18 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 3, 2006.

10.22	Brooke Credit Corporation Senior Secured Note dated October 31, 2006 issued to FMP II Co-Investment, LLC, filed as Exhibit 10.19 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 3, 2006.

10.23	Brooke Credit Corporation Senior Secured Note dated October 31, 2006 issued to JZ Equity Partners PLC, filed as Exhibit 10.20 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 3, 2006.

10.24	Brooke Credit Corporation Warrant dated as of October 31, 2006 issued to Falcon Mezzanine Partners II, LP, filed as Exhibit 10.21 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 7, 2006.

10.25	Brooke Credit Corporation Warrant dated as of October 31, 2006 issued to FMP II Co-Investment, LLC, filed as Exhibit 10.22 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 7, 2006.

10.26	Brooke Credit Corporation Warrant dated as of October 31, 2006 issued to JZ Equity Partners PLC, filed as Exhibit 10.23 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 7, 2006.

10.27	Security Agreement dated as of October 31, 2006 among Brooke Credit Corporation, FMP Agency Services, LLC and other parties thereto, filed as Exhibit 10.24 to the registrant’s Pre-Effective Amendment No. 1 to the Form S-1 Registration Statement, filed on November 3, 2006.

10.28	Agreement and Plan of Merger dated February 8, 2007 by and among Oakmont Acquisition Corp., Oakmont Kansas, Inc., Brooke Credit Corporation and Brooke Corporation, filed as Exhibit 2.1 to the registrant’s current report on Form 8-K filed on February 9, 2007.

21.01	Subsidiaries of Brooke Corporation.

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	- Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKE CORPORATION

/S/ ROBERT D. ORR
Robert D. Orr, Chairman of the Board, Chief Executive Officer and Director

Date: March 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/S/ ROBERT D. ORR Robert D. Orr	Chairman of the Board, Chief Executive Officer and Director	March 6, 2007

/S/ ANITA F. LARSON Anita F. Larson	President, Chief Operating Officer and Director	March 6, 2007

/S/ LELAND G. ORR Leland G. Orr	Chief Financial Officer, Treasurer, Assistant Secretary and Director	March 6, 2007

/S/ SHAWN T. LOWRY Shawn T. Lowry	Vice President and Director	March 2, 2007

/S/ JOHN L. ALLEN John L. Allen	Director	March 2, 2007

/S/ JOE L. BARNES Joe L. Barnes	Director	March 5, 2007

/S/ MITCHELL G. HOLTHUS Mitchell G. Holthus	Director	March 6, 2007

/S/ DERROL D. HUBBARD	Director	March 5, 2007
Derrol D. Hubbard

INDEX TO EXHIBITS

The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K. Exhibits shown as previously filed are incorporated by reference.

Exhibit No.		Description

3.01		Amendment and Restatement to the Articles of Incorporation filed on March 31, 2005 as Exhibit 3.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.02		Certificate of Amendment to and Restatement of the Bylaws filed as Exhibit 3.(ii) to the registrant’s current report on Form 8-K filed on February 1, 2005.

3.03		Certificate of Designation pertaining to the Series 2002A Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002, filed on March 31, 2005 as Exhibit 3.3 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.04		Certificate of Designation pertaining to the Series 2002B Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002, filed on March 31, 2005 as Exhibit 3.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.05		Certificate of Designation pertaining to the Series 2003 Convertible Preferred stock filed with the Secretary of State of Kansas on May 1, 2003, filed on March 31, 2005 as Exhibit 3.5 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.06		Certificate to Redesignate the Series 2003 Convertible Preferred Stock filed with the Secretary of State of Kansas on September 15, 2006, filed on September 19, 2006 as Exhibit 3.01 to the registrant’s current report on Form 8-K filed on September 19, 2006.

3.07		Certificate of Designations, Preferences and Rights of 13% Perpetual Convertible Preferred Stock Series 2006 filed with the Secretary of State of Kansas on September 15, 2006, filed on September 19, 2006 as Exhibit 4.01 to the registrant’s current report on Form 8-K filed on September 19, 2006.

3.08		Certificate of Correction to the Certificate of Designations, Preferences and Rights of 13% Perpetual Convertible Preferred Stock Series 2006 filed with the Secretary of State of Kansas on September 15, 2006, filed on September 19, 2006 as Exhibit 4.02 to the registrant’s current report on Form 8-K filed September 19, 2006.

4.01		Form of Warrant, dated as of September 15, 2006, filed as Exhibit 10.03 to the registrant’s current report on Form 8-K filed on September 19, 2006.

10.01	*	Brooke Corporation 2001 Compensatory Stock Option Plan filed as Exhibit 99.01 to the registrant’s registration statement on Form S-8 filed on February 26, 2002.

10.02	*	2006 Brooke Corporation Equity Incentive Plan, filed as Appendix B to the registrant’s definitive proxy statement filed on March 24, 2006.

10.03	*	Executive Employment Agreement between Brooke Corporation and Robert D. Orr filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.04	*	Executive Employment Agreement between Brooke Corporation and Leland G. Orr filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.05	*	Executive Employment Agreement between Brooke Corporation and Anita F. Larson filed as Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.06	*	Executive Employment Agreement between Brooke Credit Corporation and Michael S. Lowry filed as Exhibit 10.4 to the registrant’s current report on Form 8-K filed on March 4, 2005.

Exhibit No.		Description

10.07	*	Executive Employment Agreement between Brooke Franchise Corporation and Shawn T. Lowry filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 1, 2005.

10.08	*	Executive Employment Agreement between CJD & Associates, L.L.C. and Michael S. Hess (terminated December 31, 2006) filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 1, 2005.

10.09	*	Executive Employment Agreement between Brooke Franchise Corporation and Kyle L. Garst filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 30, 2005.

10.10		Amended and Restated Credit and Security Agreement, dated as of August 29, 2006, among Brooke Credit Funding, LLC, as Borrower, Brooke Credit Corporation, as Seller and Subservicer, Brooke Corporation, as Master Agent Servicer and Performance Guarantor, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as Agent, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 31, 2006.

10.11		Note dated August 27, 2004 of Brooke Credit Funding, LLC to Autobahn Funding Company LLC relating to the Credit and Security Agreement filed on March 31, 2005 as Exhibit 10.13 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

10.12		Securities Purchase Agreement, dated as of September 15, 2006, by and between Brooke Corporation and HBK Master Fund L.P., filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on September 19, 2006.

10.13		Registration Rights Agreement, dated as of September 15, 2006, by and between Brooke Corporation and HBK Master Fund L.P., filed as Exhibit 10.02 to the registrant’s current report on Form 8-K filed on September 19, 2006.

10.14		Receivables Financing Agreement, dated as of September 15, 2006, among Brooke Warehouse Funding, LLC, as Borrower, Brooke Credit Corporation, as Seller and Subservicer, and Fifth Third Bank, as Lender, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 21, 2006.

10.15		Amendment No. 1 to Receivables Financing Agreement, dated as of February 28, 2007, among Brooke Warehouse Funding, LLC, Brooke Credit Corporation, and Fifth Third Bank.

10.16		Stock Purchase Agreement dated January 23, 2006, between Brooke Corporation and Kansas City Life Insurance Company relating to Generations Bank filed as Exhibit 10 to the registrant’s current report on Form 8-K filed on January 26, 2006.

10.17		Amendment dated November 17, 2006 between Brooke Corporation and Kansas City Life Insurance Company relating to the Stock Purchase Agreement dated January 23, 2006 regarding Generations Bank, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 21, 2006.

10.18		Stock Purchase and Sale Agreement, dated as of October 6, 2006, by and between Brooke Corporation and First American Capital Corporation, filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on October 10, 2006.

10.19		Brokerage Agreement dated December 8, 2006 by and between CJD & Associates, L.L.C. and First Life Brokerage, Inc., filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on December 11, 2006.

10.20		Note and Warrant Purchase Agreement dated October 31, 2006 among Brooke Credit Corporation, Falcon Mezzanine Partners II, LP, FMP II Co-Investment, LLC, and JZ Equity Partners PLC relating to $45,000,000 Principal Amount Senior Secured Notes Due April 30, 2013, filed as Exhibit 10.17 to the registrant’s Pre-Effective Amendment No. 1 to the Form S-1 Registration Statement, filed on November 3, 2006.

Exhibit No.	Description

10.21	Brooke Credit Corporation Senior Secured Note dated October 31, 2006 issued to Falcon Mezzanine Partners II, LP, filed as Exhibit 10.18 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 3, 2006.

10.22	Brooke Credit Corporation Senior Secured Note dated October 31, 2006 issued to FMP II Co-Investment, LLC, filed as Exhibit 10.19 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 3, 2006.

10.23	Brooke Credit Corporation Senior Secured Note dated October 31, 2006 issued to JZ Equity Partners PLC, filed as Exhibit 10.20 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 3, 2006.

10.24	Brooke Credit Corporation Warrant dated as of October 31, 2006 issued to Falcon Mezzanine Partners II, LP, filed as Exhibit 10.21 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 7, 2006.

10.25	Brooke Credit Corporation Warrant dated as of October 31, 2006 issued to FMP II Co-Investment, LLC, filed as Exhibit 10.22 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 7, 2006.

10.26	Brooke Credit Corporation Warrant dated as of October 31, 2006 issued to JZ Equity Partners PLC, filed as Exhibit 10.23 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 7, 2006.

10.27	Security Agreement dated as of October 31, 2006 among Brooke Credit Corporation, FMP Agency Services, LLC and other parties thereto, filed as Exhibit 10.24 to the registrant’s Pre-Effective Amendment No. 1 to the Form S-1 Registration Statement, filed on November 3, 2006.

10.28	Agreement and Plan of Merger dated February 8, 2007 by and among Oakmont Acquisition Corp., Oakmont Kansas, Inc., Brooke Credit Corporation and Brooke Corporation, filed as Exhibit 2.1 to the registrant’s current report on Form 8-K filed on February 9, 2007.

21.01	Subsidiaries of Brooke Corporation.

23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	- Indicates management contract or compensatory plan or arrangement.