Form 10-Q
period 2007-03-31
BROOKE CORP
filed 2007-04-25
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

As of March 31, 2007, there were 12,686,386 shares of the registrant’s sole class of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Brooke Corporation

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

ASSETS

	March 31, 2007	December 31, 2006
Current Assets
Cash	$19,268	$21,203
Restricted cash	1,236	1,250
Investments	55,496	18,027
Accounts and notes receivable, net	118,626	186,754
Income tax receivable	1,075	480
Other receivables	8,880	1,601
Securities	81,099	50,322
Interest-only strip receivable	4,148	4,497
Deposits	217	873
Prepaid expenses	2,089	503
Advertising supply inventory	560	462

Total Current Assets	292,694	285,972

Investment in Businesses	5,965	2,333

Property and Equipment
Cost	21,956	20,198
Less: Accumulated depreciation	(5,215)	(4,404)

Net Property and Equipment	16,741	15,794

Other Assets
Amortizable intangible assets	10,449	5,216
Less: Accumulated amortization	(1,833)	(1,728)
Goodwill	3,022	—
Contract database	159	196
Servicing asset	3,985	4,512
Deferred charges	11,508	11,094
Other assets	467	—

Net Other Assets	27,757	19,290

Total Assets	$343,157	$323,389

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31, 2007	December 31, 2006
Current Liabilities
Accounts payable	$19,769	$12,944
Premiums payable to insurance companies	9,543	6,925
Deposits	29,452	—
Federal funds purchased	6,760	—
Policy and contract liabilities	22,234	20,184
Payable under participation agreements	32,453	26,849
Accrued commission refunds	1,395	645
IBNR loss reserve	7,615	350
Unearned insurance premiums	4,497	75
Income tax payable	1,559	4,293
Deferred income tax payable	2,023	1,439
Warrant liability	900	900
Short-term debt	28,107	107,602
Current maturities of long-term debt	28,460	14,401

Total Current Liabilities	194,767	196,607
Non-current Liabilities
Warrant liability	2,703	2,821
Deferred income tax payable	10,469	6,155
Servicing liability	21	24
Long-term debt less current maturities	68,093	55,790

Total Liabilities	276,053	261,397

Minority Interest in subsidiary	4,673	5,464
Stockholders’ Equity
Common stock, $0.01 par value, 99,500,000 shares authorized, 12,686,386 and 12,553,726 shares issued and outstanding	127	126
Preferred stock series 2002 and 2002A, $25 par value, 110,000 shares authorized, 49,667 shares issued outstanding	1,242	1,242
Preferred stock series 2002B, $32 par value, 34,375 authorized, 24,331 shares issued and outstanding	779	779
Preferred stock series 2006, $1 par value, 20,000 authorized, 20,000 shares issued and outstanding	20	20
Additional paid-in capital on preferred stock series 2006	18,576	18,576
Discount on preferred stock series 2006	(4,050)	(4,725)
Additional paid-in capital	36,462	36,139
Retained earnings	7,897	4,077
Accumulated other comprehensive income	1,378	294

Total Stockholders’ Equity	62,431	56,528

Total Liabilities and Stockholders’ Equity	$343,157	$323,389

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Operations

UNAUDITED

(in thousands, except per share data)

	For three months Ended March 31, 2007	For three months Ended March 31, 2006
Operating Revenues
Insurance commissions	$32,736	$27,453
Interest income (net)	8,368	3,339
Consulting fees	315	2,181
Gain on sale of businesses	681	467
Initial franchise fees for basic services	12,870	5,560
Initial franchise fees for buyer assistance plans	385	1,357
Gain on sale of notes receivable	7,123	521
Insurance premiums earned	1,148	85
Policy fee income	102	138
Other income	296	85

Total Operating Revenues	64,024	41,186

Operating Expenses
Commissions expense	23,372	19,184
Payroll expense	7,890	7,318
Depreciation and amortization	989	514
Insurance loss and loss expense incurred	978	—
Other operating expenses	15,359	7,114
Other operating interest expense	1,815	308

Total Operating Expenses	50,403	34,438

Income from Operations	13,621	6,748

Other Expenses
Interest expense	2,660	1,134
Minority interest in subsidiary	(36)	—

Total Other Expenses	2,624	1,134

Income Before Income Taxes	10,997	5,614
Income tax expense	4,188	2,082

Net Income	$6,809	$3,532

Net Income per Share:
Basic	$0.48	$0.28
Diluted	$0.48	$0.27

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity

UNAUDITED

(in thousands, except common shares)

	Common Shares	Common Stock	Preferred Stock	Preferred Add’l Paid- In Capital	Preferred Stock Discount	Add’l Paid- In Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
Balances, December 31, 2005	12,443,548	$124	$2,021	$—	$—	$35,819	$3,015	$482	$41,461
Dividends paid					675		(9,680)		(9,005)
Equity issuance from stock options	110,178	2				320			322
Equity issuance			20	18,576	(5,400)				13,196
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								(299)	(299)
Currency translation adjustment, net of income taxes								111	111
Net income							10,742		10,742

Total comprehensive income									10,554

Balances, December 31, 2006	12,553,726	$126	$2,041	$18,576	$(4,725)	$36,139	$4,077	$294	$56,528

Balances, December 31, 2006	12,553,726	$126	$2,041	$18,576	$(4,725)	$36,139	$4,077	$294	$56,528
Dividends paid					675		(2,989)		(2,314)
Equity issuance from plan awards	132,660	1				323			324
Equity issuance
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								1,089	1,089
Currency translation adjustment, net of income taxes								(5)	(5)
Net income							6,809		6,809

Total comprehensive income									7,893

Balances, March 31, 2007	12,686,386	127	2,041	18,576	(4,050)	36,462	7,897	1,378	62,431

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Cash Flows

UNAUDITED

(in thousands)

	For three months Ended March 31, 2007	For three months Ended March 31, 2006
Cash flows from operating activities:
Net income	$6,809	$3,532
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	425	215
Amortization	564	299
Gain on sale of businesses	(681)	(467)
Deferred income tax expense	584	141
Gain on sale of notes receivable	(7,123)	(521)
Purchase of business inventory provided by sellers	6,121	4,112
(Increase) decrease in assets:
Accounts and notes receivable	91,606	(36,608)
Other receivables	(5,602)	(43)
Prepaid expenses and other assets	518	(444)
Business inventory	(3,632)	(250)
Increase (decrease) in liabilities:
Accounts and expenses payable	6,130	2,315
Other liabilities	(70,540)	26,137

Net cash provided by (used in) operating activities	25,179	(1,582)

Cash flows from investing activities:
Cash payments for securities	(21,941)	—
Cash payments for property and equipment	(1,745)	(783)
Purchase of subsidiary and business assets	(18,548)	—
Sale of subsidiary and business assets	7,518

Net cash used in investing activities	(34,716)	(783)

Cash flows from financing activities:
Dividends paid	(2,314)	(2,090)
Cash proceeds from common stock issuance	324	185
Loan proceeds on debt	24,362	11,650
Payments on bond maturities	(40)	(40)
Payments on short-term borrowing	(10,537)	(208)
Payments on long-term debt	(4,193)	(4,355)

Net cash provided by financing activities	7,602	5,142

Net increase (decrease) in cash and cash equivalents	(1,935)	2,777
Cash and cash equivalents, beginning of period	21,203	12,321

Cash and cash equivalents, end of period	$19,268	$15,098

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Notes to Consolidated Financial Statements

UNAUDITED

1. Summary of Significant Accounting Policies

(a) Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries, except for the following qualifying special purpose entities formed for the purpose of acquiring loans from Brooke Credit Corporation: Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Capital Company, LLC, Brooke Securitization Company 2004A, LLC, Brooke Securitization Company V, LLC, Brooke Securitization 2006-1, LLC, all of which have issued asset-backed securities in which the Company is not obligated to repay, and Brooke Acceptance Company 2007-1, LLC, a wholly owned subsidiary of Brooke Warehouse Funding, LLC, which has secured senior debt in which the Company is not obligated to repay. Each is treated as its own separate and distinct entity. Qualifying special purpose entities are specifically excluded from consolidation under FIN 46(R), “Consolidation of Variable Interest Entities.”

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2006. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2007 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

Significant intercompany accounts and transactions have been eliminated in the consolidation of the financial statements.

A complete summary of significant accounting policies is included in footnote 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2006.

(b) Organizational Changes

Brooke Acceptance Company 2007-1, LLC was formed during March 2007 and is a wholly-owned subsidiary of Brooke Warehouse Funding, LLC. Brooke Warehouse Funding, LLC is a wholly-owned subsidiary of Brooke Credit Corporation. Brooke Acceptance Company 2007-1, LLC was the purchaser of loan participation interests from Brooke Warehouse Funding, LLC in connection with an off balance sheet financing facility with Fifth Third Bank that closed on March 30, 2007. Brooke Warehouse Funding, LLC was the true sale purchaser of Brooke Credit Corporation loans.

Titan Lending Group, Inc., a wholly owned subsidiary of Brooke Credit Corporation was formed in March 2007 to originate loans to independent insurance agencies that are not franchisees of Brooke Franchise Corporation.

Brooke Savings Bank (formerly Generations Bank) was acquired on January 8, 2007, for the purpose of offering banking services for sale through our franchise agents and other insurance agents. Brooke Savings Bank is a wholly-owned subsidiary of Brooke Brokerage Corporation; however, subject to regulatory approvals and other closing conditions, in February 2007, First American Capital Corporation agreed to acquire Brooke Savings Bank from Brooke Brokerage. Brooke Savings Bank is a federal stock savings bank under the rules and regulations of the Office of Thrift Supervision.

Delta Plus Holdings, Inc. was acquired on March 30, 2007. Delta Plus Holdings, Inc. is a holding company based in Missouri with one direct subsidiary, Traders Insurance Connection, Inc. Traders Insurance Connection, Inc. has two direct subsidiaries, Traders Insurance Company and Professional Claims, Inc. Christopher Joseph & Company was a direct subsidiary of Delta Plus Holdings, Inc., but was sold to Brooke Franchise Corporation on March 30, 2007, immediately after Brooke Corporation’s acquisition of Delta Plus Holdings, Inc. Traders Insurance Company is a Missouri domiciled property and casualty insurance company writing non-standard private passenger auto liability and physical damage business in Arkansas, Missouri, Kansas, Oklahoma and New Mexico. Traders Insurance Company’s products are marketed through independent agents, as well as through Christopher Joseph & Company, and, after the acquisition, through Brooke franchisees. Traders Insurance Connection, Inc. provides professional management services to clients, sales management, underwriting and servicing of personal lines insurance products. Traders Insurance Connection, Inc. also provides business planning, personnel consulting, general marketing, financial management and maintenance of accounting records for affiliates. Professional Claims, Inc. operates as an independent claims adjusting company for Traders Insurance Connection, Inc. and other unrelated insurance companies, providing for the investigation and adjusting of insurance claims. Christopher Joseph & Company operated retail insurance offices in Missouri, Kansas, Florida and Oklahoma, marketing personal and commercial products for Traders Insurance Company and other non-affiliated insurance companies. Such retail offices have been or are planned to be franchised as Brooke franchise offices.

In February 2007, First Life Brokerage, Inc., a subsidiary of First American Capital Corporation, changed its name to Brooke Capital Advisors, Inc.

(c) Cash Equivalents

For purposes of the statements of cash flows, the Company considers all cash on hand, cash in banks, amounts due from banks, short-term investments purchased with a maturity of three months or less, interest-bearing deposits with other banks due within three months, federal funds sold and overnight investments to be cash and cash equivalents. Restricted cash is not included in cash equivalents.

(d) Use of Accounting Estimates

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

(e) Allowance for Doubtful Accounts

Brooke Savings Bank’s provision for loan losses on loans and accrued interest are charged to earnings when it is determined by management to be required. Management’s monthly evaluation of the adequacy of allowance accounts is based on past loss experience, known and inherent risks related to the assets, adverse situations that may affect a borrower’s ability to repay, estimated value of the underlying collateral, and current and prospective economic conditions.

The allowance for loan losses is maintained at a level believed to be appropriate by management to provide for probable loan losses inherent in the portfolio as of the balance sheet date. While management uses available information to recognize probable losses on loans in the portfolio, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require Brooke Savings Bank to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

A loan is impaired when, based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Loan impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the observable market price of the loan, or the fair value of the collateral if the loan is collateral dependent. Homogeneous loans are evaluated collectively for impairment.

The activity in the Brooke Savings Bank allowance for loan losses is summarized below:

(in thousands)	2007
Balance at January 8, 2007	$192
Provision for loan losses	—
Losses charged off	—
Recoveries	1

Balance at March 31, 2007	$193

Impaired and nonaccruing loans at March 31, 2007 aggregated approximately $435,000 for Brooke Savings Bank.

The Company estimates that a certain level of accounts receivable, primarily franchisee account balances, will be uncollectible; therefore, allowances of $1,466,000 and $1,466,000 at March 31, 2007 and December 31, 2006, respectively, have been established. The Company’s franchise subsidiary regularly assists its franchisees by providing commission advances during months when commissions are less than expected, but expects repayment of all such advances within four months. At March 31, 2007, the amount of allowance was determined after analysis of several specific factors, including franchise advances classified as “watch” status.

The following schedule entitled “Valuation and Qualifying Accounts” summarizes the Allowance for Doubtful Accounts activity for the periods ended March 31, 2007 and December 31, 2006. Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Charges to Expenses	Write Offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2006	$716	$4,313	$3,563	$1,466
Period ended March 31, 2007	$1,466	$3,046	$3,046	$1,466

The Company’s brokerage subsidiary, through the acquisition of Delta Plus Holdings, Inc., established $7,265,000 and $0 allowances at March 31, 2007 and December 31, 2006, respectively, for losses on property and casualty insurance policies issued. Reserves of $350,000 and $350,000 at March 31, 2007 and December 31, 2006, respectively, were established for claims on financial guaranty policies issued by DB Indemnity, Ltd. on loans originated by the Company’s finance subsidiary.

(f) Revenue Recognition

Commissions. The Company has estimated and accrued a liability for commission refunds of $1,395,000 and $645,000 at March 31, 2007 and December 31, 2006, respectively.

Interest income, net. The Company recognizes interest income when earned. A portion of the interest income that the Company receives on its loans is paid out to the holders of its participation interests and qualifying special purpose entities. A portion of the interest received on loans sold to qualifying special purpose entities is recognized as received. Payments to these holders are accounted for as participating interest expense, which is netted against gross interest income. Participating interest expense was $7,486,000 and $4,684,000, respectively, for the three-month periods ended March 31, 2007 and 2006.

(g) Amortizable Intangible Assets

Amortization was $105,000 and $113,000 for the three-month periods ended March 31, 2007 and 2006, respectively.

In connection with the Company’s acquisition of 100% of the outstanding ownership interests of CJD & Associates, L.L.C., additional payments of the purchase price have been made in the amount of $2,495,000 since the initial purchase in July of 2002 and recorded as Amortizable Intangible Assets.

As a result of the acquisition of CJD & Associates, L.L.C. on July 1, 2002, the Company recorded additional Amortizable Intangible Assets of $41,000 (net of accumulated amortization of $155,000).

(h) Investment in Businesses

The number of businesses purchased to hold in inventory for sale for the three-month periods ended March 31, 2007 and 2006 was 7 and 12, respectively. Correspondingly, the number of businesses sold from inventory for the three-month periods ended March 31, 2007 and 2006 was 3 and 11, respectively. At March 31, 2007 and December 31, 2006, the “Investment in Businesses” inventory consisted of 7 businesses and 3 businesses, respectively, with fair market values totaling $5,965,000 and $2,333,000, respectively.

(i) Deferred Charges

Net of amortization, the total balance of all deferred charges for the Company at March 31, 2007 and December 31, 2006 was $11,508,000 and $11,094,000, respectively.

Net of amortization, the balance of deferred charges associated with financings for Brooke Credit at March 31, 2007 and December 31, 2006 was $5,642,000 and $5,884,000, respectively. During the first quarter of 2007 there was an additional $349,000 in deferred charges primarily associated with the anticipated transaction by which Brooke Credit Corporation will merge with Oakmont Acquisition Corp. (“Oakmont”). The previously deferred charges associated with the establishment of the Fifth Third Bank line of credit in 2006 of $388,000 were expensed during the three-month period ended March 31, 2007, as closing costs associated with amending the Fifth Third facility.

Commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new business, have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are being amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy reserves. Net of amortization, the balance was $5,297,000 and $5,210,000 at March 31, 2007 and December 31, 2006, respectively.

Commissions and other costs of acquiring property and casualty insurance, which vary with, and are primarily related to, the production of new business, have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are being amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy reserves. Net of amortization, the balance was $569,000 at March 31, 2007.

(j) Per Share Data

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the three-month periods ended March 31, 2007 and 2006 were $49,000 and $49,000, respectively.

(in thousands, except per share data)	March 31, 2007	March 31, 2006
Basic Earnings Per Share
Net Income	$6,809	$3,532
Less: Preferred Stock Dividends	(724)	(49)

Income Available to Common Stockholders	6,085	3,483
Average Common Stock Shares	12,560	12,469

Basic Earnings Per Share	$0.48	$0.28

	March 31, 2007		March 31, 2006
Diluted Earnings Per Share
Net Income		$6,809		$3,532
Less: Preferred Stock Dividends on Non-Convertible Shares		(49)		(49)

Income Available to Common Stockholders		6,760		3,483
Average Common Stock Shares	12,560		12,469
Plus: Assumed Exercise of 103,940 and 291,970 Stock Options	104		292
Assumed Exercise of 1,176,471 Preferred Stock	1,176	13,840	—	12,761

Diluted Earnings Per Share		$0.48		$0.27

(k) Advertising

Total advertising and marketing expense for the three-month periods ended March 31, 2007 and 2006 was $3,985,000 and $2,454,000, respectively.

(l) Restricted Cash

In connection with Industrial Revenue Bonds, the amount of cash held at First National Bank of Phillipsburg at March 31, 2007 and December 31, 2006 was $42,000 and $71,000, respectively.

In connection with future loan payments of Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Securitization Company 2004A, LLC, Brooke Capital Company, LLC, Brooke Securitization Company V, LLC, Brooke Securitization Company 2006-1, LLC and Brooke Warehouse Funding, LLC, the amount of commissions held at March 31, 2007 and December 31, 2006 was $736,000 and $615,000, respectively.

The Company holds amounts in escrow in a cash account for certain borrowers for the purpose of paying debt service, property taxes and/or property insurance typically paid during the first year of the loan financing. The amount of escrowed cash held at March 31, 2007 and December 31, 2006 was $458,000 and $564,000, respectively.

(m) Accounts and Notes Receivable, Net

Brooke Savings Bank loan receivables are stated at unpaid principal balances, less unamortized discounts and premiums, the allowance for loan losses, and net deferred loan origination fees. Interest on loans is credited to income as earned. Interest accruals are discontinued when a loan becomes 90 days delinquent and all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received. Interest accrual would be resumed if the loan was brought current prior to repossession or foreclosure. Loans receivable are charged off to the extent the receivable is deemed uncollectible.

Brooke Savings Bank loan origination fees received in excess of certain direct origination costs are deferred and amortized into income over the life of the loan using the interest method or recognized when the loan is sold.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through the statements of income. Brooke Savings Bank generally has commitments to sell mortgage loans held for sale in the secondary market. Gains or losses on sales are recognized upon delivery.

(n) Securities

The carrying values of securities were $81,099,000 and $50,322,000 at March 31, 2007 and December 31, 2006, respectively, and consisted primarily of three types of securities (or retained residual assets): interest-only strip receivables in loans sold; retained over-collateralization interests in loans sold and cash reserves. The aggregate carrying values of the retained residual assets from the sale of loans was $79,227,000 and $50,320,000 at March 31, 2007 and December 31, 2006, respectively. The carrying value for the corresponding marketable securities approximates the fair value as calculated by the Company using reasonable assumptions. The value of the Company’s retained residual assets is subject to credit and prepayment risks on the transferred financial assets.

In March 2007, the Company purchased 748,000 shares of Northern Capital, Inc. Class B Convertible Preferred Stock at a price of $2.50 per share for a carrying value of $1,870,000. Northern Capital, Inc. is a managing general agent that owns a Florida insurance company.

When the Company sells notes receivable to qualifying special purpose entities, it retains an interest-only strip receivable or retained interest. The carrying values of the interest-only strip receivable in loans sold to qualifying special purpose entities were $22,368,000 and $12,094,000 at March 31, 2007 and December 31, 2006, respectively. The amount of gain or loss recorded on the sale of notes receivable to qualifying special purpose entities depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the assets retained based on their relative fair value at the date of transfer. To initially obtain fair value of the retained interest-only strip receivable resulting from the sale of notes receivable to qualifying special purpose entities, quoted market prices are used, if available. However, quotes are generally not available for such retained residual assets. Therefore, the Company typically estimates fair value for these assets. The fair value of the interest-only strip receivables retained is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (10.00% annually) and discount rates (11.00%) commensurate with the risks involved. The amount of unrealized gain on the retained residual assets was $1,181,000 and $89,000 at March 31, 2007 and December 31, 2006, respectively.

When the Company sells notes receivable to qualifying special purpose entities, it retains an over-collateralization interests in loans sold and cash reserves. The carrying values of retained over-collateralization interests were $56,009,000 and $37,003,000 at March 31, 2007 and December 31, 2006, respectively. The carrying values of cash reserves were $850,000 and $1,223,000 at March 31, 2007 and December 31, 2006, respectively. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have issued asset-backed securities has been estimated at the par value of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have secured bank debt, is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (10.00% annually) and discount rates (11.00%) commensurate with the risks involved. The fair value of the cash reserves has been estimated at the cash value of the reserve account.

Upon the sale of financial assets to qualifying special purpose entities, the unaffiliated trustees over the qualifying special purpose entities and the investors and lenders to the qualifying special purpose entities obtain full control over the assets and obtain the right to freely pledge or transfer the notes receivable. Servicing associated with the transferred assets is primarily the responsibility of unaffiliated servicing companies, which are compensated directly from cash flows generated from the transferred assets.

Although the Company does not provide recourse on the transferred notes and is not obligated to repay amounts due to investors and creditors of the qualifying special purpose entities, its retained assets are subject to loss, in part or in full, in the event credit losses exceed initial and ongoing management assumptions used in the fair market value calculation. Additionally, a partial loss of retained assets could occur in the event actual prepayments exceed management’s initial and ongoing assumptions used in the fair market calculation.

Cash flows associated with the Company’s retained assets in the transferred assets are subordinate to cash flow distributions to the trustee over the transferred assets, servicer of the transferred loans, collateral preservation providers of the transferred loans, investors and creditors of the qualifying special purpose entities. Actual prepayments and credit losses will impact the amount and frequency of cash flow distributions to the Company from its retained assets. Although the Company expects to receive a certain level of cash flows over the life of the sold financial assets and the term of the asset-backed securities and senior debt secured by the qualifying special purpose entities, the Company will not receive full return of its retained assets until all obligations of the qualifying special purpose entities with respect to underlying loans are met.

Subsequent to the initial calculation of the fair value of retained interest, the Company utilizes a fair market calculation methodology (utilizing the same methodology used to establish the initial fair value) to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. Additionally, the Company completes an ongoing analysis of key assumptions used in the fair market value calculation to ensure that such assumptions used in the calculation are viable, based on current and historical prepayments and credit loss trends within similar asset types. Management may make necessary adjustments to key assumptions based on current and historical trends, which may result in an immediate reduction or impairment loss in the fair market value of retained interest. During 2006, the securitized pools of loans experienced an increase in the prepayment rate, and as a result, management determined that an “other than temporary” impairment occurred. The Company recorded an impairment loss of $329,000 for the year ended December 31, 2006, which was included in other income on the consolidated statement of operations. The Company believes that over the life of the securitizations the prepayment rate assumption used continues to be appropriate. Summarized in footnote 2 is a sensitivity analysis or stress test on retained interests to determine the impact of a 10% and 20% variance in key assumptions currently used by management to calculate the fair value of retained interests.

Footnote 2 also contains a table summarizing the principal balances of loans managed by the Company. Included within the table are delinquency and net credit loss trends of managed receivables at March 31, 2007 and December 31, 2006.

The Company classifies the investment securities portfolios between those securities intended to be held to maturity, those securities available-for-sale, and those securities held for trading purposes.

Investment securities classified as held-to-maturity are those securities which the Company has the ability and positive intent to hold to maturity regardless of changes in market condition, liquidity needs, or changes in general economic conditions. These securities are stated at cost, adjusted for amortization of premiums and accretion of discounts, over the period to maturity using the interest method.

Investment securities classified as available-for-sale are those securities that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, liquidity needs, regulatory capital considerations, and other similar factors. These securities are carried at fair value with unrealized gains or losses reported as increases or decreases in accumulated other comprehensive income, net of the related deferred tax effect.

Trading securities are those securities that that may be purchased and held principally for the purpose of selling in the near term. Such securities are carried at fair value with unrealized gains or losses included in earnings.

Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Unrealized losses for securities classified as held to maturity and available for sale judged to be other than temporary are charged to operations. As of March 31, 2007 and December 31, 2006, all investment securities within the Company’s portfolio were classified as available-for-sale.

(o) Other Operating Interest Expense

Operating interest expense includes (1) interest paid by the Company’s finance subsidiary to DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Fifth Third Bank, and Home Federal Savings and Loan Association of Nebraska on line of credit loans for the purpose of originating insurance agency loans, originating funeral home loans and financing the over-collateralization portion of loans funded with the other lines of credit, and (2) interest incurred to hold loans on balance sheet, and is, therefore, an operating expense. The interest paid and accrued for the three-month periods ending March 31, 2007 and 2006 was $1,815,000 and $308,000, respectively.

(p) Interest-only Strip Receivable

The aggregate carrying values of interest-only-strip receivables were $4,148,000 and $4,497,000 at March 31, 2007 and December 31, 2006, respectively. The amount of unrealized gain on the interest-only strip receivable was $84,000 at March 31, 2007 and $94,000 at December 31, 2006. The interest-only strip receivables have varying dates of maturities ranging from the third quarter of 2011 to the first quarter of 2027.

(q) Investments

At March 31, 2007 and December 31, 2006, the Company classifies all of its fixed maturity and equity investments as available-for-sale securities and carries them at fair value with unrealized gains and losses, net of applicable income taxes, reported in other comprehensive income. Available-for-sale securities are those that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, liquidity needs, regulatory capital considerations and other similar factors.

Available-for-sale securities at March 31, 2007 and December 31, 2006 are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2007:
U.S. Treasury	$1,602	$—	$11	$1,591
U.S. Government Agency	30,484	45	104	30,425
Corporate bonds	17,025	65	326	16,764

Total	$49,111	$110	$441	$48,780

Equity securities	$905	$29	$30	$904

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006:
U.S. Government Agency	$1,559	$10	$18	$1,551
Corporate bonds	10,973	75	300	10,748

Total	$12,532	$85	$318	$12,299

Equity securities	$258	$29	$4	$283

The amortized cost and fair value of fixed maturities at March 31, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.

	March 31, 2007
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,597	$1,591
Due after one year through five years	6,810	6,747
Due after five years through ten years	9,130	9,020
Due after ten years	5,688	5,525
Mortgage-backed bonds	25,886	25,897

	$49,111	$48,780

The fair values for investments in fixed maturities are based on quoted market prices.

Brooke Savings Bank has blanket collateral agreements with the Federal Home Loan Bank in order to obtain advances. Advances of $6,760,000 were obtained secured by qualifying mortgage-backed securities, with fair values of approximately $14,746,000 at March 31, 2007.

The Company has also pledged or deposited securities with various state insurance departments to meet statutory requirements. At March 31, 2007, the fair value of these securities pledged or otherwise deposited were approximately $4,820,000.

Other investments are carried at amortized cost less principal reductions. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield method on an individual basis over the remaining contractual term of the investment. Other investments totaled $5,812,000 and $5,445,000 at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 other investments included approximately $3,467,000 in purchased assignments of lottery prize cash flows. Payments on these assignments are made by state run lotteries and, as such, are backed by the general credit of the respective states. Also included in other investments at March 31, 2007 are mortgage loans on real estate of approximately $1,918,000, investments in real estate of approximately $275,000 and policy loans of approximately $152,000.

Interest earned on investments is included in investment income as earned. Realized gains or losses on the sales of investments are recognized in operations on the specific identification basis. Impairments that are judged to be other than temporary are recognized as realized losses.

(r) Policy and Contract Liabilities

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

(s) Warrant Obligation

As of March 31, 2007 and December 31, 2006, respectively, the fair market value of the Brooke Credit warrants was $2,703,000 and $2,821,000. The decrease in the fair market value for the period was approximately $118,000 for the period ended March 31, 2007.

Also in accordance with SFAS 150, the note holder warrants were initially recorded as a discount to the notes based on the fair market value of the warrants at November 1, 2006, or approximately $2,737,000. The discount on the notes is amortized over the life of the notes using the effective interest method. The amount of amortization resulting from discount accretion for the period ended March 31, 2007 was $63,000. At March 31, 2007 the balance of the discount was $2,633,000.

(t) Deposits

Deposits as of March 31, 2007 are summarized below:

(in thousands)	2007 Amount
Noninterest-bearing checking	$2,542
Savings	84
Interest-bearing checking	16,815
Money market	6,685

26,126
Certificates of deposit	2,965
IRAs	361

$29,452

As of March 31, 2007, scheduled maturities of certificates of deposit and IRA accounts are shown below:

(in thousands)	Amount
Within one year	$2,144
One to three years	682
Three to five years	492
Over five years	8

$3,326

As of March 31, 2007, there were three certificate of deposit accounts of $100,000 or more totaling $400,000. These deposits are insured up to $100,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation and is backed by the full faith and credit of the U. S. government.

Regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict usage of a portion of Brooke Savings Bank’s available cash balances from everyday usage in its operations. The minimum reserve requirements as of March 31, 2007 totaled $664,000.

Interest expense on deposits totaled approximately $80,000 for the three months ended March 31, 2007.

2. Notes Receivable

At March 31, 2007 and December 31, 2006, accounts and notes receivable consisted of the following:

(in thousands)	03/31/2007	12/31/2006
Business loans	$448,807	$422,684
Less: Business loans sold	(417,378)	(324,389)
Real estate loans	81,285	60,594
Less: Real estate loans sold	(51,789)	(21,585)
Loans with subsidiaries	16,757	5,858
Less: Subsidiary loans sold	(16,757)	(5,858)
Plus: Loan participations not classified as a true sale	32,453	26,849
Other loans	474	—

Total notes receivable, net	93,852	164,153
Interest earned not collected on notes*	3,930	3,401
Customer receivables	22,514	20,666
Deferred loan fees	(11)	—
Allowance for doubtful accounts	(1,659)	(1,466)

Total accounts and notes receivable, net	$118,626	$186,754

*	The Company has a corresponding liability for interest payable to participating lenders in the amounts of $1,213,000 and $903,000 at March 31, 2007 and December 31, 2006, respectively.

The transfers that do not meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as secured borrowings and the balances are recorded as both a note receivable asset and participation payable liability. At March 31, 2007 and December 31, 2006, secured borrowings totaled $32,453,000 and $26,849,000, respectively.

Of the notes receivable sold, at March 31, 2007 and December 31, 2006, $436,714,000 and $319,125,000, respectively, were accounted for as sales because the transfers meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

In April 2003, Brooke Credit Corporation sold $15,825,000 of loans to qualifying special purpose entity Brooke Acceptance Company LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $13,350,000 of asset-backed securities were issued to accredited investors by Brooke Acceptance Company LLC. Brooke Credit Corporation received servicing income of $1,000 and $2,000, respectively, from the primary servicer for the three-month periods ended March 31, 2007 and 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $1,980,000 and $2,307,000, respectively, on March 31, 2007 and December 31, 2006. This security is comprised of retained interest-only strip receivable totaling $190,000, retained over-collateralization interests in the special purchase entity totaling $1,665,000 and cash reserves totaling $125,000.

In November 2003, Brooke Credit Corporation sold $23,526,000 of loans to qualifying special purpose entity Brooke Captive Credit Company 2003, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $18,500,000 of asset-backed securities were issued to accredited investors by Brooke Captive Credit Company 2003, LLC. Brooke Credit Corporation received servicing income of $1,000 and $3,000, respectively, from the primary servicer for the three-month periods ended March 31, 2007 and 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $3,113,000 and $3,511,000, respectively, on March 31, 2007 and December 31, 2006. This security is comprised of retained interest-only strip receivable totaling $208,000, retained over-collateralization interests in the special purchase entity totaling $2,780,000 and cash reserves totaling $125,000.

In June 2004, Brooke Credit Corporation sold $24,832,000 of loans to qualifying special purpose entity Brooke Securitization Company 2004A, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $20,000,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company 2004A, LLC. Brooke Credit Corporation received servicing income of $2,000 and $2,000, respectively, from the primary servicer for the three-month periods ended March 31, 2007 and 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $3,471,000 and $3,612,000, respectively, on March 31, 2007 and December 31, 2006. This security is comprised of retained interest-only strip receivable totaling $865,000, retained over-collateralization interests in the special purchase entity totaling $2,481,000 and cash reserves totaling $125,000.

In March 2005, Brooke Credit Corporation sold $40,993,000 of loans to qualifying special purpose entity Brooke Capital Company, LLC. This sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $32,000,000 of asset-backed securities were issued to accredited investors by Brooke Capital Company, LLC. Brooke Credit Corporation received servicing income of $8,000 and $10,000, respectively, from the primary servicer for the three-month periods ended March 31, 2007 and 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $8,722,000 and $9,339,000, respectively, on March 31, 2007 and December 31, 2006. This security is comprised of retained interest-only strip receivable totaling $2,163,000, retained over-collateralization interests in the special purchase entity totaling $6,434,000 and cash reserves totaling $125,000.

In December 2005, Brooke Credit Corporation sold $64,111,000 of loans to qualifying special purpose entity Brooke Securitization Company V, LLC. The sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $51,500,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company V, LLC. Brooke Credit Corporation received servicing income of $13,000 and $17,000, respectively, from the primary servicer for the three-month periods ended March 31, 2007 and 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $12,072,000 and $14,891,000, respectively, on March 31, 2007 and December 31, 2006. This security is comprised of retained interest-only strip receivable totaling $3,196,000, retained over-collateralization interests in the special purchase entity totaling $8,701,000 and cash reserves totaling $175,000.

In July 2006, Brooke Credit Corporation sold $65,433,000 of loans to qualifying special purpose entity Brooke Securitization Company 2006-1, LLC. The sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $52,346,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company 2006-1, LLC. Brooke Credit Corporation received servicing income of $16,000 and $0, respectively, from the primary servicer for the three-month periods ended March 31, 2007 and 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $15,837,000 and $16,660,000, respectively, on March 31, 2007 and December 31, 2006. This security is comprised of retained interest-only strip receivable totaling $3,897,000, retained over-collateralization interests in the special purchase entity totaling $11,765,000 and cash reserves totaling $175,000.

In March 2007, Brooke Credit Corporation initiated a $150,000,000 facility to sell, on a revolving basis, a pool of its loans, while retaining residuals assets such as interest-only strip receivables and a subordinated over-collateralization interest in the receivables. The eligible receivables are sold to Brooke Warehouse Funding, LLC, a wholly owned bankruptcy-remote special purpose entity, without legal recourse to Brooke Credit Corporation. Brooke Warehouse Funding, LLC then entered into a participation agreement with Brooke Acceptance Company 2007-1, LLC to sell an undivided senior participation interest in all of the assets of Brooke Warehouse Funding, LLC. Brooke Acceptance Company 2007-1, LLC entered into an amended and restated receivables financing agreement with Fifth Third Bank which extended a credit facility to Brooke Acceptance Company 2007-1 LLC to provide funds to acquire such participation interests with a facility line of credit of $150,000,000. The facility qualifies for sale treatment under SFAS 140. As of March 31, 2007, the outstanding balance of sold accounts receivable held by Brooke Warehouse Funding, LLC and participated to Brooke Acceptance Company 2007-1, LLC totaled $127,763,000, of which the Company’s subordinated over-collateralization interest was $21,941,000. Accordingly, $127,763,000 of accounts receivable balances were removed from the consolidated balance sheet at March 31, 2007, with those funds being used to reduce outstanding debt on the Fifth Third line of credit that was previously utilized. The fair value of the difference between loans sold and advanced portion on the facility, or the fair value of retained residual assets, were recorded on the Company’s books as a security with balances of $34,032,000 on March 31, 2007. This retained security is comprised of retained interest-only strip receivable totaling $11,849,000 and retained over-collateralization interests in the special purpose entity totaling $22,183,000.

At March 31, 2007 and December 31, 2006, the Company had transferred assets with balances totaling $436,714,000 and $319,125,000, respectively, resulting in pre-tax gains for the three-month periods ended March 31, 2007 and 2006 of $7,123,000 and $521,000, respectively.

At March 31, 2007 and December 31, 2006, the fair value of retained interest-only strip receivables recorded by the Company was $26,516,000 and $16,591,000, respectively. Of the totals at March 31, 2007, $4,148,000 was listed as interest-only strip receivable on the Company’s balance sheet and $22,368,000 in retained interest-only strip receivable carried in the Company’s securities. Of the totals at December 31, 2006, $4,497,000 was listed as interest-only strip receivable on the Company’s balance sheet and $12,094,000 in retained interest-only strip receivables carried in the Company’s securities.

Of the business and real estate loans at March 31, 2007 and December 31, 2006, $2,200,000 and $2,247,000, respectively, in loans were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. At March 31, 2007, all such recourse loans: a) had no balances more than 60 days past due; and b) had adequate collateral. Approximately $368,000 of such recourse loan participations were in default at March 31, 2007.

At March 31, 2007 and December 31, 2006, the value of the servicing asset recorded by the Company was $3,985,000 and $4,512,000, respectively.

At March 31, 2007 and December 31, 2006, the value of the servicing liability recorded by the Company was $21,000 and $24,000, respectively.

At March 31, 2007, key economic assumptions used in measuring the retained interest-only strip receivables and servicing assets when loans were sold during the year were as follows (rates per annum):

	Business Loans (Adjustable-Rate Stratum)*	Business Loans (Fixed-Rate Stratum)
Prepayment speed	10.00%	8.00%
Weighted average life (months)	134	36
Expected credit losses	0.50%	0.21%
Discount rate	11.00%	11.00%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for loans prior to the third quarter of 2004, the rate is adjusted annually on December 31. Beginning in the third quarter of 2004, contract terms on new loans are adjusted monthly or daily to an index as noted above.

At March 31, 2007, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(in thousands except percentages)	Business Loans (Fixed & Adjustable Rate Strata)
Prepayment speed (annual rate)	8.00% - 10.00%
Impact on fair value of 10% adverse change	$ (643)
Impact on fair value of 20% adverse change	$(1,367)
Expected credit losses (annual rate)	0.21% - 0.50%
Impact on fair value of 10% adverse change	$ (317)
Impact on fair value of 20% adverse change	$ (634)
Discount rate (annual)	11.00%
Impact on fair value of 10% adverse change	$(1,093)
Impact on fair value of 20% adverse change	$(2,112)

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interest-only strip receivables and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interest-only strip receivables and servicing assets on loans sold totaling $436,714,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interest-only strip receivables in loans sold with recourse to participating lenders and loans sold to qualifying special purpose entities.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Servicing Asset

	Fixed & Adjustable Rate Strata
(in thousands)	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$7,461	$7,323
Servicing expense	(1,293)	(1,266)
Discount of estimated cash flows at 11.00% rate	(2,237)	(2,177)

Carrying value of servicing asset after effect of increases	3,931	3,880
Carrying value of servicing asset before effect of increases	3,985	3,985

Decrease of carrying value due to increase in prepayments	$(54)	$(105)

Effect of Increases in Assumed Prepayment Speed on Retained Interest-Only Strip Receivable (including retained interest-only strip receivables carried in the Securities balance)

	Fixed & Adjustable Rate Strata
(in thousands)	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$44,920	$43,208
Estimated credit losses	(4,854)	(4,658)
Discount of estimated cash flows at 11.00% rate	(14,139)	(13,296)

Carrying value of retained interests after effect of increases	25,927	25,254
Carrying value of retained interests before effect of increases	26,516	26,516

Decrease of carrying value due to increase in prepayments	$(589)	$(1,262)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest-Only Strip Receivable (including retained interest-only strip receivables carried in the Securities balance)

	Fixed & Adjustable Rate Strata
(in thousands)	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$46,462	$46,462
Estimated credit losses	(5,487)	(5,937)
Discount of estimated cash flows at 11.00% rate	(14,776)	(14,643)

Carrying value of retained interests after effect of increases	26,199	25,882
Carrying value of retained interests before effect of increases	26,516	26,516

Decrease of carrying value due to increase in credit losses	$(317)	$(634)

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Fixed & Adjustable Rate Strata
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$7,606	$7,606
Servicing expense	(1,333)	(1,333)
Discount of estimated cash flows	(2,422)	(2,549)

Carrying value of servicing asset after effect of increases	3,851	3,724
Carrying value of servicing asset before effect of increases	3,985	3,985

Decrease of carrying value due to increase in discount rate	$(134)	$(261)

Effect of Increases in Assumed Discount Rate on Retained Interest-Only Strip Receivable (including retained interest-only strip receivables carried in the Securities balance)

	Fixed & Adjustable Rate Strata
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$46,462	$46,462
Estimated credit losses	(5,036)	(5,036)
Discount of estimated cash flows	(15,869)	(16,761)

Carrying value of retained interests after effect of increases	25,557	24,665
Carrying value of retained interests before effect of increases	26,516	26,516

Decrease of carrying value due to increase in discount rate	$(959)	$(1,851)

The following is an illustration of disclosure of static pool credit losses to the Company for loan participations sold with recourse and loans sold to qualifying special purpose entities. “Static pool credit loss” is an analytical tool that matches credit losses with the corresponding loans so that loan growth does not distort or minimize actual loss rates. The Company discloses static pool loss rates by measuring credit losses for loans originated in each of the last three years.

	Recourse & Securitized Loans Sold in
	2007	2006	2005
Actual & Projected Credit Losses (%) at:
March 31, 2007	0%	0%	0.44%
December 31, 2006		0	0.24
December 31, 2005			0

The following table presents quantitative information about the Company managed portfolio, including balances, delinquencies and net credit losses at and for the periods ended March 31, 2007 and December 31, 2006. At and for the periods ended March 31, 2007 and December 31, 2006, the related party notes did not have any principal amounts 60 or more days past due, nor were there any credit losses on the related party notes. See footnote 10 for further discussion of the related party notes.

	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses**
(in thousands)	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006	March 31, 2007	December 31, 2006
Loan portfolio consists of:
Loans on balance sheet	$93,852	$82,111	$2,314	$1,931	$3	$168
Loans on balance sheet held in bankruptcy-remote warehouses	—	82,042	—	—	—	—
Loans participated***	156,783	151,255	1,272	360	—	—
Loans securitized and sold to qualifying special purpose entities	279,931	167,870	1,902	—	668	357

Total loans managed	$530,566	$483,278	$5,488	$2,291	$671	$525

*	Loans 60 days or more past due are based on end of period loan balances.

**	Net credit losses are based on total loans outstanding. The net credit losses are net of recoveries, including recoveries from the proceeds of financial guaranty policies.
***	Loans participated represents true sale loan participations sold.

3. Property and Equipment

A summary of property and equipment and depreciation is as follows:

(in thousands)	March 31, 2007	December 31, 2006
Furniture	$4,512	$3,833
Office and computer equipment	3,743	3,306
Automobiles and airplanes	1,524	1,499
Building and leasehold improvements	10,791	10,174
Land	1,386	1,386

	21,956	20,198
Less: Accumulated depreciation	(5,215)	(4,404)

Property and equipment, net	$16,741	$15,794

Depreciation expense	$425	$1,207

4. Bank Loans, Notes Payable, and Other Long-Term Obligations

(in thousands)	March 31, 2007	December 31, 2006
Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 9.75%. Interest rates on these notes range from 7.00% to 7.00% and maturities range from April 2007 to January 2011.	$23,735	$19,300
Valley View Bank line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit due January 2007, subsequently extended to July 2007. Interest rate is variable and was 10.25% at March 31, 2007, with interest and principal due monthly.	2,294	2,605
Fifth Third Bank, Canadian Branch line of credit. Maximum line of credit available of $10,000,000 (Canadian dollars). Collateralized by notes receivable. Line of credit due February 2007, subsequently extended to February 2008. Interest rate is variable and was 7.00% at March 31, 2007, with interest due monthly.	8,353	8,329
Fifth Third Bank, line of credit. Maximum line of credit available of $85,000,000, amended and restated to $150,000,000 and qualified for off balance sheet financing during the first quarter of 2007. Collateralized by notes receivable. Due September 2009. Interest rate is variable and was 6.07% at March 31, 2007, with interest due monthly.	—	68,233
Home Federal Savings and Loan Association of Nebraska, line of credit. Maximum line of credit available of $7,500,000. Collateralized by notes receivable. Line of credit due November 2009. Interest rate is variable and was 9.50% at March 31, 2007, with interest and principal due monthly.	7,059	7,477
DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit. Maximum line of credit available of $80,000,000. Collateralized by notes receivable. Line of credit due August 2009. Interest rate is variable and was at 7.07% at March 31, 2007, with interest due monthly.	—	—
Company debt with banks. These notes are payable to banks and collateralized by various assets of the Company. Interest rates on these notes range from 7.75% to 12.25%. Maturities range from April 2007 to January 2021.	40,377	29,030
Falcon Mezz. Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC note payable. This $45,000,000 note has an associated discount of $2,633,000 at March 31, 2007. Collateralized by assets of the Company. The note principal is due at maturity, April 2013. Interest rate is fixed at 12.00%, with interest due quarterly.	42,367	42,304

Total bank loans and notes payable	124,185	177,278
Capital lease obligation (See Note 5)	475	515

Total bank loans, notes payable and other long-term obligations	124,660	177,793
Less: Current maturities and short-term debt	(56,567)	(122,003)

Total long-term debt	$68,093	$55,790

The renewal rights associated with the collateral interests of seller notes payable had estimated annual commissions of $43,252,000 and $39,369,000 at March 31, 2007 and December 31, 2006, respectively.

The amount of note payable discount accretion for the period ended March 31, 2007 and 2006 was $63,000 and $0, respectively.

Interest incurred on bank loans, notes payable and other long-term obligations for the periods ended March 31, 2007 and 2006 was $4,475,000 and $1,442,000, respectively.

Bank loans, notes payable and other long-term obligations mature as follows:

Twelve Months Ended March 31 (in thousands)	Bank Loans & Notes Payable	Capital Lease	Total
2008	$56,482	$85	$56,567
2009	18,981	90	19,071
2010	1,710	95	1,805
2011	1,180	100	1,280
2012	460	105	565
Thereafter	45,372	—	45,372

	$124,185	$475	$124,660

5. Long-Term Debt, Capital Leases

Future capital lease payments and long-term operating lease payments are as follows:

Twelve Months Ended March 31 (in thousands)	Capital Real Estate	Operating Real Estate	Total
2008	$119	$7,318	$7,437
2009	118	6,171	6,289
2010	117	3,645	3,762
2011	114	1,554	1,668
2012	111	753	864
2013	—	47	47

Total minimum lease payments	579	$19,488	$20,067

Less amount representing interest	(104)

		December 31, 2006
Total obligations under capital leases	475	$515
Less current maturities of obligations under capital leases	(85)	(80)

Obligations under capital leases payable after one year	$390	$435

6. Income Taxes

Net income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. The elements of income tax expense are as follows:

(in thousands)	March 31, 2007	March 31, 2006
Current	$—	$1,941
Deferred	4,188	141

	$4,188	$2,082

For the period ended March 31, 2007, income of $40,000 was earned in Bermuda and is excluded from the U.S. federal tax. Under current Bermuda law, DB Indemnity, Ltd. and The DB Group, Ltd. are not required to pay any taxes in Bermuda on either income or capital gains. They have received an undertaking from the Minister of Finance in Bermuda that, in the event of any such taxes being imposed, they will be exempted from taxation until March 28, 2016.

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	March 31, 2007	March 31, 2006
U.S. federal statutory tax rate	38%	38%
State statutory tax rate	4	4
Miscellaneous	(4)	(5)

Effective tax rate	38%	37%

Reconciliation of income tax receivable:

(in thousands)	March 31, 2007	December 31, 2006
Income tax receivable – Beginning balance, January 1	$480	$830
Income tax receivable acquired	599
Income tax payments over (under) current tax liability	(4)	(350)

Income tax receivable – Ending balance	$1,075	$480

Reconciliation of deferred tax liability:

(in thousands)	March 31, 2007	December 31, 2006
Deferred income tax liability – Beginning balance, January 1	$7,594	$5,141
Accumulated other comprehensive income, unrealized gain (loss) on interest-only strip receivables	664	163
Accelerated tax depreciation	—	(68)
Gain on sale of notes receivable	4,234	2,358

Ending Balance	$12,492	$7,594

(in thousands)	March 31, 2007	December 31, 2006
Deferred income tax liability-Current	$2,023	$1,439
Deferred income tax liability-Long-term	10,469	6,155

Deferred income tax liability-Total	$12,492	$7,594

Deferred tax liabilities were recorded to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.

7. Employee Benefit Plans

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. Effective January 1, 2007, the Company elected to match 50% of the employee’s contributions up to a maximum of 3% of compensation for the year, subject to a maximum contribution per individual of $3,000 for the plan year. The employer contribution was charged to expense for the three-month period ended March 31, 2007. No employer contributions were charged to expense for the three-month period ended March 31, 2006.

Delta Plus Holdings, Inc. has a profit sharing/401-K plan for eligible employees. Participants may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company matches 25% of the employee’s contributions up to a maximum of 8% of the employee’s respective compensation level.

8. Concentration of Credit and Deposit Risk

At March 31, 2007, the Company had account balances of $13,581,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

At March 31, 2007, the Company, through its qualifying special purposes entity subsidiaries, had $127,763,000 in off-balance sheet debt outstanding to one financial institution, representing 46% of the total assets then sold through qualifying special purpose entities, and had also sold asset-backed securities totaling $66,810,000 to one financial institution, representing 24% of the total assets then sold through qualifying special purpose entities. At March 31, 2007, the Company had sold participation interests in loans totaling $79,237,000 to two financial institutions. This represents 38% of the participation interests then sold.

As of March 31, 2007, approximately 50% of Brooke Savings Bank’s loan portfolio and current business activity is with customers located within the states of Missouri and Kansas. The majority of deposit sources are insurance proceeds from Kansas City Life insurance policies.

Brooke Savings Bank has interest bearing checking accounts with potentially high volatility. These deposits of approximately $16,687,000 at March 31, 2007 were opened for beneficiaries of life insurance policies underwritten by Kansas City Life Insurance Company. Beneficiaries can withdraw funds from the accounts at any time, without penalty and, as such, these deposits may be susceptible to a rapid run-off rate.

9. Segment and Related Information

The Company had three reportable segments in 2006 and has four reportable segments in 2007. For the period ended March 31, 2007 the segments consisted of its Franchise Services Business, its Brokerage Business, its Lending Services Business and its Financial Services Business. For the periods ended March 31, 2006 the segments consisted of its Franchise Services Business, its Brokerage Business and its Lending Services Business.

The Company assesses administrative fees to each business segment for legal, corporate and administrative services. Administrative fees for Franchise Services, Lending Services, Brokerage Business and Financial Services for the period ended March 31, 2007 totaled $1,200,000, $563,000, $15,000 and $8,000, respectively, and for the three segments existing during the period ended March 31, 2006 totaled $1,200,000, $450,000 and $450,000, respectively.

Revenues, expenses, assets and liabilities that are not allocated to one of the four reportable segments are categorized as “Corporate.” Activities associated with Corporate include functions such as accounting, auditing, legal, human resources and investor relations. Activities associated with Corporate also include real estate ownership and corporate real estate management through Brooke Investments, Inc. and the operation of captive insurance companies that self-insure portions of the professional insurance agents’ liability exposure of Brooke Franchise Corporation, its affiliated companies and its franchisees and provide financial guaranty policies to Brooke Credit Corporation and its participating lenders.

The tables below reflect summarized financial information concerning the Company’s reportable segments for the three-month periods ended March 31, 2007 and 2006:

For the three months ended March 31, 2007 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business		Financial Services		Corporate		Elimination of Intersegment Activity		Consolidated Totals
Insurance commissions	$32,008	$728	$		$		$		$		$32,736
Policy fee income		102									102
Insurance premiums earned						1,073		266		(191)	1,148
Interest income	77	10		7,427		914		195		(255)	8,368
Gain on sale of notes receivable				7,121						2	7,123
Consulting fees	314					255				(254)	315
Initial franchise fees for basic services	12,870										12,870
Initial franchise fees for buyers assistance plans	385										385
Gain on sale of businesses	681										681
Other income	640			168		72		77		(661)	296
Total Operating Revenues	46,975	840		14,716		2,314		538		(1,359)	64,024
Interest expense	553	36		3,335		150		656		(255)	4,475
Commissions expense	22,841	277				254					23,372
Payroll expense	5,561	509		514		478		828			7,890
Depreciation and amortization	15	99		293		199		380		3	989
Insurance loss and loss expense						652		326			978
Other operating expenses	13,491	191		2,624		512		(353)		(1,106)	15,359
Minority interest in subsidiary						(36)					(36)
Total Expenses	42,461	1,112		6,766		2,209		1,837		(1,358)	53,027
Income Before Income Taxes	4,514	(272)		7,950		105		(1,299)		(1)	10,997
Segment assets	75,862	31,293		197,652		83,248		109,528		(154,426)	343,157
Expenditures for segment assets	482	—		21,941		10,548		1,745			34,716

For the three months ended March 31, 2006 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$26,637	$816	$—	$—	$—	$27,453
Policy fee income	—	138	—	—	—	138
Insurance premiums earned	—	—	—	96	(11)	85
Interest income	55	4	3,257	109	(86)	3,339
Gain on sale of notes receivable	—	—	687	—	(166)	521
Consulting fees	771	1,410	—	—	—	2,181
Initial franchise fees for basic services	5,560	—	—	—	—	5,560
Initial franchise fees for buyers assistance plans	1,357	—	—	—	—	1,357
Gain on sale of businesses	467	—	—	—	—	467
Other income	439	359	56	10	(779)	85
Total Operating Revenues	35,286	2,727	4,000	215	(1,042)	41,186
Interest expense	425	39	849	215	(86)	1,442
Commissions expense	18,914	270	—	—	—	19,184
Payroll expense	5,684	472	389	773	—	7,318
Depreciation and amortization	17	107	183	204	3	514
Other operating expenses	6,660	887	1,072	(715)	(790)	7,114
Total Expenses	31,700	1,775	2,493	477	(873)	35,572
Income Before Income Taxes	3,586	952	1,507	(262)	(169)	5,614
Segment assets	62,901	10,256	128,294	62,042	(87,160)	176,333
Expenditures for segment assets	—	—	—	783	—	783

10. Related Party Information

Robert D. Orr, Chairman and Chief Executive Officer, and Leland G. Orr, Chief Financial Officer and Treasurer, own a controlling interest in Brooke Holdings, Inc. which owned 46.07% of the Company’s common stock at March 31, 2007.

Brooke Holdings, Inc., Robert D. Orr, Leland G. Orr, Anita F. Larson, Shawn T. Lowry, Michael S. Lowry and Kyle L. Garst have agreed to vote their shares of the Company’s common stock together and, as a group, they beneficially owned 6,617,020 shares, or 52.16%, of the Company’s common stock at March 31, 2007.

Shawn T. Lowry, President and Chief Executive Officer of Brooke Franchise Corporation and Vice President of Brooke Corporation, and Michael S. Lowry, President and Chief Executive Officer of Brooke Credit Corporation, are the co-members of First Financial Group, L.C. Kyle L. Garst, Senior Vice President of Brooke Franchise Corporation, is the sole manager and sole member of American Financial Group, L.L.C. In October 2001, First Financial Group, L.C. and American Financial Group, L.L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.50% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014. At March 31, 2007, all but an immaterial amount of the entire loan principal balance of $305,000 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $210,000, all of which is the recourse obligation by Brooke Credit Corporation on a loan participation balance. First Financial Group, L.C. and American Financial Group, L.L.C. each sold its ownership interest in the Wallace Agency, L.L.C. back to the Wallace Agency, L.L.C. in March 2007.

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

11. Acquisitions and Divestitures

In July 2002, the Company acquired 100% of the outstanding ownership interests of CJD & Associates, L.L.C. for an initial purchase price of $2,025,000. Additional payments of the purchase price in the amount of $2,495,000 have been made since the initial purchase through March 31, 2007.

On January 8, 2007, the Company completed the acquisition of Generations Bank, a federal savings bank, by purchasing for $10,100,000 in cash all of the issued and outstanding capital stock of the Bank from Kansas City Life Insurance Company pursuant to a Stock Purchase Agreement dated January 23, 2006. Brooke Corporation assigned its rights and obligations under the Agreement to its wholly owned subsidiary, Brooke Brokerage Corporation, prior to the closing. Accordingly, the results of operations for the Bank have been included in the accompanying consolidated financial statements from January 8, 2007 forward.

The Bank operates under the name Brooke Savings Bank and its operations will be conducted through contracted bank agents, who will leverage existing relationships with Brooke Franchise Corporation franchisees and other independent insurance agents by providing additional products and services that complement the standard property and casualty insurance policies typically offered by these agents. The Bank’s main retail banking office will be relocated from Kansas City, Missouri to Phillipsburg, Kansas, and its administrative offices will be relocated to Overland Park, Kansas.

An initial purchase premium of $1,900,000, along with other direct costs associated with the transaction, has been allocated based on the fair values of the assets and liabilities acquired. The fair values of the major assets and liabilities acquired in this transaction are as follows (in thousands):

At January 8, 2007
Cash and due from other financial institutions	$800
Investment securities	30,383
Loans, net	19,644
Other assets	2,300

Total assets	53,127
Deposits	41,493
Other borrowings	1,289
Other liabilities	245

Total liabilities	43,027

Net assets acquired	$10,100

Included in other assets is the initial purchase premium of $1,900,000. This amount, along with other direct costs of approximately $177,000 associated with the transaction, has been allocated based upon the fair values of the assets and liabilities acquired. Substantially all of these costs have been recorded as Goodwill which will not be amortized but, rather, evaluated regularly for impairment. Goodwill recorded in connection with this transaction will not be deductible for tax purposes.

As previously indicated, the Bank’s results of operations have been included in the accompanying consolidated financial statements since its acquisition on January 8, 2007. Accordingly, the following information as reported for the three months ended March 31, 2007 is presented along with pro forma information for the three months ended March 31, 2006, assuming the acquisition took place on January 1, 2006:

	As Reported	Pro forma
(in thousands)	For the three months ended March 31, 2007	For the three months ended March 31, 2006
Total operating revenues	$64,024	$41,940
Net income	$6,809	$3,732
Basic earnings per share	$0.48	$0.30
Diluted earnings per share	$0.48	$0.29

On February 14, 2007, First American Capital Corporation (“FACC”) and Brooke Brokerage Corporation announced that they had entered into a definitive agreement by which FACC would acquire all of the outstanding capital stock of Brooke Savings Bank from Brooke Brokerage Corporation in exchange for 2,015,968 shares of FACC’s common stock, on a post-reverse-stock-split basis, with a value of approximately $10,100,000. Consummation of the transaction is subject to regulatory approvals and other closing conditions and is expected to close during or before the first quarter of 2008. Based on current outstanding shares of the First American Capital Corporation common stock and taking into account the results of the tender offer for shares concluded on April 2, 2007 and the 1-for-3 reverse stock split effected on April 13, 2007, the proposed transaction would result in an increase of the Company’s direct and indirect ownership of First American Capital Corporation from its current level of approximately 57% to approximately 74% on a fully diluted basis.

In February 2007, the Company entered into a definitive agreement by which Brooke Credit Corporation, its finance company subsidiary, will merge with Oakmont Acquisition Corp. (“Oakmont”). Oakmont is a blank check or special purpose acquisition company formed for the purpose of investing in an operating business. At December 31, 2006, Oakmont had approximately $48,880,000 in cash available for effecting a business combination. Under the terms of the agreement and subject to the necessary approvals, Brooke Credit will merge with and into Oakmont, with the surviving company operating under the name of Brooke Credit Corporation. At closing, the Company and other shareholders and warrant holders of Brooke Credit Corporation will receive merger consideration of 17,455,000 shares of Oakmont common stock with a value of approximately $104,731,000, assuming a $6.00 stock price. The Company and other shareholders and warrant holders will receive an additional 4,000,000 shares of Oakmont common stock should Brooke Credit achieve adjusted earnings of $15,000,000 in 2007, and an additional 1,000,000 shares should Brooke Credit achieve adjusted earnings of $19,000,000 based on the same computation in 2008. At the closing of the transaction, the Company and other former shareholders of Brooke Credit Corporation will own approximately 58.2% of the outstanding shares of common stock of Oakmont. Giving effect to the increased shares in the event the financial goals are achieved during 2007 and 2008, the Company and other former shareholders of Brooke Credit Corporation would own approximately 63.6% of the outstanding shares of common stock of Oakmont. These percentages of the Company’s ownership of Oakmont common stock do not reflect the effect of any exercise of any outstanding Oakmont warrants; however, do reflect the effect of outstanding Brooke Credit warrants. If all of Oakmont outstanding warrants are exercised, then Brooke Credit would receive up to approximately $85,752,000 in additional equity, and the ownership interest of the Company and other former shareholders of Brooke Credit Corporation would decrease to approximately 41.8% of Oakmont’s outstanding shares, assuming the 2007 and 2008 financials goals are achieved, and approximately 36.1% of outstanding shares if the financial goals are not achieved.

In March 2007, the Company purchased 100% of the common stock of Delta Plus Holdings, Inc. for a total purchase price of $13,500,000, plus net tangible book value at closing.

12. Stock-Based Compensation

The Company adopted SFAS 123R, “Share-Based Payment,” on January 1, 2006. The fair value of the options granted for the periods ended March 31, 2007 and 2006 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

	2001 Plan		2006 Plan
	2007	2006	2007	2006
Expected term (in years)	4.9	6.0	5.9		N/A
Expected stock volatility	10%	10%	10%		N/A
Risk-free interest rate	5%	5%	5%		N/A
Dividend	1%	1%	1%		N/A
Fair value per share	$0.13	$0.21	$1.07	$	N/A

At March 31, 2007, there were no additional shares available for the grant of stock options under the Brooke Corporation 2001 Compensatory Stock Option Plan (“2001 Plan”), as the 2001 Plan terminated on April 27, 2006, except with respect to stock options then outstanding, upon the adoption on that date by the Company’s shareholders of the 2006 Brooke Corporation Equity Incentive Plan (“2006 Plan”). The 2006 Plan includes stock options, incentive stock options, restricted shares, stock appreciation rights, performance shares, performance units and restricted share units as possible equity compensation awards. The 2006 Plan provides that a maximum of 500,000 shares of common stock may be issued pursuant to awards granted under such Plan. Awards of 12,150 restricted shares and incentive stock options to purchase 90,000 shares of common stock were granted under the 2006 Plan during the three-month period ended March 31, 2007, and, accordingly, at that date, there were 397,850 shares available for granting of stock-based awards under the 2006 Plan.

	2001 Plan		2006 Plan
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding December 31, 2005	359,340	$3.58		$
Granted	2,000	13.56
Exercised	(110,178)	2.92
Terminated and expired	(22,512)	4.12
Outstanding December 31, 2006	228,650	3.36	—		—
Granted	—	—	90000		12.45
Exercised	(120,510)	2.10	—		—
Terminated and expired	(4,200)	23.49	—		—
Outstanding March 31, 2007	103,940	$5.08	90,000		$12.45

87,152 options to purchase shares were exercisable at March 31, 2007. The following table summarizes information concerning outstanding and exercisable options at March 31, 2007.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
2001 Plan ($1.21 – $23.49)	103,940	4.9	$5.08	87,152	$5.08
2006 Plan ($12.31 – $13.54)	90,000	5.9	$12.45	—	$—

13. Intangible Assets

In connection with its acquisitions of Brooke Savings Bank and Delta Plus Holdings, Inc., the Company recorded goodwill of approximately $3,022,000 which is not being amortized but, rather, evaluated periodically for impairment. There were no other intangible assets with indefinite useful lives as of March 31, 2007, and December 31, 2006. The intangible assets with definite useful lives had a value of $12,760,000 and $8,196,000 at March 31, 2007, and December 31, 2006, respectively. Of these assets, $3,985,000 and $4,512,000, respectively, were recorded as a servicing asset on the balance sheet. The remaining assets were included in “Other Assets” on the balance sheet. Amortization expense was $564,000 and $299,000 for the periods ended March 31, 2007 and 2006, respectively.

Amortization expense for amortizable intangible assets for the periods ended March 31, 2008, 2009, 2010, 2011 and 2012 is estimated to be $1,413,000, $1,083,000, $915,000, $800,000 and $703,000, respectively.

14. Supplemental Cash Flow Disclosures

	For period Ended March 31, 2007	For period Ended March 31, 2006
Supplemental disclosures: (in thousands)
Cash paid for interest	$1,969	$1,126

Cash paid for income tax	$2,726	$7

Business inventory increased from December 31, 2006 to March 31, 2007. During the periods ended March 31, 2007 and 2006, the statements of cash flows reflect the purchase of businesses into inventory provided by sellers totaling $6,121,000 and $4,112,000, respectively, and the change in inventory of $3,632,000 and $250,000, respectively.

(in thousands)	For the period Ended March 31, 2007	For the period Ended March 31, 2006
Purchase of business inventory	$(8,958)	$(4,290)
Sale of business inventory	11,147	8,152

Net cash provided from sale of business inventory	2,189	3,862
Cash provided by sellers of business inventory	(6,121)	(4,112)
Non-cash reduction of inventory	300	—

(Increase) decrease in inventory on balance sheet	$(3,632)	$(250)

15. Statutory Requirements

At March 31, 2007, DB Indemnity, Ltd. was required to maintain a statutory capital and surplus of $120,000. Actual statutory capital and surplus was $2,373,000 and $2,410,000 at March 31, 2007 and December 31, 2006, respectively. Of the actual statutory capital, $120,000 and $120,000, respectively, is fully paid up share capital, and, accordingly, all of the retained earnings and contributed surplus were available for payment of dividends to shareholders.

DB Indemnity, Ltd. was required to maintain relevant assets of at least $2,048,000 and $2,017,000 at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 and December 31, 2006, relevant assets were $5,104,000 and $5,099,000, respectively. The minimum liquidity ratio was, therefore, met.

At March 31, 2007, The DB Group, Ltd. was required to maintain a statutory capital and surplus of $1,000,000. Actual statutory capital and surplus was $1,343,000 and $1,263,000 at March 31, 2007, and December 31, 2006, respectively. Of the actual statutory capital, $1,102,000 and $1,102,000, respectively, is fully paid up share capital and contributed surplus, and, accordingly, all of the retained earnings were available for payment of dividends to shareholders.

The DB Group, Ltd. was required to maintain relevant assets of at least $11,000 and $65,000 at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007 and December 31, 2006, relevant assets were $1,357,000 and $1,349,000, respectively. The minimum liquidity ratio was, therefore, met.

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

Statutory restrictions limit the amount of dividends which may be paid by FLAC to FACC. Generally, dividends during any year may not be paid without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholders’ surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. In addition, FLAC must maintain the minimum statutory capital and surplus required for life insurance companies in those states in which it is licensed to transact life insurance business.

KID imposes on insurance enterprises minimum risk-based capital (“RBC”) requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighing factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by ratio of the enterprise’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. FLAC has a ratio that is in excess of the minimum RBC requirements; accordingly, the Company’s management believes that FLAC meets the RBC requirements.

Brooke Savings Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of tangible capital (as defined in the regulations) to total tangible assets (as defined), total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to adjusted tangible assets (as defined).

In connection with its recent acquisition of the Bank, the Company has committed to maintain the Bank as a “well capitalized” institution, as defined in the regulations promulgated by the Office of Thrift Supervision, for Prompt Corrective Action purposes for the three-year period immediately following the consummation of the acquisition of the Bank. Management believes that, as of March 31, 2007, the Bank meets all capital adequacy requirements to which it is subject.

As of March 31, 2007, the most recent notifications from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain tangible capital, core (leverage) capital, and total (risk-based) capital ratios as set forth in the regulations. There are no conditions or events since the notification that management believes have changed the Bank’s category.

The Bank’s management believes that with respect to the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as significant changes in interest rates or a downturn in the economy in areas where the Bank has concentrations of loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

16. Contingencies

In July 2002, the Company entered into an agreement to purchase CJD & Associates, L.L.C. The sellers are entitled to an increase of the initial purchase price equal to 30% of CJD & Associates’ monthly net revenues during the contingency period of October 1, 2003 to October 1, 2007. Additional payments of the purchase price have been made in the amount of $2,495,000 since the initial purchase. Based on historical trends, the Company estimates remaining payments to the sellers of $469,000 in the fiscal year 2007.

In December 2006, the Company closed on a Stock Purchase and Sale Agreement with First American Capital Corporation, a Kansas corporation (“FACC”), pursuant to which, among other things, the Company acquired at closing for a cash price of $2,552,132 a total of 3,742,943 shares of common stock, representing approximately 46.8% of FACC common stock then outstanding, along with a warrant to purchase 1,643,460 shares of additional common stock for an additional purchase price of $447,818. On January 31, 2007, the Company exercised its warrant to purchase an additional 1,643,460 shares of FACC common stock for $447,818. In addition to cash compensation totaling $3 million for the shares of common stock purchased at closing or upon the subsequent exercise of warrants, the Stock Purchase and Sale Agreement provides that the Company shall pay to FACC up to $6 million as additional consideration for such shares if $6 million of pretax profits are not generated over a three-year period by the life insurance brokerage subsidiary in accordance with the following schedule: (i) at least One Million Five Hundred Thousand Dollars ($1,500,000) of pretax profits during the twelve-months ended September 30, 2007, (ii) at least Two Million Dollars ($2,000,000) of pretax profits during the twelve-months ended September 30, 2008, and (iii) at least Two Million Five Hundred Thousand Dollars ($2,500,000) of pretax profits during the twelve-months ended September 30, 2009. After the 1-for-3 reverse stock split effected by FACC on April 13, 2007, the number of shares of FACC common stock was 1,795,467 shares.

Various lawsuits have arisen in the ordinary course of the Company’s business. In each of the matters and collectively, the Company believes the ultimate resolution of such litigation will not result in any material adverse impact to the financial condition, operations or cash flows of the Company.

17. Foreign Currency Translation

The amount of the gross translation adjustment included in accumulated other comprehensive income at March 31, 2007 and December 31, 2006 was $171,000 and $179,000, respectively. The amount of the translation adjustment that was allocated to taxes was $65,000 and $68,000 which results in a net effect of $106,000 and $111,000 on accumulated other comprehensive income at March 31, 2007 and December 31, 2006, respectively.

18. New Accounting Standards

On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006, which, for the Company, is fiscal year 2007. The Company has implemented FIN 48 and believes this does not have a material affect on our current tax position.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Application of this standard is required for the Company beginning in 2008. The Company will implement this standard in 2008 and management believes it will not have a material affect on our financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for an entity’s first fiscal year that begins after November 15, 2007, which, for the Company, is fiscal year 2008. The Company will implement this standard in 2008 and management believes it will not have a material affect on our financial statements.

19. Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

20. Subsequent Events

On April 2, 2007, First American Capital Corporation concluded a modified “Dutch Auction” tender offer for shares of its common stock. First American Capital Corporation accepted for purchase shares of its common stock representing approximately 4% of its total shares outstanding at that date and paid from cash reserves an aggregate purchase price of approximately $607,000 for 379,248 shares (126,416 on a post-reverse-stock split basis). Based on current outstanding shares of First American Capital Corporation common stock, taking into account the results of the tender offer and a 1-for-3 reverse stock split effected on April 13, 2007, the Company’s ownership of First American Capital Corporation increased from approximately 55% to approximately 57%.

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

Forward-Looking Information

We caution you that this report on Form 10-Q for the three-month period ended March 31, 2007 includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Among other things, these statements relate to our financial condition, results of operations and business. These forward-looking statements are generally identified by the words or phrases “will,” “will allow,” “will continue,” “would,” “would be,” “expect,” “expect to,” “intend,” “intend to,” “anticipate,” “is anticipated,” “foresee,” “estimate,” “plan,” “may,” “believe,” “implement,” “build,” “project” or similar expressions and references to strategies or plans.

While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons. These risks and uncertainties are discussed in more detail in our annual report on Form 10-K for the fiscal year ended December 31, 2006, in our other filings with the Securities and Exchange Commission and in this section of this report and include, but are not limited to:

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

General

Our primary business activity is property and casualty insurance sales through franchisees and most of our revenues are generated from commissions paid on the sale of insurance. Commission revenues typically represent a percentage of insurance premiums paid by policyholders. Premium amounts and commission percentage rates are established by insurance companies, so we have little or no control over the commission amount generated from the sale of a specific insurance policy. Our business also includes lending to businesses that sell insurance and related services. Unlike commission revenues, lending interest rates are typically set by us, although competitive forces are important limiting factors when establishing rates.

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

Brooke Credit Our wholly owned finance subsidiary generates most of its revenues from interest income resulting from loans held on our balance sheet in the form of inventory loans held for sale and from gains on sale of loans when they are removed from our balance sheet. Most of Brooke Credit’s loans have been made to Brooke Franchise’s franchisees, although an increasing share of loans have been made to insurance related businesses that are not franchisees. Brooke Credit funds its loan portfolio primarily through the sale of loan participation interests to other lenders, the sale of loans to qualified special purpose entities in which the entities secure off balance sheet financing through the issuance of asset-backed securities or bank debt and on-balance sheet funding from cash and short-term lines of credit. In February 2007, we entered into an agreement by which Brooke Credit will merge with Oakmont Acquisition Corp resulting in Brooke Credit becoming a public company with us as its largest shareholder. The transaction is subject to Oakmont shareholder approval and other closing conditions.

Brooke Brokerage Brooke Brokerage is a wholly owned subsidiary that generates revenues through its CJD & Associates, L.L.C subsidiary from commissions paid by insurance companies for the sale of hard-to-place and niche insurance policies on a wholesale basis through our franchise agents and other insurance agents. In March 2007 we purchased Delta Plus Holdings, Inc., parent company of Traders Insurance Company, a Missouri domiciled property and casualty insurance company. Traders Insurance Company sells auto insurance through independent insurance agents to a specific customer niche. As such, it is activities are closely aligned with the activities of Brooke Brokerage.

First American In December 2006 and January 2007, we acquired approximately 55% (on a fully diluted basis) of the common stock of First American. First American generates revenues from the sale of life insurance and annuity products through First Life America Corporation, a Kansas domiciled life insurance company. First American also generates revenues from brokering loans for, and consulting with, insurance related businesses through its Brooke Capital Advisors subsidiary. Subject to regulatory approvals, in February 2007, First American agreed to acquire Brooke Savings Bank from Brooke

Brokerage (which Brooke Brokerage had acquired in January 2007) because First American’s life insurance business better compliments the banking business than Brooke Brokerage’s property and casualty insurance business and because, as a publicly held company, First American provides more capital raising and marketing advantages to Brooke Savings Bank than Brooke Brokerage.

Results of Operations

Our consolidated results of operations have been significantly impacted by expansion of franchise locations in recent years. The following table shows income and expenses (in thousands, except percentages and per share data) for the three months ended March 31, 2007 and 2006, and the percentage change from period to period.

	Three months ended March 31, 2007	Three months ended March 31, 2006	2007 % increase (decrease) over 2006
Operating Revenues
Insurance commissions	$32,736	$27,453	19%
Interest income (net)	8,368	3,339	151
Consulting fees	315	2,181	(86)
Gain on sale of businesses	681	467	46
Initial franchise fees for basic services	12,870	5,560	131
Initial franchise fees for buyers assistance plans	385	1,357	(72)
Gain on sale of notes receivable	7,123	521	1,267
Insurance premiums earned	1,148	85	1,251
Policy fee income	102	138	(26)
Other income	296	85	248

Total operating revenues	64,024	41,186	55
Operating Expenses
Commission expense	23,372	19,184	22
Payroll expenses	7,890	7,318	8
Depreciation and amortization expense	989	514	92
Insurance loss and loss expense	978	—	—
Other operating expenses	15,359	7,114	116
Other operating interest expense	1,815	308	489

Total operating expenses	50,403	34,438	46
Income from operations	13,621	6,748	102
Interest expense	2,660	1,134	135
Minority interest in subsidiary	(36)	—	—

Income before income taxes	10,997	5,614	96
Income tax expenses	4,188	2,082	101

Net income	$6,809	$3,532	93%
Basic net income per share	$0.48	$0.28	71%
Diluted net income per share	$0.48	$0.27	78%

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

Expenses are also expected to continue to increase as a result of opening new franchise locations in 2007. The increases of commission expense are primarily attributable to increases in insurance commissions received from insurance companies, because a share of insurance commissions is typically paid to franchisees. Other operating expenses increased at a faster rate than total operating revenues during the first quarter of 2007 when compared to the same period in 2006 primarily as the result of increases in write off expenses, advertising expenses, company owned stored expenses (See Franchise Services Segment, below) and credit loss expense (See Lending Services Segment, below). Other operating expenses, as a percentage of total operating revenue, were approximately 24% and 17% during the three month period ended March 31, 2007 and 2006, respectively.

The increases in other operating interest expense are primarily attributable to interest paid on on-balance sheet bank lines of credit. We have historically used these lines of credit to fund our loans until we sell them in a securitization. Operating interest expense is expected to reduce in future reporting periods, as the Company initiated a $150,000,000 off-balance sheet facility with Fifth Third Bank in March of 2007 to sell on a revolving basis, a pool of its loans, to a qualifying special purpose entity. The impact of this facility, which replaces the previous $85,000,000 on-balance sheet facility with Fifth Third Bank, is expected to reduce future operating interest expense and correspondingly increase participating lender interest expense (See Lending Services Segment, below). We consider line of credit interest expense to be an operating expense because the proceeds from the lines of credit loans are used to partially fund our lending activities.

We consider interest expense, other than line of credit interest expense, to be a non-operating expense. Interest expense increased primarily as a result of increased debt to commercial banks, which was incurred primarily to capitalize our operating subsidiaries and to fund the over-collateralization of our warehouse facilities and securitizations. Also contributing to the increase was the interest expense associated with the private placement debt issuance by Brooke Credit in the fourth quarter of 2006.

Net income increased primarily as the result of increased openings of new franchise locations, increased loan interest revenues from a larger loan portfolio and increased loan sales revenues from the off-balance sheet financing secured from Fifth Third Bank in March of 2007.

The following table shows selected assets and liabilities (in thousands, except percentages) as of March 31, 2007 and December 31, 2006, and the percentage change between those dates.

	As of March 31, 2007	As of December 31, 2006	2007 % Increase (decrease) over 2006
Investments	$55,496	$18,027	208
Customer receivable	22,514	20,666	9
Notes receivable	93,852	164,153	(43)
Interest earned not collected on notes	3,930	3,401	16
Other receivables	8,880	1,601	455
Securities	81,099	50,322	61
Deferred charges	11,508	11,094	4
Accounts payable	19,769	12,944	53
Deposits	29,452	—	NA
Payable under participation agreements	32,453	26,849	21
Policy and contract liabilities	22,234	20,184	10
Premiums payable	9,543	6,925	38
Debt	124,660	177,793	(30)
Minority interest in subsidiary	4,673	5,464	(14)

Our acquisition of a controlling interest in First American Capital Corporation in December 2006 and January 2007 has resulted in a new asset category for investments and a new liability category for policy and contract liabilities to account for the life insurance and annuity operations of First American Capital Corporation’s life insurance company subsidiary. A balance sheet account has also been established to reflect the interests of First American Capital Corporation’s minority shareholders. The acquisition of Brooke Savings Bank in January 2007 has resulted in a new liability category for deposits the bank’s primary source of funding.

Investments increased as the result of investments held by Brooke Savings Bank and Traders Insurance Company (Delta Plus Holdings, Inc. subsidiary) which were acquired during the first quarter of 2007.

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

Notes receivable include loans made by Brooke Credit to franchisees and others. Notes receivable balances vary, sometimes significantly from period to period, as a result of our decision to temporarily retain more or fewer loans in our “held for sale” loan inventory based on the funds available to us. Notes receivable balances decreased as a result of loans previously held in loan inventory being sold to Brooke Warehouse Funding, LLC, in connection with the off-balance sheet financing secured through Fifth Third Bank during March of 2007. No loss allowance has been made for the notes receivable held in Brooke Credit’s loan inventory because we typically hold these assets for less than eight months and, therefore, have a short-term exposure to loss, and we have experienced limited credit losses (See Lending Services Segment, below).

Customer receivables, notes receivables, interest earned not collected on notes and allowance for doubtful accounts are the items that comprise our accounts and notes receivable, net, as shown on our consolidated balance sheet.

Other receivables, increased primarily from amounts due from participating lenders for purchase of loans and amounts due from franchisees for purchase of insurance agencies.

The securities balance result from loan sales activities to qualifying special purpose entities and primarily consist of three types of securities (or retained residual assets), interest-only strip receivables in the loans sold, retained over-collateralization interests in the loans sold, and cash reserves. When the Company sells notes receivables to qualifying special purpose entities it retains an over-collateralization interest in the loans sold and cash reserves. As cash is received for the interest-only strip receivable as well as the principal attributable to our over-collateralization retained interest, the securities balance declines. The securities balance increased primarily as the result of loans previously held in loan inventory being sold to Brooke Warehouse Funding, LLC, in connection with the off-balance sheet financing secured through Fifth Third Bank during March of 2007.

Deferred charges includes primarily the fees associated with the issuance of long-term debt by our finance company subsidiary and the costs of acquiring life insurance by our indirect life insurance company subsidiary. These fees increased primarily as the result of the acquisition of First American and the fees associated with the Brooke Credit private placement of debt in 2006.

Accounts payable, which includes franchise payables, producer payables, payroll payables and other accrued expenses, increased primarily from amounts due for purchase of insurance agencies and estimated commission expense due franchisees.

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

The premiums payable liability category is comprised primarily of amounts due to insurance companies for premiums that are billed and collected by our franchisees. Premiums payable increased primarily from the continued expansion of our franchise operations, including the acquisition of Delta Plus Holdings, Inc, which resulted in an increase of premiums billed and collected by our franchisees. Premiums payable also increased from temporary fluctuations in agent billed activity.

Debt decreased primarily as the result of elimination of the on-balance sheet financing previously provided by Fifth Third Bank, which was modified and resulted in off-balance sheet financing. The remaining line of credit balances were $17,706,000 and $86,644,000 at March 31, 2007 and December 31, 2006, respectively.

Income Taxes

For the three months ended March 31, 2007 and 2006, we incurred income tax expenses of $4,188,000 and $2,082,000, respectively, resulting in effective tax rates of 38% and 37%. As of March 31, 2007 and December 31, 2006, we had current income tax liabilities of $1,559,000 and $4,293,000, respectively, and deferred income tax liabilities of $12,492,000 and $7,594,000, respectively. The deferred tax liability is primarily due to the deferred recognition of revenues, for tax purposes, on loans sold until interest payments are actually received.

Analysis by Segment

Our four reportable segments are Franchise Services, Lending Services, Brokerage Services and Financial Services. The Franchise Services segment includes the sale of property and casualty insurance to customers on a retail basis through franchisees. The Lending Services Segment includes our lending activities. The Brokerage Segment includes the sale of hard-to-place and niche property and casualty insurance on a wholesale basis through independent insurance agents. The Financial Services Segment includes the sale of banking services, life insurance policies and the brokering of loans to insurance related businesses. The Financial Services Segment was added during the first quarter as a result of the acquisitions of Brooke Savings Bank and a controlling interest in First American. Discussions of life insurance activities were previously included in Corporate and are now part of the Financial Services Segment discussions. Discussions of loan brokerage activities were previously included in the Brokerage Segment and are now part of the Financial Services Segment discussions.

Revenues, expenses, assets and liabilities for reportable segments were extracted from the financial statements prepared for Brooke Franchise, Brooke Credit, Brooke Brokerage, First American and Delta Plus Holdings, Inc. As such, consolidating entries are excluded and segment discussions will not always correspond to our consolidated financial statements.

Each segment is assessed a shared services expense which is an internal allocation of legal, accounting, human resources, information technology and facilities management expenses based on our estimate of usage. Because consolidated entries are excluded, the other operating expense category for reportable segments include internal allocations for shared services expense during the three-month period ended March 31, 2007 and 2006, of $1,200,000 and $1,200,000, respectively, for the Franchise Services segment, $563,000 and $450,000, respectively, for the Lending Services Segment, $15,000 and $450,000, respectively, for the Brokerage Segment and $8,000 and $0, respectively, for the Financial Services segment.

Revenues, expenses, assets and liabilities that are not allocated to one of the four reportable segments are categorized as “Corporate.” Activities associated with Corporate include functions such as accounting, auditing, legal, human resources and investor relations. Activities associated with Corporate also include real estate ownership and corporate real estate management through Brooke Investments, Inc. and the operation of captive insurance companies that self-insure portions of professional insurance agents’ liability exposure of Brooke Franchise, its affiliated companies and its franchisees and provide financial guaranty policies to Brooke Credit and its participating lenders.

Franchise Services Segment

Financial information relating to Brooke Franchise and our Franchise Services Segment is as follows (in thousands, except percentages):

	Three months ended March 31, 2007	Three months ended March 31, 2006	2007 % increase (decrease) over 2006
REVENUES
Insurance commissions	$32,008	$26,637	20%
Consulting fees	314	771	(59)
Gain on sale of businesses	681	467	46
Initial franchise fees for basic services	12,870	5,560	131
Initial franchise fees for buyers assistance plans	385	1,357	(72)
Interest income	77	55	40
Other income	640	439	46

Total operating revenues	46,975	35,286	33
EXPENSES
Commission expense	22,841	18,914	21
Payroll expense	5,561	5,684	(2)
Amortization	15	17	(12)
Other operating expenses	13,491	6,660	103

Total operating expenses	41,908	31,275	34
Income from operations	5,067	4,011	26
Interest expense	553	425	30

Income before income taxes	$4,514	$3,586	26%
Total assets (at period end)	$75,862	$62,901	21%

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

Commission expense increased because insurance commission revenues increased and franchisees are typically paid a share of insurance commission revenue. Commission expense represented approximately 71% and 71%, respectively, of Brooke Franchise’s insurance commission revenue for the three month periods ended March 31, 2007 and 2006.

Brooke Franchise sometimes retains an additional share of franchisees’ commissions as payment for franchisee optional use of Brooke Franchise’s service centers. However, all such payments are applied to service center expenses and not applied to commission expense. As of March 31, 2007 and December 31, 2006, Brooke Franchise service centers totaled 15 and 20, respectively. Expenses incurred in the operation of service centers for the three months ended March 31, 2007 and 2006 totaled $1,691,000 and $3,175,000, respectively.

Profit sharing commissions, or Brooke Franchise’s share of insurance company profits paid by insurance companies on policies written by franchisees, and other such performance compensation, were $4,212,000 for the three months ended March 31, 2007, as compared to $4,177,000 for the three months ended March 31, 2006. Profit sharing commissions represented approximately 13% and 16%, respectively, of Brooke Franchise’s insurance commissions for the three months ended March 31, 2007 and 2006. Franchisees do not receive any share of Brooke Franchises’ profit sharing commissions.

Net commission refund liability is our estimate of the amount of Brooke Franchise’s share of retail commission refunds due to insurance companies resulting from future policy cancellations. As of March 31, 2007 and December 31, 2006, Brooke Franchise recorded corresponding total commission refund liabilities of $1,288,000 and $535,000, respectively. The increase is primarily the result of the acquisition of Christopher Joseph & Company ( a Delta Plus Holdings, Inc. subsidiary).

Other operating expenses Other operating expenses increased at a faster rate than total operating revenues primarily as the result of increases in expenses for write off of franchise balances, advertising and marketing assistance provided to franchisees and operating expenses for company-owned stores. Other operating expenses represented approximately 29% and 19%, respectively, of Brooke Franchise’s total revenues for the three-month periods ended March 31, 2007 and 2006.

Expenses for write off of franchise balances increased to $3,046,000 for the three months ended March 31, 2007 from $0 for the three months ended March 31, 2006. Total write off expense increased primarily as the result of an increase in the amount of write off expense related to franchise statement balances. Franchise statement balance write offs have increased as the result of increased management scrutiny and the adverse affect on some franchisees of increased loan interest rates coupled with a reduction of commission revenues resulting from reduction of premium rates by insurance companies.

Advertising expenses increased $784,000, or 48%, to $2,425,000 for the three months ended March 31, 2007 from $1,641,000 for the three months ended March 31, 2006. Marketing allowances made to franchisees increased $747,000, or 92%, to $1,560,000 for the three months ended March 31, 2007 from $813,000 for the three months ended March 31, 2006.

Operating expenses for company-owned stores increased $829,000, or 63%, to $2,142,000 for the three months ended March 31, 2007 from $1,313,000 for the three months ended March 31, 2006. Although operating expenses from company-owned stores represented a significant part of the overall increase in other operating expenses, these expenses were largely offset by commission revenues generated by company-owned stores totaling $1,497,000 and $1,303,000, respectively, for the three month periods ended March 31, 2007 and 2006.

Initial Franchise Fees for Basic Services A certain level of basic services is initially provided to all franchisees, whether they acquire an existing business and convert it into a Brooke franchise, start up a new Brooke franchise location or acquire a company-developed franchise location. These basic services include services usually provided by other franchisors, including a business model, use of a registered trade name, access to suppliers and a license for an Internet-based management system. The amount of the initial franchise fees typically paid for basic services is currently $165,000. We expect the initial franchise fee rate for basic services to increase as demand for access to our trade name, suppliers and business model increases.

Revenues from initial franchise fees for basic services are recognized as soon as Brooke Franchise delivers the basic services to the new franchisee, such as access to insurance company contracts, access to the Company’s management system, and access to the Company’s brand name. Upon completion of this commitment, Brooke Franchise has no continuing obligation to the franchisee.

A total of 90 and 49 new franchise locations were added during the three month periods ended March 31, 2007 and 2006, respectively. The number of new franchise locations increased in 2007 as compared to 2006 primarily because the demand for access to our trade name, suppliers and business model increased in 2007. The increase in the amount of initial franchise fees for basic services resulted from continued expansion of Brooke Franchise’s franchise operations.

The following table summarizes information relating to initial franchise fees for basic services.

Summary of Initial Franchise Fees For Basic Services

and the Number of New Locations

(in thousands, except number of locations)

	Start-up Related Initial Franchise Fees for Basic Services (Locations)		Conversion Related Initial Franchise Fees for Basic Services (Locations)		Company Developed Initial Franchise Fees for Basic Services (Locations)		Total Initial Franchise Fees For Basic Services (Locations)
Three months ended March 31, 2007	6,765	(41)	4,620	(42)	1,485	(7)	12,870	(90)
Three months ended March 31, 2006	4,240	(33)	1,320	(15)	—	(1)	5,560	(49)

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

Brooke Franchise provides assistance regarding the acquisition and conversion of businesses such as compilation of an inspection report which is delivered to franchisees on or prior to closing. As such, Brooke Franchise performs substantially all of the buyers assistance plan services before an acquisition closes and, therefore, typically recognizes all of the initial franchise fee revenue for buyers assistance plan at the time of closing.

Buyers assistance plans provide initial conversion assistance for recently acquired businesses and buyers assistance plan services are, therefore, not provided to buyers of businesses that are already franchises. In addition, buyers assistance plans are not typically provided to franchisees selling to other franchisees and are not provided to franchisees purchasing businesses that had previously been purchased by Brooke Franchise in the past twenty-four months. A total of 2 and 5 of the new franchise locations in the three months ended March 31, 2007 and 2006, respectively, represent businesses that were converted into Brooke franchises and received assistance through initial buyers assistance plans.

Seller Related Revenues Seller related revenues typically are generated when a business is acquired by Brooke Franchise for sale to a franchisee. Seller related revenues include consulting fees paid directly by sellers, gains on sale of businesses from deferred payments, gains on sale of businesses relating to company-owned stores, and gains on sale of businesses relating to inventory. A primary aspect of Brooke Franchise’s business is the buying and selling of businesses. Therefore, all seller related revenues are considered part of normal business operations and are classified on our income statement as operating revenue. Seller related revenues decreased $243,000, or 20%, to $995,000, for the three months ended March 31, 2007 from $1,238,000 for the three months ended March 31, 2006. The trend of decreasing seller related revenues is partially attributable to an increasing emphasis by Brooke Franchise on recruitment of start up and company-developed franchises and a decreasing emphasis on recruitment of conversion franchises to purchase businesses acquired by Brooke Franchise.

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

Gains on Sale of Businesses from Deferred Payments. Our business includes the buying and selling of insurance agencies and occasionally holding them in inventory. When purchasing an agency, we typically defer a portion of the purchase price, at a low or zero interest rate, to encourage the seller to assist in the transition of the agency to one of our franchisees. We carry our liability to the seller at a discount to the nominal amount we owe, to reflect the below-market interest rate. When we sell an acquired business to a franchisee (typically on the same day it is acquired), we generally sell it for the full nominal price (i.e. before the discount) paid to the seller. When the sale price of the business exceeds the carrying value, the amount in excess of the carrying value is recognized as a gain. Gains on sale resulting primarily from discounted interest rates increased $230,000, or 51%, to $681,000 for the three months ended March 31, 2007 from $451,000 for the three months ended March 31, 2006.

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

The calculation of the reduced carrying value, and the resulting gain on sale of businesses, is made by calculating the net present value of scheduled future payments to sellers at a current market interest rate. The following table provides information regarding the corresponding calculations:

Calculation of Seller Discounts Based On Reduced Carrying Values

(in thousands, except percentages and number of days)

	Beginning Principal Balance	Weighted Average Rate	Weighted Average Maturity	Interest Rate Used for Net Present Value	Full Nominal Purchase Price	Reduced Carrying Value	Gain on Sale from Deferred Payments
Three months ended March 31, 2007	$5,878	9.75%	458 days	9.75%	$10,384	$9,703	$681
Three months ended March 31, 2006	2,041	9.05%	1,467 days	9.00-9.50%	4,926	4,475	451

Gains on Sale of Businesses – Company-owned Stores. If we expect to own and operate businesses for more than one year, we consider these businesses to be company-owned stores and treat such transactions under purchase accounting principles, including booking intangible assets and recognizing the related amortization expense. By contrast, businesses purchased for resale to our franchisees (usually within one year) are carried at cost as business inventory, without the booking of intangible assets. There were no gains on sale resulting from the sale of company-owned stores for the three-month period ended March 31, 2007 and 2006.

Gains on Sale of Businesses – Inventoried Stores. As noted above, acquired businesses are typically sold on the same day as acquired for the same nominal price paid to the seller. However, this is not always the case and businesses are occasionally held in inventory. As such, gains and losses are recorded when an inventoried business is ultimately sold and carrying values of inventoried businesses are adjusted to estimated market value when market value is less than cost. Gains on sale resulting from the sale of inventoried stores were $0 and $16,000 for the three months ended March 31, 2007 and 2006, respectively.

Income Before Income Taxes Brooke Franchise’s income before income taxes increased $928,000, or 26%, to $4,514,000 for the three months ended March 31, 2007 from $3,586,000 for the three months ended March 31, 2006. The increase in income is primarily attributable to an increase in initial franchise fees resulting from adding 90 new franchise locations during the three month period ended March 31, 2007 as compared to adding 49 new franchise locations for the three months ended March 31, 2006.

Company-Owned Stores This discussion of company-owned stores is separated into four store types: 1) inventoried stores, 2) managed stores, 3) pending stores, 4) company-developed stores, and 5) franchisee-developed stores. Inventoried stores include businesses purchased by Brooke Franchise for resale to franchisees. Managed stores include businesses as to which Brooke Franchise has entered into agreements with franchisees to manage stores as a result of lender collateral preservation, the disability of the franchisee, the death of the franchisee or other circumstances. Pending stores include businesses that franchisees have contracted to sell, but the transactions have not yet closed, and Brooke Franchise is managing the store to reduce the likelihood of asset deterioration prior to closing. Managed and pending stores are not recorded as an asset on Brooke Franchise’s balance sheet. However, because Brooke Franchise is entitled by agreement to the income and responsible for the expenses of the business until the agreement terminates or ownership is transferred, such income and expenses of managed and pending stores are recorded to Brooke Franchise’s income statement and we, therefore, include the business in our discussions of company-owned stores. Company-developed stores include business locations developed by Brooke Franchise that have not been previously owned by a franchisee. Because the store has been developed by Brooke Franchise instead of purchased from third parties, all income and expenses associated with development and operation are recorded by Brooke Franchise as income and expenses, but an asset is not recorded on Brooke Franchise’s balance sheet. Franchisee-developed stores include franchise businesses for which franchisees have paid part or all of the expenses associated with franchise development, but for which the development process has been interrupted by the franchisee or by Brooke Franchise for lifestyle, financial or other reasons.

Inventoried Stores The number of total businesses purchased into inventory during the three months ended March 31, 2007 and 2006 was 7 and 12, respectively. At March 31, 2007 and December 31, 2006, respectively, Brooke Franchise held 7 and 3 businesses in inventory with respective total balances, at the lower of cost or market, of $5,965,000 and $2,333,000. Write down expense on inventoried stores, resulting from a decrease in the market values of inventoried businesses, for the three-month periods ended March 31, 2007 and 2006 totaled $300,000 and $0, respectively. Revenues from the operation of inventoried stores for the three months ended March 31, 2007 and 2006 totaled $178,000 and $398,000, respectively. Expenses incurred in the operation of inventoried stores for the three months ended March 31, 2007 and 2006 totaled $169,000 and $220,000, respectively.

The number of businesses twice-purchased into inventory within twenty-four months is an important indicator of Brooke Franchise’s success in recruiting qualified buyers. There were 1 and 0 businesses twice-purchased during the three months ended March 31, 2007 and 2006, respectively. Some franchisees have experienced an adverse affect on profitability and cash flow from increased loan interest rates on agency acquisition loans and lower commissions resulting from the effect of decreased premium rates. Otherwise, Brooke Franchise is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of businesses from its inventory.

Managed Stores At March 31, 2007 and December 31, 2006, the total number of businesses managed under contract, but not owned, by Brooke Franchise was 12 and 13, respectively. Revenues from the operation of managed stores for the three months ended March 31, 2007 and 2006 totaled $1,200,000 and $785,000, respectively. Operating expenses incurred by managed stores for the three months ended March 31, 2007 and 2006 totaled $1,040,000 and $585,000, respectively. Additionally, owner’s compensation expenses incurred by managed stores for the three months ended March 31, 2007 and 2006 totaled $632,000 and $352,000, respectively.

Pending Stores At March 31, 2007 and December 31, 2006, the total number of businesses under contract for sale and managed by Brooke Franchise pending closing of a sale was 20 and 11, respectively. Revenues from the operation of pending stores for the three months ended March 31, 2007 and 2006 totaled $103,000 and $120,000, respectively. Operating expenses incurred by pending stores for the three months ended March 31, 2007 and 2006 totaled $66,000 and $85,000, respectively. Additionally, owner’s compensation expenses incurred by pending stores for the three months ended March 31, 2007 and 2006 totaled $115,000 and $71,000, respectively.

Company-Developed Stores At March 31, 2007 and December 31, 2006, the total number of businesses owned and under development by Brooke Franchise was 16 and 14, respectively. Revenues from developed stores for the three months ended March 31, 2007 and 2006 totaled $16,000 and $0, respectively. Operating expenses incurred by developed stores for the three months ended March 31, 2007 and 2006 totaled $120,000 and $0, respectively.

Franchisee-Developed Stores At March 31, 2007 and December 31, 2006, the total number of businesses for which the development process was interrupted was 15 and 7, respectively.

Same Store Sales Revenue generation, primarily commissions from insurance sales, is an important factor in franchise financial performance and revenue generation is carefully analyzed by Brooke Franchise. Twenty-four months after initial conversion of an acquired business, Brooke Franchise considers a franchise “seasoned” and the comparison of current to prior year revenues a more reliable indicator of franchise performance. Combined same store sales of seasoned converted franchises and start up franchises for twelve months ended March 31, 2007 and 2006 decreased .5% and 3.0%, respectively. The median annual revenue growth rates of seasoned converted franchises and qualifying start up franchises for the twelve months ended March 31, 2007 and 2006 were (.4%) and (1.0%). All same store calculations exclude profit sharing commissions. Same store calculations are based entirely on commissions and fee revenue allocated by Brooke Franchise to franchisees’ monthly statements. Brooke Franchise is unable to determine the impact, if any, on same store calculations resulting from commissions and fee revenue that franchisees receive but do not process through Brooke Franchise as required by their franchise agreement.

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

The following table summarizes total statement balances, uncollected account balances and watch statement balances (in thousands) as of March 2007 and December 2006.

	As of March 31, 2007	As of December 31, 2006
Total Statement Balances	$6,687	$6,214
Uncollected Accounts* (Included in Above Total Statement Balances)	$5,656	$3,778
Watch Statement Balances (Included in Above Total Statement Balances)	$5,643	$5,476
Watch Statement Uncollected Accounts**	$1,229	$1,804

*	These amounts are limited to uncollected balances for franchisees with unpaid statement balances as of March 2007 and December 2006.
**	These amounts are limited to uncollected balances for franchisees with watch statement balances as of March 2007 and December 2006.

Non-statement Balances Separate from short-term statement balances, Brooke Franchise also extends credit to franchisees for long-term producer development, including hiring and training new franchise employees, and for other reasons not related to monthly fluctuations of revenues. These longer term non-statement balances are not reflected in the short-term statement balances referenced above and totaled $8,537,000 and $9,115,000, respectively, as of March 2007 and December 2006.

Allowance for Doubtful Accounts The balance of Brooke Franchise’s Allowance for Doubtful Accounts was $1,466,000 and $1,466,000, respectively, on March 31, 2007 and December 31, 2006. The amount of the Allowance for Doubtful Accounts was determined based on analysis of Brooke Franchise’s total franchise balances, watch balances, write off experience and Brooke Franchise’s evaluation of the potential for future losses.

The following table summarizes the Allowance for Doubtful Accounts activity for March 31, 2007 and December 31, 2006 (in thousands). Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

	Balance at beginning of year	Charges to expenses	Write off statement balances	Write off non-statement balances	Balance at end of year
Allowance for Doubtful Accounts
Year ended December 31, 2006	$716	$4,313	$3,026	$537	$1,466
Three months ended March 31, 2007	$1,466	$3,046	$2,491	$555	$1,466

Lending Services Segment

The following discussions regarding loan balances, number of loans, number of obligors, interest rates and seasoning periods exclude related party loans made to Brooke Corporation and sister companies. As of March 31, 2007, loan balances in which Brooke Credit has retained interest and/or servicing rights, totaled approximately $512,743,000 compared to $483,278,000 as of December 31, 2006, a 6% increase. Of the loan balances as of March 31, 2007, $76,029,000 were on-balance sheet and $436,714,000 were off-balance sheet, compared to $164,153,000 on-balance sheet and $319,125,000 off-balance sheet as of December 31, 2006.

On-balance sheet loans consist of (1) those loans held in inventory on the balance sheet, (2) those loans sold to participating lenders that do not qualify as true sales pursuant to the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and (3) those loans sold to Brooke Credit’s warehouse entities that do note qualify as true sale pursuant to their criteria established by SFAS 140. Off-balance sheet loans consist of (1) those loans sold to participating lenders that qualify as true sales pursuant to the criteria established by SFAS 140, and (2) those loans sold to qualifying special purpose entities that qualify for a true sale pursuant to the criteria established by SFAS 140.

As of March 31, 2007, loan balances were comprised of approximately $301,924,000, or 59%, in loans made to retail insurance agencies that are franchisees of Brooke Franchise Corporation, approximately $58,104,000, or 11%, in loans made to retail insurance agencies that are not franchisees of Brooke Franchise Corporation, approximately $88,746,000 or 17% in loans made to managing general agencies, approximately $59,379,000 or 12% in loans made to independent funeral homes and $4,590,000, or 1%, in miscellaneous loans. As of December 31, 2006, loan balances were comprised of approximately $278,971,000, or 58,% in loans made to retail insurance agencies that are franchisees of Brooke Franchise Corporation, approximately $54,031,000, or 11%, in loans made to retail insurance agencies that are not franchisees of Brooke Franchise Corporation, approximately $89,433,000, or 18%, in loans made to managing general agencies, approximately $56,016,000 or 12% in loans made to independent funeral homes and $4,827,000, or 1%, in miscellaneous loans.

As of March 31, 2007, loan balances were comprised of 1,102 loans with 810 obligors, resulting in an average balance per loan of approximately $465,000 and an average balance per obligor of approximately $633,000. As of December 31, 2006, loan balances were comprised of 1,156 loans with 750 obligors, resulting in an average balance per loan of $418,000 and average balance per obligor of $644,000.

A majority of Brooke Credit’s loans are variable rate loans and are based on the New York Prime rate (“Prime”) as published in the Wall Street Journal. However, Brooke Credit has fixed rates on approximately 1% of its portfolio. Typically the interest rate adjusts daily based on Prime; however, approximately 8% of Brooke Credit’s portfolio as of March 31, 2007 adjusts annually based on Prime and an immaterial amount of its loans adjust monthly based on Prime. As of March 31, 2007, Brooke Credit’s variable loan portfolio had a weighted average index rate of approximately 3.74% above Prime, compared to approximately 3.79% above Prime as of December 31, 2006.

As of March 31, 2007 and December 31, 2006, the weighted average seasoning period of the loans in Brooke Credit’s portfolio was 15 months and 14 months, respectively. As of March 31, 2007, the weighted average months to maturity or remaining term was 127 months, compared to 131 months as of December 31, 2006.

Brooke Credit mitigates credit risk by retaining industry consultants and franchisors (“Collateral Preservation Providers”) to provide certain collateral preservation services, including assistance in the upfront analysis of a credit application, assistance with due diligence activities, assistance in ongoing surveillance of a borrower’s business and providing certain loss mitigation activities associated with distressed loans. Loss mitigation activities typically include marketing support, operational support, management services and liquidation services. For these collateral preservation services, Brooke Credit shares a portion of the loan fee and interest income received on loan balances over the life of the loans.

In 2005, Brooke Franchise and Brooke Brokerage were the sole Collateral Preservation Providers. However, as loan balances increased during 2006 and 2007, Brooke Credit correspondingly increased the number of Collateral Preservation Providers that it utilizes to help mitigate credit exposure and maintain credit quality. During the three months ended March 31, 2007, Brooke Credit paid $1,033,000 in collateral preservation fees to Collateral Preservation Providers, including Brooke Franchise, Brooke Brokerage’s subsidiary, CJD & Associates, L.L.C., Brooke Capital Advisors, Inc. (formerly First Life Brokerage, Inc.), all affiliates, and Marsh Berry & Company, a non-affiliate, compared to $957,000 paid for the three months ended March 31, 2006. During 2006, affiliates sub-contracted with several third party companies to assist them in providing collateral preservation services.

In recent years, Brooke Credit’s results of operations have been significantly impacted by the growth of its portfolio, the expansion of its loan funding sources, the development of a securitization model, the development of an off-balance financing model and the expansion of its lending programs. The following table shows income and expenses (in thousands, except percentages) for the three months ended March 31, 2007 and 2006, and the percentage change from period to period.

	Three months ended March 31, 2007	Three months ended March 31, 2006	2007 % increase (decrease) over 2006
Operating Revenues
Interest income	$15,061	$7,948	89%
Participating interest expense	(7,634)	(4,691)	63
Gain on sale of notes receivable	7,121	687	937
Other income	168	56	200

Total operating revenues	14,716	4,000	268
Operating Expenses
Other operating interest expense	1,665	308	441
Payroll expense	514	389	32
Amortization	293	183	60
Other operating expenses	2,624	1,072	145

Total operating expenses	5,096	1,952	161
Income from operations	9,620	2,048	370
Interest expense	1,670	541	209

Income before income taxes	$7,950	$1,507	428%
Total assets (at period end)	$197,652	$128,294	54%

Interest Income Brooke Credit typically sells most of the loans it originates to funding institutions as loan participations and to qualifying special purpose entities in which the loans are used to issue asset-backed securities and secure off balance sheet bank debt. Prior to either type of sale transaction, Brooke Credit typically holds these loans on its balance sheet and earns interest income during that time. After the loans are sold, Brooke Credit continues to earn interest income from the retained residual assets in these off-balance sheet loans. Interest income increased primarily as a result of growth in Brooke Credit’s on and off-balance sheet loan balances in 2006 and 2007.

Participating Interest Expense A portion of the interest income that Brooke Credit receives on its loans is paid out to the purchasers of its loans, such as participating lenders and qualifying special purpose entities in which the loans are used to issue asset-backed securities and secure off-balance sheet bank debt. Payments to these holders are accounted for as participating interest expense, which is netted against interest income in the consolidated statements of operations. The amount of participating interest expense increased primarily as a result of an increased amount of loans sold to participating lenders and qualifying special purpose entities as compared to the comparable period. Participation interest expense represented approximately 51% and 59%, respectively, of Brooke Credit’s interest income for the three months ended March 31, 2007 and 2006. During the three month period ending March 31, 2007, as a percentage of interest income, participating interest expense decreased primarily as a result of increased utilization of on-balance sheet bank lines of credits during the first quarter of 2007 to fund loans until such loans are sold to participating lenders or qualified special purpose entities. Interest expense associated with on-balance sheet bank lines of credit is included in operating interest expense.

Participating interest expense is expected to increase at a faster pace in future reporting periods, as the Company initiated a $150,000,000 off-balance sheet facility with Fifth Third Bank in March of 2007 to sell on a revolving basis, a pool of its loans, to a qualifying special purpose entity. The impact of this facility, which replaces the previous $85,000,000 on-balance sheet facility with Fifth Third Bank, is expected to reduce future operating interest expense and correspondingly increase participating lender interest expense.

Gain on Sales of Notes Receivable When the sale of a loan is classified as a true sale pursuant to the criteria established by SFAS 140, gains or losses are recognized, loans are removed from the balance sheet and residual assets, such as securities, interest-only strip receivables and servicing assets, are recorded. For residual assets resulting from loan participations accounted for as a true-sale, Brooke Credit typically records servicing assets and interest-only strip receivables. For residuals assets resulting from loans sold to qualifying special purpose entities accounted for as true sale, Brooke Credit typically records securities consisting primarily of three types: interest-only strip receivables in the loans sold, retained over-collateralization interests in loans sold and cash reserves. Revenues from gain on sale of notes receivables increased for the three-month period ended March 31, 2007, as compared to 2006. The increase occurred primarily because Brooke Credit sold more notes receivables off balance sheet during the first quarter of 2007, most of which resulted from the sale of loans in connection with the off-balance sheet facility provided by Fifth Third Bank during March 2007.

Brooke Credit estimates the value of its interest-only strip receivables, servicing assets and the interest-only strip receivables portion of securities balances by calculating the present value of the expected future cash flows from the interest and servicing spread, reduced by its estimate of credit losses and notes receivable prepayments. The interest and servicing spread is typically the difference between the rate on the loans sold and the rate paid to participating lenders and the rate paid to investors and lenders to qualifying special purpose entities. Over time, as Brooke Credit receives cash from the payment of interest and servicing income, it reduces the value of the residual assets by writing down the interest asset and amortizing the servicing assets.

When the sale of a loan is not classified as a true sale pursuant to the criteria established by SFAS 140, the sale is classified as a secured borrowing, no gain on sale is recognized, and the note receivable and the corresponding payable under the participation agreement remain on the balance sheet.

One component of the gain on sales of notes receivable is the gain associated with Brooke Credit’s ongoing servicing responsibilities. When the sale of a loan participation is accounted for as a true sale, Brooke Credit retains servicing responsibilities for which it typically receives annual servicing fees ranging from 0.25% to 1.375% of the outstanding balance. A gain or loss is recognized immediately upon the sale of a loan participation based on whether the annual servicing fees are greater or less than the cost of servicing, which is estimated at 0.25% of the outstanding loan balance. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of servicing expenses and prepayment assumptions. For the three months ended March 31, 2007 and 2006, the net gains (losses) from loan servicing totaled ($266,000) and $599,000, respectively, which consisted of gains (losses) from servicing benefits. The decrease in net gains from loan servicing benefits in 2007 is primarily the result of increased true sale loan participation sales during the first quarter of 2006.

In a true sale, Brooke Credit also records a gain on sale for the interest-only strip receivable benefit based on a present value calculation of future expected cash flows of the interest spread on the underlying loans sold, net of prepayment and credit loss assumptions. At March 31, 2007, this spread was approximately 2.20% for true sale participation loans sold and approximately 4.79% for loans sold to qualifying special purpose entities. These spread percentages discussed exclude the spread associated with related party loans sold; however, the following discussion of interest benefit gains and losses include related party loans sold, as those amounts are consolidated in Brooke Credit’s results of operations. During the three months ended March 31, 2007 and 2006, the net gains from interest-only strip receivable benefits totaled $7,387,000 and $88,000, respectively, which included gross gains from interest-only strip receivable benefits of $8,124,000 and $658,000, respectively, and losses from write downs of retained interest asset to fair market value of $737,000 and $570,000, respectively. The increase in net gains from interest benefits in 2007 is primarily the result of selling more loans off balance sheet with the close of the Fifth Third facility during the first quarter of 2007.

Gains (losses) from servicing and interest benefits are typically non-cash gains (losses), as Brooke Credit receives cash equal to the carrying value of the loans sold. A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities. Gain-on-sale accounting requires Brooke Credit to make assumptions regarding prepayment speeds and credit losses for loans sold which qualify as true sales pursuant to the criteria established by SFAS 140. The performances of these loans are monitored, and adjustments to these assumptions will be made if necessary. Underlying assumptions used in the initial determination of future cash flows on the participation loans and loans sold to qualifying special purpose entities accounted for as sales include the following:

	Business Loans (Adjustable-Rate Stratum)	Business Loans (Fixed-Rate Stratum)
Prepayment speed*	10.00%	8.00%
Weighted average life (months)	134	36
Expected credit losses*	0.50%	0.21%
Discount Rate*	11.00%	11.00%

*	Annual rates

During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%. Several factors were considered when determining the discount rate. As a starting point for analyzing this assumption, a range of the risk-free rate was used to determine a base discount rate. This base discount rate was then adjusted for various risk characteristics associated with the sold loans.

The most significant impact from loans sold has been the removal of loans from Brooke Credit’s balance sheet. As of March 31, 2007 and December 31, 2006, the balances of those off-balance sheet assets totaled $436,714,000, or 85% of its portfolio, and $319,125 000, or 66% of its portfolio, respectively. These amounts exclude sales of related party loans of $16,757,000 as of March 31, 2007 and $5,858,000 as of December 31, 2006. The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio, the continued sale of loan participations, and the sale of loans to qualifying special purpose entities.

Loan Servicing Assets and Liabilities When Brooke Credit recognizes non-cash gains for the servicing benefits of loan participation sales, it books that amount as a loan servicing asset on its balance sheet. This amount is equal to Brooke Credit’s estimate of the present value of future cash flows resulting from the servicing spread. Brooke Credit recognizes such assets only when the income allocated to its servicing responsibilities exceeds its cost of servicing, which Brooke Credit typically estimates at 0.25% of the loan value being serviced. Components of the servicing asset as of March 31, 2007 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$7,606
Less:
Servicing Expense	(1,333)
Discount to present value	(2,288)

Carrying Value of Retained Servicing Interest in Loan Participations	$3,985

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows was recorded as a servicing liability. Components of the servicing liability as of March 31, 2007 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$—
Less:
Servicing expense	39
Discount to present value	(18)

Carrying Value of Retained Servicing Liability in Loan Participations	$21

Loan Participations-Interest-Only Strip Receivable Asset To the extent that the difference between the rate paid by Brooke Credit to participating lenders and the rate received from its borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, Brooke Credit recognizes a non-cash asset, called an “Interest-only strip receivable asset,” on its balance sheet. This amount is equal to Brooke Credit’s estimate of the present value of expected future cash flows resulting from this interest spread, net of credit loss (to the extent loans are sold to participating lenders with recourse to the Company) and prepayment assumptions. Components of the interest receivable asset as of March 31, 2007 were as follows (in thousands):

Estimated cash flows from interest income	$5,502
Less:
Estimated credit losses*	(40)
Discount to present value	(1,314)

Carrying Value of Retained Interest in Loan Participations	$4,148

*	Estimated credit losses from liability on sold recourse loans with balances totaling $2,200,000 as of March 31, 2007. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Loans Sold to Qualifying Special Purpose Entities - Interest-Only Strip Receivable Asset The terms of Brooke Credit’s securitizations and off-balance sheet bank debt require the over-collateralization of the pool of loan assets that back the securities issued to investors and off-balance sheet debt secured. Brooke Credit retains ownership of the over-collateralization interests in loans sold, which is included in its securities balances, and has historically borrowed money from commercial banks to fund this investment. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have issued asset-backed securities has been estimated at the par value of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have secured bank debt, is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (10.00% annually) and discount rates (11.00%) commensurate with the risks involved. The fair value of the cash reserves has been estimated at the cash value of the reserve account.

Additionally, Brooke Credit recognizes a non-cash gain from subordinate interest spread in the loans sold, in which Brooke Credit recognizes an interest-only strip receivable included within its securities balances. The amount of gain or loss recorded on the sale of notes receivable to qualifying special purpose entities depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the assets retained based on their relative fair value at the date of transfer. To initially obtain fair value of retained interest-only strip receivable resulting from the sale of notes receivable to qualifying special purpose entities, quoted market prices are used, if available. However, quotes are generally not available for such retained residual assets. Therefore, the Company typically estimates fair value for these assets. The fair value of the interest-only strip receivables retained is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (10.00% annually) and discount rates (11.00%) commensurate with the risks involved.

Although the Company does not provide recourse on the transferred notes and is not obligated to repay amounts due to investors and creditors of the qualifying special purpose entities, its retained interest assets are subject to loss, in part or in full, in the event credit losses exceed initial and ongoing management assumptions used in the fair market value calculation. Additionally, a partial loss of retained assets could occur in the event actual prepayments exceed management’s initial and ongoing assumptions used in the fair market calculation.

The carrying values of securities, resulting from loan sale activities to qualifying special purpose entities were $79,227,000 and $50,320,000 at March 31, 2007 and December 31, 2006, respectively. As of March 31, 2007, these securities were comprised of $22,368,000 in interest-only strip receivables, $56,009,000 in retained over-collateralization interests in loans sold and $850,000 in cash reserves. As of December 31, 2006, these securities were comprised of $12,094,000 in interest-only strip receivables, $37,003,000 in retained over-collateralization interests in loans sold and $1,223,000 in cash reserves. The value of the Company’s securities balances is subject to credit and prepayment risks on the transferred financial assets.

Components of the interest-only strip receivable portion of securities as of March 31, 2007 were as follows (in thousands):

Estimated cash flows from interest income	$40,959
Less:
Estimated credit losses	(4,996)
Discount to present value	(13,595)

Carrying Value of Interest Receivable Portion of Securities	$22,368

Other Operating Interest Expense The increase in other operating interest expense in 2007 is primarily attributable to Brooke Credit retaining more loans on its balance sheet, resulting in the increased utilization of the lines of credit. Operating interest expense is expected to reduce in future reporting periods, as the Company initiated a $150,000,000 off-balance sheet facility from Fifth Third Bank in March of 2007 to sell on a revolving basis, a pool of its loans, to a qualifying special purpose entity. The impact of this facility, which replaces the previous $85,000,000 on-balance sheet facility with Fifth Third Bank, is expected to reduce future operating interest expense and correspondingly increase participating lender interest expense. Brooke Credit typically uses these lines of credit to fund its loans until the loans are sold in a securitization.

Other Operating Expenses The increase in other operating expenses is partially attributable to an increase in credit losses experienced in the loan portfolio during the first quarter of 2007 of $671,000, compared to $181,000 for the first quarter of 2006. Additionally, loan fees shared with banks that purchase loan participations increased to $349,000 for the three-month period ended March 31, 2007 from $66,000 for the same period in 2006. Also contributing to the increase was the decrease in loan fees collected and the increase in underwriting and financial guaranty policy expenses.

Interest Expense Interest expense increased for the three months ended March 31, 2007 primarily as a result of the private placement debt offering in the fourth quarter of 2006, which was incurred to fund the over-collateralization of our warehouse facilities and securitizations, to retire bank debt with less favorable repayment terms and to fund the loan portfolio growth.

Income Before Income Taxes Brooke Credit’s income before income taxes increased for the three months ended March 31, 2007 compared to 2006 primarily because of increased interest income resulting from prior portfolio growth and the gain on sale revenues that resulted from the off balance sheet facility that closed on March 30, 2007.

Loan Quality For the three months ended March 31, 2007 and 2006, $671,000 and $181,000, respectively, in credit losses occurred on loans in our portfolio. Of these credit losses, for the three months ended March 31, 2007, $3,000 were associated with on-balance sheet loans, $0 associated with off-balance sheet loans which have been sold to participating lenders and $668,000 associated with off-balance sheet loans which have been sold to qualifying special purpose entities. In the retained over-collateralization interest Brooke Credit holds in loans sold to qualifying special purpose entities, it did realize a write-down of its securities balance as a result of the credit losses in these loans sold. Of the credit losses realized by Brooke Credit as of March 31, 2007, 100% were associated with retail agency loans to franchisees of Brooke Franchise.

At March 31, 2007 and December 31, 2006, $5,053,000 and $2,291,000, respectively, loan balances were delinquent 60 days or more. Of these delinquent loans as of March 31, 2007, $1,879,000 were on-balance sheet loans, $1,902,000 were off balance sheet loans that have been sold to participating lenders and $1,272,000 were off-balance sheet loans which have been sold to qualifying special purpose entities. Of these delinquent loans as of March 31, 2007, 71% were associated with retail agency loans to franchisees of Brooke Franchise and 29% were associated with loans to independent funeral home owners.

Brooke Credit believes one important factor which has resulted in favorable credit performance for the Company and purchasers of its loans, results from the cash management feature imposed by Brooke Credit on its retail agency borrowers, which represents approximately 70% of on and off-balance sheet loans at March 31, 2007, excluding related party loans. Under this cash management feature, debt servicing associated with these loans are typically submitted directly to Brooke Credit from insurance companies or deducted from commissions received by Brooke Franchise prior to payment of commissions to the borrower and most other creditors. Brooke Credit believes that credit problems associated with retail agency loans are more likely to be identified when it monitors borrower revenues on a monthly or quarterly basis rather than by monitoring Brooke Credits loan delinquencies.

Brooke Credit believes another important factor which has resulted in favorable credit performance for Brooke Credit and purchasers of its loans, is utilization of Collateral Preservation Providers to perform collateral preservation services. These services assist the lender in monitoring borrower performance, advising borrowers and otherwise assisting Brooke Credit in the preservation of collateral and improvement of borrower financial performance.

Although credit performance has been favorable for Brooke Credit and purchasers of its loans, the level of credit losses and the level of payment delinquencies increased during the three months ended March 31, 2007 compared to three months ended March 31, 2006. Brooke Credit believes that this increase is primarily attributable to increased strain placed on its borrowers resulting from conditions in which Brooke Credit had little or no control, such as increasing interest rates and a softening premium insurance market. Many of its borrowers are primarily engaged in insurance agency and brokerage activities and derive revenues from commissions paid by insurance companies, which commissions are based in large part on the amount of premiums paid by their customers to such insurance companies. Premium rates are determined by insurers based on a fluctuating market. Historically, property and casualty insurance premiums have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, which generally have an adverse effect upon the amount of commissions earned by Brooke Credit’s insurance agency borrowers, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. The current insurance market generally may be characterized as “soft,” with a flattening or decreasing of premiums in most lines of insurance. Brooke Credit expects increased levels of payment delinquencies and credit loss for Brooke Credit and purchasers of its loans, as the full impact of these market conditions are felt by its borrowers.

Although we believe that credit loss exposure to Brooke Credit is limited on loans sold to qualifying special purpose entities, in which Brooke Credit maintains a retained over-collateralization interest in the loans sold and loan participations sold with recourse, the 0.50% credit loss assumption used to calculate retained interest reduced Brooke Credit’s expected retained interest associated with these loans by approximately $5,036,000 as of March 31, 2007 to allow for credit losses, which also reduced the amount of gain on sale revenue recognized at the time of each loan sale and resulted in a reduction of the carrying value of the corresponding asset on Brooke Credit’s balance sheet. Other than these reductions in asset totals, Brooke Credit has not established a separate credit loss reserve.

Perhaps a greater risk to Brooke Credit is the indirect exposure to credit losses that may be incurred by participating lenders and investors and lenders that provide funding to our qualifying special purpose entities. In those cases in which Brooke Credit does not bear direct exposure to credit loss, if losses by investors and lenders reach unacceptable levels, then Brooke Credit may not be able to sell or fund loans in the future. Brooke Credit’s business model requires access to funding sources to originate new loans, so the inability to sell loans would have a significant adverse effect on Brooke Credit.

Brokerage Segment

The following financial information relates to our Brokerage Segment and includes the financial information of Brooke Brokerage, excluding the Brooke Savings Bank subsidiary. The financial information of Delta Plus would typically be included in the Brokerage Segment discussion and analysis, however the acquisition of Delta Plus occurred on March 30, 2007 so it did not materially contribute to our first quarter revenues and expenses and is, therefore, excluded from the following. (in thousands, except percentages):

	Three months ended March 31, 2007	Three months ended March 31, 2006	2007 % increase (decrease) over 2006
Operating Revenues
Insurance commissions	$728	$816	(11)%
Policy fee income	102	138	(26)
Interest income	10	4	150
Consulting fees	—	1,410	(100)
Other income	—	359	(100)

Total operating revenues	840	2,727	(69)
Operating Expenses
Commission expense	277	270	3
Payroll expense	509	472	8
Depreciation and amortization	99	107	(7)
Other operating expenses	191	887	(78)

Total operating expenses	1,076	1,736	(38)
Income (loss) from operations	(236)	991	(124)
Interest expense	36	39	(7)

Income (loss) before income taxes	$(272)	$952	(129)%
Total assets (at period end)	$31,293	$10,256	205%

Brooke Brokerage, through its wholly owned subsidiary, CJD & Associates, L.L.C., conducts insurance brokerage activities at its Overland Park, Kansas and Omaha, Nebraska underwriting offices under the Davidson-Babcock trade name. Insurance commission revenues and policy fee revenues decreased during the three months ended March 31, 2007 primarily as the result of the “soft” property and casualty insurance market, which is characterized by decreasing insurance premiums and increasing competition from standard insurance carriers for hard-to-place and niche property and casualty insurance policies.

Consulting fee income decreased because, as part of an agreement closed in December 2006 to acquire stock in First American Capital Corporation, Brooke Brokerage agreed not to engage in any new managing general agent loan brokerage business and to provide support and assistance to First American Capital Corporation’s brokerage subsidiary to enable it to conduct that business. In 2007, such brokerage subsidiary of First American expanded its brokerage business to include similar services for funeral home business and loans related thereto and Brooke Brokerage is no longer engaged in this business.

Other operating expenses decreased primarily because of a significant reduction in shared services fees.

Commission expense represented approximately 38% and 33%, respectively, of Brooke Brokerage’s insurance commission revenue for the three months ended March 31, 2007 and 2006. Policy fee income represented approximately 14% and 17%, respectively, of Brooke Brokerage’s insurance commissions for the three months ended March 31, 2007 and 2006.

Income Before Income Taxes Brooke Brokerage’s income before income taxes decreased during the three months ended March 31, 2007 compared to 2006 primarily as the result of discontinuing its loan brokering activities.

Financial Services Segment

The following financial information relates to our Financial Services Segment and includes the financial information of First American and the Brooke Savings Bank subsidiary of Brooke Brokerage. First American, through its wholly owned subsidiary, First Life America Corporation, sells life insurance and annuity products and, through its wholly owned subsidiary, Brooke Capital Advisors, brokers loans for, and consults with, insurance related businesses. Brooke Savings Bank sells bank products and services. (in thousands, except percentages).

Three months ended March 31, 2007
Operating Revenues
Insurance premiums earned	$1,073
Consulting fees	255
Interest income	914
Other income	72

Total operating revenues	2,314
Operating Expenses
Other operating interest expense	150
Commission Expense	254
Payroll expense	478
Depreciation and amortization	199
Insurance loss and loss expense	652
Other operating expenses	512

Total operating expenses	2,245
Income from operations	69
Interest expense	—
Minority interest in subsidiary	(36)

Income before income taxes	$105
Total assets (at period end)	$83,248

As part of an agreement closed in December 2006 to acquire stock in First American, Brooke Brokerage agreed not to engage in any new managing general agent loan brokerage business and to provide support and assistance to First American’s brokerage subsidiary, Brooke Capital Advisors, to enable it to conduct that business. In 2007, such brokerage subsidiary of First American expanded its brokerage business to include similar services for funeral home business and loans related thereto and Brooke Brokerage is no longer engaged in this business. As such, consulting fees generated by Brooke Capital Advisors for the three months ended March 31, 2007 were $255,000 as compared to consulting fees generated by Brooke Brokerage for the three months ended March 31, 2006 of $1,410,000. The decrease in consulting fees was primarily due to the uneven flow of loan brokering activity and is expected to continue to fluctuate in future periods.

First American reported a pre-tax loss of approximately $82,000 (of which approximately $46,000 is reflected in the Company’s consolidated results of operations, based on Brooke’s approximate 55% ownership of First American). Brooke Savings Bank reported pre-tax income of approximately $151,000.

Because controlling ownership in First American was acquired in December 2006 and January 2007 and because ownership of Brooke Savings Bank was acquired in January 2007, the Financial Services segment is new and no additional discussion and analysis of comparative financial information is provided.

Corporate

Financial information not allocated to a reportable segment and relating primarily to Brooke Corporation’s corporate functions, Brooke Investments, Inc., The DB Group, Ltd. and DB Indemnity, Ltd. is as follows (in thousands, except percentages).

	Three months ended March 31, 2007	Three months ended March 31, 2006	2006 % increase (decrease) over 2006
Operating Revenues
Insurance premiums earned	266	96	177
Interest income	195	109	79
Other income	77	10	670

Total operating revenues	538	215	150
Operating Expenses
Payroll expense	828	773	7
Depreciation and amortization	380	204	86
Insurance loss and loss expense	326	—	—
Other operating expenses	(353)	(715)	103

Total operating expenses	1,181	262	350
Income from operations	(643)	(47)	(1,268)
Interest expense	656	215	205

Income before income taxes	$(1 ,299)	$(262)	(396)%
Total assets (at period end)	$109,528	$62,042	77%

Shared Services Fees An internal allocation of legal, accounting, human resources, information technology and facilities management expenses is made to each of the four reportable segments (three in 2006), based on our estimate of usage. These shared services fees totaled $1,785,000 and $2,100,000, respectively, for the three months ended March 31, 2007 and 2006, and are recorded as a reduction of other operating expenses, resulting in a negative amount of operating expenses.

Brooke Investments, Inc. Brooke Investments acquires real estate for lease to franchisees, for corporate use and other purposes. Brooke Investments also helps preserve lender’s collateral interests by entering into real estate leases for office premises that are subleased or licensed to franchisees. Brooke Investments recorded total revenues of $44,000 and $10,000, respectively for the three months ended March 31, 2007 and 2006. Brooke Investments recorded total operating expenses of $64,000 and $33,000, respectively, and total interest expenses of $89,000 and $22,000, respectively, for the three months ended March 31, 2007 and 2006. As a result, Brooke Investments’ loss before income taxes was $109,000 and $45,000, respectively for the three months ended March 31, 2007 and 2006.

The DB Group, Ltd. The DB Group insures a portion of the professional insurance agents’ liability exposure of Brooke Franchise, its affiliated companies and its franchisees and had a policy in force on March 31, 2007 that provided $5,000,000 of excess professional liability coverage. For the three months ended March 31, 2007, DB Group recorded total revenues of $106,000 and total operating expenses of $33,000, resulting in income before income taxes of $73,000. DB Group has not established reserves for claims.

DB Indemnity, Ltd. DB Indemnity issues financial guarantee policies to Brooke Credit and its participating lenders. and had policies in force on March 31, 2007 covering principal loan balances totaling $139,747,000. For the three months ended March 31, 2007, DB Indemnity recorded total revenues of $308,000 and total operating expenses of $341,000, resulting in loss before income taxes of $33,000. For the three months ended March 31, 2007 and 2006, respectively, DB Indemnity incurred $326,000 and $0in claims or loss expense. DB Indemnity’s reserve for claims was $350,000 and $350,000, respectively, on March 31, 2007 and December 31, 2006. Claims have increased because some borrowers are experiencing a reduction of commission revenues resulting from reduction of premium rates by insurance companies while expenses are increasing as the result of higher interest rates. Over a long-term period, DB Indemnity expects the amount of claims expense incurred each year to be approximately the same as the amount of premium revenue recorded each year.

Liquidity and Capital Resources

Our cash and cash equivalents were $19,268,000 as of March 31, 2007, a decrease of $1,935,000 from the $21,203,000 balance at December 31, 2006. During the first quarter of 2007, net cash of $25,179,000 was provided by operating activities which primarily resulted from a decrease in notes receivable from the sale of loans to an off balance sheet facility. Net cash of $34,716,000 was used in investing activities primarily from the purchase of securities associated with the off balance sheet facility and from the purchase of Brooke Savings Bank, Delta Plus Holdings, Inc. and the exercise of warrants to acquire additional First American stock. Net cash of $7,602,000 was provided by financing activities which primarily resulted from debt advances of $24,362,000.

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

Our current ratios (current assets to current liabilities) were 1.50 and 1.45, respectively, at March 31, 2007 and December 31, 2006, respectively.

Our current ratios (current assets to current liabilities) were 1.60 and 2.08, respectively, as of March 31, 2006 and December 31, 2005. Current assets exceeded current liabilities by approximately the same amounts at March 31, 2006 and 2005 however the corresponding current ratio decreased because the amounts of total current assets and total current liabilities increased.

Brooke Corporation As a holding company, Brooke Corporation’s primary sources of revenues are derived from its operating subsidiaries from shared services fees, income tax sharing arrangements and dividends. We believe that these sources of revenues are sufficient to fund Brooke Corporation’s normal operations and pay its corporate expenses, income taxes and dividends.

In addition to funding normal operations, in January, 2007, Brooke Corporation funded an additional equity contribution to Brooke Brokerage to fund its acquisition of Brooke Savings Bank, in February 2007 purchased convertible preferred shares in Northern Capital, Inc., a property and casualty insurance company holding company and in March 2007 acquired Delta Plus Holdings, Inc., a property and casualty insurance company holding company. These contributions were funded by Brooke Corporation with reductions in cash reserves and issuance of short-term debt. Brooke Corporation may be required to make additional equity contributions in 2007 to DB Indemnity, Ltd. to fund the increases in capital that may be required to write additional financial guaranty policies.

Because Brooke Corporation is dependent on revenues from its subsidiaries, it intends to limit the amount of debt incurred to fund acquisition of new subsidiaries, capital contributions to existing subsidiaries and stock purchases, thereby limiting the amount of revenues required from subsidiaries to service Brooke Corporation’s debt. As such, Brooke Corporation may raise additional equity capital in 2007.

Brooke Franchise Our franchise subsidiary acquired a short-term loan in 2006 in the amount of $8,500,000 to fund balances owed to Brooke Franchise by its franchisees. Brooke Franchise expects to issue long-term debt in 2007 to replace this short-term loan. To satisfy its normal capital needs, Brooke Franchise is dependent on the recruitment of additional franchisees and on the availability of loans for these new franchisees from Brooke Credit. Brooke Franchise has determined that recruitment, branding and support activities have generated requirements for additional equity capital. Brooke Franchise does not intend to rely on additional equity capital investments from Brooke Corporation and, in certain circumstances, may solicit capital investments from other investors.

Brooke Credit Our finance subsidiary’s lending activities have been funded primarily through loan participation sales, loan sales to qualifying special purpose entities, on-balance sheet bank lines of credit and private placement debt offerings. To fund anticipated loan growth, additional common equity, or alternative types of equity, may be required to improve capital-to-asset ratios, fund collateral margin requirements of bank lines of credit, fund increases in loan inventory or fund purchases of securities associated with loans sold to qualifying special purpose entities. To the extent that additional equity capital is required, Brooke Credit does not intend to rely on additional equity capital investments from Brooke Corporation and, in certain circumstances, may solicit capital investments from other investors. Consistent with these plans, in February 2007, we entered into a definitive agreement by which Brooke Credit is expected to merge with Oakmont Acquisition Corp. If the merger closes as expected, it will significantly increase Brooke Credit’s equity capital. The planned merger will result in Brooke Credit becoming a public company with Brooke Corporation as its largest shareholder, which we believe will improve Brooke Credit’s prospects to raise additional equity capital in the future. The merger is subject to numerous closing conditions and, therefore, there is no assurance that the merger will close.

Brooke Brokerage Brooke Corporation contributed $10,000,000 to Brooke Brokerage’s equity in January 2007 to fund the purchase of Brooke Savings Bank (formerly Generations Bank). Brooke Corporation has committed to the Office of Thrift Supervision that it will ensure that Brooke Savings Bank meets certain minimum capital standards and additional capital contributions from Brooke Corporation may be required in 2007 for this purpose.

First American Subject to regulatory and other approvals, First American has signed an agreement to acquire Brooke Savings Bank from Brooke Brokerage. As a public company, we believe that First American is better suited to providing Brooke Savings Bank with the equity capital required for growth than is Brooke Brokerage, our wholly owned subsidiary. First American plans to seek a listing of its common stock on either the American Stock Exchange or the Nasdaq Capital Market, once those shares are eligible for listing. First American believes that a stock exchange listing will improve its prospects for selling additional equity when required to support expansion of its life insurance activities, expansion of its bank activities (if approved) or the acquisition of companies that complement its life insurance, banking and brokerage activities.

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

Capital Commitments

The following summarizes our contractual obligations as of March 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term borrowings	$28,107	$28,107	$—	$—	$
Long-term debt	96,078	28,375	20,691	1,640		45,372
Interest payments*	45,102	10,560	13,950	12,479		8,113
Operating leases (facilities)	19,488	7,318	9,816	2,307		47
Capital leases (facilities)	475	85	185	205		—
Other contractual commitments**	469	469	—	—		—

Total	$189,719	$74,914	$44,642	$16,631		$53,532

*	Includes interest on short-term and long-term borrowings. For additional information on the debt associated with these interest payments see footnotes 4 and 5 to our consolidated financial statements.

**	Projected future purchase price payments due to sellers of CJD & Associates, L.L.C. that are contingent on future revenues. For additional information, see footnote 16 to our consolidated financial statements.

Our principal capital commitments consist of bank lines of credit, term loans, deferred payments to business sellers and obligations under leases for our facilities. We have entered into enforceable, legally binding agreements that specify all significant terms with respect to the contractual commitment amounts in the table above.

Critical Accounting Policies

Our established accounting policies are summarized in footnotes 1 and 2 to our consolidated financial statements for the years ended December 31, 2006 and 2005, and the three-month periods ended March 31, 2007 and 2006. As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with generally accepted accounting principles.

We believe that the following accounting policies are critical. These accounting policies are more fully explained in the referenced footnote 1 to our consolidated financial statements for the years ended December 31, 2006 and 2005, and the three-month periods ended March 31, 2007 and 2006.

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. The following discussions summarize how we identify critical accounting estimates, the historical accuracy of these estimates, sensitivity to changes in key assumptions, and the likelihood of changes in the future. The following discussions also indicate the uncertainties in applying these critical accounting estimates and the related variability that is likely to result during the remainder of 2007.

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

An estimate of franchisees’ shares of undistributed commissions is made based on historical rates of commission payout, management’s experience and the trends in actual and forecasted commission payout rates. Although commission payout rates will vary, we do not expect significant variances from year to year. We regularly analyze and, if necessary, immediately change the estimated commission payout rates based on the actual average commission payout rates. The commission payout rate used in 2007 to estimate franchisees’ share of undistributed commissions was 80% and the actual average commission payout rate to franchisees (net of profit sharing commissions) was 82% for the three months ended March 31, 2007. We believe that these estimates will not change substantially during the remainder of 2007.

Allowance for Doubtful Accounts Our allowance for doubtful accounts is comprised primarily of allowance for estimated losses related to amounts owed to us by franchisees for short-term credit advances, which are recorded as monthly statement balances, and longer-term credit advances, which are recorded as non-statement balances. Losses from advances to franchisees are estimated by analyzing all advances recorded to franchise statements that had not been repaid within the previous four months; all advances recorded as non-statement balances for producers who are in the first three months of development, total franchise statement balances; total non-statement balances; historical loss rates; loss rate trends; potential for recoveries; and management’s experience. Loss rates will vary and significant growth in our franchise network could accelerate those variances. The effect of any such variances can be significant. The estimated allowance for doubtful accounts as of March 31, 2007 was $1,466,000. The estimated allowance was approximately 22% of the actual amount of losses from advances made to franchisees for the twelve months ended March 31, 2007, approximately 9.6% of the actual total combined franchise statement and non-statement balances as of March 31, 2007, and approximately 26.0% of the actual combined advances recorded to franchise statements that had not been repaid during the four-month period ended March 31, 2007 and recorded as non-statement balances for producers in the first three months of development. We believe that this estimate will increase during the remainder of 2007 primarily as a result of our growing franchise operations and increased emphasis on producer development for start up franchises.

Reserves for Insurance Claims Reserves for Insurance Claims are comprised of amounts set aside for claims on DB Indemnity, Ltd. and Traders Insurance Company insurance policies. DB Indemnity is a captive insurance company that issues financial guaranty policies covering loans originated by Brooke Credit Corporation. Traders Insurance Company is a domestic insurance company that issues auto insurance policies. Reserves for claims on DB Indemnity insurance policies are estimated by analyzing historical claim payments, the amount delinquent loans, the amount of loans in which default has been declared, the amount of loans in which an obligor’s business revenues have experienced a significant decline resulting in inadequate repayment ability and/or collateral support, the amount of loans in which a material change in an obligor’s or guarantor’s financial condition has occurred or is expected to occur, the amount of start up franchise loans that have matured and the borrower has not achieved the required minimum monthly commission benchmark, and management’s experience. Reserves for claims on Traders Insurance Company insurance policies are estimated based on historical experience, management’s experience, industry analysis and consultation with an independent actuarial firm. Claim payments will vary and significant growth in the issuance of insurance policies or changes in policy underwriting could accelerate those variances. The effect of any such variances can be significant. The estimated reserve for insurance claims as of March 31, 2007 was $7,615,000.

Discount, Prepayment and Credit Loss Rates Used to Record Loan Participation Sales and Loan Sales to Qualifying Special Purpose Entities We regularly sell the loans that we originate to banks, finance companies and qualifying special purpose entities. Accounting for the sale of these loans and the subsequent tests for impairment are summarized in footnote 2 to our consolidated financial statements for the years ended December 31, 2006, 2005 and 2004.

Loan participations and the sale of loans to qualifying special purpose entities represent the transfer of notes receivable, by sale, to “participating” lenders or special purpose entities. The fair value of retained interests and servicing assets resulting from the transferred loans are recorded in accordance with the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We typically estimate fair value based on the present value of future expected cash flows, which requires us to make assumptions about credit losses, prepayment speed and discount rates. Most of our loans are adjustable rate loans on which, in 2006, we assumed credit losses of 0.50% each year, prepayment speeds of 10.00% each year and a discount rate of 11.00%.

When the Company sells notes receivable to qualifying special purpose entities, it retains an over-collateralization interests in loans sold and cash reserves. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have issued asset-backed securities has been estimated at the par value of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have secured bank debt, is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (10.00% annually) and discount rates (11.00%) commensurate with the risks involved. The fair value of the cash reserves has been estimated at the cash value of the reserve account.

These assumptions regarding discount rate, prepayment rate and credit loss rate are made based on historical comparisons, management’s experience and the trends in actual and forecasted portfolio prepayment speeds, portfolio credit losses, risk-free interest rates and market interest rates. We regularly analyze the accuracy of our assumptions of prepayment speeds, credit losses and discount rate and make changes when necessary. We believe that changes to these assumptions are unlikely during the remainder of 2007. However, it is important to note that our actual annualized prepayment rate for the entire portfolio has increased to approximately 16.2% through the twelve-month period ended March 31, 2007 primarily due to increased asset ownership transfers to borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests, and the increasing interest rate environment. We expect that, over the remaining life of its loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

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

Income Tax Expense An estimate of income tax expense is based primarily on historical rates of actual income tax payments. The estimated effective income tax rate used for the three months ended March 31, 2007 to calculate income tax expense was 38%. Although not expected, significant changes in our estimated tax rate could significantly impact our results. We believe this estimate will not change significantly during the remained of 2007.

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

Off Balance Sheet Arrangements

In General Other than the below listed off-balance sheet transaction which occurred during March of 2007, there have been no material changes in our off balance sheet financing arrangements from those reported in our annual report on Form 10-K for the year ended December 31, 2006.

In March 2007, Brooke Credit Corporation initiated a $150,000,000 facility to sell, on a revolving basis, a pool of its loans, while retaining residuals assets such as interest-only strip receivables and a subordinated over-collateralization interest in the receivables. The eligible receivables are sold to Brooke Warehouse Funding, LLC, a wholly owned bankruptcy-remote special purpose entity, without legal recourse to Brooke Credit Corporation. Brooke Warehouse Funding, LLC then entered into a participation agreement with Brooke Acceptance Company 2007-1, LLC to sell an undivided senior participation interest in all of the assets of Brooke Warehouse Funding, LLC. Brooke Acceptance Company 2001-7, LLC, entered into an amended and restated receivables financing agreement with Fifth Third Bank which extended a credit facility to Brooke Acceptance Company 2007-1 LLC to provide funds to acquire such participation interests with a facility line of credit of $150,000,000. The facility qualifies for sale treatment under SFAS 140. As of March 31, 2007, the outstanding balance of sold loans held by Brooke Warehouse Funding, LLC and participated to Brooke Acceptance Company 2007-1, LLC totaled $127,763,000, of which the Company’s subordinated over-collateralization interest was $21,941,000. Accordingly, $127,763,000 of accounts receivable balances were removed from the consolidated balance sheet at March 31, 2007, with those funds being used to reduce outstanding debt on the Fifth Third line of credit that was previously utilized.

As reported above, although credit performance has been favorable for Brooke Credit and the purchasers of its loans, the level of credit losses for Brooke Credit and payment delinquencies increased during 2006 and continued to increase during the first quarter of 2007 due, in part, to increasing interest rates and a softening insurance premium insurance market. We do expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by Brooke Credit borrowers.

The actual annualized prepayment rate on Brooke Credit loans has increased to approximately 16.2% during the twelve-month period ended March 31, 2007 primarily due to increased asset ownership transfers to other borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. We expect that, over the remaining life of the Brooke Credit loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace. Management continues to analyze and monitor prepayments.

Proposed Accounting Changes In August 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft which amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This exposure drafts seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. Our current off-balance sheet transactions in our Lending Services segment could be required to be consolidated in our financial statements based on the provisions of the exposure draft. We will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the securitizations and off-balance sheet financing to continue to derecognize loans transferred to these qualifying special purpose entities. At March 31, 2007, the qualifying special purpose entities held loans totaling $279,931,000, which we could be required to consolidate into our financial statements under the provisions of this exposure draft.

Recently Issued Accounting Pronouncements

See footnote 18 to our consolidated financial statements for a discussion of the effects of the adoption of new accounting standards.

Related Party Transactions

See footnote 10 to our consolidated financial statements for information about related party transactions.

Impact of Inflation and General Economic Conditions

There have been no material changes to the description of the impact of inflation and general economic conditions reported in our annual report on Form 10-K for the year ended December 31, 2006.

As reported above, although credit performance has been favorable for Brooke Credit and the purchasers of its loans, the level of credit losses for Brooke Credit and payment delinquencies have increased during 2006 and continued to increase during the first quarter of 2007 due, in part, to increasing interest rates and a softening insurance premium insurance market. We do expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by Brooke Credit borrowers.

The actual annualized prepayment rate on Brooke Credit loans has increased to approximately 16.2% during the twelve-month period ended March 31, 2007, primarily due to increased asset ownership transfers to other borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. We expect that, over the remaining life of the Brooke Credit loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or the notes thereto.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the description of our market risks from those reported at December 31, 2006 in our Annual Report on Form 10-K.

Although credit performance has been favorable for Brooke Credit Corporation and the purchasers of its loans, the level of credit losses for Brooke Credit and payment delinquencies increased during 2006 and continued to increase during the first quarter of 2007 due, in part, to increasing interest rates and a softening premium insurance market. We do expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by Brooke Credit borrowers.

The actual annualized prepayment rate on Brooke Credit loans has increased to approximately 16.2% during the twelve-month period ending March 31, 2007, primarily due to increased asset ownership transfers to other borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. We expect that, over the remaining life of the Brooke Credit loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

Item 4.	Controls and Procedures.

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

Date: April 25, 2007	BROOKE CORPORATION

	By:	/s/ Robert D. Orr
Robert D. Orr, Chief Executive Officer

	By:	/s/ Leland G. Orr
Leland G. Orr, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

[1]	Filed herewith.