Form 10-K/A
period 2006-12-31
BROOKE CORP
filed 2007-07-26
CIK 834408

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(c) of the Securities Exchange Act of 1934.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this form 10-K/A.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):

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

BROOKE CORPORATION

ANNUAL REPORT OF FORM 10-K/A-1 TO THE UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FOR THE YEAR ENDED DECEMBER 31, 2006

EXPLANATORY NOTE

This Form 10-K/A-1 amends our Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 6, 2007 (the “Original Filing”). We are filing this Form 10/K/A-1 in response to comments received by us from the staff of the Securities and Exchange Commission during a review of the financial statements of Brooke Corporation’s finance company subsidiary in conjunction with the proposed merger of the subsidiary with Oakmont Acquisition Corp. The Company has amended the presentation of its cash flow statements to record activity on securitization-related bank lines of credit as financing activities instead of operating activities. The amendment results in no changes in net cash flows, net income, assets, liabilities, retained earnings, or earnings per share.

Advances on the Company’s securitization-related bank lines of credit are restricted to the purpose of funding loans originated by our finance company subsidiary in anticipation of securitization. As such, the Company had previously considered advances on these bank lines of credit as a source of cash from operating activities because the funding of the underlying loans is considered a use of cash from operating activities and because securitization of the underlying loans is expected within a relatively short period of time. However, during the course of discussions with the staff of the Securities and Exchange Commission, the Company determined that advances on these bank lines of credit are a source of cash from financing activities and proceeds do not become a source of cash from operating activities (and thereby offset the use of operating cash to fund loans) until securitized.

Changes in response to the staff’s comments are included on Items 1A, 7, 8 and 9A to our Form 10-K/A. Conforming changes appear in Items 1A, 7, 8, and 9A to our Form 10-K/A. In addition, in connection with the filing of this Form 10-K/A-1 and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Form 10-K/A-1 certain currently dated certifications and an accountant’s consent.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-K/A-1 continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosure contained therein or herein to reflect events that occurred at a later date.

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

Efforts to comply with the Sarbanes-Oxley Act will involve significant expenditures; non-compliance with the Sarbanes-Oxley Act may adversely affect us. If we fail to maintain an effective system of internal controls over financial reporting in accordance with the Sarbanes-Oxley Act, we may not be able to accurately report our financial results or prevent fraud.

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

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results will be harmed. For example, we restated the presentation of our cash flow statements for years ended December 31, 2004, 2005 and 2006 as well as for the three months ended March 31, 2007 to record activity on securitization-related bank lines of credit as financing activities instead of operating activities. Correction of this accounting error resulted in no changes in our net cash flows, net income, assets, liabilities, retained earnings, or earnings per share. The restatement of our previously issued financial statements could expose us to legal and regulatory risk. The defense of any such actions could cause the diversion of management’s attention and resources, and we could be required to pay damages to settle such actions if any such actions are not resolved in our favor. Even if resolved in our favor, such actions could cause us to incur significant legal and other expenses. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions from our stockholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

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

Valuation and Qualifying Accounts

	Balance at beginning of year	Charges to Expenses	Write off statement balances	Write off non- statement balances	Balance at end of year
Allowance for Doubtful Accounts
Year ended December 31, 2004	$0	$1,757	$1,182	$0	$575
Year ended December 31, 2005	575	2,974	1,336	1,497	716
Year ended December 31, 2006	$716	$4,313	$3,026	$537	$1,466

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

	Business Loans (Adjustable- Rate Stratum)	Business Loans (Fixed- Rate Stratum)
Prepayment speed*	10.00%	8.00%
Weighted average life (months)	137	38
Expected credit losses*	0.50%	0.21%
Discount Rate*	11.00%	11.00%

*	Annual rates

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

Our cash and cash equivalents increased a total of $8,882,000 from December 31, 2005 to December 31, 2006. During 2006, net cash of $84,676,000 was used in operating activities, which resulted primarily from a $119,975,000 increase in notes receivables retained by our finance subsidiary prior to loan sale or securitization. Net cash of $25,002,000 was used in investing activities, which resulted primarily from a $13,312,000 purchase in July 2006 of subordinate investment interests in securitized loans pools. Net cash of $118,560,000 was provided by financing activities, which resulted primarily from an issuance of long term-debt which generated net proceeds of $99,686,000 and an issuance of preferred stock which generated net proceeds of $13,871,000.

Our cash and cash equivalents decreased a total of $7,440,000 from December 31, 2004 to December 31, 2005. During 2005, net cash of $14,294,000 was provided by operating activities. A cash inflow of $14,318,000 resulted from deferred payments to sellers for business inventory while cash of $4,036,000 was used to fund an increase in inventory. Net cash of $6,395,000 was also provided by an increase in other liabilities. Net cash of $19,885,000 was used in investing activities primarily as the result of a cash outflow in the amount of $21,778,000 for the purpose of acquiring subordinate investment interests in securitized loan pools. Net cash of $1,849,000 was used in financing activities primarily as the result of a cash outflow of $18,180,000 for net payments on long term debt. Offering proceeds of $12,186,000 were used to pay long-term debt and offering proceeds of $4,315,000 were used to repay bonds.

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

Brooke Credit Our finance subsidiary’s lending activities have been funded primarily through loan participation sales, asset-backed securitizations and bank lines of credit. Brooke Credit’s operating activities used cash of $94,969,000 in 2006 and provided $15,047,000 in 2005. The changes in operating cash resulted primarily from changes in Brooke Credit’s loan inventory. Brooke Credit expects its loan portfolio to continue to increase in 2007. The capital and loan funding needs of Brooke Credit are largely met through the sources discussed below.

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

Reserves for Insurance Claims Reserves for Insurance Claims are comprised of amounts set aside for claims on DB Indemnity, Ltd. insurance policies. DB Indemnity is a captive insurance company that issues financial guaranty policies covering loans originated by Brooke Credit Corporation. Reserves for claims on DB Indemnity insurance policies are estimated by analyzing historical claim payments, the amount delinquent loans, the amount of loans in which default has been declared, the amount of loans in which an obligor’s business revenues have experienced a significant decline resulting in inadequate repayment ability and/or collateral support, the amount of loans in which material change in an obligor’s or guarantor’s financial condition has occurred or is expected to occur, the amount of start up franchise loans that have matured and the borrower has not achieved the required minimum monthly commission benchmark, and management’s experience. Claim payments will vary and significant growth in the issuance of financial guaranty insurance policies or changes in policy underwriting could accelerate those variances. The effect of any such variances can be significant. The estimated reserve for insurance claims as of December 31, 2006 was $350,000. For the year ended December 31, 2006, DB Indemnity incurred $260,000 in claims or loss expense. No prior claims or loss expense were incurred since beginning operations in 2003.

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

As discussed in Note 24 to the financial statements, certain errors resulting in the misclassification of cash flows from operating and financing activities for the years ended December 31, 2006, 2005 and 2004, were discovered by management during the current year. Accordingly, the financial statements have been restated to correct the errors.

Summers, Spencer & Callison, CPAs, Chartered

Topeka, Kansas

March 5, 2007

(except Note 24 as to which the date is July 6, 2007)

Brooke Corporation

Consolidated Balance Sheets

DECEMBER 31, 2006 AND 2005

(in thousands, except share amounts)

	2006	2005
ASSETS
Current Assets
Cash	$21,203	$12,321
Restricted cash	1,250	619
Investments	18,027	—
Accounts and notes receivable, net	186,754	55,763
Income tax receivable	480	830
Other receivables	1,601	1,627
Securities	50,322	44,682
Interest-only strip receivable	4,497	1,412
Deposits	873	467
Prepaid expenses	503	435
Advertising supply inventory	462	—

Total Current Assets	285,972	118,156

Investment in Businesses	2,333	5,058

Property and Equipment
Cost	20,198	7,487
Less: Accumulated depreciation	(4,404)	(2,333)

Net Property and Equipment	15,794	5,154

Other Assets
Amortizable intangible assets	5,216	4,532
Less: Accumulated amortization	(1,728)	(1,431)
Contract database	196	341
Servicing asset	4,512	2,650
Deferred charges	11,094	779

Net Other Assets	19,290	6,871

Total Assets	$323,389	$135,239

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Balance Sheets

DECEMBER 31, 2006 AND 2005

(in thousands, except share amounts)

	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$12,944	$7,433
Premiums payable to insurance companies	6,925	5,015
Policy and contract liabilities	20,184	—
Payable under participation agreements	26,849	10,857
Unearned buyer consulting fees	—	118
Accrued commission refunds	645	802
IBNR loss reserve	350	—
Unearned insurance premiums	75	734
Income tax payable	4,293	474
Deferred income tax payable	1,439	1,564
Warrant liability	900	—
Short-term debt	107,602	12,500
Current maturities of long-term debt	14,401	17,405

Total Current Liabilities	196,607	56,902
Non-current Liabilities
Warrant liability	2,821	—
Deferred income tax payable	6,155	3,577
Servicing liability	24	34
Long-term debt less current maturities	55,790	33,265

Total Liabilities	261,397	93,778

Minority Interest in subsidiary	5,464	—
Stockholders’ Equity
Common stock, $.01 par value, 99,500,000 shares authorized, 12,553,726 and 12,443,548 shares issued and outstanding	126	124
Preferred stock series 2002 and 2002A, $25 par value, 110,000 shares authorized, 49,667 shares issued outstanding	1,242	1,242
Preferred stock series 2002B, $32 par value, 34,375 authorized, 24,331 shares issued and outstanding	779	779
Preferred stock series 2006, $1 par value, 20,000 authorized, 20,000 shares issued and outstanding	20	—
Additional paid-in capital on preferred stock series 2006	18,576	—
Discount on preferred stock series 2006	(4,725)	—
Additional paid-in capital	36,139	35,819
Retained earnings	4,077	3,015
Accumulated other comprehensive income	294	482

Total Stockholders’ Equity	56,528	41,461

Total Liabilities and Stockholders’ Equity	$323,389	$135,239

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

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(in thousands, except common shares)

	Common Shares	Common Stock	Preferred Stock	Preferred Add’l Paid-In Capital	Preferred Stock Discount	Add’l Paid- In Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
Balances, December 31, 2003	4,667,424	$4,667	$2,021	$—	$—	$29	$(1,304)	$366	$5,779
Dividends paid							(5,347)		(5,347)
Equity issuance from stock options	33,195	14				61			75
Equity change in par value		(4,634)				4,634			—
Equity stock split 2:1	4,680,899	47				(47)			—
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								135	135
Net income							6,694		6,694

Total comprehensive income									6,829

Balances, December 31, 2004	9,381,518	$94	$2,021	$—	$—	$4,677	$43	$501	$7,336

Balances, December 31, 2004	9,381,518	$94	$2,021	$—	$—	$4,677	$43	$501	$7,336
Dividends paid							(6,733)		(6,733)
Equity issuance from stock options	187,030	1				713			714
Equity issuance	2,875,000	29				30,429			30,458
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								(19)	(19)
Net income							9,705		9,705

Total comprehensive income									9,686

Balances, December 31, 2005	12,443,548	$124	$2,021	$—	$—	$35,819	$3,015	$482	$41,461

Balances, December 31, 2005	12,443,548	$124	$2,021	$—	$—	$35,819	$3,015	$482	$41,461
Dividends paid					675		(9,680)		(9,005)
Equity issuance from stock options	110,178	2				320			322
Equity issuance			20	18,576	(5,400)				13,196
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								(299)	(299)
Currency translation adjustment, net of income taxes								111	111
Net income							10,742		10,742

Total comprehensive income									10,554

Balances, December 31, 2006	12,553,726	$126	$2,041	$18,576	$(4,725)	$36,139	$4,077	$294	$56,528

*	The par value of common stock was changed from $1 per share to $.01 per share in the second quarter of 2004. The Company effected a 6-for-1 stock split in 2003 and a 2-for-1 stock split in 2004. These entries are shown as if the transactions occurred in the second quarter of 2002 for comparative purposes. The reclassification does not affect total equity.

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Cash Flows

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(in thousands)

	(Restated)	(Restated)	(Restated)
	2006	2005	2004
Cash flows from operating activities:
Net income	$10,742	$9,705	$6,694
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,207	820	629
Amortization	1,204	1,612	1,875
Gain on sale of businesses	(3,059)	(3,091)	(5,261)
Deferred income tax expense	(634)	1,306	292
Gain on sale of notes receivable	(7,423)	(7,435)	(2,475)
Purchase of business inventory provided by sellers	12,221	14,318	11,740
(Increase) decrease in assets:
Accounts and notes receivable	(130,727)	(3,803)	(35,955)
Other receivables	785	(1,218)	459
Prepaid expenses and other assets	(474)	(474)	88
Business inventory	2,725	(4,036)	(655)
Increase (decrease) in liabilities:
Accounts and expenses payable	5,298	195	2,107
Other liabilities	23,459	6,395	2,174

Net cash provided by (used in) operating activities	(84,676)	14,294	(18,288)

Cash flows from investing activities:
Cash payments for securities	(13,312)	(21,778)	(4,882)
Cash payments for property and equipment	(9,138)	(541)	(1,634)
Purchase of subsidiary and business assets	(2,552)	(1,515)	(8,215)
Sale of subsidiary and business assets	—	3,949	12,977

Net cash used in investing activities	(25,002)	(19,885)	(1,754)

Cash flows from financing activities:
Dividends paid	(9,005)	(6,733)	(5,347)
Cash proceeds from preferred stock issuance	13,871	—	—
Cash proceeds from common stock issuance	322	31,172	74
Loan proceeds on debt	188,503	88,281	43,877
Payments on bond maturities	(80)	(6,724)	(775)
Net Proceeds/Payments on short-term borrowing	13,766	(1,384)	(1,176)
Payments on long-term debt	(88,817)	(106,461)	(10,591)

Net cash provided by (used in) financing activities	118,560	(1,849)	26,062

Net increase (decrease) in cash and cash equivalents	8,882	(7,440)	6,020
Cash and cash equivalents, beginning of period	12,321	19,761	13,741

Cash and cash equivalents, end of period	$21,203	$12,321	$19,761

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

The amount of assets included in the “Investment in Businesses” category is the total of purchase prices paid, or market prices if lower, for business assets, primarily renewal rights, that Brooke Franchise Corporation acquires to hold in inventory for sale to its franchisees. Renewal rights associated with businesses that the Company plans to own and operate for less than one year are considered inventory and are not amortized (see footnote 1(g)) because the residual values of those assets are expected to be the same at the time of sale to franchisees as at the time of acquisition by the Company. Typically, the Company acquires and sells the business assets simultaneously. If the assets are not sold simultaneously, then the Company operates the business until sold and records the income and expense associated with the business. The amount of income and expenses associated with inventoried businesses is not considered material by the Company. The number of businesses purchased for this purpose for the years ended December 31, 2006 and 2005 was 33 and 68, respectively. Correspondingly, the number of businesses sold from inventory for the year ended December 31, 2006 and 2005 was 34 and 66, respectively. At December 31, 2006 and 2005, the “Investment in Businesses” inventory consisted of 3 businesses and 4 businesses, respectively, with fair market values totaling $2,333,000 and $5,058,000, respectively.

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

The holders of the Company’s 2006 convertible preferred stock are entitled to receive a cumulative dividend in cash at the rate of 13% per annum of the stated value of such stock after 2 years, if determined by the Board of Directors. The holders of 2006 convertible preferred stock do not have voting rights. In the case of liquidation or dissolution of the Company, the holders of the 2006 convertible preferred stock shall be entitled to be paid in full the stated value, $1,000 per share, after payment of full liquidation value to the holders of 2002 convertible preferred stock, 2002A convertible preferred stock and 2002B convertible preferred stock, and before the holders of common stock.

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

(in thousands, except per share data)	2006	2005	2004
Net income as reported	$10,742	$9,705	$6,694
Total stock-based employee compensation cost determined under fair value method for all awards, net of related income tax effects		(64)	(201)
Pro forma net income		9,641	6,493
Basic earnings per share:
As reported	0.79	0.89	0.69
Pro forma		0.89	0.67
Diluted earnings per share:
As reported	0.76	0.86	0.65
Pro forma		0.86	0.63

(y)	Interest-only Strip Receivable

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

(in thousands)	Amortized Cost	Fair Value
Due in one year or less through five years	$2,454	$2,470
Due after five years through ten years	5,177	5,065
Due after ten years	4,901	4,764

	$12,532	$12,299

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

At December 31, 2006, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(in thousands except percentages)	Business Loans (Fixed & Adjustable Rate Stratum)
Prepayment speed (annual rate)	8.00% - 10.00%
Impact on fair value of 10% adverse change	$(501)
Impact on fair value of 20% adverse change	$(981)
Expected credit losses (annual rate)	0.21% -0.50%
Impact on fair value of 10% adverse change	$(226)
Impact on fair value of 20% adverse change	$(452)
Discount rate (annual)*	11.00%
Impact on fair value of 10% adverse change	$(760)
Impact on fair value of 20% adverse change	$(1,475)

*	During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%.

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

The KID imposes on insurance enterprises minimum risk-based capital (“RBC”) requirements that were developed by the NAIC. The formulas for determining the amount of RBC specify various weighing factors that are applied to financial balances or various levels of activity based on the perceived degree of risk. Regulatory compliance is determined by ratio of the enterprises regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Enterprise’s below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. FLAC has a ratio that is in excess of the minimum RBC requirements; accordingly, the Company’s management believes that FLAC meets the RBC requirements.

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

FLAC is party to an Automatic Retrocession Pool Agreement (the “Reinsurance Pool”) with Optimum Re, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re’s retention on business ceded to Optimum Re by the other parties to the Reinsurance Pool. FLAC’s maximum exposure on any one insured under the Reinsurance Pool is $50,000. During 2006, FLAC assumed inforce amounts totaling $22,377,000.

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

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS 155, “Accounting for Certain Hybrid Instruments”, an amendment of SFAS 133 and 140. The provisions of this standard allow financial instruments that have embedded derivatives to be accounted for as a whole instrument if the holder elects to account for the whole instrument on a fair value basis, and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. The new standard also amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006, which, for the Company, is fiscal year 2007. The residual interests in securitizations are freestanding instruments, not hybrid instruments, and do not contain any material embedded derivatives requiring separation from the host contract. The Company does not anticipate a material effect on its consolidated financial statements by the issuance of SFAS 155.

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

24.	Correction of an Error

Subsequent to the issuance of the audit report on March 5, 2007, management discovered certain errors described below.

The Company determined that funds advanced on lines of credit for the sole purpose of making qualified loans for future securitizations must be classified as financing activities rather than operating activities in the statement of cash flows.

The reclassification adjustments had the following effect on the prior reported cash flows statements. (in thousands)

	12/31/2006	12/31/2005	12/31/2004
Cash flows from Operating Activities:
As previously reported	$(6,715)	$(3,720)	$5,804
Increase (decrease) in change in other liabilities	(77,961)	18,014	(24,092)

As restated	$(84,676)	$14,294	$(18,288)

Cash flows from Financing Activities:
As previously reported	$40,599	$16,165	$1,970
Increase in loan proceeds from long-term debt	136,203	59,763	24,092
Increase in payments on long-term debt	(58,242)	(77,777)	—

As restated	$118,560	$(1,849)	$26,062

There was no resulting change in total operating income, total operating expenses, net income, retained earnings, net cash flows, or earnings per share previously disclosed.

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

As of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. In conducting our evaluation, we considered that the Company restated the presentation of its cash flow statements for years ended December 31, 2004, 2005 and 2006 as well as for the three months ended March 31, 2007 to record activity on securitization-related bank lines of credit as financing activities instead of operating activities. Correction of this accounting error resulted in no changes in our net cash flows, net income, assets, liabilities, retained earnings, or earnings per share. We do not believe this restatement indicates a material weakness in our internal controls. However, we have established specific controls related to arrangements that are within the scope of SFAS 95 to provide a written analysis of the appropriate accounting for other similar arrangements and to review our conclusions with qualified internal accounting personnel or third party accounting experts. In addition, we will provide our accounting staff with additional training related to generally accepted accounting principles and financial statement reporting matters with respect to SFAS 95.

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a) or Rule 15d–15(f) of the Exchange Act) during the year covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

3. The following is a complete list of exhibits filed as part of this Form 10-K/A. Exhibits shown as previously filed are incorporated by reference. Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

Exhibit No.	Description
3.01	Amendment and Restatement to the Articles of Incorporation filed on March 31, 2005 as Exhibit 3.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.02	Certificate of Amendment to and Restatement of the Bylaws filed as Exhibit 3.(ii) to the registrant’s current report on Form 8-K filed on February 1, 2005.

3.03	Certificate of Designation pertaining to the Series 2002A Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002, filed on March 31, 2005 as Exhibit 3.3 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.04	Certificate of Designation pertaining to the Series 2002B Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002, filed on March 31, 2005 as Exhibit 3.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.05	Certificate of Designation pertaining to the Series 2003 Convertible Preferred stock filed with the Secretary of State of Kansas on May 1, 2003, filed on March 31, 2005 as Exhibit 3.5 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.06	Certificate to Redesignate the Series 2003 Convertible Preferred Stock filed with the Secretary of State of Kansas on September 15, 2006, filed on September 19, 2006 as Exhibit 3.01 to the registrant’s current report on Form 8-K filed on September 19, 2006.

3.07	Certificate of Designations, Preferences and Rights of 13% Perpetual Convertible Preferred Stock Series 2006 filed with the Secretary of State of Kansas on September 15, 2006, filed on September 19, 2006 as Exhibit 4.01 to the registrant’s current report on Form 8-K filed on September 19, 2006.

3.08	Certificate of Correction to the Certificate of Designations, Preferences and Rights of 13% Perpetual Convertible Preferred Stock Series 2006 filed with the Secretary of State of Kansas on September 15, 2006, filed on September 19, 2006 as Exhibit 4.02 to the registrant’s current report on Form 8-K filed September 19, 2006.

4.01	Form of Warrant, dated as of September 15, 2006, filed as Exhibit 10.03 to the registrant’s current report on Form 8-K filed on September 19, 2006.

10.01*	Brooke Corporation 2001 Compensatory Stock Option Plan filed as Exhibit 99.01 to the registrant’s registration statement on Form S-8 filed on February 26, 2002.

10.02*	2006 Brooke Corporation Equity Incentive Plan, filed as Appendix B to the registrant’s definitive proxy statement filed on March 24, 2006.

Exhibit No.	Description
10.03*	Executive Employment Agreement between Brooke Corporation and Robert D. Orr filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.04*	Executive Employment Agreement between Brooke Corporation and Leland G. Orr filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.05*	Executive Employment Agreement between Brooke Corporation and Anita F. Larson filed as Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.06*	Executive Employment Agreement between Brooke Credit Corporation and Michael S. Lowry filed as Exhibit 10.4 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.07*	Executive Employment Agreement between Brooke Franchise Corporation and Shawn T. Lowry filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 1, 2005.

10.08*	Executive Employment Agreement between CJD & Associates, L.L.C. and Michael S. Hess (terminated December 31, 2006) filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 1, 2005.

10.09*	Executive Employment Agreement between Brooke Franchise Corporation and Kyle L. Garst filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 30, 2005.

10.10	Amended and Restated Credit and Security Agreement, dated as of August 29, 2006, among Brooke Credit Funding, LLC, as Borrower, Brooke Credit Corporation, as Seller and Subservicer, Brooke Corporation, as Master Agent Servicer and Performance Guarantor, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as Agent, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 31, 2006.

10.11	Note dated August 27, 2004 of Brooke Credit Funding, LLC to Autobahn Funding Company LLC relating to the Credit and Security Agreement filed on March 31, 2005 as Exhibit 10.13 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

10.12	Securities Purchase Agreement, dated as of September 15, 2006, by and between Brooke Corporation and HBK Master Fund L.P., filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on September 19, 2006.

10.13	Registration Rights Agreement, dated as of September 15, 2006, by and between Brooke Corporation and HBK Master Fund L.P., filed as Exhibit 10.02 to the registrant’s current report on Form 8-K filed on September 19, 2006.

10.14	Receivables Financing Agreement, dated as of September 15, 2006, among Brooke Warehouse Funding, LLC, as Borrower, Brooke Credit Corporation, as Seller and Subservicer, and Fifth Third Bank, as Lender, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 21, 2006.

10.15	Amendment No. 1 to Receivables Financing Agreement, dated as of February 28, 2007, among Brooke Warehouse Funding, LLC, Brooke Credit Corporation, and Fifth Third Bank, filed on March 6, 2007 as Exhibit 10.15 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

10.16	Stock Purchase Agreement dated January 23, 2006, between Brooke Corporation and Kansas City Life Insurance Company relating to Generations Bank filed as Exhibit 10 to the registrant’s current report on Form 8-K filed on January 26, 2006.

10.17	Amendment dated November 17, 2006 between Brooke Corporation and Kansas City Life Insurance Company relating to the Stock Purchase Agreement dated January 23, 2006 regarding Generations Bank, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 21, 2006.

Exhibit No.	Description
10.18	Stock Purchase and Sale Agreement, dated as of October 6, 2006, by and between Brooke Corporation and First American Capital Corporation, filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on October 10, 2006.

10.19	Brokerage Agreement dated December 8, 2006 by and between CJD & Associates, L.L.C. and First Life Brokerage, Inc., filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on December 11, 2006.

10.20	Note and Warrant Purchase Agreement dated October 31, 2006 among Brooke Credit Corporation, Falcon Mezzanine Partners II, LP, FMP II Co-Investment, LLC, and JZ Equity Partners PLC relating to $45,000,000 Principal Amount Senior Secured Notes Due April 30, 2013, filed as Exhibit 10.17 to the registrant’s Pre-Effective Amendment No. 1 to the Form S-1 Registration Statement, filed on November 3, 2006.

10.21	Brooke Credit Corporation Senior Secured Note dated October 31, 2006 issued to Falcon Mezzanine Partners II, LP, filed as Exhibit 10.18 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 3, 2006.

10.22	Brooke Credit Corporation Senior Secured Note dated October 31, 2006 issued to FMP II Co-Investment, LLC, filed as Exhibit 10.19 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 3, 2006.

10.23	Brooke Credit Corporation Senior Secured Note dated October 31, 2006 issued to JZ Equity Partners PLC, filed as Exhibit 10.20 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 3, 2006.

10.24	Brooke Credit Corporation Warrant dated as of October 31, 2006 issued to Falcon Mezzanine Partners II, LP, filed as Exhibit 10.21 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 7, 2006.

10.25	Brooke Credit Corporation Warrant dated as of October 31, 2006 issued to FMP II Co-Investment, LLC, filed as Exhibit 10.22 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 7, 2006.

10.26	Brooke Credit Corporation Warrant dated as of October 31, 2006 issued to JZ Equity Partners PLC, filed as Exhibit 10.23 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 7, 2006.

10.27	Security Agreement dated as of October 31, 2006 among Brooke Credit Corporation, FMP Agency Services, LLC and other parties thereto, filed as Exhibit 10.24 to the registrant’s Pre-Effective Amendment No. 1 to the Form S-1 Registration Statement, filed on November 3, 2006.

10.28	Agreement and Plan of Merger dated February 8, 2007 by and among Oakmont Acquisition Corp., Oakmont Kansas, Inc., Brooke Credit Corporation and Brooke Corporation, filed as Exhibit 2.1 to the registrant’s current report on Form 8-K filed on February 9, 2007.

21.01	Subsidiaries of Brooke Corporation, filed on March 6, 2007 as Exhibit 21.01 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

23.01**	Consent of Independent Registered Public Accounting Firm.

31.01**	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02**	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.01**	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.02**	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	- Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKE CORPORATION

/s/ ROBERT D. ORR
Robert D. Orr,
Chairman of the Board,
Chief Executive Officer and Director

Date: July 26, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ROBERT D. ORR Robert D. Orr	Chairman of the Board, Chief Executive Officer and Director	July 26, 2007

/s/ LELAND G. ORR Leland G. Orr	Chief Financial Officer, Treasurer, Assistant Secretary and Director	July 26, 2007

/s/ KYLE L. GARST Kyle L. Garst	Director	July 26, 2007

/s/ JOHN L. ALLEN John L. Allen	Director	July 26, 2007

/s/ JOE L. BARNES Joe L. Barnes	Director	July 26, 2007

/s/ MITCHELL G. HOLTHUS Mitchell G. Holthus	Director	July 26, 2007

Derrol D. Hubbard	Director	July 26, 2007

INDEX TO EXHIBITS

The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K. Exhibits shown as previously filed are incorporated by reference.

Exhibit No.	Description
3.01	Amendment and Restatement to the Articles of Incorporation filed on March 31, 2005 as Exhibit 3.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.02	Certificate of Amendment to and Restatement of the Bylaws filed as Exhibit 3.(ii) to the registrant’s current report on Form 8-K filed on February 1, 2005.

3.03	Certificate of Designation pertaining to the Series 2002A Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002, filed on March 31, 2005 as Exhibit 3.3 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.04	Certificate of Designation pertaining to the Series 2002B Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002, filed on March 31, 2005 as Exhibit 3.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.05	Certificate of Designation pertaining to the Series 2003 Convertible Preferred stock filed with the Secretary of State of Kansas on May 1, 2003, filed on March 31, 2005 as Exhibit 3.5 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

3.06	Certificate to Redesignate the Series 2003 Convertible Preferred Stock filed with the Secretary of State of Kansas on September 15, 2006, filed on September 19, 2006 as Exhibit 3.01 to the registrant’s current report on Form 8-K filed on September 19, 2006.

3.07	Certificate of Designations, Preferences and Rights of 13% Perpetual Convertible Preferred Stock Series 2006 filed with the Secretary of State of Kansas on September 15, 2006, filed on September 19, 2006 as Exhibit 4.01 to the registrant’s current report on Form 8-K filed on September 19, 2006.

3.08	Certificate of Correction to the Certificate of Designations, Preferences and Rights of 13% Perpetual Convertible Preferred Stock Series 2006 filed with the Secretary of State of Kansas on September 15, 2006, filed on September 19, 2006 as Exhibit 4.02 to the registrant’s current report on Form 8-K filed September 19, 2006.

4.01	Form of Warrant, dated as of September 15, 2006, filed as Exhibit 10.03 to the registrant’s current report on Form 8-K filed on September 19, 2006.

10.01*	Brooke Corporation 2001 Compensatory Stock Option Plan filed as Exhibit 99.01 to the registrant’s registration statement on Form S-8 filed on February 26, 2002.

10.02*	2006 Brooke Corporation Equity Incentive Plan, filed as Appendix B to the registrant’s definitive proxy statement filed on March 24, 2006.

10.03*	Executive Employment Agreement between Brooke Corporation and Robert D. Orr filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.04*	Executive Employment Agreement between Brooke Corporation and Leland G. Orr filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.05*	Executive Employment Agreement between Brooke Corporation and Anita F. Larson filed as Exhibit 10.3 to the registrant’s current report on Form 8-K filed on March 4, 2005.

10.06*	Executive Employment Agreement between Brooke Credit Corporation and Michael S. Lowry filed as Exhibit 10.4 to the registrant’s current report on Form 8-K filed on March 4, 2005.

Exhibit No.	Description
10.07*	Executive Employment Agreement between Brooke Franchise Corporation and Shawn T. Lowry filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 1, 2005.

10.08*	Executive Employment Agreement between CJD & Associates, L.L.C. and Michael S. Hess (terminated December 31, 2006) filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 1, 2005.

10.09*	Executive Employment Agreement between Brooke Franchise Corporation and Kyle L. Garst filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 30, 2005.

10.10	Amended and Restated Credit and Security Agreement, dated as of August 29, 2006, among Brooke Credit Funding, LLC, as Borrower, Brooke Credit Corporation, as Seller and Subservicer, Brooke Corporation, as Master Agent Servicer and Performance Guarantor, Autobahn Funding Company LLC, as Lender, and DZ Bank AG Deutsche Zentral-Genossenschaftsbank, as Agent, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on August 31, 2006.

10.11	Note dated August 27, 2004 of Brooke Credit Funding, LLC to Autobahn Funding Company LLC relating to the Credit and Security Agreement filed on March 31, 2005 as Exhibit 10.13 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

10.12	Securities Purchase Agreement, dated as of September 15, 2006, by and between Brooke Corporation and HBK Master Fund L.P., filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on September 19, 2006.

10.13	Registration Rights Agreement, dated as of September 15, 2006, by and between Brooke Corporation and HBK Master Fund L.P., filed as Exhibit 10.02 to the registrant’s current report on Form 8-K filed on September 19, 2006.

10.14	Receivables Financing Agreement, dated as of September 15, 2006, among Brooke Warehouse Funding, LLC, as Borrower, Brooke Credit Corporation, as Seller and Subservicer, and Fifth Third Bank, as Lender, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on September 21, 2006.

10.15	Amendment No. 1 to Receivables Financing Agreement, dated as of February 28, 2007, among Brooke Warehouse Funding, LLC, Brooke Credit Corporation, and Fifth Third Bank, filed on March 6, 2007 as Exhibit 10.15 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

10.16	Stock Purchase Agreement dated January 23, 2006, between Brooke Corporation and Kansas City Life Insurance Company relating to Generations Bank filed as Exhibit 10 to the registrant’s current report on Form 8-K filed on January 26, 2006.

10.17	Amendment dated November 17, 2006 between Brooke Corporation and Kansas City Life Insurance Company relating to the Stock Purchase Agreement dated January 23, 2006 regarding Generations Bank, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 21, 2006.

10.18	Stock Purchase and Sale Agreement, dated as of October 6, 2006, by and between Brooke Corporation and First American Capital Corporation, filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on October 10, 2006.

10.19	Brokerage Agreement dated December 8, 2006 by and between CJD & Associates, L.L.C. and First Life Brokerage, Inc., filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on December 11, 2006.

Exhibit No.	Description
10.20	Note and Warrant Purchase Agreement dated October 31, 2006 among Brooke Credit Corporation, Falcon Mezzanine Partners II, LP, FMP II Co-Investment, LLC, and JZ Equity Partners PLC relating to $45,000,000 Principal Amount Senior Secured Notes Due April 30, 2013, filed as Exhibit 10.17 to the registrant’s Pre-Effective Amendment No. 1 to the Form S-1 Registration Statement, filed on November 3, 2006.

10.21	Brooke Credit Corporation Senior Secured Note dated October 31, 2006 issued to Falcon Mezzanine Partners II, LP, filed as Exhibit 10.18 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 3, 2006.

10.22	Brooke Credit Corporation Senior Secured Note dated October 31, 2006 issued to FMP II Co-Investment, LLC, filed as Exhibit 10.19 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 3, 2006.

10.23	Brooke Credit Corporation Senior Secured Note dated October 31, 2006 issued to JZ Equity Partners PLC, filed as Exhibit 10.20 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 3, 2006.

10.24	Brooke Credit Corporation Warrant dated as of October 31, 2006 issued to Falcon Mezzanine Partners II, LP, filed as Exhibit 10.21 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 7, 2006.

10.25	Brooke Credit Corporation Warrant dated as of October 31, 2006 issued to FMP II Co-Investment, LLC, filed as Exhibit 10.22 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 7, 2006.

10.26	Brooke Credit Corporation Warrant dated as of October 31, 2006 issued to JZ Equity Partners PLC, filed as Exhibit 10.23 to the Pre-Effective Amendment No. 1 to the registrant’s Form S-1 Registration Statement, filed on November 7, 2006.

10.27	Security Agreement dated as of October 31, 2006 among Brooke Credit Corporation, FMP Agency Services, LLC and other parties thereto, filed as Exhibit 10.24 to the registrant’s Pre-Effective Amendment No. 1 to the Form S-1 Registration Statement, filed on November 3, 2006.

10.28	Agreement and Plan of Merger dated February 8, 2007 by and among Oakmont Acquisition Corp., Oakmont Kansas, Inc., Brooke Credit Corporation and Brooke Corporation, filed as Exhibit 2.1 to the registrant’s current report on Form 8-K filed on February 9, 2007.

21.01	Subsidiaries of Brooke Corporation, filed on March 6, 2007 as Exhibit 21.01 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

23.01**	Consent of Independent Registered Public Accounting Firm.

31.01**	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02**	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01**	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

32.02**	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	- Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.