Form 10-Q/A
period 2007-03-31
BROOKE CORP
filed 2007-07-26
CIK 834408

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

BROOKE CORPORATION

QUARTERLY REPORT ON FORM 10-Q/A-1 TO THE UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

FOR THE PERIOD ENDED MARCH 31, 2007

EXPLANATORY NOTE

This Form 10-Q/A-1 amends our Form 10-Q for the period ended March 31, 2007, which was filed with the Securities and Exchange Commission on April 25, 2007 (the “Original Filing”). We are filing this Form 10-Q/A-1 in response to comments received by us from the staff of the Securities and Exchange Commission during a review of the financial statements of Brooke Corporation’s finance company subsidiary in conjunction with the proposed merger of the subsidiary with Oakmont Acquisition Corp. The Company has amended the presentation of its cash flow statements to record activity on securitization-related bank lines of credit as financing activities instead of operating activities. The amendment results in no changes in net cash flows, net income, assets, liabilities, retained earnings, or earnings per share.

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

Changes in response to the staff’s comments are included on Items 1, 2 and 4 to our Form 10-Q/A. Conforming changes appear in Items 1, 2, and 4 to our Form 10-Q/A. In addition, in connection with the filing of this Form 10-Q/A-1 and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Form 10-Q/A-1 certain currently dated certifications.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.

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

Brooke Corporation

Consolidated Statements of Cash Flows

UNAUDITED

(in thousands)

	(restated) For three months Ended March 31, 2007	(restated) For three months Ended March 31, 2006
Cash flows from operating activities:
Net income	$6,809	$3,532
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	425	215
Amortization	564	299
Gain on sale of businesses	(681)	(467)
Deferred income tax expense	584	141
Gain on sale of notes receivable	(7,123)	(521)
Purchase of business inventory provided by sellers	6,121	4,112
(Increase) decrease in assets:
Accounts and notes receivable	91,606	(36,608)
Other receivables	(5,602)	(43)
Prepaid expenses and other assets	518	(444)
Business inventory	(3,632)	(250)
Increase (decrease) in liabilities:
Accounts and expenses payable	6,130	2,315
Other liabilities	(2,307)	14,189

Net cash provided by (used in) operating activities	93,412	(13,530)

Cash flows from investing activities:
Cash payments for securities	(21,941)	—
Cash payments for property and equipment	(1,745)	(783)
Purchase of subsidiary and business assets	(18,548)	—
Sale of subsidiary and business assets	7,518

Net cash used in investing activities	(34,716)	(783)

Cash flows from financing activities:
Dividends paid	(2,314)	(2,090)
Cash proceeds from common stock issuance	324	185
Loan proceeds on debt	39,647	23,598
Payments on bond maturities	(40)	(40)
Payments on short-term borrowing	(10,537)	(208)
Payments on long-term debt	(87,711)	(4,355)

Net cash provided by (used in) financing activities	(60,631)	17,090

Net increase (decrease) in cash and cash equivalents	(1,935)	2,777
Cash and cash equivalents, beginning of period	21,203	12,321

Cash and cash equivalents, end of period	$19,268	$15,098

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

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
2001 Plan ($1.21 – $23.49)	103,940	4.9	$5.08	87,152	$5.08
2006 Plan ($12.31 – $13.5)	90,000	5.9	$12.45	—	$—

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

21. Correction of an Error

The Company determined that funds advanced on lines of credit for the sole purpose of making qualified loans for future securitizations must be classified as financing activities rather than operating activities in the statement of cash flows.

The reclassification adjustments had the following effect on the prior reported cash flows statements. (in thousands)

	03/31/2007	03/31/2006
Cash flows from Operating Activities:
As previously reported	$25,179	$(1,582)
Increase (decrease) in change in other liabilities	68,233	(11,948)

As restated	$93,412	$(13,530)

Cash flows from Financing Activities:
As previously reported	$7,602	$5,142
Increase in loan proceeds from long-term debt	15,285	11,948
Increase in payments on long-term debt	(83,518)	—

As restated	$(60,631)	$17,090

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

DB Indemnity, Ltd. DB Indemnity issues financial guarantee policies to Brooke Credit and its participating lenders. and had policies in force on March 31, 2007 covering principal loan balances totaling $139,747,000. For the three months ended March 31, 2007, DB Indemnity recorded total revenues of $308,000 and total operating expenses of $341,000, resulting in loss before income taxes of $33,000. For the three months ended March 31, 2007 and 2006, respectively, DB Indemnity incurred $326,000 and $0 in claims or loss expense. DB Indemnity’s reserve for claims was $350,000 and $350,000, respectively, on March 31, 2007 and December 31, 2006. Claims have increased because some borrowers are experiencing a reduction of commission revenues resulting from reduction of premium rates by insurance companies while expenses are increasing as the result of higher interest rates. Over a long-term period, DB Indemnity expects the amount of claims expense incurred each year to be approximately the same as the amount of premium revenue recorded each year.

Liquidity and Capital Resources

Our cash and cash equivalents were $19,268,000 as of March 31, 2007, a decrease of $1,935,000 from the $21,203,000 balance at December 31, 2006. During the first quarter of 2007, net cash of $93,412,000 was provided by operating activities which primarily resulted from a decrease in notes receivable from the sale of loans to an off balance sheet facility. Net cash of $34,716,000 was used in investing activities primarily from the purchase of securities associated with the off balance sheet facility and from the purchase of Brooke Savings Bank, Delta Plus Holdings, Inc. and the exercise of warrants to acquire additional First American stock. Net cash of $60,631,000 was used in financing activities which primarily resulted from payments on long term debt of $87,711,000.

Our cash and cash equivalents were $15,098,000 as of March 31, 2006, an increase of $2,777,000 from the $12,321,000 balance at December 31, 2005. During the first quarter of 2006, net cash of $13,530,000 was used by operating activities which primarily resulted from an increase in notes receivable prior to an expected securitization later in 2006. Net cash of $17,090,000 was provided by financing activities which primarily resulted from debt advances of $23,598,000.

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

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a) or Rule 15d–15(f) of the Exchange Act) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

Date: July 26, 2007	BROOKE CORPORATION

	By:	/s/ Robert D. Orr
Robert D. Orr,
Chief Executive Officer

	By:	/s/ Leland G. Orr
Leland G. Orr,
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

[1]	Filed herewith.