Form 10-Q
period 2007-06-30
BROOKE CORP
filed 2007-08-08
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

As of June 30, 2007, there were 14,210,256 shares of the registrant’s sole class of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Brooke Corporation

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

ASSETS

	June 30, 2007	December 31, 2006
Current Assets
Cash	$22,455	$21,203
Restricted cash	1,091	1,250
Investments	56,101	18,027
Accounts and notes receivable, net	126,698	186,754
Income tax receivable	960	480
Other receivables	5,438	1,601
Securities	95,508	50,322
Interest-only strip receivable	6,236	4,497
Security deposits	222	873
Prepaid expenses	1,856	503
Advertising supply inventory	785	462

Total Current Assets	317,350	285,972

Investment in Businesses	3,766	2,333

Property and Equipment
Cost	23,081	20,198
Less: Accumulated depreciation	(5,581)	(4,404)

Net Property and Equipment	17,500	15,794

Other Assets
Amortizable intangible assets	11,079	5,216
Less: Accumulated amortization	(1,942)	(1,728)
Goodwill	3,022	—
Servicing asset	5,539	4,512
Deferred charges	11,500	11,094
Other assets	—	196

Net Other Assets	29,198	19,290

Total Assets	$367,814	$323,389

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2007	December 31, 2006
Current Liabilities
Accounts payable	$22,808	$12,944
Premiums payable to insurance companies	8,257	6,925
Deposits	27,344	—
Federal funds purchased	4,386	—
Policy and contract liabilities	23,692	20,184
Payable under participation agreements	40,323	26,849
Accrued commission refunds	1,399	645
IBNR loss reserve	8,473	350
Unearned insurance premiums	4,053	75
Income tax payable	2,266	4,293
Deferred income tax payable	2,576	1,439
Warrant liability	900	900
Short-term debt	36,214	107,602
Current maturities of long-term debt	26,530	14,401

Total Current Liabilities	209,221	196,607
Non-current Liabilities
Warrant liability	2,408	2,821
Deferred income tax payable	10,111	6,155
Servicing liability	19	24
Long-term debt less current maturities	59,492	55,790

Total Liabilities	281,251	261,397

Minority Interest in subsidiary	4,726	5,464

Stockholders’ Equity
Common stock, $0.01 par value, 99,500,000 shares authorized, 14,210,256 and 12,553,726 shares issued and outstanding	142	126
Preferred stock series 2002 and 2002A, $25 par value, 110,000 shares authorized, 49,667 shares issued outstanding	1,242	1,242
Preferred stock series 2002B, $32 par value, 34,375 authorized, 24,331 shares issued and outstanding	779	779
Preferred stock series 2006, $1 par value, 20,000 authorized, 20,000 shares issued and outstanding	20	20
Additional paid-in capital on preferred stock series 2006	18,576	18,576
Discount on preferred stock series 2006	(3,375)	(4,725)
Additional paid-in capital	55,494	36,139
Retained earnings	7,595	4,077
Accumulated other comprehensive income	1,364	294

Total Stockholders’ Equity	81,837	56,528

Total Liabilities and Stockholders’ Equity	$367,814	$323,389

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Operations

UNAUDITED

(in thousands, except per share data)

	For three months Ended June 30, 2007	For three months Ended June 30, 2006
Operating Revenues
Insurance commissions	$28,326	$25,386
Interest income (net)	6,543	4,492
Consulting fees	4,415	1,725
Gain on sale of businesses	1,161	2,414
Initial franchise fees for basic services	7,095	8,495
Initial franchise fees for buyer assistance plans	70	1,175
Gain on sale of notes receivable	4,463	1,371
Insurance premiums earned	4,041	74
Policy fee income	154	166
Other income	327	267

Total Operating Revenues	56,595	45,565

Operating Expenses
Commissions expense	22,505	20,455
Payroll expense	8,947	7,473
Depreciation and amortization	1,021	608
Insurance loss and loss expense incurred	2,497	—
Other operating expenses	13,261	10,255
Other operating interest expense	368	705

Total Operating Expenses	48,599	39,496

Income from Operations	7,996	6,069

Other Expenses
Interest expense	2,730	1,461
Minority interest in subsidiary	760	—

Total Other Expenses	3,490	1,461

Income Before Income Taxes	4,506	4,608
Income tax expense	1,800	1,697

Net Income	$2,706	$2,911

Net Income per Share:
Basic	$0.15	$0.23
Diluted	$0.15	$0.22

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Operations

UNAUDITED

(in thousands, except per share data)

	For six months Ended June 30, 2007	For six months Ended June 30, 2006
Operating Revenues
Insurance commissions	$61,062	$52,839
Interest income (net)	14,911	7,831
Consulting fees	4,730	3,906
Gain on sale of businesses	1,842	2,881
Initial franchise fees for basic services	19,965	14,055
Initial franchise fees for buyer assistance plans	455	2,532
Gain on sale of notes receivable	11,586	1,892
Insurance premiums earned	5,189	159
Policy fee income	256	304
Other income	623	352

Total Operating Revenues	120,619	86,751

Operating Expenses
Commissions expense	45,877	39,639
Payroll expense	16,837	14,791
Depreciation and amortization	2,010	1,122
Insurance loss and loss expense	3,475	—
Other operating expenses	28,770	17,369
Other operating interest expense	2,033	1,013

Total Operating Expenses	99,002	73,934

Income from Operations	21,617	12,817

Other Expenses
Interest expense	5,390	2,595
Minority interest in subsidiary	724	—

Total Other Expenses	6,114	2,595

Income Before Income Taxes	15,503	10,222
Income tax expense	5,988	3,779

Net Income	$9,515	$6,443

Net Income per Share:
Basic	$0.63	$0.51
Diluted	$0.63	$0.50

See accompanying summary of accounting policies and notes to financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

UNAUDITED

(in thousands, except common shares)

	Common Shares	Common Stock	Preferred Stock	Preferred Add’l Paid-In Capital	Preferred Stock Discount	Add’l Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Total
Balances, December 31, 2005	12,443,548	$124	$2,021	$—	$—	$35,819	$3,015	$482	$41,461
Dividends paid					675		(9,680)		(9,005)
Equity issuance from stock options	110,178	2				320			322
Equity issuance			20	18,576	(5,400)				13,196
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								(299)	(299)
Currency translation adjustment, net of income taxes								111	111
Net income							10,742		10,742

Total comprehensive income									10,554

Balances, December 31, 2006	12,553,726	$126	$2,041	$18,576	$(4,725)	$36,139	$4,077	$294	$56,528

Balances, December 31, 2006	12,553,726	$126	$2,041	$18,576	$(4,725)	$36,139	$4,077	$294	$56,528
Dividends paid					1,350		(5,997)		(4,647)
Equity issuance from plan awards	156,530	1				395			396
Equity issuance	1,500,000	15				18,960			18,975
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								997	997
Currency translation adjustment, net of income taxes								73	73
Net income							9,515		9,515

Total comprehensive income									10,585

Balances, June 30, 2007	14,210,256	142	2,041	18,576	(3,375)	55,494	7,595	1,364	81,837

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Cash Flows

UNAUDITED

(in thousands)

	For six months Ended June 30, 2007	For six months Ended June 30, 2006
Cash flows from operating activities:
Net income	$9,515	$6,443
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	832	500
Amortization	1,178	622
Gain on sale of businesses	(1,842)	(2,881)
Deferred income tax expense	1,137	493
Write down to realizable value of inventory	300	—
Gain on sale of notes receivable	(11,586)	(1,892)
Purchase of business inventory provided by sellers	11,021	10,456
Minority interest in subsidiary	760	—
(Increase) decrease in assets:
Accounts and notes receivable	83,534	(85,568)
Other receivables	(1,545)	262
Prepaid expenses and other assets	325	(432)
Business inventory	(1,433)	2,930
Increase (decrease) in liabilities:
Accounts and expenses payable	9,169	2,198
Other liabilities	3,103	21,946

Net cash provided by (used in) operating activities	104,468	(44,923)

Cash flows from investing activities:
Cash payments for securities	(41,083)	—
(Purchase) sale of investments	1,254	—
Cash payments for property and equipment	(2,525)	(2,632)
Purchase of subsidiary and business assets	(18,548)	—
Sale of subsidiary and business assets	8,888

Net cash used in investing activities	(52,014)	(2,632)

Cash flows from financing activities:
Dividends paid	(4,647)	(4,344)
Cash proceeds from common stock issuance	19,371	244
Loan proceeds on debt	9,564	52,061
Payments on bond maturities	(40)	(40)
Net advances / payments on short-term borrowing	15,276	8,736
Payments on long-term debt	(90,726)	(4,689)

Net cash provided by (used in) financing activities	(51,202)	51,968

Net increase in cash and cash equivalents	1,252	4,413
Cash and cash equivalents, beginning of period	21,203	12,321

Cash and cash equivalents, end of period	$22,455	$16,734

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, should be read in conjunction with the Company’s annual report on Form 10-K/A for the year ended December 31, 2006. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at June 30, 2007 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

Significant intercompany accounts and transactions have been eliminated in the consolidation of the financial statements.

A complete summary of significant accounting policies is included in footnote 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K/A for the year ended December 31, 2006.

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

Brooke Savings Bank (formerly Generations Bank) was acquired on January 8, 2007, for the purpose of offering banking services for sale through our franchise agents and other insurance agents. Brooke Savings Bank is a wholly-owned subsidiary of Brooke Brokerage Corporation; however, subject to regulatory approvals and other closing conditions, in February 2007, Brooke Capital Corporation (formerly First American Capital Corporation) agreed to acquire Brooke Savings Bank from Brooke Brokerage. Brooke Savings Bank is a federal stock savings bank under the rules and regulations of the Office of Thrift Supervision.

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

In February 2007, First Life Brokerage, Inc., a subsidiary of Brooke Capital Corporation (formerly First American Capital Corporation), changed its name to Brooke Capital Advisors, Inc.

In June 2007, First American Capital Corporation, a majority owned subsidiary, changed its name to Brooke Capital Corporation.

In May 2007, Brooke Investments, Inc. was sold to Brooke Franchise Corporation.

In May 2007, DB Indemnity and DB Group were sold to Brooke Bancshares, Inc. a sister subsidiary of Brooke Investments, Inc.

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

The activity in the Brooke Savings Bank allowance for loan losses is summarized below:

(in thousands)	2007
Balance at January 8, 2007	$192
Provision for loan losses	0
Losses charged off	0
Recoveries	2

Balance at June 30, 2007	$194

Impaired and nonaccruing loans at June 30, 2007 aggregated approximately $439,000 for Brooke Savings Bank.

The Company estimates that a certain level of accounts receivable, primarily franchisee account balances, will be uncollectible; therefore, allowances of $1,666,000 and $1,466,000 at June 30, 2007 and December 31, 2006, respectively, have been established. The Company’s franchise subsidiary regularly assists its franchisees by providing commission advances during months when commissions are less than expected, but expects repayment of all such advances within four months. At June 30, 2007, the amount of allowance was determined after analysis of several specific factors, including franchise advances classified as “watch” status.

The following schedule entitled “Valuation and Qualifying Accounts” summarizes the Allowance for Doubtful Accounts activity for the periods ended June 30, 2007 and December 31, 2006. Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Charges to Expenses	Write Offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2006	$716	$4,313	$3,563	$1,466
Period ended June 30, 2007	$1,466	$4,383	$4,183	$1,666

The Company’s brokerage subsidiary, through the acquisition of Delta Plus Holdings, Inc., established $7,898,000 and $0 allowances at June 30, 2007 and December 31, 2006, respectively, for losses on property and casualty insurance policies issued. Reserves of $575,000 and $350,000 at June 30, 2007 and December 31, 2006, respectively, were established for claims on financial guaranty policies issued by DB Indemnity, Ltd. on loans originated by the Company’s finance subsidiary.

(f) Revenue Recognition

Commissions. The Company has estimated and accrued a liability for commission refunds of $1,399,000 and $645,000 at June 30, 2007 and December 31, 2006, respectively.

Interest income, net. The Company recognizes interest income when earned. A portion of the interest income that the Company receives on its loans is paid out to the holders of its participation interests and qualifying special purpose entities that issue asset-backed securities and secure off-balance sheet bank debt. Payments to these holders are accounted for as participating interest expense, which is netted against gross interest income. Participating interest expense was $15,204,000 and $9,726,000, respectively, for the six-month periods ended June 30, 2007 and 2006. Cash received from the off balance sheet facility is recorded as interest income for the individual pools by using the interest yield generated from the pool. Any excess cash received over the yield is applied to the securities balance or other comprehensive income.

(g) Amortizable Intangible Assets

Amortization was $214,000 and $233,000 for the six-month periods ended June 30, 2007 and 2006, respectively.

In connection with the Company’s acquisition of 100% of the outstanding ownership interests of CJD & Associates, L.L.C., additional payments of the purchase price have been made in the amount of $2,686,000 since the initial purchase in July of 2002 and recorded as Amortizable Intangible Assets.

As a result of the acquisition of CJD & Associates, L.L.C. on July 1, 2002, the Company recorded additional Amortizable Intangible Assets of $36,000 (net of accumulated amortization of $160,000).

(h) Investment in Businesses

The number of businesses purchased to hold in inventory for sale for the six-month periods ended June 30, 2007 and 2006 was 11 and 26, respectively. Correspondingly, the number of businesses sold from inventory for the six-month periods ended June 30, 2007 and 2006 was 9 and 28, respectively. At June 30, 2007 and December 31, 2006, the “Investment in Businesses” inventory consisted of 5 businesses and 3 businesses, respectively, with fair market values totaling $3,766,000 and $2,333,000, respectively.

(i) Deferred Charges

Net of amortization, the total balance of all deferred charges for the Company at June 30, 2007 and December 31, 2006 was $11,500,000 and $11,094,000, respectively.

Net of amortization, the balance of deferred charges associated with financings for Brooke Credit at June 30, 2007 and December 31, 2006 was $5,463,000 and $5,884,000, respectively. During 2007 there was an additional $295,000 in deferred charges primarily associated with the anticipated transaction by which Brooke Credit Corporation will merge with Oakmont Acquisition Corp. (“Oakmont”). The previously deferred charges associated with the establishment of the Fifth Third Bank line of credit in 2006 of $388,000 were expensed during the three-month period ended March 31, 2007, as closing costs associated with amending the Fifth Third facility.

Commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new business, have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are being amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy reserves. Net of amortization, the balance was $5,340,000 and $5,210,000 at June 30, 2007 and December 31, 2006, respectively.

Commissions and other costs of acquiring property and casualty insurance, which vary with, and are primarily related to, the production of new business, have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are being amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy reserves. Net of amortization, the balance was $697,000 at June 30, 2007.

(j) Per Share Data

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the six-month periods ended June 30, 2007 and 2006 were $97,000 and $97,000, respectively.

	Six months ended
(in thousands, except per share data)	June 30, 2007	June 30, 2006
Basic Earnings Per Share
Net Income	$9,515	$6,443
Less: Preferred Stock Dividends	(1,447)	(97)

Income Available to Common Stockholders	8,068	6,346
Average Common Stock Shares	12,731	12,487

Basic Earnings Per Share	$0.63	$0.51

	June 30, 2007		June 30, 2006
Diluted Earnings Per Share
Net Income		$9,515		$6,443
Less: Preferred Stock Dividends on Non-Convertible Shares		(97)		(97)

Income Available to Common Stockholders		9,418		6,346
Average Common Stock Shares	12,731		12,487
Plus: Assumed Exercise of 74,870 and 261,270 Stock Options	75		261
Assumed Exercise of 1,176,471 Preferred Stock	1,176	13,982	—	12,748

Diluted Earnings Per Share		$0.63		$0.50

(k) Advertising

Total advertising and marketing expense for the six-month periods ended June 30, 2007 and 2006 was $7,676,000 and $4,503,000, respectively.

(l) Restricted Cash

In connection with Industrial Revenue Bonds, the amount of cash held at First National Bank of Phillipsburg at June 30, 2007 and December 31, 2006 was $71,000 and $71,000, respectively.

In connection with future loan payments of Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Securitization Company 2004A, LLC, Brooke Capital Company, LLC, Brooke Securitization Company V, LLC, Brooke Securitization Company 2006-1, LLC and Brooke Warehouse Funding, LLC, the amount of commissions held at June 30, 2007 and December 31, 2006 was $685,000 and $615,000, respectively.

The Company holds amounts in escrow in a cash account for certain borrowers for the purpose of paying debt service, property taxes and/or property insurance typically paid during the first year of the loan financing. The amount of escrowed cash held at June 30, 2007 and December 31, 2006 was $335,000 and $564,000, respectively.

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

(n) Securities

The carrying values of securities were $95,508,000 and $50,322,000 at June 30, 2007 and December 31, 2006, respectively, and consisted primarily of three types of securities (or retained residual assets): interest-only strip receivables in loans sold; retained over-collateralization interests in loans sold and cash reserves. The aggregate carrying values of the retained residual assets from the sale of loans was $88,743,000 and $50,320,000 at June 30, 2007 and December 31, 2006, respectively. The carrying value for the corresponding marketable securities approximates the fair value as calculated by the Company using reasonable assumptions. The value of the Company’s retained residual assets is subject to credit and prepayment risks on the transferred financial assets.

In March 2007, the Company purchased 748,000 shares of Northern Capital, Inc. Class B Convertible Preferred Stock at a price of $2.50 per share for a carrying value of $1,870,000. Northern Capital, Inc. is a managing general agent that owns a Florida insurance company. In June 2007, the Company purchased 850,000 shares of Oakmont Acquisition Corp. common stock at an average price per share of $5.76 for a carrying value of $4,894,000. In July of 2007, Oakmont merged with Brooke Credit Corporation.

When the Company sells notes receivable to qualifying special purpose entities that qualify as true-sales under SFAS 140, a gain on sale is recognized when the note receivables are sold. When the Company sells notes receivable to qualifying special purpose entities, it typically retains the interest rights. The component of the gain on sale of notes receivable to qualifying special purpose entities is the gain on sale we record associated with the interest-only strip receivable and retained interest benefit as described below, net of direct expenses. Unlike participation sales, for loans sold to qualifying special purpose entities an unaffiliated third party is the servicer and the Company acts as a secondary or sub-servicer. As such, no servicing asset or liability is recorded.

When the Company sells notes receivable to qualifying special purpose entities, it retains an interest-only strip receivable or retained interest. The carrying values of the interest-only strip receivable in loans sold to qualifying special purpose entities were $25,411,000 and $12,094,000 at June 30, 2007 and

December 31, 2006, respectively. The amount of gain or loss recorded on the sale of notes receivable to qualifying special purpose entities depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the assets retained based on their relative fair value at the date of transfer. To initially obtain fair value of the retained interest-only strip receivable resulting from the sale of notes receivable to qualifying special purpose entities, quoted market prices are used if available. However, quotes are generally not available for such retained residual assets. Therefore, the Company typically estimates fair value for these assets. The fair value of the interest-only strip receivables retained is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (10.00% annually) and discount rates (11.00%) commensurate with the risks involved. The amount of unrealized gain on the retained residual assets was $988,000 and $89,000 at June 30, 2007 and December 31, 2006, respectively. The interest-only strip receivables have varying dates of maturity ranging from the fourth quarter of 2014 to the second quarter of 2021.

When the Company sells notes receivable to qualifying special purpose entities, it retains an over-collateralization interests in loans sold and cash reserves. The carrying values of retained over-collateralization interests were $62,482,000 and $37,003,000 at June 30, 2007 and December 31, 2006, respectively. The carrying values of cash reserves were $850,000 and $1,223,000 at June 30, 2007 and December 31, 2006, respectively. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have issued asset-backed securities has been estimated at the par value (carrying value) of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have secured bank debt, is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (10.00% annually) and discount rates (11.00%) commensurate with the risks involved. The cash reserves do not represent credit enhancement reserves for benefit of the asset-backed security holders and creditors of the qualifying special purpose entities. These reserves are for the benefit of the third party trustee and servicer and if not used for excessive trustee and servicer expenses, the funds will be returned to the Company once the last note receivable held by the qualifying special purpose entity has matured. If excessive expenses are incurred by the trustee and servicer the Company will expense the reduction of the cash reserve. No excessive expenses have been incurred by the trustees and servicers to date. Therefore, the fair value of the cash reserves has been estimated at the cash value of the reserve account.

The notes receivable sold in April 2003, November 2003, June 2004, March 2005, December 2005 and July 2006 involved the issuance of asset-backed securities by the following qualifying special purpose entities: Brooke Acceptance Company, LLC; Brooke Captive Credit Company 2003, LLC; Brooke Securitization Company 2004A, LLC; Brooke Capital Company, LLC; Brooke Securitization Company V, LLC; and Brooke Securitization Company 2006-1, LLC, respectively. In September 2006, Brooke Warehouse Funding, LLC entered into a receivables financing agreement with Fifth Third Bank which was classified as secured borrowings. However, in March 2007, Brooke Warehouse’s Fifth Third facility was paid off and replaced with a new off balance sheet facility through Brooke Warehouse Funding, LLC’s wholly-owned qualifying special purpose entity, Brooke Acceptance Company 2007-1, LLC. Therefore, the loans sold in March 2007 to Brooke Warehouse Funding, LLC, the Company’s special purpose entity, involved the incurrence of debt owed to Fifth Third Bank by Brooke Acceptance Company 2007-1, LLC, a wholly-owned qualifying special purpose entity subsidiary of the Brooke Warehouse Funding, LLC. Loans sold to Brooke Warehouse Funding, LLC are participated to Brooke Acceptance Company 2007-1, LLC which are then pledged to Fifth Third Bank for the off balance sheet debt. The purchase of loans by Brooke Warehouse Funding, LLC, the participation of those loans to Brooke Acceptance Company 2007-1, LLC and the pledge to Fifth Third Bank occur at the same time.

Upon the sale of financial assets to qualifying special purpose entities, the unaffiliated trustees over the qualifying special purpose entities and the investors and lenders to the qualifying special purpose entities obtain full control over the assets and obtain the right to freely pledge or transfer the notes receivable. Servicing associated with the transferred assets is primarily the responsibility of unaffiliated servicing companies, which are compensated directly from cash flows generated from the transferred assets. The Company is retained as a secondary or sub-servicer. No servicing asset or servicing liability is recorded because servicing income is offset by servicing expense and represents the adequate compensation as determined by the market.

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

Footnote 2 also contains a table summarizing the principal balances of loans managed by the Company. Included within the table are delinquency and net credit loss trends of managed receivables at June 30, 2007 and December 31, 2006.

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

Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Unrealized losses for securities classified as held to maturity and available for sale judged to be other than temporary are charged to operations. As of June 30, 2007 and December 31, 2006, all investment securities within the Company’s portfolio were classified as available-for-sale.

(o) Other Operating Interest Expense

Operating interest expense includes (1) interest paid by the Company’s finance subsidiary to DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Fifth Third Bank, and Home Federal Savings and Loan Association of Nebraska on line of credit loans for the purpose of originating insurance agency loans, originating funeral home loans and financing the over-collateralization portion of loans funded with the other lines of credit, and (2) interest incurred to hold loans on balance sheet, and is, therefore, an operating expense. The operating interest expense for the six-month periods ending June 30, 2007 and 2006 was $2,033,000 and $1,013,000, respectively.

(p) Interest-only Strip Receivable

The aggregate carrying values of interest-only-strip receivables were $6,236,000 and $4,497,000 at June 30, 2007 and December 31, 2006, respectively. The amount of unrealized gain on the interest-only strip receivable was $178,000 at June 30, 2007 and $94,000 at December 31, 2006. The interest-only strip receivables have varying dates of maturities ranging from the third quarter of 2011 to the first quarter of 2027.

(q)	Investments

At June 30, 2007 and December 31, 2006, the Company classifies all of its fixed maturity and equity investments as available-for-sale securities and carries them at fair value with unrealized gains and losses, net of applicable income taxes, reported in other comprehensive income. Available-for-sale securities are those that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, liquidity needs, regulatory capital considerations and other similar factors.

Available-for-sale securities at June 30, 2007 and December 31, 2006 are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2007:
U.S. Treasury	$1,718	$—	$22	$1,696
U.S. Government Agency	28,147	66	111	28,102
Corporate bonds	20,305	41	772	19,574

Total Fixed Maturities	$50,170	$107	$905	$49,372

Equity securities	$889	$76	$52	$913

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006:
U.S. Government Agency	$1,559	$10	$18	$1,551
Corporate bonds	10,973	75	300	10,748

Total Fixed Maturities	$12,532	$85	$318	$12,299

Equity securities	$258	$29	$4	$283

The amortized cost and fair value of fixed maturities at June 30, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.

	June 30, 2007
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,772	$1,766
Due after one year through five years	7,179	7,067
Due after five years through ten years	9,838	9,449
Due after ten years	6,606	6,275
Mortgage-backed bonds	24,775	24,815

	$50,170	$49,372

The fair values for investments in fixed maturities are based on quoted market prices.

Brooke Savings Bank has blanket collateral agreements with the Federal Home Loan Bank in order to obtain advances. Advances of $4,386,000 were obtained and are secured by qualifying mortgage-backed securities, with fair values of approximately $14,172,000 at June 30, 2007.

The Company has also pledged or deposited securities with various state insurance departments and institutions to meet statutory and other requirements. At June 30, 2007, the fair value of these securities pledged or otherwise deposited were approximately $4,912,000.

Other investments are carried at amortized cost less principal reductions. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield method on an individual basis over the remaining contractual term of the investment. Other investments totaled $5,816,000 and $5,445,000 at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007 other investments included approximately $3,462,000 in purchased assignments of lottery prize cash flows. Payments on these assignments are made by state run lotteries and, as such, are backed by the general credit of the respective states. Also included in other investments at June 30, 2007 are mortgage loans on real estate of approximately $1,898,000, investments in real estate of approximately $275,000 and policy loans of approximately $181,000.

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

(s) Warrant Obligation

As of June 30, 2007 and December 31, 2006, respectively, the fair market value of the Brooke Credit warrants was $2,408,000 and $2,821,000. The decrease in the fair market value for the period was approximately $413,000 for the period ended June 30, 2007.

Also in accordance with SFAS 150, the note holder warrants were initially recorded as a discount to the notes based on the fair market value of the warrants at November 1, 2006, or approximately $2,737,000. The discount on the notes is amortized over the life of the notes using the effective interest method. The amount of amortization resulting from discount accretion for the period ended June 30, 2007 was $129,000. At June 30, 2007 the balance of the discount was $2,567,000.

(t) Deposits

Deposits as of June 30, 2007 are summarized below:

(in thousands)	2007 Amount
Noninterest-bearing checking	$2,150
Savings	54
Interest-bearing checking	12,154
Money market	7,405

21,763
Certificates of deposit	5,217
IRAs	364

$27,344

As of June 30, 2007, scheduled maturities of certificates of deposit and IRA accounts are shown below:

(in thousands)	Amount
Within one year	$4,450
One to three years	708
Three to five years	423
Over five years	—

$5,581

As of June 30, 2007, there were seven certificate of deposit accounts of $100,000 or more totaling $2,722,000. These deposits are insured up to $100,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation and is backed by the full faith and credit of the U. S. government.

Regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict usage of a portion of Brooke Savings Bank’s available cash balances from everyday usage in its operations. The minimum reserve requirements as of June 30, 2007 totaled $337,000.

Interest expense on deposits totaled approximately $204,000 for the six month period ended June 30, 2007.

2. Notes Receivable

At June 30, 2007 and December 31, 2006, accounts and notes receivable consisted of the following:

(in thousands)	06/30/2007	12/31/2006
Business loans	$523,769	$422,684
Less: Business loans sold	(488,450)	(324,389)
Real estate loans	86,929	60,594
Less: Real estate loans sold	(59,999)	(21,585)
Loans with subsidiaries	12,478	5,858
Less: Subsidiary loans sold	(12,478)	(5,858)
Plus: Loan participations not classified as a true sale	40,323	26,849
Other loans	527	—

Total notes receivable, net	103,099	164,153
Interest earned not collected on notes*	4,685	3,401
Customer receivables	20,784	20,666
Deferred loan fees	(10)	—
Allowance for doubtful accounts	(1,860)	(1,466)

Total accounts and notes receivable, net	$126,698	$186,754

*	The Company has a corresponding liability for interest payable to participating lenders in the amounts of $1,779,000 and $903,000 at June 30, 2007 and December 31, 2006, respectively.

The transfers that do not meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as secured borrowings and the balances are recorded as both a note receivable asset and participation payable liability. At June 30, 2007 and December 31, 2006, secured borrowings totaled $40,323,000 and $26,849,000, respectively.

Of the notes receivable sold, at June 30, 2007 and December 31, 2006, $508,126,000 and $319,125,000, respectively, were accounted for as sales because the transfers meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

In April 2003, Brooke Credit Corporation sold $15,825,000 of loans to qualifying special purpose entity Brooke Acceptance Company LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $13,350,000 of asset-backed securities were issued to accredited investors by Brooke Acceptance Company LLC. Brooke Credit Corporation received servicing income of $2,000 and $3,000, respectively, from the primary servicer for the six-month periods ended June 30, 2007 and 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $1,482,000 and $2,307,000, respectively, on June 30, 2007 and December 31, 2006. This security is comprised of retained interest-only strip receivable totaling $134,000, retained over-collateralization interests in the special purchase entity totaling $1,223,000 and cash reserves totaling $125,000.

In November 2003, Brooke Credit Corporation sold $23,526,000 of loans to qualifying special purpose entity Brooke Captive Credit Company 2003, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $18,500,000 of asset-backed securities were issued to accredited investors by Brooke Captive Credit Company 2003, LLC. Brooke Credit Corporation received servicing income of $2,000 and $5,000, respectively, from the primary servicer for the six-month periods ended June 30, 2007 and 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $3,054,000 and $3,511,000, respectively, on June 30, 2007 and December 31, 2006. This security is comprised of retained interest-only strip receivable totaling $200,000, retained over-collateralization interests in the special purchase entity totaling $2,729,000 and cash reserves totaling $125,000.

In June 2004, Brooke Credit Corporation sold $24,832,000 of loans to qualifying special purpose entity Brooke Securitization Company 2004A, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $20,000,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company 2004A, LLC. Brooke Credit Corporation received servicing income of $3,000 and $4,000, respectively, from the primary servicer for the six-month periods ended June 30, 2007 and 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $3,541,000 and $3,612,000, respectively, on June 30, 2007 and December 31, 2006. This security is comprised of retained interest-only strip receivable totaling $935,000, retained over-collateralization interests in the special purchase entity totaling $2,481,000 and cash reserves totaling $125,000.

In March 2005, Brooke Credit Corporation sold $40,993,000 of loans to qualifying special purpose entity Brooke Capital Company, LLC. This sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $32,000,000 of asset-backed securities were issued to accredited investors by Brooke Capital Company, LLC. Brooke Credit Corporation received servicing income of $15,000 and $19,000, respectively, from the primary servicer for the six-month periods ended June 30, 2007 and 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $8,472,000 and $9,339,000, respectively, on June 30, 2007 and December 31, 2006. This security is comprised of retained interest-only strip receivable totaling $2,101,000, retained over-collateralization interests in the special purchase entity totaling $6,246,000 and cash reserves totaling $125,000.

In December 2005, Brooke Credit Corporation sold $64,111,000 of loans to qualifying special purpose entity Brooke Securitization Company V, LLC. The sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $51,500,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company V, LLC. Brooke Credit Corporation received servicing income of $24,000 and $33,000, respectively, from the primary servicer for the six-month periods ended June 30, 2007 and 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $11,878,000 and $14,891,000, respectively, on June 30, 2007 and December 31, 2006. This security is comprised of retained interest-only strip receivable totaling $3,513,000, retained over-collateralization interests in the special purchase entity totaling $8,190,000 and cash reserves totaling $175,000.

In July 2006, Brooke Credit Corporation sold $65,433,000 of loans to qualifying special purpose entity Brooke Securitization Company 2006-1, LLC. The sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $52,346,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company 2006-1, LLC. Brooke Credit Corporation received servicing income of $31,000 and $0, respectively, from the primary servicer for the six-month periods ended June 30, 2007 and 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $15,718,000 and $16,660,000, respectively, on June 30, 2007 and December 31, 2006. This security is comprised of retained interest-only strip receivable totaling $3,871,000, retained over-collateralization interests in the special purchase entity totaling $11,672,000 and cash reserves totaling $175,000.

In March 2007, Brooke Credit Corporation initiated a $150,000,000 facility to sell, on a revolving basis, a pool of its loans, while retaining residuals assets such as interest-only strip receivables and a subordinated over-collateralization interest in the receivables. The eligible receivables are sold to Brooke Warehouse Funding, LLC, a wholly owned bankruptcy-remote special purpose entity, without legal recourse to Brooke Credit Corporation. Brooke Warehouse Funding, LLC then entered into a participation agreement with Brooke Acceptance Company 2007-1, LLC to sell an undivided senior participation interest in all of the assets of Brooke Warehouse Funding, LLC. Brooke Acceptance Company 2007-1, LLC entered into an amended and restated receivables financing agreement with Fifth Third Bank which extended a credit facility to Brooke Acceptance Company 2007-1 LLC to provide funds to acquire such participation interests with a facility line of credit of $150,000,000. The facility qualifies for true sale treatment under SFAS 140. As of June 30, 2007, the outstanding balance of sold accounts receivable held by Brooke Warehouse Funding, LLC and participated to Brooke Acceptance Company 2007-1, LLC totaled $157,493,000. Accordingly, $157,493,000 of accounts receivable balances were removed from the consolidated balance sheet at June 30, 2007. The fair value of the difference between loans sold and advanced portion on the facility, or the fair value of retained residual assets, were recorded on the Company’s books as a security with balances of $44,598,000 on June 30, 2007. This retained security is comprised of retained interest-only strip receivable totaling $14,657,000 and retained over-collateralization interests in the special purpose entity totaling $29,941,000.

At June 30, 2007 and December 31, 2006, the Company had transferred assets with balances totaling $508,126,000 and $319,125,000, respectively, resulting in pre-tax gains for the six-month periods ended June 30, 2007 and 2006 of $11,586,000 and $1,892,000, respectively.

At June 30, 2007 and December 31, 2006, the fair value of retained interest-only strip receivables recorded by the Company was $31,647,000 and $16,591,000, respectively. Of the totals at June 30, 2007, $6,236,000 was listed as interest-only strip receivable on the Company’s balance sheet and $25,411,000 in retained interest-only strip receivable carried in the Company’s securities. Of the totals at December 31, 2006, $4,497,000 was listed as interest-only strip receivable on the Company’s balance sheet and $12,094,000 in retained interest-only strip receivables carried in the Company’s securities.

Of the business and real estate loans at June 30, 2007 and December 31, 2006, $1,792,000 and $2,247,000, respectively, in loans were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. At June 30, 2007, all such recourse loans: a) had no balances more than 60 days past due; and b) had adequate collateral. No recourse loan participations were in default at June 30, 2007.

At June 30, 2007 and December 31, 2006, the value of the servicing asset recorded by the Company was $5,539,000 and $4,512,000, respectively.

At June 30, 2007 and December 31, 2006, the value of the servicing liability recorded by the Company was $19,000 and $24,000, respectively.

At June 30, 2007, key economic assumptions used in measuring the retained interest-only strip receivables and servicing assets when loans were sold during the year were as follows (rates per annum):

	Business Loans (Adjustable- Rate Stratum)*	Business Loans (Fixed- Rate Stratum)
Prepayment speed	10.00%	8.00%
Weighted average life (months)	141.8	32.8
Expected credit losses	0.50%	0.21%
Discount rate	11.00%	11.00%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for loans prior to the third quarter of 2004, the rate is adjusted annually on December 31. Beginning in the third quarter of 2004, contract terms on new loans are adjusted monthly or daily to an index as noted above.

At June 30, 2007, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(in thousands except percentages)	Business Loans (Fixed & Adjustable Rate Strata)
Prepayment speed (annual rate)	8.00% - 10.00%
Impact on fair value of 10% adverse change	$(669)
Impact on fair value of 20% adverse change	$(1,357)
Expected credit losses (annual rate)	0.21% - 0.50%
Impact on fair value of 10% adverse change	$(333)
Impact on fair value of 20% adverse change	$(695)
Discount rate (annual)	11.00%
Impact on fair value of 10% adverse change	$(1,344)
Impact on fair value of 20% adverse change	$(2,626)

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interest-only strip receivables and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interest-only strip receivables and servicing assets on loans sold totaling $37,149,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interest-only strip receivables in loans sold with recourse to participating lenders and loans sold to qualifying special purpose entities.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Servicing Asset

	Fixed & Adjustable Rate Strata
(in thousands)	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$10,721	$10,590
Servicing expense	(1,892)	(1,807)
Discount of estimated cash flows at 11.00% rate	(3,341)	(3,345)

Carrying value of servicing asset after effect of increases	5,488	5,438
Carrying value of servicing asset before effect of increases	5,539	5,539

Decrease of carrying value due to increase in prepayments	$(51)	$(101)

Effect of Increases in Assumed Prepayment Speed on Retained Interest-Only Strip Receivable (including retained interest-only strip receivables carried in the Securities balance)

	Fixed & Adjustable Rate Strata
(in thousands)	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$53,776	$52,309
Estimated credit losses	(5,267)	(5,112)
Discount of estimated cash flows at 11.00% rate	(17,480)	(16,806)

Carrying value of retained interests after effect of increases	31,029	30,391
Carrying value of retained interests before effect of increases	31,647	31,647

Decrease of carrying value due to increase in prepayments	$(618)	$(1,256)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest-Only Strip Receivable (including retained interest-only strip receivables carried in the Securities balance)

	Fixed & Adjustable Rate Strata
(in thousands)	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$54,885	$54,885
Estimated credit losses	(5,521)	(6,051)
Discount of estimated cash flows at 11.00% rate	(18,050)	(17,882)

Carrying value of retained interests after effect of increases	31,314	30,952
Carrying value of retained interests before effect of increases	31,647	31,647

Decrease of carrying value due to increase in credit losses	$(333)	$(695)

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Fixed & Adjustable Rate Strata
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$10,860	$10,860
Servicing expense	(1,925)	(1,925)
Discount of estimated cash flows	(3,587)	(3,792)

Carrying value of servicing asset after effect of increases	5,348	5,143
Carrying value of servicing asset before effect of increases	5,539	5,539

Decrease of carrying value due to increase in discount rate	$(191)	$(396)

Effect of Increases in Assumed Discount Rate on Retained Interest-Only Strip Receivable (including retained interest-only strip receivables carried in the Securities balance)

	Fixed & Adjustable Rate Strata
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$54,885	$54,885
Estimated credit losses	(5,046)	(5,046)
Discount of estimated cash flows	(19,345)	(20,422)

Carrying value of retained interests after effect of increases	30,494	29,417
Carrying value of retained interests before effect of increases	31,647	31,647

Decrease of carrying value due to increase in discount rate	$(1,153)	$(2,230)

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

	Recourse & Securitized Loans Sold in
	2007	2006	2005
Actual & Projected Credit Losses (%) at:
June 30, 2007	0%	0.05%	0.44%
December 31, 2006		0	0.24
December 31, 2005			0

The following table presents quantitative information about the Company managed portfolio, including balances, delinquencies and net credit losses at and for the periods ended June 30, 2007 and December 31, 2006. At and for the periods ended June 30, 2007 and December 31, 2006, the related party notes did not have any principal amounts 60 or more days past due, nor were there any credit losses on the related party notes. See footnote 10 for further discussion of the related party notes.

	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses**
(in thousands)	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006	June 30, 2007	December 31, 2006
Loan portfolio consists of:
Loans on balance sheet	$85,445	$82,111	$7,420	$1,931	$151	$168
Loans on balance sheet held in bankruptcy-remote warehouses	-0-	82,042	-0-	—	—	—
Loans participated***	205,574	151,255	2,564	360	—	—
Loans securitized and sold to qualifying special purpose entities	302,553	167,870	1,902	—	668	357

Total loans managed	$593,572	$483,278	$11,886	$2,291	$819	$525

*	Loans 60 days or more past due are based on end of period loan balances.
**	Net credit losses are based on total loans outstanding. The net credit losses are net of recoveries, including recoveries from the proceeds of financial guaranty policies.
***	Loans participated represents true sale loan participations sold.

3. Property and Equipment

A summary of property and equipment and depreciation is as follows:

(in thousands)	June 30, 2007	December 31, 2006
Furniture	$5,211	$3,833
Office and computer equipment	3,824	3,306
Automobiles and airplanes	1,660	1,499
Building and leasehold improvements	11,000	10,174
Land	1,386	1,386

	23,081	20,198
Less: Accumulated depreciation	(5,581)	(4,404)

Property and equipment, net	$17,500	$15,794

Depreciation expense	$832	$1,207

4. Bank Loans, Notes Payable, and Other Long-Term Obligations

(in thousands)	June 30, 2007	December 31, 2006
Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 9.75%. Interest rates on these notes range from 4.00% to 7.00% and maturities range from July 2007 to January 2013.	$24,201	$19,300
Valley View Bank line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit due January 2007, subsequently extended to July 2007. Interest rate is variable and was 10.25% at June 30, 2007, with interest and principal due monthly.	3,705	2,605
Fifth Third Bank, Canadian Branch line of credit. Maximum line of credit available of $10,000,000 (Canadian dollars). Collateralized by notes receivable. Line of credit due February 2007, subsequently extended to February 2008. Interest rate is variable and was 7.00% at June 30, 2007, with interest due monthly.	9,085	8,329

(in thousands)	June 30, 2007	December 31, 2006
Fifth Third Bank, line of credit. Maximum line of credit available of $85,000,000, amended and restated to $150,000,000 and qualified for off balance sheet financing during the first quarter of 2007. Collateralized by notes receivable. Due September 2009	—	68,233
Home Federal Savings and Loan Association of Nebraska, line of credit. Maximum line of credit available of $7,500,000. Collateralized by notes receivable. Line of credit due November 2009. Interest rate is variable and was 9.50% at June 30, 2007, with interest and principal due monthly.	7,003	7,477
DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit. Maximum line of credit available of $80,000,000. Collateralized by notes receivable. Line of credit due August 2009. Interest rate is variable and was at 7.07% at June 30, 2007, with interest due monthly.	—	—
Company debt with banks. These notes are payable to banks and collateralized by various assets of the Company. Interest rates on these notes range from 7.75% to 12.25%. Maturities range from November 2007 to September 2021.	35,334	29,030
Falcon Mezz. Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC note payable. This $45,000,000 note has an associated discount of $2,567,000 at June 30, 2007. Collateralized by assets of the Company. The note principal is due at maturity, April 2013. Interest rate is fixed at 12.00%, with interest due quarterly.	42,433	42,304

Total bank loans and notes payable	121,761	177,278
Capital lease obligation (See Note 5)	475	515

Total bank loans, notes payable and other long-term obligations	122,236	177,793
Less: Current maturities and short-term debt	(62,744)	(122,003)

Total long-term debt	$59,492	$55,790

The renewal rights associated with the collateral interests of seller notes payable had estimated annual commissions of $51,413,000 and $39,369,000 at June 30, 2007 and December 31, 2006, respectively.

The amount of note payable discount accretion for the period ended June 30, 2007 and 2006 was $129,000 and $0, respectively.

Interest incurred on bank loans, notes payable and other long-term obligations for the periods ended June 30, 2007 and 2006 was $7,423,000 and $3,608,000, respectively.

Bank loans, notes payable and other long-term obligations mature as follows:

Twelve Months Ended June 30 (in thousands)	Bank Loans & Notes Payable	Capital Lease	Total
2008	$62,660	$85	$62,745
2009	10,253	90	10,343
2010	1,649	95	1,744
2011	944	100	1,044
2012	506	105	611
Thereafter	45,749	—	45,749

	$121,761	$475	$122,236

5. Long-Term Debt, Capital Leases

Future capital lease payments and long-term operating lease payments are as follows:

Twelve Months Ended June 30 (in thousands)	Capital Real Estate	Operating Real Estate	Total
2008	$119	$10,162	$10,281
2009	118	8,899	9,017
2010	117	5,074	5,191
2011	114	2,185	2,299
2012	111	1,008	1,119
2013	—	8	8

Total minimum lease payments	579	$27,336	$27,915

Less amount representing interest	(104)

		December 31, 2006
Total obligations under capital leases	475	$515
Less current maturities of obligations under capital leases	(85)	(80)

Obligations under capital leases payable after one year	$390	$435

6. Income Taxes

Net income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. The elements of income tax expense are as follows:

(in thousands)	June 30, 2007	June 30, 2006
Current	$1,321	$3,286
Deferred	4,667	493

	$5,988	$3,779

For the six-month period ended June 30, 2007, income of $206,000 was earned in Bermuda and is included in the U.S. federal tax.

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	June 30, 2007	June 30, 2006
U.S. federal statutory tax rate	38%	38%
State statutory tax rate	4	4
Miscellaneous	(5)	(5)

Effective tax rate	37%	37%

Reconciliation of income tax receivable:

(in thousands)	June 30, 2007	December 31, 2006
Income tax receivable – Beginning balance, January 1	$480	$830
Income tax receivable acquired	599
Income tax payments over (under) current tax liability	(119)	(350)

Income tax receivable – Ending balance	$960	$480

Reconciliation of deferred tax liability:

(in thousands)	June 30, 2007	December 31, 2006
Deferred income tax liability – Beginning balance, January 1	$7,594	$5,141
Accumulated other comprehensive income, unrealized gain (loss) on interest-only strip receivables	883	163
Accelerated tax depreciation		(68)
Gain on sale of notes receivable	4,210	2,358

Ending Balance	$12,687	$7,594

(in thousands)	June 30, 2007	December 31, 2006
Deferred income tax liability-Current	$2,576	$1,439
Deferred income tax liability-Long-term	10,111	6,155

Deferred income tax liability-Total	$12,687	$7,594

Deferred tax liabilities were recorded to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.

7. Employee Benefit Plans

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. Effective January 1, 2007, the Company elected to match 50% of the employee’s contributions up to a maximum of 3% of compensation for the year, subject to a maximum contribution per individual of $3,000 for the plan year. The employer contribution of $175,000 was charged to expense for the six-month period ended June 30, 2007. No employer contributions were charged to expense for the six-month period ended June 30, 2006.

Delta Plus Holdings, Inc. has a profit sharing/401-K plan for eligible employees. Participants may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company matches 25% of the employee’s contributions up to a maximum of 8% of the employee’s respective compensation level.

8. Concentration of Credit and Deposit Risk

At June 30, 2007, the Company had account balances of $16,319,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

At June 30, 2007, the Company, through its qualifying special purposes entity subsidiaries, had $127,022,000 in off-balance sheet debt outstanding to one financial institution, representing 52% of the total assets then sold through qualifying special purpose entities, and had also sold asset-backed securities totaling $65,128,000 to one financial institution, representing 27% of the total assets then sold through qualifying special purpose entities. At June 30, 2007, the Company had sold participation interests in loans totaling $107,958,000 to two financial institutions. This represents 41% of the participation interests then sold.

As of June 30, 2007, approximately 50% of Brooke Savings Bank’s loan portfolio and current business activity is with customers located within the states of Missouri and Kansas. A significant portion of deposit sources represent insurance proceeds from Kansas City Life insurance policies.

Brooke Savings Bank has interest bearing checking accounts with potentially high volatility. These deposits of approximately $12,050,000 at June 30, 2007 were opened for beneficiaries of life insurance policies underwritten by Kansas City Life Insurance Company. Beneficiaries can withdraw funds from the accounts at any time, without penalty and, as such, these deposits may be susceptible to a rapid run-off rate.

9. Segment and Related Information

The Company had three reportable segments in 2006 and has four reportable segments in 2007. For the period ended June 30, 2007 the segments consisted of its Franchise Services Business, its Brokerage Business, its Lending Services Business and its Financial Services Business. For the periods ended June 30, 2006 the segments consisted of its Franchise Services Business, its Brokerage Business and its Lending Services Business.

The Company assesses administrative fees to each business segment for legal, corporate and administrative services. Administrative fees for Franchise Services, Lending Services, Brokerage Business and Financial Services for the six-month period ended June 30, 2007 totaled $1,500,000, $1,125,000, $30,000 and $450,000, respectively, and for the three segments existing during the six-month period ended June 30, 2006 totaled $2,400,000, $900,000 and $900,000, respectively.

Revenues, expenses, assets and liabilities that are not allocated to one of the four reportable segments are categorized as “Corporate.” Activities associated with Corporate include functions such as accounting, auditing, legal, human resources and investor relations. Activities associated with Corporate also include the operation of captive insurance companies that self-insure portions of the professional insurance agents’ liability exposure of Brooke Franchise Corporation, its affiliated companies and its franchisees and provide financial guaranty policies to Brooke Credit Corporation and its participating lenders.

The tables below reflect summarized financial information concerning the Company’s reportable segments for the three-month and six-month periods ended June 30, 2007 and 2006:

For the three months ended June 30, 2007 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Financial Services	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$27,615	$711	$—	$—	$—	$—	$28,326
Policy fee income	—	154	—	—	—	—	154
Insurance premiums earned	—	3,156	—	849	283	(247)	4,041
Interest income	96	122	5,370	1,023	166	(234)	6,543
Gain on sale of notes receivable	—	—	4,462	—	—	1	4,463
Consulting fees	1,113	—	—	3,990	—	(688)	4,415
Initial franchise fees for basic services	7,095	—	—	—	—	—	7,095
Initial franchise fees for buyers assistance plans	70	—	—	—	—	—	70
Gain on sale of businesses	1,161	—	—	—	—	—	1,161
Other income	695	(18)	181	86	83	(700)	327
Total Operating Revenues	37,845	4,125	10,013	5,948	532	(1,868)	56,595
Interest expense	705	47	1,839	—	741	(234)	3,098
Commissions expense	22,126	134	—	245	—	—	22,505
Payroll expense	5,424	1,134	610	1,093	686	—	8,947
Depreciation and amortization	31	127	282	227	353	1	1,021
Insurance loss and loss expense	—	2,003	—	269	225	—	2,497
Other operating expenses	10,286	981	1,609	1,408	613	(1,636)	13,261
Minority interest in subsidiary	—	—	—	760	—	—	760
Total Expenses	38,572	4,426	4,340	4,002	2,618	(1,869)	52,089
Income Before Income Taxes	(727)	(301)	5,673	1,946	(2,086)	1	4,506
Segment assets	81,945	43,305	217,265	83,830	118,138	(176,669)	367,814
Expenditures for segment assets	—	—	19,142	(2,624)	780	—	17,298

For the three months ended June 30, 2006 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$24,739	$647	$—	$—	$—	$25,386
Policy fee income	—	166	—	—	—	166
Insurance premiums earned	—	—	—	110	(36)	74
Interest income	67	6	4,381	119	(81)	4,492
Gain on sale of notes receivable	—	—	1,188	—	183	1,371
Consulting fees	830	895	—	—	—	1,725
Initial franchise fees for basic services	8,495	—	—	—	—	8,495
Initial franchise fees for buyers assistance plans	1,175	—	—	—	—	1,175
Gain on sale of businesses	2,414	—	—	—	—	2,414
Other income	607	230	167	4	(741)	267
Total Operating Revenues	38,327	1,944	5,736	233	(675)	45,565
Interest expense	395	39	1,575	238	(81)	2,166
Commissions expense	20,142	313	—	—	—	20,455
Payroll expense	5,750	500	405	818	—	7,473
Depreciation and amortization	17	112	201	276	2	608
Other operating expenses	9,942	779	914	(2,703)	1,323	10,255
Total Expenses	36,246	1,743	3,095	(1,371)	1,244	40,957
Income Before Income Taxes	2,081	201	2,641	1,604	(1,919)	4,608
Segment assets	63,251	9,966	181,895	73,988	(104,900)	224,200
Expenditures for segment assets	—	—	—	1,849	—	1,849

For the six months ended June 30, 2007 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Financial Services	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$59,623	$1,439	$—	$—	$—	$—	$61,062
Policy fee income	—	256	—	—	—	—	256
Insurance premiums earned	—	3,156	—	1,922	549	(438)	5,189
Interest income	173	132	12,797	1,937	361	(489)	14,911
Gain on sale of notes receivable	—	—	11,583	—	—	3	11,586
Consulting fees	1,427	—	—	4,245	—	(942)	4,730
Initial franchise fees for basic services	19,965	—	—	—	—	—	19,965
Initial franchise fees for buyers assistance plans	455	—	—	—	—	—	455
Gain on sale of businesses	1,842	—	—	—	—	—	1,842
Other income	1,335	(18)	349	158	160	(1,361)	623
Total Operating Revenues	84,820	4,965	24,729	8,262	1,070	(3,227)	120,619
Interest expense	1,258	83	5,174	—	1,397	(489)	7,423
Commissions expense	44,967	411	—	499	—	—	45,877
Payroll expense	10,985	1,643	1,124	1,571	1,514	—	16,837
Depreciation and amortization	46	226	575	426	733	4	2,010
Insurance loss and loss expense	—	2,003	—	921	551	—	3,475
Other operating expenses	23,777	1,172	4,233	2,070	260	(2,742)	28,770
Minority interest in subsidiary	—	—	—	724	—	—	724
Total Expenses	81,033	5,538	11,106	6,211	4,455	(3,227)	105,116
Income Before Income Taxes	3,787	(573)	13,623	2,051	(3,385)	—	15,503
Segment assets	81,945	43,305	217,265	83,830	118,138	(176,669)	367,814
Expenditures for segment assets	482	—	41,083	7,924	2,525		52,014

For the six months ended June 30, 2006 (in thousands)	Franchise Services Business	Brokerage Business	Lending Services Business	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$51,376	$1,463	$—	$—	$—	$52,839
Policy fee income	—	304	—	—	—	304
Insurance premiums earned	—	—	—	206	(47)	159
Interest income	122	10	7,638	228	(167)	7,831
Gain on sale of notes receivable	—	—	1,875	—	17	1,892
Consulting fees	1,601	2,305	—	—	—	3,906
Initial franchise fees for basic services	14,055	—	—	—	—	14,055
Initial franchise fees for buyers assistance plans	2,532	—	—	—	—	2,532
Gain on sale of businesses	2,881	—	—	—	—	2,881
Other income	1,046	589	223	14	(1,520)	352
Total Operating Revenues	73,613	4,671	9,736	448	(1,717)	86,751
Interest expense	820	78	2,424	453	(167)	3,608
Commissions expense	39,056	583	—	—	—	39,639
Payroll expense	11,434	972	794	1,591	—	14,791
Depreciation and amortization	34	219	384	480	5	1,122
Other operating expenses	16,602	1,666	1,986	(1,318)	(1,567)	17,369
Total Expenses	67,946	3,518	5,588	1,206	(1,729)	76,529
Income Before Income Taxes	5,667	1,153	4,148	(758)	12	10,222
Segment assets	63,251	9,966	181,895	73,988	(104,900)	224,200
Expenditures for segment assets	—	—	—	2,632	—	2,632

10. Related Party Information

Robert D. Orr, Chairman and Chief Executive Officer, and Leland G. Orr, Chief Financial Officer and Treasurer, own a controlling interest in Brooke Holdings, Inc. which owned 41.13% of the Company’s common stock at June 30, 2007.

Brooke Holdings, Inc., Robert D. Orr, Leland G. Orr, Anita F. Larson, Michael S. Lowry and Kyle L. Garst have agreed to vote their shares of the Company’s common stock together and, as a group, they beneficially owned 6,447,020 shares, or 45.37%, of the Company’s common stock at June 30, 2007.

Michael S. Lowry, President and Chief Executive Officer of Brooke Credit Corporation, is a member of First Financial Group, L.C. Kyle L. Garst Chief Executive Officer of Brooke Franchise Corporation and Director of Brooke Corporation, is the sole manager and sole member of American Financial Group, L.L.C. In October 2001, First Financial Group, L.C. and American Financial Group, L.L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.50% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014. At June 30, 2007, all but an immaterial amount of the entire loan principal balance of $298,000 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $205,000, all of which is the recourse obligation by Brooke Credit Corporation on a loan participation balance. First Financial Group, L.C. and American Financial Group, L.L.C. each sold its ownership interest in the Wallace Agency, L.L.C. back to the Wallace Agency, L.L.C. in March 2007.

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

For cash management purposes, the Company sometimes commingles its funds with those of its unregulated subsidiaries and/or parent companies.

11. Acquisitions and Divestitures

In July 2002, the Company acquired 100% of the outstanding ownership interests of CJD & Associates, L.L.C. for an initial purchase price of $2,025,000. Additional payments of the purchase price in the amount of $2,686,000 have been made since the initial purchase through June 30, 2007.

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

Included in other assets is the initial purchase premium of $1,900,000. This amount, along with other direct costs of approximately $177,000 associated with the transaction, have been allocated based upon the fair values of the assets and liabilities acquired. Substantially all of these costs have been recorded as Goodwill which will not be amortized but, rather, evaluated regularly for impairment. Goodwill recorded in connection with this transaction will not be deductible for tax purposes.

As previously indicated, the Bank’s results of operations have been included in the accompanying consolidated financial statements since its acquisition on January 8, 2007. Accordingly, the following information as reported for the six months ended June 30, 2007 is presented along with pro forma information for the six months ended June 30, 2006, assuming the acquisition took place on January 1, 2006:

	As Reported	Pro forma
(in thousands)	For the six months ended June 30, 2007	For the six months ended June 30, 2006
Total operating revenues	$120,619	$88,269
Net income	$9,515	$6,844
Basic earnings per share	$0.63	$0.54
Diluted earnings per share	$0.63	$0.53

On February 14, 2007, Brooke Capital Corporation (formerly First American Capital Corporation) and Brooke Brokerage Corporation announced that they had entered into a definitive agreement by which Brooke Capital would acquire all of the outstanding capital stock of Brooke Savings Bank from Brooke Brokerage Corporation in exchange for 2,015,968 shares of Brooke Capital’s common stock, on a post-reverse-stock-split basis, with a value of approximately $10,100,000. Consummation of the transaction is subject to regulatory approvals and other closing conditions and is expected to close during or before the first quarter of 2008. Based on current outstanding shares of the Brooke Capital Corporation common stock and taking into account the results of the tender offer for shares concluded on April 2, 2007 and the 1-for-3 reverse stock split effected on April 13, 2007, the proposed transaction would result in an increase of the Company’s direct and indirect ownership of Brooke Capital Corporation from its current level of approximately 57% to approximately 74% on a fully diluted basis.

See Footnote 20, Subsequent Events, for information regarding the merger of Brooke Credit with and into Oakmont Acquisition Corp.

In March 2007, the Company purchased 100% of the common stock of Delta Plus Holdings, Inc. for a total purchase price of $13,500,000, plus net tangible book value at closing.

12. Stock-Based Compensation

The Company adopted SFAS 123R, “Share-Based Payment,” on January 1, 2006. The fair value of the options granted for the six-month periods ended June 30, 2007 and 2006 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

	2001 Plan		2006 Plan
	2007	2006	2007	2006
Expected term (in years)	4.8	5.8	5.7		N/A
Expected stock volatility	10%	10%	10%		N/A
Risk-free interest rate	5%	5%	5%		N/A
Dividend	1%	1%	1%		N/A
Fair value per share	$0.18	$0.23	$1.37	$	N/A

At June 30, 2007, there were no additional shares available for the grant of stock options under the Brooke Corporation 2001 Compensatory Stock Option Plan (“2001 Plan”), as the 2001 Plan terminated on April 27, 2006, except with respect to stock options then outstanding, upon the adoption on that date by the Company’s shareholders of the 2006 Brooke Corporation Equity Incentive Plan (“2006 Plan”). The 2006 Plan includes stock options, incentive stock options, restricted shares, stock appreciation rights, performance shares, performance units and restricted share units as possible equity compensation awards. The 2006 Plan provides that a maximum of 500,000 shares of common stock may be issued pursuant to awards granted under such Plan. Awards of 11,950 restricted shares and incentive stock options to purchase 68,400 shares of common stock are outstanding under the 2006 Plan and accordingly, at June 30, 2007, there were 419,650 shares available for granting of stock-based awards under the 2006 Plan.

	2001 Plan		2006 Plan
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding December 31, 2005	359,340	$3.58		$
Granted	2,000	13.56
Exercised	(110,178)	2.92
Terminated and expired	(22,512)	4.12
Outstanding December 31, 2006	228,650	3.36	—		—
Granted	—	—	90,000		12.45
Exercised	(144,380)	1.88	—		—
Terminated and expired	(9,400)	23.49	(21,500)		12.45
Outstanding June 30, 2007	74,870	$4.46	68,500		$12.45

62,882 options to purchase shares were exercisable at June 30, 2007. The following table summarizes information concerning outstanding and exercisable options at June 30, 2007.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
2001 Plan ($1.21 – $23.49)	74,870	4.8	$4.46	62,882	$4.46
2006 Plan ($12.31 – $13.54)	68,500	5.7	$12.45	—	$—

13. Intangible Assets

In connection with its acquisitions of Brooke Savings Bank and Delta Plus Holdings, Inc., the Company recorded goodwill of approximately $3,022,000 which is not being amortized but, rather, evaluated periodically for impairment. There were no other intangible assets with indefinite useful lives as of June 30, 2007, and December 31, 2006. The intangible assets with definite useful lives had a value of $14,676,000 and $8,196,000 at June 30, 2007, and December 31, 2006, respectively. Of these assets, $5,539,000 and $4,512,000, respectively, were recorded as a servicing asset on the balance sheet. The remaining assets were included in “Other Assets” on the balance sheet. Amortization expense was $1,178,000 and $622,000 for the periods ended June 30, 2007 and 2006, respectively.

Amortization expense for amortizable intangible assets for the periods ended June 30, 2008, 2009, 2010, 2011 and 2012 is estimated to be $1,705,000, $1,330,000, $1,144,000, $991,000 and $855,000, respectively.

14. Supplemental Cash Flow Disclosures

	For period Ended June 30, 2007	For period Ended June 30, 2006
Supplemental disclosures: (in thousands)
Cash paid for interest	$2,829	$2,155

Cash paid for income tax	$3,346	$238

Business inventory increased from December 31, 2006 to June 30, 2007. During the periods ended June 30, 2007 and 2006, the statements of cash flows reflect the purchase of businesses into inventory provided by sellers totaling $11,021,000 and $10,456,000, respectively, and the change in inventory of $(1,433,000) and $2,930,000, respectively.

(in thousands)	For the period Ended June 30, 2007	For the period Ended June 30, 2006
Purchase of business inventory	$(18,439)	$(19,732)
Sale of business inventory	27,727	33,118
Net cash provided from sale of business inventory	9,288	13,386
Cash provided by sellers of business inventory	(11,021)	(10,456)
Non-cash reduction of inventory	300	—

(Increase) decrease in inventory on balance sheet	$(1,433)	$2,930

15. Statutory Requirements

At June 30, 2007, DB Indemnity, Ltd. was required to maintain a statutory capital and surplus of $120,000. Actual statutory capital and surplus was $2,495,000 and $2,410,000 at June 30, 2007 and December 31, 2006, respectively. Of the actual statutory capital, $120,000 and $120,000, respectively, is fully paid up share capital, and, accordingly, all of the retained earnings and contributed surplus were available for payment of dividends to shareholders.

DB Indemnity, Ltd. was required to maintain relevant assets of at least $2,048,000 and $2,017,000 at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007 and December 31, 2006, relevant assets were $5,963,000 and $5,099,000, respectively. The minimum liquidity ratio was, therefore, met.

At June 30, 2007, The DB Group, Ltd. was required to maintain a statutory capital and surplus of $1,000,000. Actual statutory capital and surplus was $1,409,000 and $1,263,000 at June 30, 2007, and December 31, 2006, respectively. Of the actual statutory capital, $1,102,000 and $1,102,000, respectively, is fully paid up share capital and contributed surplus, and, accordingly, all of the retained earnings were available for payment of dividends to shareholders.

The DB Group, Ltd. was required to maintain relevant assets of at least $83,000 and $65,000 at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007 and December 31, 2006, relevant assets were $1,492,000 and $1,349,000, respectively. The minimum liquidity ratio was, therefore, met.

First Life America, Inc. (“FLAC”), the life insurance subsidiary of Brooke Capital Corporation (formerly First American Capital Corporation) prepares its statutory-basis financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by the Kansas Insurance Department (“KID”). Currently, “prescribed” statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual and a variety of other NAIC publications. “Permitted” statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. During 1998, the NAIC adopted codified statutory accounting principles (“Codification”). Codification replaced the NAIC Accounting Practices and Procedures Manual and was effective January 1, 2001. The impact of Codification was not material to FLAC’s statutory-basis financial statements.

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

Statutory restrictions limit the amount of dividends which may be paid by FLAC to Brooke Capital. Generally, dividends during any year may not be paid without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholders’ surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. In addition, FLAC must maintain the minimum statutory capital and surplus required for life insurance companies in those states in which it is licensed to transact life insurance business.

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

In connection with its recent acquisition of the Bank, the Company has committed to maintain the Bank as a “well capitalized” institution, as defined in the regulations promulgated by the Office of Thrift Supervision, for Prompt Corrective Action purposes for the three-year period immediately following the consummation of the acquisition of the Bank. Management believes that, as of June 30, 2007, the Bank meets all capital adequacy requirements to which it is subject.

As of June 30, 2007, the most recent notifications from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain tangible capital, core (leverage) capital, and total (risk-based) capital ratios as set forth in the regulations. There are no conditions or events since the notification that management believes have changed the Bank’s category.

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

16. Contingencies

In July 2002, the Company entered into an agreement to purchase CJD & Associates, L.L.C. The sellers are entitled to an increase of the initial purchase price equal to 30% of CJD & Associates’ monthly net revenues during the contingency period of October 1, 2003 to October 1, 2007. Additional payments of the purchase price have been made in the amount of $2,686,000 since the initial purchase. Based on historical trends, the Company estimates remaining payments to the sellers of $277,000 in the fiscal year 2007.

In December 2006, the Company closed on a Stock Purchase and Sale Agreement with Brooke Capital Corporation (formerly First American Capital Corporation), a Kansas corporation, pursuant to which, among other things, the Company acquired at closing for a cash price of $2,552,132, approximately 46.8% of Brooke Capital common stock then outstanding, along with a warrant to purchase additional common stock for an additional purchase price of $447,818. On January 31, 2007, the Company exercised its warrant bringing its interest in Brooke Capital to approximately 55% of the common stock then outstanding. In addition to cash compensation totaling $3 million for the shares of common stock purchased at closing or upon the subsequent exercise of warrants, the Stock Purchase and Sale Agreement provides that the Company shall pay to Brooke Capital up to $6 million as additional consideration for such shares if $6 million of pretax profits are not generated over a three-year period by the life insurance brokerage subsidiary in accordance with the following schedule: (i) at least One Million Five Hundred Thousand Dollars ($1,500,000) of pretax profits during the twelve-months ended September 30, 2007, (ii) at least Two Million Dollars ($2,000,000) of pretax profits during the twelve-months ended September 30, 2008, and (iii) at least Two Million Five Hundred Thousand Dollars ($2,500,000) of pretax profits during the twelve-months ended September 30, 2009. Upon completion of a Dutch tender offer on April 2, 2007 and the 1-for-3 reverse stock split effected by Brooke Capital on April 13, 2007, the Company owned 1,795,467 shares of Brooke Capital common stock or approximately 58% of the shares then outstanding.

Various lawsuits have arisen in the ordinary course of the Company’s business. In each of the matters and collectively, the Company believes the ultimate resolution of such litigation will not result in any material adverse impact to the financial condition, operations or cash flows of the Company.

17. Foreign Currency Translation

The amount of the gross translation adjustment included in accumulated other comprehensive income at June 30, 2007 and December 31, 2006 was $297,000 and $179,000, respectively. The amount of the translation adjustment that was allocated to taxes was $113,000 and $68,000 which results in a net effect of $184,000 and $111,000 on accumulated other comprehensive income at June 30, 2007 and December 31, 2006, respectively.

18. New Accounting Standards

On July 14, 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an Interpretation of SFAS 109, “Accounting for Income Taxes.” FIN 48 prescribes guidance to address inconsistencies among entities with the measurement and recognition in accounting for income tax positions for financial statement purposes. Specifically, FIN 48 addresses the timing of the recognition of income tax benefits. FIN 48 requires the financial statement recognition of an income tax benefit when the company determines that it is more-likely-than-not that the tax position will be ultimately sustained. FIN 48 is effective for fiscal years beginning after December 15, 2006, which, for the Company, is fiscal year 2007. The Company has implemented FIN 48 and believes this does not have a material affect on the Company’s current tax position.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Application of this standard is required for the Company beginning in 2008. The Company will implement this standard in 2008 and management believes it will not have a material affect on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement is effective for an entity’s first fiscal year that begins after November 15, 2007, which, for the Company, is fiscal year 2008. The Company will implement this standard in 2008 and management believes it will not have a material affect on the financial statements.

19. Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

The Company determined that funds advanced on lines of credit for the sole purpose of making qualified loans for future securitizations must be classified as financing activities rather than operating activities in the statement of cash flows. The reclassification adjustments reduced operating cash flow by $40,473,000 and increased financing cash flow by $40,473,000 as reported on the statement of cash flows.

There was no resulting change in total operating income, total operating expenses, net income, retained earnings, net cash flows, or earnings per share previously disclosed.

20. Subsequent Events

Effective July 18, 2007, pursuant to the Amended and Restated Agreement and Plan of Merger dated as of April 30, 2007 (the “Merger Agreement”) by and among Oakmont Acquisition Corp. (“Oakmont”), Brooke Credit Corporation (“Brooke Kansas”) and the Company, Brooke Kansas was merged with and into Oakmont. In connection with the merger, Oakmont changed its name to Brooke Credit Corporation (the “Surviving Corporation”). Pursuant to the Merger Agreement, each share of the issued and outstanding common stock of Oakmont was converted into one share of the validly issued, fully paid and non-assessable authorized share of common stock of the Surviving Corporation. The Company, along with seven other former Brooke Kansas equity holders, received aggregate merger consideration of 16,303,981 shares of the Surviving Corporation’s common stock, and the common stock of Brooke Kansas was cancelled. Shares of the Surviving Corporation’s common stock received by the Company along with shares of the Surviving Corporation purchased by the Company in the open market, the Company owns approximately 62% of the Surviving Corporation’s issued and outstanding stock. In addition, approximately 1.2 million shares of the Surviving Corporation were reserved for issuance in connection with the warrants issued by Brooke Kansas that were assumed by the Surviving Corporation in the Merger. In addition, approximately 500,000 shares of the Surviving Corporation are reserved for issuance in connection stock or options that may be granted from time to time under the Surviving Corporation’s 2007 Equity Incentive Plan. An additional aggregate of 4.0 million shares of the Surviving Corporation’s common stock will be issued to the Company and the other former Brooke Kansas stockholders, or reserved for issuance pursuant to assumed warrants, in the event the Surviving Corporation achieves adjusted earnings of $15.0 million in 2007. An additional aggregate of 1.0 million shares of the Surviving Corporation’s common stock will be issued to the Company and the other former Brooke Kansas stockholders, or reserved for issuance pursuant to assumed warrants, in the event the Surviving Corporation achieves adjusted earnings of $19.0 million in 2008.

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

Forward-Looking Information

We caution you that this report on Form 10-Q for the six-month period ended June 30, 2007 includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Among other things, these statements relate to our financial condition, results of operations and business. These forward-looking statements are generally identified by the words or phrases “will,” “will allow,” “will continue,” “would,” “would be,” “expect,” “expect to,” “intend,” “intend to,” “anticipate,” “is anticipated,” “foresee,” “estimate,” “plan,” “may,” “believe,” “implement,” “build,” “project” or similar expressions and references to strategies or plans. While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons. These risks and uncertainties are discussed in more detail in our annual report on Form 10-K/A for the fiscal year ended December 31, 2006, in our other filings with the Securities and Exchange Commission and in this section of this report and include, but are not limited to:

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

General

Brooke Corporation We are a holding company with relatively significant investments in Brooke Franchise Corporation and Brooke Credit Corporation and with less significant investments in Brooke Capital Corporation, Brooke Brokerage Corporation and Delta Plus Holdings, Inc. We prefer to hold investments in small public companies for the purposes of promoting entrepreneurial behavior by managers, diversifying risk and increasing liquidity.

Brooke Franchise Corporation Most of our revenues are from commissions paid to Brooke Franchise, our wholly owned franchise subsidiary, by insurance companies for the sale of insurance policies on a retail basis through exclusive franchisees. Commission revenues typically represent a percentage of insurance premiums paid by policyholders. Premium amounts and commission percentage rates are established by insurance companies, so Brooke Franchise has little or no control over the commission amount generated from the sale of a specific insurance policy. Brooke Franchise primarily relies on the recruitment of additional franchisees to increase retail insurance commission revenues. Brooke Franchise’s franchisees typically sell property and casualty insurance, such as automobile, homeowners and business owners insurance products. Brooke Franchise also consults with business sellers and lenders.

Brooke Credit Corporation Effective July 18, 2007, pursuant to the Amended and Restated Agreement and Plan of Merger dated as of April 30, 2007 by and among Oakmont Acquisition Corp, Brooke Credit and us, Brooke Credit was merged with and into Oakmont Acquisition Corp. In connection with the merger, Oakmont Acquisition Corp changed its name to Brooke Credit Corporation. We currently own 62% of Brooke Credit as a result of the merger.

Brooke Credit is a finance company that lends to businesses that sell insurance and related services. Brooke Credit generates most of its revenues from interest income resulting from loans held on Brooke Credit’s balance sheet in the form of inventory loans held for sale and from gains on sale of loans when they are removed from Brooke Credit’s balance sheet. Lending interest rates are typically set by Brooke Credit, although competitive forces are important limiting factors when establishing rates. Most of Brooke Credit’s loans have been made to Brooke Franchise’s franchisees, although an increasing share of loans have been made to insurance related businesses that are not franchisees. Brooke Credit funds its loan portfolio primarily through the sale of loan participation interests to other lenders, the sale of loans to qualified special purpose entities in which the entities secure off balance sheet financing through the issuance of asset-backed securities or bank debt and on-balance sheet funding from cash and short-term lines of credit.

Brooke Capital Corporation (formerly First American Capital Corporation) We currently own approximately 58% of the common stock of Brooke Capital. Brooke Capital generates revenues from the sale of life insurance and annuity products by independent insurance agents through First Life America

Corporation, a Kansas domiciled life insurance company. Brooke Capital also generates revenues from brokering loans for, and consulting with, insurance related businesses through its Brooke Capital Advisors subsidiary. Subject to regulatory approvals, in February 2007, Brooke Capital agreed to acquire Brooke Savings Bank from Brooke Brokerage.

Brooke Brokerage Brooke Brokerage is a wholly owned subsidiary that generates revenues through its CJD & Associates, L.L.C subsidiary from commissions paid by insurance companies for the sale of hard-to-place and niche insurance policies on a wholesale basis through Brooke Franchise’s agents and other independent insurance agents. As the result of acquiring 100% of Brooke Savings Bank in January 2007, Brooke Brokerage also generates banking related revenues from the sale of banking services through Brooke Franchise’s agents and other independent insurance agents.

Delta Plus Holdings, Inc. In March 2007 we purchased 100% of Delta Plus Holdings, Inc., parent company of Traders Insurance Company, a Missouri domiciled property and casualty insurance company. Traders Insurance Company sells auto insurance through Brooke Franchise’s agents and other independent insurance agents.

Results of Operations

Our consolidated results of operations have been significantly impacted by expansion of franchise locations in recent years. The following table shows income and expenses (in thousands, except percentages and per share data) for the three and six months ended June 30, 2007 and 2006, and the percentage change from period to period.

	Three months ended June 30, 2007	Three months ended June 30, 2006	2007 % increase (decrease) over 2006	Six months ended June 30, 2007	Six months ended June 30, 2006	2007 % increase (decrease) over 2006
Operating Revenues
Insurance commissions	$28,326	$25,386	12%	$61,062	$52,839	16%
Interest income (net)	6,543	4,492	46	14,911	7,831	90
Consulting fees	4,415	1,725	156	4,730	3,906	21
Gain on sale of businesses	1,161	2,414	(52)	1,842	2,881	(36)
Initial franchise fees for basic services	7,095	8,495	(16)	19,965	14,055	42
Initial franchise fees for buyers assistance plans	70	1,175	(94)	455	2,532	(82)
Gain on sale of notes receivable	4,463	1,371	225	11,586	1,892	512
Insurance premiums earned	4,041	74	5,361	5,189	159	3,164
Policy fee income	154	166	(7)	256	304	(16)
Other income	327	267	22	623	352	77

Total operating revenues	56,595	45,565	24	120,619	86,751	39
Operating Expenses
Commission expense	22,505	20,455	10	45,877	39,639	16
Payroll expenses	8,947	7,473	20	16,837	14,791	14
Depreciation and amortization expense	1,021	608	68	2,010	1,122	79
Insurance loss and loss expense incurred	2,497	—	—	3,475	—	—
Other operating expenses	13,261	10,255	29	28,770	17,369	66
Other operating interest expense	368	705	(48)	2,033	1,013	101

Total Operating Expenses	48,599	39,496	23	99,002	73,934	34
Income from operations	7,996	6,069	32	21,617	12,817	69
Interest expense	2,730	1,461	87	5,390	2,595	108
Minority interest in subsidiary	760	—	—	724	—	—

Income before income taxes	4,506	4,608	(2)	15,503	10,222	52
Income tax expenses	1,800	1,697	6	5,988	3,779	58

Net income	$2,706	$2,911	(7)%	$9,515	$6,443	48%
Basic net income per share	$0.15	$0.23	(35)%	$0.63	$0.51	24%
Diluted net income per share	$0.15	$0.22	(32)%	$0.63	$0.50	26%

Operating revenue is expected to continue to increase as a result of opening new franchise locations in 2007. The increases in total operating revenues, and most of the individual revenue categories that make up total operating revenues, are primarily attributable to the continued expansion of franchise operations in recent years. Revenues from gain on sale of notes receivables increased primarily from establishment of an off-balance sheet facility by Brooke Credit (see Lending Services Segment, below) The increases in interest income (net) primarily resulted from growth of Brooke Credit’s on and off-balance sheet loan balances. Interest income also increased as a result of acquiring Brooke Savings Bank and Brooke Capital Corporation.

Increases in revenues from insurance premiums earned and increases in expenses from insurance loss and loss expense incurred were the result of acquiring Delta Plus Holdings, Inc. and Brooke Capital Corporation.

Expenses are also expected to continue to increase as a result of opening new franchise locations in 2007. The increases of commission expense are primarily attributable to increases in insurance commissions received from insurance companies, because a share of insurance commissions is typically paid to franchisees.

Payroll expenses, which include wages, salaries, payroll taxes and compensated absences expenses increased primarily as the result of acquiring Delta Plus Holdings, Inc., Brooke Savings Bank and Brooke Capital Corporation. Payroll expenses, as a percentage of total operating revenues, were approximately 16% and 16%, respectively, for the three months ended June 30, 2007 and 2006 and approximately 14% and 17%, respectively, for the six months ended June 30, 2007 and 2006.

Other operating expenses increased at a faster rate than total operating revenues during 2007 when compared to the same period in 2006 primarily as the result of increases in write off expenses, advertising expenses, company owned stored expenses (See Franchise Services Segment, below) and credit loss expense (See Lending Services Segment, below). Other operating expenses also increased as the result of acquiring Delta Plus Holdings, Inc., Brooke Savings Bank and Brooke Capital Corporation. Other operating expenses, as a percentage of total operating revenue, were approximately 23% and 23%, respectively, for the three months ended June 30, 2007 and 2006 and approximately 24% and 20%, respectively, for the six months ended June 30, 2007 and 2006.

For the three months ending June 30, 2007, other operating interest expense decreased primarily as a result of fewer loans being held on its balance sheet as compared to the comparable period in 2006. The reduction in loans held on balance sheet during the second quarter of 2007 is primarily the result of increased utilization of the off-balance sheet facility established in March of 2007. For the six months ending June 30, 2007, other operating interest expense increased primarily as a result of increased loans being held on its balance sheet prior to closing of the off-balance sheet facility in March 2007, resulting in increased utilization of on-balance sheet line of credits.

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

For the six months ended June 30, 2007, net income and net income per share increased from the corresponding period in 2006 primarily as the result of increased revenues from gain on loan sales. For the three months ended June 30, 2007, net income and net income per share decreased from the corresponding period in 2006 primarily as the result of decreased revenues from initial franchise fees. Net income per share decreased more than net income during the 2nd quarter of 2007 as the result of offerings of convertible preferred stock in September, 2006 and common stock in June, 2007.

The following table shows selected assets and liabilities (in thousands, except percentages) as of June 30, 2007 and December 31, 2006, and the percentage change between those dates.

	As of June 30, 2007	As of December 31, 2006	2007 % Increase (decrease) over 2006
Investments	$56,101	$18,027	211
Customer receivable	20,784	20,666	1
Notes receivable	103,099	164,153	(37)
Interest earned not collected on notes	4,685	3,401	38
Other receivables	5,438	1,601	240
Securities	95,508	50,322	90
Deferred charges	11,500	11,094	4
Accounts payable	22,808	12,944	76
Deposits	27,344	—	—
Payable under participation agreements	40,323	26,849	50
Policy and contract liabilities	23,692	20,184	17
Premiums payable	8,257	6,925	19
Debt	122,236	177,793	(31)
Minority interest in subsidiary	4,726	5,464	(14)

Our acquisition of a controlling interest in Brooke Capital Corporation (formerly First American Capital Corporation) in December 2006 and January 2007 has resulted in a new asset category for investments and a new liability category for policy and contract liabilities to account for the life insurance and annuity operations of Brooke Capital’s life insurance company subsidiary. A balance sheet account has also been established to reflect the interests of Brooke Capital’s minority shareholders. The acquisition of Brooke Savings Bank in January 2007 has resulted in a new liability category for deposits, the bank’s primary source of funding.

Investments increased as the result of investments held by Brooke Savings Bank and Traders Insurance Company (Delta Plus Holdings, Inc. subsidiary) which were acquired during the first quarter of 2007.

Customer receivables primarily include amounts owed to Brooke Franchise by its franchisees and increased primarily from continued expansion of its franchise operations, especially the producer development program typically associated with start up franchises. A loss allowance exists for Brooke Franchise’s credit loss exposure to these receivable balances from franchisees (See Franchise Services Segment, below).

Notes receivable include loans made by Brooke Credit to franchisees and others. Notes receivable balances vary, sometimes significantly from period to period, as a result of our decision to temporarily retain more or fewer loans in Brooke Credit’s “held for sale” loan inventory based on the funds available to BrookeCredit. Notes receivable balances decreased as a result of loans previously held in loan inventory being sold to Brooke Warehouse Funding, LLC, in connection with the off-balance sheet financing secured through Fifth Third Bank during March of 2007. No loss allowance has been made for the notes receivable held in Brooke Credit’s loan inventory because Brooke Credit typically holds these assets for less than eight months and, therefore, hasa short-term exposure to loss, and Brooke Credit experienced limited credit losses (See Lending Services Segment, below). However in the future, Brooke Credit may decide to hold more loans for longer periods of time which could require us to establish a loss allowance.

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

Deferred charges include primarily the fees associated with the issuance of long-term debt by our finance company subsidiary and the costs of acquiring life insurance by our indirect life insurance company subsidiary. These fees increased primarily as the result of additional policies written through Brooke Capital Corporation (formerly First American).

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

The premiums payable liability category is comprised primarily of amounts due to insurance companies for premiums that are billed and collected by our franchisees. Premiums payable increased primarily from the continued expansion of Brooke Franchise’s franchise operations, including the acquisition of Delta Plus Holdings, Inc, which resulted in an increase of premiums billed and collected by Brooke Franchise’sfranchisees. Premiums payable also increased from temporary fluctuations in agent billed activity.

Debt decreased primarily as the result of elimination of the on-balance sheet financing previously provided by Fifth Third Bank, which was modified and resulted in off-balance sheet financing. The remaining line of credit balances were $19,793,000 and $86,644,000 at June 30, 2007 and December 31, 2006, respectively.

Income Taxes

For the six months ended June 30, 2007 and 2006, we incurred income tax expenses of $5,988,000 and $3,779,000, respectively, resulting in effective tax rates of 37% and 37%. As of June 30, 2007 and December 31, 2006, we had current income tax liabilities of $2,266,000 and $4,293,000, respectively, and deferred income tax liabilities of $12,687,000 and $7,594,000, respectively. The deferred tax liability is primarily due to the deferred recognition of revenues, for tax purposes, on loans sold until interest payments are actually received.

Analysis by Segment

Our four reportable segments are Franchise Services, Lending Services, Brokerage Services and Financial Services. The Franchise Services segment includes the sale of property and casualty insurance to customers on a retail basis through franchisees. The Lending Services Segment includes our lending activities. The Brokerage Segment includes the sale of hard-to-place and niche property and casualty insurance on a wholesale basis through independent insurance agents. The Financial Services Segment includes the sale of banking services, life insurance policies and the brokering of loans to insurance related businesses. The Financial Services Segment was added during the first quarter as a result of the acquisitions of Brooke Savings Bank and a controlling interest in Brooke Capital. Discussions of life insurance activities were previously included in Corporate and are now part of the Financial Services Segment discussions. Discussions of loan brokerage activities were previously included in the Brokerage Segment and are now part of the Financial Services Segment discussions. Discussions of real estate leasing and ownership activities by Brooke Investments, Inc. were previously included in the Corporate category and are now part of the “Franchise Services segment discussions.

Revenues, expenses, assets and liabilities for reportable segments were extracted from financial statements prepared for Brooke Franchise, Brooke Credit, Brooke Brokerage, Brooke Capital and Delta Plus Holdings, Inc. As such, consolidating entries are excluded and segment discussions will not always correspond to our consolidated financial statements.

Each segment is assessed a shared services expense which is an internal allocation of legal, accounting, human resources and information technology expenses based on our estimate of usage. Because consolidated entries are excluded, the other operating expense category for reportable segments include internal allocations for shared services expense during the six month periods ended June 30, 2007 and 2006, of $1,500,000 and $2,400,000, respectively, for the Franchise Services segment, $1,125,000 and $900,000, respectively, for the Lending Services Segment, $30,000 and $900,000, respectively, for the Brokerage Segment and $450,000 and $0, respectively, for the Financial Services segment

Revenues, expenses, assets and liabilities that are not allocated to one of the four reportable segments are categorized as “Corporate.” Activities associated with Corporate include functions such as accounting, auditing, legal, human resources and investor relations. Activities associated with Corporate also include the operation of captive insurance companies that self-insure portions of professional insurance agents’ liability exposure of Brooke Franchise, its affiliated companies and its franchisees and provide financial guaranty policies to Brooke Credit and its participating lenders.

Franchise Services Segment

Financial information relating to Brooke Franchise and our Franchise Services Segment is as follows (in thousands, except percentages):

	Three months ended June 30, 2007	Three months ended June 30, 2006	2007 % increase (decrease) over 2006	Six months Ended June 30, 2007	Six months ended June 30, 2006	2007 % increase (decrease) over 2006
REVENUES
Insurance commissions	$27,615	$24,739	12%	$59,623	$51,376	16%
Consulting fees	1,113	830	34	1,427	1,601	(11)
Gain on sale of businesses	1,161	2,414	(52)	1,842	2,881	(36)
Initial franchise fees for basic services	7,095	8,495	(16)	19,965	14,055	42
Initial franchise fees for buyers assistance plans	70	1,175	(94)	455	2,532	(82)
Interest income	96	67	43	173	122	42
Other income	695	607	14	1,335	1,046	28

Total Revenues	37,845	38,327	(1)	84,820	73,613	15
EXPENSES
Commission expense	22,126	20,142	10	44,967	39,056	15
Payroll expense	5,424	5,750	(6)	10,985	11,434	(4)
Depreciation and Amortization	31	17	82	46	34	35
Other operating expenses	10,286	9,942	3	23,777	16,602	43

Total Operating Expenses	37,867	35,851	6,	79,775	67,126	19
Income from operations	(22)	2,476	(101)	5,045	6,487	(22)
Interest expense	705	395	78	1,258	820	53

Income before income taxes	$(727)	$2,081	(135)%	$3,787	$5,667	(33)%
Total assets (at period end)	$81,945	$63,251	30%	$81,945	$63,251	30%

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

Commission expense increased because insurance commission revenues increased and franchisees are typically paid a share of insurance commission revenue. Commission expense represented approximately 80% and 81%, respectively, of Brooke Franchise’s insurance commission revenue for the three month periods ended June 30, 2007 and 2006 and approximately 75% and 76%, respectively, for the six months ended June 30, 2007 and 2006.

Brooke Franchise sometimes retains an additional share of franchisees’ commissions as payment for franchisee optional use of Brooke Franchise’s service centers. However, all such payments are applied to service center expenses and not applied to commission expense. As of June 30, 2007 and December 31, 2006, Brooke Franchise service centers totaled 10 and 20, respectively. Expenses incurred in the operation of service centers totaled $1,760,000 and $4,855,000, respectively, for the three months ended June 30, 2007 and 2006 and $3,451,000 , 8,030,000, respectively, for the six months ended June 30, 2007 and 2006 .

Profit sharing commissions, or Brooke Franchise’s share of insurance company profits paid by insurance companies on policies written by franchisees, and other such performance compensation, were $443,000 for the three months ended June 30, 2007, as compared to $525,000 for the three months ended June 30, 2006. Profit sharing commissions were $4,655,000 for the six months ended June 30, 2007, as compared to $4,702,000 for the six months ended June 30, 2006. Profit sharing commissions represented approximately 2% and 2%, respectively, of Brooke Franchise’s insurance commissions for the three months ended June 30, 2007 and 2006 and approximately 8% and 9%, respectively, for the six months ended June 30, 2007 and 2006. Brooke Franchise typically receives the majority of its profit sharing commissions in the first quarter. Franchisees do not receive any share of Brooke Franchises’ profit sharing commissions.

Net commission refund liability is an estimate of the amount of Brooke Franchise’s share of retail commission refunds due to insurance companies resulting from future policy cancellations. As of June 30, 2007 and December 31, 2006, Brooke Franchise recorded corresponding total commission refund liabilities of $1,289,000 and $535,000, respectively. The increase is primarily the result of the acquisition of Christopher Joseph & Company (a Delta Plus Holdings, Inc. subsidiary).

Other operating expenses Other operating expenses increased at a faster rate than total operating revenues primarily as the result of increases in expenses for write off of franchise balances, advertising and marketing assistance provided to franchisees and operating expenses for company-owned stores. Other operating expenses represented approximately 27% and 26%, respectively, of Brooke Franchise’s total revenues for the three-month periods ended June 30, 2007 and 2006 and approximately 28% and 23%, respectively, for the six months ended June 30, 2007 and 2006 .

Expenses for write off of franchise balances increased $319,000, or 39%, to $1,137,000 for the three months ended June 30, 2007 from $818,000 for the three months ended June 30, 2006. Expenses for write off of franchise balances increased $3,365,000, or 411%, to $4,183,000 for the six months ended June 30, 2007 from $818,000 for the six months ended June 30, 2006. Total write off expense increased primarily as the result of an increase in the amount of write off expense related to franchise statement balances. Franchise statement balance write offs have increased as the result of increased management scrutiny and the adverse affect on some franchisees of increased loan interest rates coupled with a reduction of commission revenues resulting from reduction of premium rates by insurance companies.

Advertising expenses decreased $1,070,000, or 37%, to $1,858,000 for the three months ended June 30, 2007 from $2,928,000 for the three months ended June 30, 2006. Advertising expenses decreased $85,000, or 2%, to $4,283,000 in the six months ended June 30, 2007 from $4,368,000 in the six months ended June 30, 2006. Marketing allowances made to franchisees decreased $141,000, or 8%, to $1,529,000 for the three months ended June 30, 2007 from $1,670,000 for the three months ended June 30, 2006. Marketing allowances made to franchisees increased $424,000, or $16%, to $3,089,000 in the six months ended June 30, 2007 from $2,665,000 in the six months ended June 30, 2006.

Operating expenses for company-owned stores increased $783,000, or 43%, to $2,602,000 for the three months ended June 30, 2007 from $1,819,000 for the three months ended June 30, 2006. Operating expenses for company-owned stores increased $1,594,000, or 51%, to $4,744,000 in the six months ended June 30, 2007 from $3,150,000 in the six months ended June 30, 2006. Although operating expenses from company-owned stores represented a significant part of the overall increase in other operating expenses, these expenses were largely offset by commission revenues generated by company-owned stores totaling $2,141,000 and $1,763,000, respectively, for the three month periods ended June 30, 2007 and 2006 and totaling $3,638,000 and $3,070,000, respectively, for the six months ended June 30, 2007 and 2006.

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

A total of 40 and 63, respectively, new franchise locations were added during the three month periods ended June 30, 2007 and 2006. The number of new franchise locations decreased during the second quarter of 2007 primarily as the result of granting fewer start up franchises. A total of 130 and 112, respectively, new franchise locations were added during the six month periods ended June 30, 2007 and 2006. The number of new franchise locations increased in 2007 as compared to 2006 primarily because the demand for access to our trade name, suppliers and business model increased in 2007. Initial franchise fees revenues increased for the six month period ended June 30, 2007 as the result of granting more conversion franchises and the initial franchise fees revenues decreased for the three month period ended June 30, 2007 as the result of granting fewer start up franchises. Brooke Franchise believes that the decrease in start up franchise activity is temporary.

The following table summarizes information relating to initial franchise fees for basic services.

Summary of Initial Franchise Fees For Basic Services

and the Number of New Locations

(in thousands, except number of locations)

	Start-up Related Initial Franchise Fees for Basic Services (Locations)		Conversion Related Initial Franchise Fees for Basic Services (Locations)		Company Developed Initial Franchise Fees for Basic Services (Locations)		Total Initial Franchise Fees For Basic Services (Locations)
Three months ended June 30, 2007	3,630	(22)	2,640	(13)	825	(5)	7,095	(40)
Six-months ended June 30, 2007	10,395	(63)	7,260	(55)	2,310	(12)	19,965	(130)
Three months ended June 30, 2006	6,200	(47)	2,160	(16)	135	(0)	8,495	(63)
Six-months ended June 30, 2006	10,440	(80)	3,480	(31)	135	(1)	14,055	(112)

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

The decrease in initial franchise fees for buyers assistance plans is primarily attributable to an increase in the amount charged for initial franchise fees for basic services and the establishment of a cap, or maximum amount, on initial franchise fees for buyers assistance plans that are charged for each acquisition.

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

Buyers assistance plans provide initial conversion assistance for recently acquired businesses and buyers assistance plan services are, therefore, not provided to buyers of businesses that are already franchises. In addition, buyers assistance plans are not typically provided to franchisees selling to other franchisees and are not provided to franchisees purchasing businesses that had previously been purchased by Brooke Franchise in the past twenty-four months. Businesses that were converted into Brooke franchises and received assistance through initial buyers assistance plans total of 1 and 8, respectively, of the new franchise locations in the three months ended June 30, 2007 and 2006, and 3 and 13, respectively of the new franchise locations in the six months ended June 30, 2007 and 2006.

Seller Related Revenues Seller related revenues typically are generated when a business is acquired by Brooke Franchise for sale to a franchisee. Seller related revenues include consulting fees paid directly by sellers, gains on sale of businesses from deferred payments, gains on sale of businesses relating to company-owned stores, and gains on sale of businesses relating to inventory. A primary aspect of Brooke Franchise’s business is the buying and selling of businesses. Therefore, all seller related revenues are considered part of normal business operations and are classified on our income statement as operating revenue. Seller related revenues decreased $970,000, or 30%, to $2,274,000, for the three months ended June 30, 2007 from $3,244,000 for the three months ended June 30, 2006. Seller related revenues decreased $1,213,000, or 27%, to $3,269,000, for the six months ended June 30, 2007 from $4,482,000 for the six months ended June 30, 2006. The trend of decreasing seller related revenues is mostly attributable to an increase in the amount charged for initial franchise fees for basic services and the establishment of a cap, or maximum amount, on initial franchise fees for buyers assistance plans that are charged for each acquisition.

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

Gains on Sale of Businesses from Deferred Payments. Our business includes the buying and selling of insurance agencies and occasionally holding them in inventory. When purchasing an agency, we typically defer a portion of the purchase price, at a low or zero interest rate, to encourage the seller to assist in the transition of the agency to one of our franchisees. We carry our liability to the seller at a discount to the nominal amount we owe, to reflect the below-market interest rate. When we sell an acquired business to a franchisee (typically on the same day it is acquired), we generally sell it for the full nominal price (i.e. before the discount) paid to the seller. When the sale price of the business exceeds the carrying value, the amount in excess of the carrying value is recognized as a gain. Gains on sale resulting primarily from discounted interest rates decreased $288,000, or 39%, to $443,000 for the three months ended June 30, 2007 from $731,000 for the three months ended June 30, 2006. Gains on discounted interest rates decreased $55,000, or approximately 5%, to $1,124,000 for the six months ended June 30, 2007 from $1,179,000 for the six months ended June 30, 2006.

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

The calculation of the reduced carrying value, and the resulting gain on sale of businesses, is made by calculating the net present value of scheduled future payments to sellers at a current market interest rate. The following table provides information regarding the corresponding calculations:

Calculation of Seller Discounts Based On Reduced Carrying Values

(in thousands, except percentages and number of days)

	Beginning Principal Balance	Weighted Average Rate	Weighted Average Maturity	Interest Rate Used for Net Present Value	Full Nominal Purchase Price	Reduced Carrying Value	Gain on Sale from Deferred Payments
Three months ended June 30, 2007	$3,683	9.75%	602 days	9.75%	$13,598	$13,155	$443
Six months ended June 30, 2007	9,561	9.75%	514 days	9.75%	23,982	22,858	1,124
Three months ended June 30, 2006	4,890	9.49%	731 days	9.25-9.50%	16,203	15,472	731
Six months ended June 31, 2006	6,932	9.35%	947 days	9.00-9.50%	21,129	19,950	1,179

Gains on Sale of Businesses – Company-owned Stores. If we expect to own and operate businesses for more than one year, we consider these businesses to be company-owned stores and treat such transactions under purchase accounting principles, including booking intangible assets and recognizing the related amortization expense. By contrast, businesses purchased for resale to our franchisees (usually within one year) are carried at cost as business inventory, without the booking of intangible assets. There were no gains on sale resulting from the sale of company-owned stores for the three or six month periods ended June 30, 2007 and 2006.

Gains on Sale of Businesses – Inventoried Stores. As noted above, acquired businesses are typically sold on the same day as acquired for the same nominal price paid to the seller. However, this is not always the case and businesses are occasionally held in inventory. As such, gains and losses are recorded when an inventoried business is ultimately sold and carrying values of inventoried businesses are adjusted to estimated market value when market value is less than cost. Gains on sale resulting from the sale of inventoried stores were $718,000 and $1,683,000, respectively, for the three months ended June 30, 2007 and 2006. Gains on sale resulting from the sale of inventoried stores were $718,000 and $1,699,000, respectively, for the six months ended June 30, 2007 and 2006.

Income Before Income Taxes Brooke Franchise’s income before income taxes decreased $2,808,000, or 135%, to $(727,000) for the three months ended June 30, 2007 from $2,081,000 for the three months ended June 30, 2006. The decrease in Brooke Franchise’s income for the second quarter is primarily the result of decreased revenues from initial franchise fees from granting fewer start up franchises. Income before taxes decreased $1,880,000, or 33%, to $3,787,000 for the six months ended June 30, 2007 from $5,667,000 for the six months ended June 30, 2006. The decrease in Brooke Franchise’s income for the first six months of 2007 was primarily the result of an increase in other operating expenses, especially expenses for write off of franchise balances.

Company-Owned Stores This discussion of company-owned stores is separated into five store types: 1) inventoried stores, 2) managed stores, 3) pending stores, 4) company-developed stores, and 5) franchisee-developed stores. Inventoried stores include businesses purchased by Brooke Franchise for resale to franchisees. Managed stores include businesses as to which Brooke Franchise has entered into agreements with franchisees to manage stores as a result of lender collateral preservation, the disability of the franchisee, the death of the franchisee or other circumstances. Pending stores include businesses that franchisees have contracted to sell, but the transactions have not yet closed, and Brooke Franchise is managing the store to reduce the likelihood of asset deterioration prior to closing. Managed and pending stores are not recorded as an asset on Brooke Franchise’s balance sheet. However, because Brooke Franchise is entitled by agreement to the income and responsible for the expenses of the business until the agreement terminates or ownership is transferred, such income and expenses of managed and pending stores are recorded to Brooke Franchise’s income statement and we, therefore, include the business in our discussions of company-owned stores. Company-developed stores include business locations developed by Brooke Franchise that have not been previously owned by a franchisee. Because the store has been developed by Brooke Franchise instead of purchased from third parties, all income and expenses associated with development and operation are recorded by Brooke Franchise as income and expenses, but an asset is not recorded on Brooke Franchise’s balance sheet. Franchisee-developed stores include franchise businesses for which franchisees have paid part or all of the expenses associated with franchise development, but for which the development process has been interrupted by the franchisee or by Brooke Franchise for lifestyle, financial or other reasons.

Inventoried Stores The number of total businesses purchased into inventory during the three months ended June 30, 2007 and 2006 was 4 and 14, respectively and during the six months ended June 30, 2007 and 2006 was 11 and 26, respectively. At June 30, 2007 and December 31, 2006, respectively, Brooke Franchise held 5 and 3 businesses in inventory with respective total balances, at the lower of cost or market, of $3,766,000 and $2,333,000. Write down expense on inventoried stores, resulting from a decrease in the market values of inventoried businesses, for the three-month periods ended June 30, 2007 and 2006 totaled $0 and $550,000, respectively, and $300,000 and $550,000, respectively, for the six months ended June 30, 2007 and 2006. Revenues from the operation of inventoried stores for the three months ended June 30, 2007 and 2006 totaled $393,000 and $293,000, respectively, and for the six months ended June 30, 2007 and 2006 totaled $571,000 and $691,000, respectively,. Expenses incurred in the operation of inventoried stores for the three months ended June 30, 2007 and 2006 totaled $171,000 and $179,000, respectively, and $340,000 and $399,000, respectively, for the six months ended June 30, 2007 and 2006.

The number of businesses twice-purchased into inventory within twenty-four months is an important indicator of Brooke Franchise’s success in recruiting qualified buyers. There were 0 and 0, respectively, businesses twice-purchased during the three months ended June 30, 2007 and 2006, and 1 and 0, respectively, businesses twice-purchased during the six moths ended June 30, 2007 and 2006. Some franchisees have experienced an adverse affect on profitability and cash flow from increased loan interest rates on agency acquisition loans and lower commissions resulting from the effect of decreased premium rates. Otherwise, Brooke Franchise is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of businesses from its inventory.

Managed Stores At June 30, 2007 and December 31, 2006, the total number of businesses managed under contract, but not owned, by Brooke Franchise was 14 and 13, respectively. Revenues from the operation of managed stores for the three months ended June 30, 2007 and 2006 totaled $1,581,000 and $1,341,000, respectively, and for the six months ended June 30, 2007 and 2006 totaled $2,781,000 and $2,126,000, respectively. Operating expenses incurred by managed stores for the three months ended June 30, 2007 and 2006 totaled $1,033,000 and $1,158,000, respectively, and for the six months ended June 30, 2007 and 2006 totaled $2,073,000 and $1,743,000, respectively. Additionally, owner’s compensation expenses incurred by managed stores for the three months ended June 30, 2007 and 2006 totaled $811,000 and $221,000, respectively, and for the six months ended June 30, 2007 and 2006 totaled $1,443,000 and $574,000, respectively.

Pending Stores At June 30, 2007 and December 31, 2006, the total number of businesses under contract for sale and managed by Brooke Franchise pending closing of a sale was 22 and 11, respectively. Revenues from the operation of pending stores for the three months ended June 30, 2007 and 2006 totaled $37,000 and $119,000, respectively and for the six months ended June 30, 2007 and 2006 totaled $140,000 and $239,000, respectively. Operating expenses incurred by pending stores for the three months ended June 30, 2007 and 2006 totaled $117,000 and $148,000, respectively and for the six months ended June 30, 2007 and 2006 totaled $183,000 and $234,000, respectively. Additionally, owner’s compensation expenses incurred by pending stores for the three months ended June 30, 2007 and 2006 totaled $110,000 and $76,000, respectively and for the six months ended June 30, 2007 and 2006 totaled $225,000 and $147,000, respectively.

Company-Developed Stores At June 30, 2007 and December 31, 2006, the total number of businesses owned and under development by Brooke Franchise was 11 and 14, respectively. Revenues from Company-developed stores for the three months ended June 30, 2007 and 2006 totaled $3,000 and $10,000, respectively, and for the six months ended June 30, 2007 and 2006 totaled $19,000 and $14,000, respectively. Operating expenses incurred by Company-developed stores for the three months ended June 30, 2007 and 2006 totaled $76,000 and $37,000, respectively, and for the six months ended June 30, 2007 and 2006 totaled $225,000 and $53,000, respectively.

Franchisee-Developed Stores At June 30, 2007 and December 31, 2006, the total number of businesses for which the development process was interrupted was 30 and 7, respectively. Revenues from franchisee-developed stores for the three months ended June 30, 2007 and 2006 totaled $127,000 and $0, respectively, and for the six months ended June 30, 2007 and 2006 totaled $127,000 and $0, respectively. Operating expenses incurred by franchisee developed stores for the three months ended June 30, 2007 and 2006 totaled $149,000 and $0, respectively, and for the six months ended June 30, 2007 and 2006 totaled $149,000 and $0, respectively. Additionally, owner’s compensation expenses incurred by franchisee-developed stores for the three months ended June 30, 2007 and 2006 totaled $135,000 and $0, respectively, and for the six months ended June 30, 2007 and 2006 totaled $135,000 and $0, respectively.

Same Store Sales Revenue generation, primarily commissions from insurance sales, is an important factor in franchise financial performance and revenue generation is carefully analyzed by Brooke Franchise. Twenty-four months after initial conversion of an acquired business, Brooke Franchise considers a franchise “seasoned” and the comparison of current to prior year revenues a more reliable indicator of franchise performance. Combined same store sales of seasoned converted franchises and start up franchises for twelve months ended June 30, 2007 and 2006 increased .14% and decreased 2.60%, respectively. The median annual revenue growth rates of seasoned converted franchises and qualifying start up franchises for the twelve months ended June 30, 2007 and 2006 were 3.42% and (1.11%). All same store calculations exclude profit sharing commissions. Same store calculations are based entirely on commissions and fee revenue allocated by Brooke Franchise to franchisees’ monthly statements. Brooke Franchise is unable to determine the impact, if any, on same store calculations resulting from commissions and fee revenue that franchisees receive but do not process through Brooke Franchise as required by their franchise agreement.

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

The following table summarizes total statement balances, uncollected account balances and watch statement balances (in thousands) as of June 2007 and December 2006.

	As of June 30, 2007	As of December 31, 2006
Total Statement Balances	$6,552	$6,214
Uncollected Accounts* (Included in Above Total Statement Balances)	$3,378	$3,778
Watch Statement Balances (Included in Above Total Statement Balances)	$5,866	$5,476
Watch Statement Uncollected Accounts**	$1,152	$1,804

*	These amounts are limited to uncollected balances for franchisees with unpaid statement balances as of June 2007 and December 2006.
**	These amounts are limited to uncollected balances for franchisees with watch statement balances as of June 2007 and December 2006.

Non-statement Balances Separate from short-term statement balances, Brooke Franchise also extends credit to franchisees for long-term producer development, including hiring and training new franchise employees, and for other reasons not related to monthly fluctuations of revenues. These longer term non-statement balances are not reflected in the short-term statement balances referenced above and totaled $9,852,000 and $9,115,000, respectively, as of June 2007 and December 2006.

Allowance for Doubtful Accounts The balance of Brooke Franchise’s Allowance for Doubtful Accounts was $1,666,000 and $1,466,000, respectively, on June 30, 2007 and December 31, 2006. The amount of the Allowance for Doubtful Accounts was determined based on analysis of Brooke Franchise’s total franchise balances, watch balances, write off experience and Brooke Franchise’s evaluation of the potential for future losses.

The following table summarizes the Allowance for Doubtful Accounts activity for June 30, 2007 and December 31, 2006 (in thousands). Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

	Balance at beginning of year	Charges to expenses	Write off statement balances	Write off non-statement balances	Balance at end of year
Allowance for Doubtful Accounts
Year ended December 31, 2006	$716	$4,313	$3,026	$537	$1,466
Six months ended June 30, 2007	$1,466	$4,383	$3,368	$815	$1,666

Lending Services Segment

The following discussions regarding loan balances, number of loans, number of obligors, interest rates and seasoning periods exclude related party loans made to Brooke Corporation and sister companies. As of June 30, 2007, loan balances in which Brooke Credit has retained interest and/or servicing rights, totaled approximately $593,572,000 compared to $483,278,000 as of December 31, 2006, a 23% increase. Of the loan balances as of June 30, 2007, $85,445,000 were on-balance sheet and $508,127,000 were off-balance sheet, compared to $164,153,000 on-balance sheet and $319,125,000 off-balance sheet as of December 31, 2006.

On-balance sheet loans consist of (1) those loans held in inventory on the balance sheet, (2) those loans sold to participating lenders that do not qualify as true sales pursuant to the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and (3) those loans sold to Brooke Credit’s warehouse entities that do not qualify as true sale pursuant to their criteria established by SFAS 140. Off-balance sheet loans consist of (1) those loans sold to participating lenders that qualify as true sales pursuant to the criteria established by SFAS 140, and (2) those loans sold to qualifying special purpose entities that qualify for a true sale pursuant to the criteria established by SFAS 140.

As of June 30, 2007, loan balances were comprised of approximately $325,277,000, or 55%, in loans made to retail insurance agencies that are franchisees of Brooke Franchise Corporation, approximately $66,878,000, or 11%, in loans made to retail insurance agencies that are not franchisees of Brooke Franchise Corporation, approximately $126,886,000 or 21% in loans made to managing general agencies, approximately $67,838,000 or 12% in loans made to independent funeral homes and $6,693,000, or 1%, in miscellaneous loans. As of December 31, 2006, loan balances were comprised of approximately $278,971,000, or 58% in loans made to retail insurance agencies that are franchisees of Brooke Franchise Corporation, approximately $54,031,000, or 11%, in loans made to retail insurance agencies that are not franchisees of Brooke Franchise Corporation, approximately $89,433,000, or 18%, in loans made to managing general agencies, approximately $56,016,000 or 12% in loans made to independent funeral homes and $4,827,000, or 1%, in miscellaneous loans.

As of June 30, 2007, loan balances were comprised of 1,251 loans with 858 obligors, resulting in an average balance per loan of approximately $474,000 and an average balance per obligor of approximately $692,000. As of December 31, 2006, loan balances were comprised of 1,156 loans with 750 obligors, resulting in an average balance per loan of $418,000 and average balance per obligor of $644,000.

A majority of Brooke Credit’s loans are variable rate loans and are based on the New York Prime rate (“Prime”) as published in the Wall Street Journal. However, Brooke Credit has fixed rates on approximately 1% of its portfolio. Typically the interest rate adjusts daily based on Prime; however, approximately 7% of Brooke Credit’s portfolio as of June 30, 2007 adjusts annually based on Prime and an immaterial amount of its loans adjust monthly based on Prime. As of June 30, 2007, Brooke Credit’s variable loan portfolio had a weighted average index rate of approximately 3.81% above Prime, compared to approximately 3.79% above Prime as of December 31, 2006.

As of June 30, 2007 and December 31, 2006, the weighted average seasoning period of the loans in Brooke Credit’s portfolio was 14 months. As of June 30, 2007, the weighted average months to maturity or remaining term was 138 months, compared to 131 months as of December 31, 2006.

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

In 2005, Brooke Franchise and Brooke Brokerage were the sole Collateral Preservation Providers. However, as loan balances increased during 2006 and 2007, Brooke Credit correspondingly increased the number of Collateral Preservation Providers that it utilizes to help mitigate credit exposure and maintain credit quality. During the three months ended June 30, 2007, Brooke Credit paid $1,553,000 in collateral preservation fees to Collateral Preservation Providers, including Brooke Franchise, Brooke Brokerage’s subsidiary, CJD & Associates, L.L.C., Brooke Capital Advisors, Inc. (formerly First Life Brokerage, Inc.), all affiliates, and Marsh Berry & Company, a non-affiliate, compared to $958,000 paid for the three months ended June 30, 2006. During 2006, affiliates sub-contracted with several third party companies to assist them in providing collateral preservation services

In recent years, Brooke Credit’s results of operations have been significantly impacted by the growth of its portfolio, the expansion of its loan funding sources, the development of a securitization model, the development of an off-balance financing model and the expansion of its lending programs. The following table shows income and expenses (in thousands, except percentages) for the three months ended June 30, 2007 and 2006, and the percentage change from period to period.

Financial information relating to Brooke Credit and our Lending Services Segment is as follows (in thousands, except percentages):

	Three months ended June 30, 2007	Three months ended June 30, 2006	2007 % increase (decrease) over 2006	Six months ended June 30, 2007	Six months ended June 30, 2006	2007 % increase (decrease) over 2006
Operating Revenues
Interest income	$13,239	$9,561	38%	$28,300	$17,509	62%
Participating interest expense	(7,869)	(5,180)	52	(15,503)	(9,871)	57
Gain on sale of notes receivable	4,462	1,188	276	11,583	1,875	518
Other income	181	167	8	349	223	57

Total operating revenues	10,013	5,736	75	24,729	9,736	154
Operating Expenses
Other operating interest expense	368	705	(48)	2,033	1,013	101
Payroll expense	610	405	51	1,124	794	42
Amortization	282	201	40	575	384	50
Other operating expenses	1,609	914	76	4,233	1,986	113

Total operating expenses	2,869	2,225	29	7,965	4,177	91
Income from operations	7,144	3,511	103	16,764	5,559	202
Interest expense	1,471	870	69	3,141	1,411	123

Income before income taxes	$5,673	$2,641	115%	$13,623	$4,148	228%
Total assets (at period end)	$217,265	$181,895	19%	$217,265	$181,895	19%

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

Participating Interest Expense A portion of the interest income that Brooke Credit receives on its loans is paid out to the purchasers of its loans, such as participating lenders and qualifying special purpose entities in which the loans are used to issue asset-backed securities and secure off-balance sheet bank debt. Payments to these holders are accounted for as participating interest expense, which is netted against interest income in the consolidated statements of operations. The amount of participating interest expense increased primarily as a result of an increased amount of loans sold to participating lenders and qualifying special purpose entities as compared to the comparable period. Participation interest expense represented approximately 59% and 54%, respectively, of Brooke Credit’s interest income for the three months ended June 30, 2007 and 2006. Participation interest expense represented approximately 55% and 56%, respectively, of Brooke Credit’s interest income for the six months ended June 30, 2007 and 2006. . During the three month period ending June 30, 2007, as a percentage of interest income, participating interest expense increased primarily as a result of an increased amount of loans sold to participating lenders and qualifying special purpose entities as compared to the comparable period in 2006.

Gain on Sales of Notes Receivable When the sale of a loan is classified as a true sale pursuant to the criteria established by SFAS 140, gains or losses are recognized, loans are removed from the balance sheet and residual assets, such as securities, interest-only strip receivables and servicing assets, are recorded. For residual assets resulting from loan participations accounted for as a true-sale, Brooke Credit typically records servicing assets and interest-only strip receivables. For residuals assets resulting from loans sold to qualifying special purpose entities accounted for as true sale, Brooke Credit typically records securities consisting primarily of three types: interest-only strip receivables in the loans sold, retained over-collateralization interests in loans sold and cash reserves. Revenues from gain on sale of notes receivables increased for the three-month period ended June 30, 2007, as compared to 2006. The increase occurred primarily because Brooke Credit sold more notes receivables off balance sheet during the first and second quarters of 2007, most of which resulted from the sale of loans in connection with the off-balance sheet facility provided by Fifth Third Bank.

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

In a true sale, there are only two components of the gain on sale of notes receivable: the gain associated with our ongoing servicing responsibilities and the gain associated with the interest income we receive.

When Brooke Credit sells loans to participating lenders that qualify as true sales under SFAS 140, a gain on sale is recognized when the note receivables are sold. When the Brooke Credit sells notes receivables to participating lenders, it typically retains interest and servicing rights. The component of the gain on sale of notes receivables to participating lenders is the gain on sale it records associated with the interest-only strip receivable and servicing assets, net of direct expenses as described below. Unlike loans sold to qualifying special purpose entities, Brook Credit is the primary servicer of loans sold to participating lenders and as such , servicing assets and liabilities are recorded.

One component of the gain on sales of notes receivable is the gain associated with Brooke Credit’s ongoing servicing responsibilities. When the sale of a loan participation is accounted for as a true sale, Brooke Credit retains servicing responsibilities for which it typically receives annual servicing fees ranging from 0.25% to 1.375% of the outstanding balance. A gain or loss is recognized immediately upon the sale of a loan participation based on whether the annual servicing fees are greater or less than the cost of servicing, which is estimated at 0.25% of the outstanding loan balance. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of servicing expenses and prepayment assumptions. For the three months ended June 30, 2007 and 2006, the net gains (losses) from loan servicing totaled $1,804,000 and $948,000, respectively, which consisted of gains (losses) from servicing benefits. For the six months ended June 30, 2007 and 2006, the net gains (losses) from loan servicing totaled $1,538,000 and $1,547,000, respectively, which consisted of gains (losses) from servicing benefits. The increase in net gains from loan servicing benefits for the three months ending June 30, 2007 compared to the comparable period in 2006 is primarily the result of more loans sold as true sale loan participations during the second quarter of 2007. The decrease in net gains from loan servicing benefits for the six month ending June 30, 2007 compared to the comparable period in 2006 is primarily the result of fewer loans sold as true sale loan participations and increased participation repurchases during the first quarter of 2007

In a true sale, Brooke Credit also records a gain on sale for the interest-only strip receivable benefit based on a present value calculation of future expected cash flows of the interest spread on the underlying loans sold, net of prepayment and credit loss assumptions. At June 30, 2007, this spread was approximately 2.34% for true sale participation loans sold and approximately 4.88% for loans sold to qualifying special purpose entities. These spread percentages discussed exclude the spread associated with related party loans sold; however, the following discussion of interest benefit gains and losses include related party loans sold, as those amounts are consolidated in Brooke Credit’s results of operations. During the three months ended June 30, 2007 and 2006, the net gains from interest-only strip receivable benefits totaled $196,000 and $240,000, respectively, which included gross gains from interest-only strip receivable benefits of $433,000 and $820,000, respectively, and losses from write downs of retained interest asset to fair market value of

$237,000 and $580,000, respectively. During the six months ended June 30, 2007 and 2006, the net gains from interest-only strip receivable benefits totaled $7,583,000 and $328,000, respectively, which included gross gains from interest-only strip receivable benefits of $8,557,000 and $1,478,000, respectively, and losses from write downs of retained interest asset to fair market value of $974,000 and $1,150,000, respectively. The increase in net gains from interest benefits in 2007 is primarily the result of selling more loans off balance sheet with the close of the Fifth Third facility during the first quarter of 2007.

When Brooke Credit sells loans to qualifying special purpose entities that qualify as true-sales under SFAS 140, a gain on sale is recognized when the note receivables are sold. When Brooke Credit sells notes receivables to qualified special purpose entities, it typically retains interest rights. The component of the gain on sale of notes receivable to qualifying special purpose entities is the gain on sale it records associated with the interest-only strip receivable and retained interest benefit, net of direct expenses. Unlike participation sales, in loans sold to qualifying special purpose entities and unaffiliated third party is the servicer and we are a secondary or sub-servicer. As such, no servicing asset or liability is recorded.

When Brooke Credit sells its loans to special purpose entities in connection with securitizations, the net proceeds we have historically received is approximately 75% to 85% of the loan balances sold to the special purpose entity. Unlike participation sales, in securitizations an unaffiliated third party is the servicer and Brooke Credit is the secondary or sub-servicer. No servicing asset or liability is recorded. The remaining amount is the retained interest (the over collateralization that is provided to enhance the credit of the asset-backed securities) or the interest-only strip receivable. The initial amount of this retained interest has historically ranged from approximately 15% to 25%, with the calculation varying depending on such factors as the type of loans being securitized (e.g. retail insurance agency-franchise, retail insurance agency-non franchise, funeral home), the relative size of principal balances of individual loans, state concentrations, borrower concentrations and portfolio seasoning. For example, in Brooke Credit’s securitization that closed in July of 2006, loans with balances totaling $65,433,000 were sold to a qualifying special purpose entity. Net proceeds of $52, 346,000 were received by Brooke Credit (see footnote 2 for the net proceeds associated with Brooke Credit’s other securitizations). With respect to loans sold as participations, the net proceeds it receives are generally 100% of the principal balance of the loans sold. In the event that it chooses to sell less than an entire loan to a participating lender, the net proceeds are generally 100% of the principal balance associated with the portion of the loan sold. Although when loans are sold pursuant to a true sale they are removed from Brooke Credit’s balance sheet, the fair value of the interest only strip receivable retained, the fair value of the difference between loans sold and securities issued to an investor (in the case of a securitization) and the fair value of cash reserves are recorded on its books as the cash value of the reserve account.

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

	Business Loans (Adjustable-Rate Stratum)	Business Loans (Fixed-Rate Stratum)
Prepayment speed*	10.00%	8.00%
Weighted average life (months)	141.8	32.8
Expected credit losses*	0.50%	0.21%
Discount Rate*	11.00%	11.00%

*	Annual rates

During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%. Several factors were considered when determining the discount rate. As a starting point for analyzing this assumption, a range of the risk-free rate was used to determine a base discount rate. This base discount rate was then adjusted for various risk characteristics associated with the sold loans.

The most significant impact from loans sold has been the removal of loans from Brooke Credit’s balance sheet. As of June 30, 2007 and December 31, 2006, the balances of those off-balance sheet assets totaled $508,127,000, or 86% of its portfolio, and $319,125 000, or 66% of its portfolio, respectively. These amounts exclude sales of related party loans of $12,478,000 as of June 30, 2007 and $5,858,000 as of December 31, 2006. The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio, the continued sale of loan participations, and the sale of loans to qualifying special purpose entities.

Loan Servicing Assets and Liabilities When Brooke Credit recognizes non-cash gains for the servicing benefits of loan participation sales, it books that amount as a loan servicing asset on its balance sheet. This amount is equal to Brooke Credit’s estimate of the present value of future cash flows resulting from the servicing spread. Brooke Credit recognizes such assets only when the income allocated to its servicing responsibilities exceeds its cost of servicing, which Brooke Credit typically estimates at 0.25% of the loan value being serviced which represents adequate compensation as determined by the market rates Brooke Credit pays third parties to service loans sold to qualifying special purpose entities . Components of the servicing asset as of June 30, 2007 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$10,859
Less:
Servicing Expense	(1,925)
Discount to present value	(3,395)

Carrying Value of Retained Servicing Interest in Loan Participations	$5,539

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows was recorded as a servicing liability. Components of the servicing liability as of June 30, 2007 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$—
Less:
Servicing expense	46
Discount to present value	(27)

Carrying Value of Retained Servicing Liability in Loan Participations	$19

Loan Participations-Interest-Only Strip Receivable Asset To the extent that the difference between the rate paid by Brooke Credit to participating lenders and the rate received from its borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, Brooke Credit recognizes a non-cash asset, called an “Interest-only strip receivable asset,” on its balance sheet. This amount is equal to Brooke Credit’s estimate of the present value of expected future cash flows resulting from this interest spread, net of credit loss (to the extent loans are sold to participating lenders with recourse to the Company) and prepayment assumptions. Components of the interest receivable asset as of June 30, 2007 were as follows (in thousands):

Estimated cash flows from interest income	$8,989
Less:
Estimated credit losses*	(31)
Discount to present value	(2,722)

Carrying Value of Retained Interest in Loan Participations	$6,236

*	Estimated credit losses from liability on sold recourse loans with balances totaling $1,792,000 as of June 30, 2007. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Loans Sold to Qualifying Special Purpose Entities – Interest-Only Strip Receivable Asset The terms of Brooke Credit’s securitizations and off-balance sheet bank debt require the over-collateralization of the pool of loan assets that back the securities issued to investors and off-balance sheet debt secured. Brooke Credit retains ownership of the over-collateralization interests in loans sold, which is included in its securities balances, and has historically borrowed money from commercial banks to fund this investment. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have issued asset-backed securities has been estimated at the par value of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have secured bank debt, is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (10.00% annually) and discount rates (11.00%) commensurate with the risks involved. The fair value of the cash reserves has been estimated at the cash value of the reserve account.

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

The carrying values of securities, resulting from loan sale activities to qualifying special purpose entities were $88,743,000 and $50,320,000 at June 30, 2007 and December 31, 2006, respectively. As of June 30, 2007, these securities were comprised of $25,411,000 in interest-only strip receivables, $62,482,000 in retained over-collateralization interests in loans sold and $850,000 in cash reserves. As of December 31, 2006, these securities were comprised of $12,094,000 in interest-only strip receivables, $37,003,000 in retained over-collateralization interests in loans sold and $1,223,000 in cash reserves. The value of the Company’s securities balances is subject to credit and prepayment risks on the transferred financial assets.

Components of the interest-only strip receivable portion of securities as of June 30, 2007 were as follows (in thousands):

Estimated cash flows from interest income	$45,896
Less:
Estimated credit losses	(5,015)
Discount to present value	(15,470)

Carrying Value of Interest Receivable Portion of Securities	$25,411

Other Operating Interest Expense For the three months ending June 30, 2007, other operating interest expense decreased primarily as a result of fewer loans being held on its balance sheet as compared to the comparable period in 2006. The reduction in loans held on balance sheet during the second quarter of 2007 is primarily the result of increased utilization of the off-balance sheet facility from Fifth Third Bank which closed in March of 2007. For the six months ending June 30, 2007, other operating interest expense increased primarily as a result of increased loans being held on its balance sheet prior to closing of the off-balance sheet facility from Fifth Third Bank in March 2007, resulting in increased utilization of on-balance sheet line of credits.

Other Operating Expenses The increase in other operating expenses is partially attributable to an increase in credit losses experienced in the loan portfolio during the second quarter of 2007 of $148,000, compared to $0 for the second quarter of 2006. Additionally, loan fees shared with banks that purchase loan participations increased to $457,000 for the three-month period ended June 30, 2007 from $345,000 for the same period in 2006. Also contributing to the increase was increased collateral preservation expense, increased underwriting and financial guaranty policy expenses.

Interest Expense Interest expense increased for the three months ended June 30, 2007 primarily as a result of the private placement debt offering in the fourth quarter of 2006, which was incurred to fund the over-collateralization of our warehouse facilities and securitizations, to retire bank debt with less favorable repayment terms and to fund the loan portfolio growth.

Income Before Income Taxes Brooke Credit’s income before income taxes increased for the three months ended June 30, 2007 compared to 2006 primarily because of increased loan origination activities, increased interest income resulting from prior portfolio growth and the increased gain on sale revenues resulting from increased loan sale activities.

Loan Quality For the three months ended June 30, 2007 and 2006, $148,000 and $0, respectively, in credit losses occurred on loans in our portfolio. Of these credit losses, for the three months ended June 30, 2007, $148,000 were associated with on-balance sheet loans, $0 associated with off-balance sheet loans which have been sold to participating lenders and $0 associated with off-balance sheet loans which have been sold to qualifying special purpose entities. In the retained over-collateralization interest Brooke Credit holds in loans sold to qualifying special purpose entities, it recorded an unrealized write-down of its securities balance as a result of the assumed credit losses in these loans sold. Of the credit losses realized by Brooke Credit as of June 30, 2007, 100% were associated with retail agency loans to franchisees of Brooke Franchise.

At June 30, 2007 and December 31, 2006, $11,886,000 and $2,291,000, respectively, loan balances were delinquent 60 days or more. Of these delinquent loans as of June 30, 2007, $7,420,000 were on-balance sheet loans, $2,564,000 were off balance sheet loans that have been sold to participating lenders and $1,902,000 were off-balance sheet loans which have been sold to qualifying special purpose entities. Of these delinquent loans as of June 30, 2007, 44% were associated with retail agency loans to franchisees of Brooke Franchise, 43% were associated with loans to managing general agencies and 13% were associated with loans to independent funeral home owners.

Brooke Credit believes one important factor which has resulted in favorable credit performance for the Company and purchasers of its loans, results from the cash management feature imposed by Brooke Credit on its retail agency borrowers, which represents approximately 66% of on and off-balance sheet loans at June 30, 2007, excluding related party loans. Under this cash management feature, debt servicing associated with these loans are typically submitted directly to Brooke Credit from insurance companies or deducted from commissions received by Brooke Franchise prior to payment of commissions to the borrower and most other creditors. Brooke Credit believes that credit problems associated with retail agency loans are more likely to be identified when it monitors borrower revenues on a monthly or quarterly basis rather than by monitoring Brooke Credits loan delinquencies.

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

Although credit performance has been favorable for Brooke Credit and purchasers of its loans, the level of credit losses and the level of payment delinquencies increased during the three months ended

June 30, 2007 compared to three months ended June 30, 2006. Brooke Credit believes that this increase is primarily attributable to increased strain placed on its borrowers resulting from conditions in which Brooke Credit had little or no control, such as increasing interest rates and a softening premium insurance market. Many of its borrowers are primarily engaged in insurance agency and brokerage activities and derive revenues from commissions paid by insurance companies, which commissions are based in large part on the amount of premiums paid by their customers to such insurance companies. Premium rates are determined by insurers based on a fluctuating market. Historically, property and casualty insurance premiums have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, which generally have an adverse effect upon the amount of commissions earned by Brooke Credit’s insurance agency borrowers, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. The current insurance market generally may be characterized as “soft,” with a flattening or decreasing of premiums in most lines of insurance. Brooke Credit expects increased levels of payment delinquencies and credit loss for Brooke Credit and purchasers of its loans, as the full impact of these market conditions are felt by its borrowers.

Although we believe that credit loss exposure to Brooke Credit is limited on loans sold to qualifying special purpose entities, in which Brooke Credit maintains a retained over-collateralization interest in the loans sold and loan participations sold with recourse, the 0.50% credit loss assumption used to calculate retained interest reduced Brooke Credit’s expected retained interest associated with these loans by approximately $5,015,000 as of June 30, 2007 to allow for credit losses, which also reduced the amount of gain on sale revenue recognized at the time of each loan sale and resulted in a reduction of the carrying value of the corresponding asset on Brooke Credit’s balance sheet. Other than these reductions in asset totals, Brooke Credit has not established a separate credit loss reserve. However, we may decide to start holding more loans on Balance Sheet for a longer period of time which could require us to establish a separate credit loss reserve

Perhaps a greater risk to Brooke Credit is the indirect exposure to credit losses that may be incurred by participating lenders and investors and lenders that provide funding to our qualifying special purpose entities. In those cases in which Brooke Credit does not bear direct exposure to credit loss, if losses by investors and lenders reach unacceptable levels, then Brooke Credit may not be able to sell or fund loans in the future. Brooke Credit’s business model requires access to funding sources to originate new loans, so the inability to sell loans would have a significant adverse effect on Brooke Credit.

Brokerage Segment

The following financial information relates to our Brokerage Segment and includes the financial information of Brooke Brokerage, excluding the Brooke Savings Bank subsidiary. The financial information of Delta Plus Holdings, Inc. is included for the first time in the Brokerage Segment discussion and analysis, as the acquisition of Delta Plus occurred on March 30, 2007. (in thousands, except percentages):

	Three months ended June 30, 2007	Three months ended June 30, 2006	2007 % increase (decrease) over 2006	Six months ended June 30, 2007	Six months ended June 30, 2006	2007 % increase (decrease) over 2006
Operating Revenues
Insurance commissions	$711	$647	10%	$1,439	$1,463	(2)%
Policy fee income	154	166	(7)	256	304	(16)
Insurance premiums earned	3,156	—	—	3,156	—	—
Interest income	122	6	1,933	132	10	1,220
Consulting fees	—	895	—	—	2,305	—
Other income	(18)	230	(108)	(18)	589	(103)

Total operating revenues	4,125	1,944	112	4,965	4,671	6
Operating Expenses
Commission expense	134	313	(57)	411	583	(30)
Payroll expense	1,134	500	127	1,643	972	69
Depreciation and amortization	127	112	13	226	219	3
Insurance loss and loss expense	2,003		—	2,003
Other operating expenses	981	779	26	1,172	1,666	(30)

Total operating expenses	4,379	1,704	157	5,455	3,440	59
Income from operations	(254)	240	(206)	(490)	1,231	(140)
Interest expense	47	39	21	83	78	6

Income before income taxes	$(301)	$201	(250)%	$(573)	$1,153	(150)%
Total assets (at period end)	$43,305	$9,966	335%	$43,305	$9,966	335%

Brooke Brokerage, through its wholly owned subsidiary, CJD & Associates, L.L.C., conducts insurance brokerage activities at its Overland Park, Kansas and Omaha, Nebraska underwriting offices under the Davidson-Babcock trade name.

Consulting fee income decreased because, as part of an agreement closed in December 2006 to acquire stock in Brooke Capital (formerly First American Capital Corporation), Brooke Brokerage agreed not to engage in any new managing general agent loan brokerage business and to provide support and assistance to Brooke Capital Corporation’s brokerage subsidiary to enable it to conduct that business. In 2007, such brokerage subsidiary of Brooke Capital expanded its brokerage business to include similar services for funeral home business and loans related thereto and Brooke Brokerage is no longer engaged in this business.

Insurance premium revenue, interest income revenues, payroll expense, insurance loss and loss expense and other operating expenses increased as the auto insurance business activities of Delta Plus which was acquired on March 30, 2007.

Income Before Income Taxes Brooke Brokerage’s income before income taxes decreased during the three and six months ended June 30, 2007 compared to 2006 primarily as the result of discontinuing its loan brokering activities.

Financial Services Segment

The following financial information relates to our Financial Services Segment and includes the financial information of Brooke Capital (formerly First American Capital Corporation) and the Brooke Savings Bank subsidiary of Brooke Brokerage. Brooke Capital, through its wholly owned subsidiary, First Life America Corporation, sells life insurance and annuity products and, through its wholly owned subsidiary, Brooke Capital Advisors, brokers loans for, and consults with, insurance related businesses. Brooke Savings Bank sells bank products and services. (in thousands, except percentages).

	Three months ended June 30, 2007	Six months ended June 30, 2007
Operating Revenues
Insurance premiums earned	$849	1,922
Consulting fees	3,990	4,245
Interest income	1,023	1,937
Other income	86	158

Total operating revenues	5,948	8,262
Operating Expenses
Commission Expense	245	499
Payroll expense	1,093	1,571
Depreciation and amortization	227	426
Insurance loss and loss expense	269	921
Other operating expenses	1,408	2,070

Total operating expenses	3,242	5,487
Income from operations	2,706	2,775
Minority interest in subsidiary	760	724

Income before income taxes	$1,946	2,051
Total assets (at period end)	$83,830	83,830

As part of an agreement closed in December 2006 to acquire the stock of Brooke Capital (then First American Capital Corporation), Brooke Brokerage agreed not to engage in any new managing general agent loan brokerage business and to provide support and assistance to Brooke Capital Advisors in its conduct of that business. During 2007, Brooke Capital Advisors expanded its brokerage business to include similar services for funeral home businesses and loans related thereto and Brooke Brokerage is no longer engaged in this business.

As such, consulting fees generated by Brooke Capital Advisors totaled $3,990,000 and $4,245,000, respectively, during the three and six month periods ended June 30, 2007. Comparatively, consulting fees generated by Brooke Brokerage totaled $895,000 and $2,305,000, respectively, during the three and six month periods ended June 30, 2006.

Brooke Capital reported income before income taxes of $2,620,000 for the six month period ended June 30, 2007 (of which approximately $1,500,000 is reflected in the Company’s consolidated results of operations, based on Brooke’s ownership levels of Brooke Capital of approximately 55% at March 31, 2007 and approximately 58% at June 30, 2007). . Brooke Capital Advisors, First Life America and Brooke Savings Bank reported income before income taxes of $2,853,000, $216,000 and $4,000, respectively, for the three month period ended June 30, 2007 and $2,932,000, $223,000 and $156,000, respectively, for the six month period ended June 30, 2007.

Because controlling ownership in Brooke Capital was acquired in December 2006 and January 2007 and because ownership of Brooke Savings Bank was acquired in January 2007, the Financial Services segment is new and no additional discussion and analysis of comparative financial information is provided.

Corporate

Financial information not allocated to a reportable segment and relating primarily to Brooke Corporation’s corporate functions, The DB Group, Ltd. and DB Indemnity, Ltd. is as follows (in thousands, except percentages).

	Three months ended June 30, 2007	Three months ended June 30, 2006	2007 % increase (decrease) over 2006	Six months ended June 30, 2007	Six months ended June 30, 2006	2007 % increase (decrease) over 2006
Operating Revenues
Insurance premiums earned	283	110	157	549	206	167
Interest income	166	119	39	361	228	58
Other income	83	4	1,975	160	14	1,043

Total operating revenues	532	233	128	1,070	448	139
Operating Expenses
Payroll expense	686	818	(16)	1,514	1,591	(5)
Depreciation and amortization	353	276	28	733	480	53
Insurance loss and loss expense	225	—	—	551	—	—
Other operating expenses	613	(2,703)	—	260	(1,318)	—

Total operating expenses	1,877	(1,609)	—	3,058	753	306
Income from operations	(1,345)	1,842	(173)	(1,988)	(305)	(552)
Interest expense	741	238	211	1,397	453	208
Income before income taxes	$(2,086)	$1,604	(230)%	$(3,385)	$(758)	(351)%

Total assets (at period end)	$118,138	$73,988	60%	$118,138	$73,988	60%

Shared Services Fees An internal allocation of legal, accounting, human resources, information technology and facilities management expenses is made to each of the four reportable segments (three in 2006), based on our estimate of usage. These shared services fees totaled $1,785,000 and $2,100,000, respectively, for the three months ended June 30, 2007 and 2006, and $3,105,000, $4,200,000, respectively, for the six months ended June 30, 2007 and 2006. These fees are recorded as a reduction of other operating expenses, resulting in a negative amount of operating expenses in 2006.

The DB Group, Ltd. The DB Group insures a portion of the professional insurance agents’ liability exposure of Brooke Franchise, its affiliated companies and its franchisees and had a policy in force on June 30, 2007 that provided $5,000,000 of excess professional liability coverage. For the three months ended June 30, 2007, DB Group recorded total revenues of $71,000 and total operating expenses of $21,000, resulting in income before income taxes of $50,000. For the six months ended June 30, 2007, DB Group recorded total revenues of $177,000 and total operating expenses of $54,000, resulting in income before income taxes of $123,000. DB Group has not established reserves for claims.

DB Indemnity, Ltd. DB Indemnity issues financial guarantee policies to Brooke Credit and its participating lenders and had policies in force on June 30, 2007 covering principal loan balances totaling $217,254,000. For the three months ended June 30, 2007, DB Indemnity recorded total revenues of $363,000 and total operating expenses of $247,000, resulting in income before income taxes of $116,000. For the three months ended June 30, 2007 and 2006, respectively, DB Indemnity incurred $225,000 and $0 in claims or loss expense. For the six months ended June 30, 2007, DB Indemnity recorded total revenues of $671,000 and total operating expenses of $588,000, resulting in income before income taxes of $83,000. For the six months ended June 30, 2007 and 2006, respectively, DB Indemnity incurred $551,000 and $0 in claims or loss expense. DB Indemnity’s reserve for claims was $575,000 and $350,000, respectively, on June 30, 2007 and December 31, 2006. Claims have increased because some borrowers are experiencing a reduction of commission revenues resulting from reduction of premium rates by insurance companies while expenses are increasing as the result of higher interest rates. Over a long-term period, DB Indemnity expects the amount of claims expense incurred each year to be approximately the same as the amount of premium revenue recorded each year.

Liquidity and Capital Resources

Our cash and cash equivalents were $22,455,000 as of June 30, 2007, an increase of $1,252,000 from the $21,203,000 balance at December 31, 2006. During the six months ended June 30, 2007, net cash of $104,468,000 was provided by operating activities which primarily resulted from a decrease in notes receivable from the sale of loans by Brooke Credit to an off balance sheet facility. Net cash of $52,014,000 was used in investing activities primarily from the purchase of securities associated with Brooke Credit’s off balance sheet facility, the acquisition of Brooke Savings Bank, the acquisition of Delta Plus Holdings, Inc. and the exercise of warrants to acquire additional Brooke Capital stock. Net cash of $51,202,000 was used in financing activities which primarily resulted from long-term debt payments of $90,726,000 and which was partially offset by net proceeds of $18,975,000 from the sale of 1,500,000 shares of common stock.

Our cash and cash equivalents were $16,734,000 as of June 30, 2006, an increase of $4,413,000 from the $12,321,000 balance at December 31, 2005. During the six months ended June 30, 2006, net cash of $44,923,000 was used by operating activities which primarily resulted from an increase in notes receivable prior to an expected securitization later in 2006. Net cash of $51,968,000 was provided by financing activities which primarily resulted from debt advances of $60,797,000.

Our current ratios (current assets to current liabilities) were 1.52 and 1.45, respectively, at June 30, 2007 and December 31, 2006, respectively. Our current ratios (current assets to current liabilities) were 1.38 and 2.08, respectively, as of June 30, 2006 and December 31, 2005. Current assets exceeded current liabilities by approximately the same amounts at June 30, 2006 and 2005 however the corresponding current ratio decreased because the amounts of total current assets and total current liabilities increased.

Brooke Corporation As a holding company of wholly owned private companies, Brooke Corporation’s primary sources of revenues have been derived from its operating subsidiaries from shared services fees, income tax sharing arrangements and dividends. However, Brooke Corporation expects to become a holding company of partially owned public companies to promote entrepreneurial behavior by managers, diversify risk and increase liquidity. Accordingly, in the future, Brooke Corporation’s source of revenues are expected to result primarily from the sale of public company stock because revenues from shared services fees, income tax sharing arrangements and dividends are expected to decrease. We believe that revenues from the sale of public company stock will be sufficient to offset decreases in other sources of revenues and that the combined sources of revenues will be sufficient to fund Brooke Corporation’s normal operations and pay its corporate expenses, income taxes and dividends.

Because Brooke Corporation expects revenues from shared services fees, income tax sharing arrangements and dividends to decrease and because Brooke Corporation does not expect to immediately sell public company stock, the amount of funds available to service holding company debt is also expected to decrease. Therefore, Brooke Corporation recently sold 1,500,000 shares of its common stock and used the net proceeds of $18,975,000 to reduce holding company debt. The resulting increase in equity provides the organization with the additional consolidated capital required by regulators to grow its banking operations.

During 2007 Brooke Corporation has funded an additional equity contribution to Brooke Brokerage to fund its acquisition of Brooke Savings Bank, purchased convertible preferred shares in Northern Capital, Inc., a property and casualty insurance company holding company and acquired Delta Plus Holdings, Inc., a property and casualty insurance company holding company. Brooke Corporation may be required to make additional equity contributions in 2007 to DB Indemnity, Ltd. to fund the increases in capital that may be required to write additional financial guaranty policies.

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

Brooke Franchise plans to increase profit margins by combining its operations with Delta Plus and expanding Delta Plus’s non-standard auto insurance company thereby receiving a larger share of insurance premiums by generating underwriting profits in addition to receiving sale commissions. Nearly 40% of Brooke Franchise’s sales commissions are received from non-standard auto insurance companies which demonstrate the potential of this business combination. The expansion of Delta Plus by Brooke Franchise will require additional capital. Brooke Franchise does not intend to rely on additional equity capital investments from Brooke Corporation and is exploring strategic alternatives, including becoming a public company and soliciting capital investments from other investors.

Brooke Credit Our finance subsidiary’s lending activities have been funded primarily through loan participation sales, loan sales to qualifying special purpose entities, on-balance sheet bank lines of credit and private placement debt offerings. To fund anticipated loan growth, additional common equity, or alternative types of equity, may be required to improve capital-to-asset ratios, fund collateral margin requirements of bank lines of credit, fund increases in loan inventory or fund purchases of securities associated with loans sold to qualifying special purpose entities. To the extent that additional equity capital is required, Brooke Credit does not intend to rely on additional equity capital investments from Brooke Corporation and has solicited capital investments from other investors. As such, effective July 18, 2007, pursuant to the Amended and Restated Agreement and Plan of Merger dated as of April 30, 2007 by and among Oakmont Acquisition Corp, Brooke Credit and Brooke Corporation, Brooke Credit was merged with and into Oakmont Acquisition Corp.

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

Brooke Capital (formerly First American Capital Corporation) Subject to regulatory and other approvals, Brooke Capital has signed an agreement to acquire Brooke Savings Bank from Brooke Brokerage. Brooke Capital applied for a listing of its common stock on the American Stock Exchange during the second quarter of 2007. Brooke Capital believes that a stock exchange listing will improve its prospects for selling additional equity when required to support expansion of its insurance activities or the acquisition of companies that complement its insurance activities.

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

Capital Commitments

The following summarizes our contractual obligations as of June 30, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Short-term borrowings	$37,114	$37,114	$—	$—	$—
Long-term debt	87,955	26,445	11,902	1,451	48,157
Interest payments*	43,763	11,228	13,294	12,596	6,645
Operating leases (facilities)	27,336	10,162	13,973	3,192	9
Capital leases (facilities)	475	85	185	205	—
Other contractual commitments**	277	277	—	—	—

Total	$196,920	$85,311	$39,354	$17,444	$54,811

*	Includes interest on short-term and long-term borrowings. For additional information on the debt associated with these interest payments see footnotes 4 and 5 to our consolidated financial statements.
**	Projected future purchase price payments due to sellers of CJD & Associates, L.L.C. that are contingent on future revenues. For additional information, see footnote 16 to our consolidated financial statements.

Our principal capital commitments consist of bank lines of credit, term loans, deferred payments to business sellers and obligations under leases for our facilities. We have entered into enforceable, legally binding agreements that specify all significant terms with respect to the contractual commitment amounts in the table above.

Critical Accounting Policies

Our established accounting policies are summarized in footnotes 1 and 2 to our consolidated financial statements for the years ended December 31, 2006 and 2005, and the three-month periods ended June 30, 2007 and 2006. As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with generally accepted accounting principles.

We believe that the following accounting policies are critical. These accounting policies are more fully explained in the referenced footnote 1 to our consolidated financial statements for the years ended December 31, 2006 and 2005, and the three-month and six-month periods ended June 30, 2007 and 2006.

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

An estimate of franchisees’ shares of undistributed commissions is made based on historical rates of commission payout, management’s experience and the trends in actual and forecasted commission payout rates. Although commission payout rates will vary, we do not expect significant variances from year to year. We regularly analyze and, if necessary, immediately change the estimated commission payout rates based on the actual average commission payout rates. The commission payout rate used in 2007 to estimate franchisees’ share of undistributed commissions was 80% and the actual average commission payout rate to franchisees (net of profit sharing commissions) was 81% for the three months ended June 30, 2007. We believe that these estimates will not change substantially during the remainder of 2007.

Allowance for Doubtful Accounts Our allowance for doubtful accounts is comprised primarily of allowance for estimated losses related to amounts owed to us by franchisees for short-term credit advances, which are recorded as monthly statement balances, and longer-term credit advances, which are recorded as non-statement balances. Losses from advances to franchisees are estimated by analyzing all advances recorded to franchise statements that had not been repaid within the previous four months; all advances recorded as non-statement balances for producers who are in the first three months of development, total franchise statement balances; total non-statement balances; historical loss rates; loss rate trends; potential for recoveries; and management’s experience. Loss rates will vary and significant growth in our franchise network could accelerate those variances. The effect of any such variances can be significant. The estimated allowance for doubtful accounts as of June 30, 2007 was $1,666,000. The estimated allowance was approximately 24% of the actual amount of losses from advances made to franchisees for the twelve months ended June 30, 2007, approximately 10% of the actual total combined franchise statement and non-statement balances as of June 30, 2007, and approximately 28% of the actual combined advances recorded to franchise statements that had not been repaid during the four-month period ended June 30, 2007 and recorded as non-statement balances for producers in the first three months of development. We believe that this estimate will increase during the remainder of 2007 primarily as a result of our growing franchise operations and increased emphasis on producer development for start up franchises.

Reserves for Insurance Claims Reserves for Insurance Claims are comprised of amounts set aside for claims on DB Indemnity, Ltd. and Traders Insurance Company insurance policies. DB Indemnity is a captive insurance company that issues financial guaranty policies covering loans originated by Brooke Credit Corporation. Traders Insurance Company is a domestic insurance company that issues auto insurance policies. Reserves for claims on DB Indemnity insurance policies are estimated by analyzing historical claim payments, the amount delinquent loans, the amount of loans in which default has been declared, general industry loss experience, the amount of loans in which an obligor’s business revenues have experienced a significant decline resulting in inadequate repayment ability and/or collateral support, the amount of loans in which a material change in an obligor’s or guarantor’s financial condition has occurred or is expected to occur, the amount of start up franchise loans that have matured and the borrower has not achieved the required minimum monthly commission benchmark, and management’s experience. Reserves for claims on Traders Insurance Company insurance policies are estimated based on historical experience, management’s experience, industry analysis and consultation with an independent actuarial firm. Claim payments will vary and significant growth in the issuance of insurance policies or changes in policy underwriting could accelerate those variances. The effect of any such variances can be significant. The estimated reserve for insurance claims as of June 30, 2007 was $8,473,000.

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

These assumptions regarding discount rate, prepayment rate and credit loss rate are made based on historical comparisons, management’s experience and the trends in actual and forecasted portfolio prepayment speeds, portfolio credit losses, risk-free interest rates and market interest rates. We regularly analyze the accuracy of our assumptions of prepayment speeds, credit losses and discount rate and make changes when necessary. We believe that changes to these assumptions are unlikely during the remainder of 2007. However, it is important to note that our actual annualized prepayment rate for the entire portfolio has increased to approximately 13.3% through the twelve-month period ended June 30, 2007 primarily due to increased asset ownership transfers to borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests, and the increasing interest rate environment. We expect that, over the remaining life of its loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

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

Loan Origination Expenses Brooke Credit typically sells loans soon after origination and retains responsibility for loan servicing. Loan origination fees charged to borrowers are offset against loan origination expenses incurred during the underwriting and placement of loans and are, therefore, not recorded as revenues. If in the event loan originations fees exceed direct loan origination expenses, the excess will be reported as income. Loan origination fees reimburse Brooke Credit for cash outflows associated with the up-front issuance costs such as financial guaranty policy premiums, travel expenses for location inspections or meetings with borrowers, and placement of the loans to outside investors.

Income Tax Expense An estimate of income tax expense is based primarily on historical rates of actual income tax payments. The estimated effective income tax rate used for the six months ended June 30, 2007 to calculate income tax expense was 37%. Although not expected, significant changes in our estimated tax rate could significantly impact our results. We believe this estimate will not change significantly during the remained of 2007.

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

In March 2007, Brooke Credit Corporation initiated a $150,000,000 facility to sell, on a revolving basis, a pool of its loans, while retaining residuals assets such as interest-only strip receivables and a subordinated over-collateralization interest in the receivables. The eligible receivables are sold to Brooke Warehouse Funding, LLC, a wholly owned bankruptcy-remote special purpose entity, without legal recourse to Brooke Credit Corporation. Brooke Warehouse Funding, LLC then entered into a participation agreement with Brooke Acceptance Company 2007-1, LLC to sell an undivided senior participation interest in all of the assets of Brooke Warehouse Funding, LLC. Brooke Acceptance Company 2001-7, LLC, entered into an amended and restated receivables financing agreement with Fifth Third Bank which extended a credit facility to Brooke Acceptance Company 2007-1 LLC to provide funds to acquire such participation interests with a facility line of credit of $150,000,000. The facility qualifies for sale treatment under SFAS 140. As of June 30, 2007, the outstanding balance of sold loans held by Brooke Warehouse Funding, LLC and participated to Brooke Acceptance Company 2007-1, LLC totaled $157,493,000.

As reported above, although credit performance has been favorable for Brooke Credit and the purchasers of its loans, the level of credit losses for Brooke Credit and payment delinquencies increased during 2006 and continued to increase during the second quarter of 2007 due, in part, to increasing interest rates and a softening insurance premium insurance market. We do expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by Brooke Credit borrowers.

The actual annualized prepayment rate on Brooke Credit loans has increased to approximately 13.3% during the twelve-month period ended June 30, 2007 primarily due to increased asset ownership transfers to other borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. We expect that, over the remaining life of the Brooke Credit loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace. Management continues to analyze and monitor prepayments.

Proposed Accounting Changes In August 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft which amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This exposure drafts seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. Our current off-balance sheet transactions in our Lending Services segment could be required to be consolidated in our financial statements based on the provisions of the exposure draft. We will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the securitizations and off-balance sheet financing to continue to derecognize loans transferred to these qualifying special purpose entities. At June 30, 2007, the qualifying special purpose entities held loans totaling $302,353,000 which we could be required to consolidate into our financial statements under the provisions of this exposure draft.

Recently Issued Accounting Pronouncements

See footnote 18 to our consolidated financial statements for a discussion of the effects of the adoption of new accounting standards.

Related Party Transactions

See footnote 10 to our consolidated financial statements for information about related party transactions.

Impact of Inflation and General Economic Conditions

There have been no material changes to the description of the impact of inflation and general economic conditions reported in our annual report on Form 10-K/A for the year ended December 31, 2006.

As reported above, although credit performance has been favorable for Brooke Credit and the purchasers of its loans, the level of credit losses for Brooke Credit and payment delinquencies have increased during 2006 and continued to increase during the second quarter of 2007 due, in part, to increasing interest rates and a softening insurance premium insurance market. We do expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by Brooke Credit borrowers.

The actual annualized prepayment rate on Brooke Credit loans has increased to approximately 13.3% during the twelve-month period ended June 30, 2007, primarily due to increased asset ownership transfers to other borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. We expect that, over the remaining life of the Brooke Credit loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or the notes thereto.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in the description of our market risks from those reported at December 31, 2006 in our Annual Report on Form 10-K/A.

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

The actual annualized prepayment rate on Brooke Credit loans has increased to approximately 13.3% during the twelve-month period ending June 30, 2007, primarily due to increased asset ownership transfers to other borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. We expect that, over the remaining life of the Brooke Credit loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

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

Item 1A. Risk Factors

Our 2006 Annual Report on Form 10-K/A includes a detailed discussion of the risks we face. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in that Form 10-K.

As we are no longer a controlled company, we must comply with the corporate governance requirements of the NASDAQ Global Market.

Until June 28, 2007, we were a controlled company because Brooke Holdings, Inc., Robert D. Orr, Leland G. Orr, Michael S. Lowry, Anita F. Larson and Kyle L. Garst owned approximately 51% of our outstanding common stock and had orally agreed to vote their shares of common stock together as a group. As a result of the private placement of units, as discussed below under Item 2, this group now owns approximately 45% of our outstanding common stock as of June 30, 2007. Therefore, we are no longer a “controlled company” within the meaning of the NASDAQ Marketplace rules and, thus, are required to have a board of directors comprised of a majority of independent directors and nominating and compensation committees composed entirely of independent directors. If we are unable to comply with the corporate governance requirements of the NASDAQ Global Market, our common stock could be delisted from that stock exchange.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

On June 28, 2007, we sold 1,500,000 shares of the Company’s common stock coupled with warrants for the purchase of an additional 750,000 shares of common stock to accredited investors in a private placement transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. Disclosure required by Item 2 of Part II to Form 10-Q were provided in our Current Report on Form 8-K and the Exhibits attached thereto dated June 28, 2007.

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

Date: August 8, 2007	BROOKE CORPORATION

	By:	/s/ Robert D. Orr
Robert D. Orr, Chief Executive Officer

	By:	/s/ Leland G. Orr
Leland G. Orr, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

[1]	Filed herewith.