Form 10-Q
period 2007-09-30
BROOKE CORP
filed 2007-11-07
CIK 834408

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

As of September 30, 2007, there were 14,210,256 shares of the registrant’s sole class of common stock outstanding.

		Page No.
PART I
ITEM 1	FINANCIAL STATEMENTS	3

	CONSOLIDATED FINANCIAL STATEMENTS

	CONSOLIDATED BALANCE SHEETS	3

	CONSOLIDATED STATEMENTS OF OPERATIONS	5

	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	7

	CONSOLIDATED STATEMENTS OF CASH FLOWS	8

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	9

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4	CONTROLS AND PROCEDURES

PART II

ITEM 1	LEGAL PROCEEDINGS

ITEM 1A	RISK FACTORS

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 6	EXHIBITS

SIGNATURES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Brooke Corporation

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

ASSETS

	September 30, 2007	December 31, 2006
Current Assets
Cash	$23,827	$21,203
Restricted cash	927	1,250
Investments	56,869	18,027
Accounts and notes receivable, net	140,425	186,754
Income tax receivable	1,397	480
Other receivables	7,044	1,601
Securities	91,351	50,322
Interest-only strip receivable	7,925	4,497
Security deposits	222	873
Prepaid expenses	2,145	503
Advertising supply inventory	742	462

Total Current Assets	332,874	285,972

Investment in Businesses	18,813	2,333

Property and Equipment
Cost	24,957	20,198
Less: Accumulated depreciation	(6,047)	(4,404)

Net Property and Equipment	18,910	15,794

Other Assets
Amortizable intangible assets	11,187	5,216
Less: Accumulated amortization	(1,907)	(1,728)
Goodwill	3,022	—
Servicing asset	6,348	4,512
Deferred charges	11,562	11,094
Other assets	—	196

Net Other Assets	30,212	19,290

Total Assets	$400,809	$323,389

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Balance Sheets

UNAUDITED

(in thousands, except share amounts)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	September 30, 2007	December 31, 2006
Current Liabilities
Accounts payable	$22,347	$12,944
Premiums payable to insurance companies	7,613	6,925
Deposits	22,751	—
Federal funds purchased	12,635	—
Policy and contract liabilities	25,156	20,184
Payable under participation agreements	17,850	26,849
Accrued commission refunds	617	645
IBNR loss reserve	7,925	350
Unearned insurance premiums	3,744	75
Income tax payable	422	4,293
Deferred income tax payable	1,583	1,439
Warrant liability	900	900
Short-term debt	35,703	107,602
Current maturities of long-term debt	41,686	14,401

Total Current Liabilities	200,932	196,607
Non-current Liabilities
Warrant liability	2,354	2,821
Deferred income tax payable	12,341	6,155
Servicing liability	17	24
Long-term debt less current maturities	55,402	55,790

Total Liabilities	271,046	261,397

Minority Interest in subsidiary	49,868	5,464

Stockholders’ Equity
Common stock, $0.01 par value, 99,500,000 shares authorized, 14,219,221 and 12,553,726 shares issued and outstanding	142	126
Preferred stock series 2002 and 2002A, $25 par value, 110,000 shares authorized, 49,667 shares issued outstanding	1,242	1,242
Preferred stock series 2002B, $32 par value, 34,375 authorized, 24,331 shares issued and outstanding	779	779
Preferred stock series 2006, $1 par value, 20,000 authorized, 20,000 shares issued and outstanding	20	20
Additional paid-in capital on preferred stock series 2006	18,576	18,576
Discount on preferred stock series 2006	(3,375)	(4,725)
Additional paid-in capital	55,403	36,139
Retained earnings	4,325	4,077
Accumulated other comprehensive income	2,783	294

Total Stockholders’ Equity	79,895	56,528

Total Liabilities and Stockholders’ Equity	$400,809	$323,389

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Operations

UNAUDITED

(in thousands, except per share data)

	For three months Ended September 30, 2007	For three months Ended September 30, 2006
Operating Revenues
Insurance commissions	$28,856	$25,448
Interest income (net)	7,865	5,406
Consulting fees	2,748	2,090
Gain on sale of businesses	247	180
Initial franchise fees for basic services	5,940	8,670
Initial franchise fees for buyer assistance plans	—	405
Gain on sale of notes receivable	3,757	4,187
Insurance premiums earned	3,785	628
Policy fee income	116	140
Other income	751	1,541

Total Operating Revenues	54,065	48,695

Operating Expenses
Commissions expense	22,548	20,756
Payroll expense	9,421	7,795
Depreciation and amortization	1,087	680
Insurance loss and loss expense incurred	2,520	450
Other operating expenses	15,069	12,268
Other operating interest expense	384	868

Total Operating Expenses	51,029	42,817

Income from Operations	3,036	5,878

Other Expenses
Interest expense	2,907	1,822
Minority interest in subsidiary	827	—

Total Other Expenses	3,734	1,822

Income Before Income Taxes	(698)	4,056
Income tax expense	(35)	1,446

Net (Loss) Income	$(663)	$2,610

Net (Loss) Income per Share:
Basic	$(0.10)	$0.20
Diluted	$(0.10)	$0.18

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Operations

UNAUDITED

(in thousands, except per share data)

	For nine months Ended September 30, 2007	For nine months Ended September 30, 2006
Operating Revenues
Insurance commissions	$89,918	$78,287
Interest income (net)	22,776	13,237
Consulting fees	7,478	5,996
Gain on sale of businesses	2,089	3,061
Initial franchise fees for basic services	25,905	22,725
Initial franchise fees for buyer assistance plans	455	2,937
Gain on sale of notes receivable	15,343	6,079
Insurance premiums earned	8,974	787
Policy fee income	372	444
Other income	1,374	1,893

Total Operating Revenues	174,684	135,446

Operating Expenses
Commissions expense	68,425	60,395
Payroll expense	26,258	22,586
Depreciation and amortization	3,097	1,802
Insurance loss and loss expense	5,995	450
Other operating expenses	43,839	29,637
Other operating interest expense	2,417	1,881

Total Operating Expenses	150,031	116,751

Income from Operations	24,653	18,695

Other Expenses
Interest expense	8,297	4,417
Minority interest in subsidiary	1,551	—

Total Other Expenses	9,848	4,417

Income Before Income Taxes	14,805	14,278
Income tax expense	5,953	5,225

Net Income	$8,852	$9,053

Net Income per Share:
Basic	$0.51	$0.71
Diluted	$0.51	$0.64

See accompanying summary of accounting policies and notes to financial statements.

Consolidated Statements of Changes in Stockholders’ Equity

UNAUDITED

(in thousands, except common shares)

	Common Shares	Common Stock	Preferred Stock	Preferred Add’l Paid-In Capital	Preferred Stock Discount	Add’l Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
Balances, December 31, 2005	12,443,548	$124	$2,021	$—	$—	$35,819	$3,015	$482	$41,461
Dividends paid					675		(9,680)		(9,005)
Equity issuance from stock options	110,178	2				320			322
Equity issuance			20	18,576	(5,400)				13,196
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								(299)	(299)
Currency translation adjustment, net of income taxes								111	111
Net income							10,742		10,742

Total comprehensive income									10,554

Balances, December 31, 2006	12,553,726	$126	$2,041	$18,576	$(4,725)	$36,139	$4,077	$294	$56,528

Balances, December 31, 2006	12,553,726	$126	$2,041	$18,576	$(4,725)	$36,139	$4,077	$294	$56,528
Dividends paid					1,350		(8,604)		(7,254)
Equity issuance from plan awards	165,495	1				404			405
Equity issuance	1,500,000	15				18,860			18,875
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								2,182	2,182
Currency translation adjustment, net of income taxes								307	307
Net income							8,852		8,852

Total comprehensive income									11,341

Balances, September 30, 2007	14,219,221	142	2,041	18,576	(3,375)	55,403	4,325	2,783	79,895

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Cash Flows

UNAUDITED

(in thousands)

	For nine months Ended September 30, 2007	For nine months Ended September 30, 2006
Cash flows from operating activities:
Net income	$8,852	$9,053
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,224	817
Amortization	1,873	985
Gain on sale of businesses	(2,089)	(3,061)
Deferred income tax expense	144	1,913
Write down to realizable value of inventory	300	—
Gain on sale of notes receivable	(15,343)	(6,079)
Purchase of business inventory provided by sellers	17,529	11,952
Minority interest in subsidiary	760	—
(Increase) decrease in assets:
Accounts and notes receivable	69,807	(57,059)
Other receivables	(3,588)	(7,358)
Prepaid expenses and other assets	79	(883)
Business inventory	(16,480)	2,300
Increase (decrease) in liabilities:
Accounts and expenses payable	8,797	2,339
Other liabilities	(18,377)	20,704

Net cash provided by (used in) operating activities	53,488	(24,377)

Cash flows from investing activities:
Cash payments for securities	(41,083)	(13,312)
(Purchase) sale of investments	486	—
Cash payments for property and equipment	(4,327)	(7,888)
Purchase of subsidiary and business assets	(18,548)	—
Sale of subsidiary and business assets	53,292

Net cash used in investing activities	(10,180)	(21,200)

Cash flows from financing activities:
Dividends paid	(7,254)	(6,697)
Cash proceeds from common stock issuance	19,280	13,932
Loan proceeds on debt	34,129	64,624
Payments on bond maturities	(80)	(80)
Net advances / payments on short-term borrowing	14,765	9,269
Payments on long-term debt	(101,524)	(16,529)

Net cash provided by (used in) financing activities	(40,684)	64,519

Net increase in cash and cash equivalents	2,624	18,942
Cash and cash equivalents, beginning of period	21,203	12,321

Cash and cash equivalents, end of period	$23,827	$31,263

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

The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, should be read in conjunction with the Company’s annual report on Form 10-K/A for the year ended December 31, 2006. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at September 30, 2007 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.

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

In June 2007, First American Capital Corporation, a majority owned subsidiary, changed its name to Brooke Capital Corporation.

In May 2007, Brooke Investments, Inc. was sold to Brooke Franchise Corporation.

In May 2007, DB Indemnity and DB Group were sold to Brooke Bancshares, Inc. a sister subsidiary of Brooke Investments, Inc.

Effective July 18, 2007, pursuant to the Amended and Restated Agreement and Plan of Merger dated as of April 30, 2007 (the “Merger Agreement”) by and among Oakmont Acquisition Corp. (“Oakmont”), Brooke Credit Corporation (“Brooke Kansas”) and the Company, Brooke Kansas was merged with and into Oakmont. In connection with the merger, Oakmont changed its name to Brooke Credit Corporation (the “Surviving Corporation”). Pursuant to the Merger Agreement, each share of the issued and outstanding common stock of Oakmont was converted into one share of the validly issued, fully paid and non-assessable authorized share of common stock of the Surviving Corporation. The Company, along with seven other former Brooke Kansas equity holders, received aggregate merger consideration of 16,304,000 shares of the Surviving Corporation’s common stock, and the common stock of Brooke Kansas was cancelled. Shares of the Surviving Corporation’s common stock received by the Company along with shares of the Surviving Corporation purchased by the Company in the open market, Brooke Corporation owns approximately 62% of the Surviving Corporation’s issued and outstanding stock. An additional aggregate of 4,000,000 shares of the Surviving Corporation’s common stock will be issued to Brooke Corporation and the other former Brooke Kansas stockholders, or reserved for issuance pursuant to assumed warrants, in the event the Surviving Corporation achieves adjusted earnings of $15,000,000 in 2007. An additional aggregate of 1,000,000 shares of the Surviving Corporation’s common stock will be issued to Brooke Corporation and the other former Brooke Kansas stockholders, or reserved for issuance pursuant to assumed warrants, in the event the Surviving Corporation achieves adjusted earnings of $19,000,000 in 2008.

The Surviving Corporation has two categories of warrants outstanding. First, warrants outstanding totaling 17,150,332 were issued in the initial public offering of Oakmont, but did not become exercisable until the merger with Brooke Credit Corporation. Each warrant can be converted into a share of the Company’s common stock at any time prior to their expiration in July 2009 at a conversion price of $5.00 per warrant. The Company can redeem the outstanding warrants, in whole, but not in part, at a price of $.01 per warrant at any time under certain conditions. Also outstanding is an option to Morgan Joseph & Co. to purchase up to a total of 720,000 units. Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each of these warrants has a conversion price of $5.70 per warrant. This option is exercisable at $7.50 per unit and expires in July 2010.

The second category includes 1,278,229 warrants which were issued by Brooke Kansas in conjunction with its private placement of debt issued in the fourth quarter of 2006. In addition, 500,000 shares of the Surviving Corporation are reserved for issuance in connection with stock or options that may be granted from time to time under the Surviving Corporation’s 2007 Equity Incentive Plan.

The merger was accounted for as a reverse acquisition. Under this method of accounting, Brooke Kansas was the acquiring company for financial reporting purposes. In accordance with applicable guidance, the merger was considered to be a recapitalization. Accordingly, the merger was treated as the equivalent of Brooke Kansas issuing stock for the net monetary assets of Oakmont accompanied by a recapitalization. The net monetary assets of Oakmont, primarily cash, were stated at their fair value, which was equivalent to its carrying value, and accordingly no goodwill or other intangible assets were recorded. As the merger was considered a reverse acquisition, the weighted average shares outstanding for all prior periods were retroactively restated to reflect the shares that were issued in the merger, 24,536,361 shares.

Prior to the merger, $43,016,000 in cash was held in trust by Oakmont for the purpose of completing a business combination. After payments totaling $4,705,000 for professional fees and other costs related to the merger, the net proceeds were $38,311,000. The proceeds were mainly used to pay down debt. The historical results prior to July 18, 2007, were that of Brooke Kansas prior to the merger.

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

The activity in the Brooke Savings Bank allowance for loan losses is summarized below:

(in thousands)	2007
Balance at January 8, 2007	$192
Provision for loan losses	0
Losses charged off	(5)
Recoveries	2

Balance at September 30, 2007	$189

Impaired and non-accruing loans at September 30, 2007 aggregated approximately $8,000 for Brooke Savings Bank.

The Company estimates that a certain level of accounts receivable, primarily franchisee account balances, will be uncollectible; therefore, allowances of $3,289,000 and $1,466,000 at September 30, 2007 and December 31, 2006, respectively, have been established. The Company’s franchise subsidiary regularly assists its franchisees by providing commission advances during months when commissions are less than expected, but expects repayment of all such advances within four months. At September 30, 2007, the amount of allowance was determined after analysis of several specific factors, including franchise advances classified as “watch” status.

Brooke Credit Corporation’s credit loss exposure is limited to on-balance sheet loans (other than loans sold to warehouse special purpose entities which are classified as on-balance sheet) and the retained interest in loans which have to sold to qualifying special purpose entities that have issued asset-backed securities or off-balance sheet bank debt. A credit loss assumption is inherent in the calculations of retained interest-only strip receivables resulting from loans that are sold. Historically, no reserve for credit losses has been made for on-balance sheet loans held in inventory for eventual sale for two reasons. First, these loans were typically held for six to nine months before being sold to investors and, therefore, had a short-term exposure to loss. Second, commissions received by the affiliated company, Brooke Franchise Corporation, are typically distributed to Brooke Credit for loan payments prior to distribution of commissions to the franchisee borrower and most other creditors. However, given the rapid growth that Brooke Credit has experienced over the past eighteen months, the seasoning of the loan portfolio, an increase in delinquencies of on-balance sheet loans and management’s expectation that loans will be held longer than previously (for nine to twelve months) before being sold; Brooke Credit established a reserve for potential loan losses on the on-balance sheet loans in the third quarter of 2007. The reserve for credit losses includes two key components: (1) loans that are impaired under SFAS 114, “Accounting by Creditors for Impairment of a Loan—an

amendment of FASB Statements No. 5 and 15” and (2) reserves for estimated losses inherent in the rest of the portfolio based upon historical and projected credit risk. A reserve of $830,000 was established with an offsetting charge to loan loss expense. Management will evaluate the adequacy of the reserve on an ongoing basis in the future utilizing the credit metrics underlying the reserve.

The following schedule entitled “Valuation and Qualifying Accounts” summarizes the Allowance for Doubtful Accounts activity for the periods ended September 30, 2007 and December 31, 2006. Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Year	Charges to Expenses	Write Offs	Balance at End of Period
Allowance for Doubtful Accounts
Year ended December 31, 2006	$716	$4,313	$3,563	$1,466
Period ended September 30, 2007	$1,466	$7,344	$4,691	$4,119

The Company’s brokerage subsidiary, through the acquisition of Delta Plus Holdings, Inc., established $7,325,000 and $0 allowances at September 30, 2007 and December 31, 2006, respectively, for losses on property and casualty insurance policies issued. Reserves of $600,000 and $350,000 at September 30, 2007 and December 31, 2006, respectively, were established for claims on financial guaranty policies issued by DB Indemnity, Ltd. on loans originated by the Company’s finance subsidiary.

(f) Revenue Recognition

Commissions. The Company has estimated and accrued a liability for commission refunds of $617,000 and $645,000 at September 30, 2007 and December 31, 2006, respectively.

Interest income, net. The Company recognizes interest income when earned. A portion of the interest income that the Company receives on its loans is paid out to the holders of its participation interests and qualifying special purpose entities that issue asset-backed securities and secure off-balance sheet bank debt. Payments to these holders are accounted for as participating interest expense, which is netted against gross interest income. Participating interest expense was $23,963,000 and $16,582,000, respectively, for the nine-month periods ended September 30, 2007 and 2006. Cash received from the off balance sheet facility is recorded as interest income for the individual pools by using the interest yield generated from the pool. Any excess cash received over the yield is applied to the securities balance or other comprehensive income.

(g) Amortizable Intangible Assets

Amortization was $315,000 and $360,000 for the nine-month periods ended September 30, 2007 and 2006, respectively.

In connection with the Company’s acquisition of 100% of the outstanding ownership interests of CJD & Associates, L.L.C., additional payments of the purchase price have been made in the amount of $2,895,000 since the initial purchase in July of 2002 and recorded as Amortizable Intangible Assets.

As a result of the acquisition of CJD & Associates, L.L.C. on July 1, 2002, the Company recorded additional Amortizable Intangible Assets of $31,000 (net of accumulated amortization of $165,000).

(h) Investment in Businesses

The number of businesses purchased to hold in inventory for sale for the nine-month periods ended September 30, 2007 and 2006 was 17 and 32, respectively. Correspondingly, the number of businesses sold from inventory for the nine-month periods ended September 30, 2007 and 2006 was 14 and 33, respectively. At September 30, 2007 and December 31, 2006, the “Investment in Businesses” inventory consisted of 6 businesses and 3 businesses, respectively, with fair market values totaling $18,813,000 and $2,333,000, respectively.

(i) Deferred Charges

Net of amortization, the total balance of all deferred charges for the Company at September 30, 2007 and December 31, 2006 was $11,562,000 and $11,094,000, respectively.

Deferred charges include loan fees paid in 2004 and 2005 to establish and increase a line of credit with DZ BANK AG Deutsche Zentral-Genossenschaftsbank. Associated costs totaled $1,663,000, of which $696,000 was paid in 2004 to establish the line of credit, $300,000 was paid in 2005 to increase the line of credit, and $667,000 was paid in September 2007 to further increase the line of credit. Also included in deferred charges are costs associated with fees paid to establish lines of credit with Fifth Third Bank and Home Federal Savings and Loan. These costs totaled $423,000 and $168,000, respectively, and were paid in 2006. These costs are amortized over the period ending at the maturity date of the respective line of credit. Additional deferred charges include $4,646,000 in costs associated with the debt offering that occurred in November 2006 which will be amortized over the period ending at the maturity date of the debt. Net of amortization, the balance of deferred charges was $5,511,000 and $5,884,000 at September 30, 2007, and December 31, 2006.

Commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new business, have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are being amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy reserves. Net of amortization, the balance was $5,390,000 and $5,210,000 at September 30, 2007 and December 31, 2006, respectively.

Commissions and other costs of acquiring property and casualty insurance, which vary with, and are primarily related to, the production of new business, have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are being amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy reserves. Net of amortization, the balance was $661,000 at September 30, 2007.

(j) Per Share Data

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the nine-month periods ended September 30, 2007 and 2006 were $146,000 and $146,000, respectively.

	Nine months ended
(in thousands, except per share data)	September 30, 2007	September 30, 2006
Basic Earnings Per Share
Net Income	$8,852	$9,053
Less: Preferred Stock Dividends	(2,171)	(146)

Income Available to Common Stockholders	6,681	8,907
Average Common Stock Shares	13,152	12,498

Basic Earnings Per Share	$0.51	$0.71

	September 30, 2007		September 30, 2006
Diluted Earnings Per Share
Net Income		$8,852		$9,053
Less: Preferred Stock Dividends on Non-Convertible Shares		(146)		(146)

Income Available to Common Stockholders		8,706		8,907
Average Common Stock Shares	13,152		12,498
Plus: Assumed Exercise of 129,000 and 250,000 Stock Options	129		250
Assumed Exercise of 1,176,471 Preferred Stock	1,176	14,457	1,176	13,924

Diluted Earnings Per Share		$0.51		$0.64

(k) Advertising

Total advertising and marketing expense for the nine-month periods ended September 30, 2007 and 2006 was $11,093,000 and $10,029,000, respectively.

(l) Restricted Cash

In connection with Industrial Revenue Bonds, the amount of cash held at First National Bank of Phillipsburg at September 30, 2007 and December 31, 2006 was $43,000 and $71,000, respectively.

In connection with future loan payments of Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Securitization Company 2004A, LLC, Brooke Capital Company, LLC, Brooke Securitization Company V, LLC, Brooke Securitization Company 2006-1, LLC and Brooke Warehouse Funding, LLC, the amount of commissions held at September 30, 2007 and December 31, 2006 was $594,000 and $615,000, respectively.

The Company holds amounts in escrow in a cash account for certain borrowers for the purpose of paying debt service, property taxes and/or property insurance typically paid during the first year of the loan financing. The amount of escrowed cash held at September 30, 2007 and December 31, 2006 was $290,000 and $564,000, respectively.

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

(n) Securities

The carrying values of securities were $91,351,000 and $50,322,000 at September 30, 2007 and December 31, 2006, respectively, and consisted primarily of three types of securities (or retained residual assets): interest-only strip receivables in loans sold; retained over-collateralization interests in loans sold and cash reserves. The aggregate carrying values of the retained residual assets from the sale of loans was $89,480,000 and $50,320,000 at September 30, 2007 and December 31, 2006, respectively. The carrying value for the corresponding marketable securities approximates the fair value as calculated by the Company using reasonable assumptions. The value of the Company’s retained residual assets is subject to credit and prepayment risks on the transferred financial assets.

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

When the Company sells notes receivable to qualifying special purpose entities, it retains an interest-only strip receivable or retained interest. The carrying values of the interest-only strip receivable in loans sold to qualifying special purpose entities were $26,480,000 and $12,094,000 at September 30, 2007 and December 31, 2006, respectively. The amount of gain or loss recorded on the sale of notes receivable to qualifying special purpose entities depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the assets retained based on their relative fair value at the date of transfer. To initially obtain fair value of the retained interest-only strip receivable resulting from the sale of notes receivable to qualifying special purpose entities, quoted market prices are used if available. However, quotes are generally not available for such retained residual assets. Therefore, the Company typically estimates fair value for these assets. The fair value of the interest-only strip receivables retained is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (10.00% annually) and discount rates (11.00%) commensurate with the risks involved. The amount of unrealized gain on the retained residual assets was $2,158,000 and $89,000 at September 30, 2007 and December 31, 2006, respectively. The interest-only strip receivables have varying dates of maturity ranging from the fourth quarter of 2014 to the second quarter of 2021.

When the Company sells notes receivable to qualifying special purpose entities, it retains an over-collateralization interests in loans sold and cash reserves. The carrying values of retained over-collateralization interests were $62,150,000 and $37,003,000 at September 30, 2007 and December 31, 2006, respectively. The carrying values of cash reserves were $850,000 and $1,223,000 at September 30, 2007 and December 31, 2006, respectively. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have issued asset-backed securities has been estimated at the par value (carrying value) of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have secured bank debt, is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (10.00% annually) and discount rates (11.00%) commensurate with the risks involved. The cash reserves do not represent credit enhancement reserves for benefit of the asset-backed security holders and creditors of the qualifying special purpose entities. These reserves are for the benefit of the third party trustee and servicer and if not used for excessive trustee and servicer expenses, the funds will be returned to the Company once the last note receivable held by the qualifying special purpose entity has matured. If excessive expenses are incurred by the trustee and servicer the Company will expense the reduction of the cash reserve. No excessive expenses have been incurred by the trustees and servicers to date. Therefore, the fair value of the cash reserves has been estimated at the cash value of the reserve account.

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

Footnote 2 also contains a table summarizing the principal balances of loans managed by the Company. Included within the table are delinquency and net credit loss trends of managed receivables at September 30, 2007 and December 31, 2006.

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

Trading securities are those securities that may be purchased and held principally for the purpose of selling in the near term. Such securities are carried at fair value with unrealized gains or losses included in earnings.

Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Unrealized losses for securities classified as held to maturity and available for sale judged to be other than temporary are charged to operations. As of September 30, 2007 and December 31, 2006, all investment securities within the Company’s portfolio were classified as available-for-sale.

(o) Other Operating Interest Expense

Operating interest expense includes (1) interest paid by the Company’s finance subsidiary to DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Fifth Third Bank, and Home Federal Savings and Loan Association of Nebraska on line of credit loans for the purpose of originating insurance agency loans, originating funeral home loans and financing the over-collateralization portion of loans funded with the other lines of credit, and (2) interest incurred to hold loans on balance sheet, and is, therefore, an operating expense. The operating interest expense for the nine-month periods ending September 30, 2007 and 2006 was $2,417,000 and $1,881,000, respectively.

(p) Interest-only Strip Receivable

The aggregate carrying values of interest-only-strip receivables were $7,925,000 and $4,497,000 at September 30, 2007 and December 31, 2006, respectively. The amount of unrealized gain on the interest-only strip receivable was $268,000 at September 30, 2007 and $94,000 at December 31, 2006. The interest-only strip receivables have varying dates of maturities ranging from the third quarter of 2011 to the first quarter of 2027.

(q) Investments

At September 30, 2007 and December 31, 2006, the Company classifies all of its fixed maturity and equity investments as available-for-sale securities and carries them at fair value with unrealized gains and losses, net of applicable income taxes, reported in other comprehensive income. Available-for-sale securities are those that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, liquidity needs, regulatory capital considerations and other similar factors.

Available-for-sale securities at September 30, 2007 and December 31, 2006 are summarized as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2007:
U.S. Treasury	$1,718	$5	$(4)	$1,719
U.S. Government Agency	29,302	57	(102)	29,257
Corporate bonds	19,807	73	(623)	19,257

Total Fixed Maturities	$50,827	$135	$(729)	$50,233

Equity securities	$886	$118	$(55)	$949

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006:
U.S. Government Agency	$1,559	$10	$18	$1,551
Corporate bonds	10,973	75	300	10,748

Total Fixed Maturities	$12,532	$85	$318	$12,299

Equity securities	$258	$29	$4	$283

The amortized cost and fair value of fixed maturities at September 30, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.

	September 30, 2007
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,124	$2,122
Due after one year through five years	8,074	8,024
Due after five years through ten years	10,143	9,854
Due after ten years	6,018	5,785
Mortgage-backed bonds	24,468	24,448

	$50,827	$50,233

The fair values for investments in fixed maturities are based on quoted market prices.

Brooke Savings Bank has blanket collateral agreements with the Federal Home Loan Bank in order to obtain advances. Advances of $12,635,000 were obtained and are secured by qualifying mortgage-backed securities, with fair values of approximately $13,689,000 at September 30, 2007.

The Company has also pledged or deposited securities with various state insurance departments and institutions to meet statutory and other requirements. At September 30, 2007, the fair value of these securities pledged or otherwise deposited were approximately $4,734,000.

Other investments are carried at amortized cost less principal reductions. Discounts originating at the time of purchase, net of capitalized acquisition costs, are amortized using the level yield method on an individual basis over the remaining contractual term of the investment. Other investments totaled $5,687,000 and $5,445,000 at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007 other investments included approximately $3,363,000 in purchased assignments of lottery prize cash flows. Payments on these assignments are made by state run lotteries and, as such, are backed by the general credit of the respective states. Also included in other investments at September 30, 2007 are mortgage loans on real estate of approximately $1,879,000, investments in real estate of approximately $275,000 and policy loans of approximately $170,000.

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

(s) Warrant Obligation

The Brooke Credit warrant obligation consisted of detachable warrants issued in connection with a debt offering during the fourth quarter of 2006. During July 2007, the warrants were amended to remove the put option. The decrease in the market value of the liability from December 31, 2006 until July 2007, $467,000, was recorded as a reduction of interest expense for the nine months ended September 30, 2007.

Also in accordance with SFAS 150, the note holder warrants were initially recorded as a discount to the notes based on the fair market value of the warrants at November 1, 2006, or approximately $2,737,000. The discount on the notes is amortized over the life of the notes using the effective interest method. The amount of amortization resulting from discount accretion for the period ended September 30, 2007 was $197,000. At September 30, 2007 the balance of the discount was $2,499,000.

(t) Deposits

Deposits as of September 30, 2007 are summarized below:

(in thousands)	2007 Amount
Noninterest-bearing checking	$2,440
Savings	54
Interest-bearing checking	9,436
Money market	4,020

15,950
Certificates of deposit	6,441
IRAs	360

$22,751

As of September 30, 2007, scheduled maturities of certificates of deposit and IRA accounts are shown below:

(in thousands)	Amount
Within one year	$5,876
One to three years	616
Three to five years	309
Over five years	—

$6,801

As of September 30, 2007, there were 14 certificate of deposit accounts of $100,000 or more totaling $3,426,000. These deposits are insured up to $100,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation and is backed by the full faith and credit of the U. S. government.

Regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict usage of a portion of Brooke Savings Bank’s available cash balances from everyday usage in its operations. The minimum reserve requirements as of September 30, 2007 totaled $120,000.

Interest expense on deposits totaled approximately $362,000 for the nine month period ended September 30, 2007.

2. Notes Receivable

At September 30, 2007 and December 31, 2006, accounts and notes receivable consisted of the following:

(in thousands)	09/30/2007	12/31/2006
Business loans	$561,406	$422,684
Less: Business loans sold	(495,369)	(324,389)
Real estate loans	98,949	60,594
Less: Real estate loans sold	(69,933)	(21,585)
Loans with subsidiaries	15,904	5,858
Less: Subsidiary loans sold	(15,904)	(5,858)
Plus: Loan participations not classified as a true sale	17,850	26,849
Other loans	636	—

Total notes receivable, net	113,539	164,153
Interest earned not collected on notes*	5,417	3,401
Customer receivables	25,588	20,666
Deferred loan fees	—	—
Allowance for doubtful accounts	(4,119)	(1,466)

Total accounts and notes receivable, net	$140,425	$186,754

*	The Company has a corresponding liability for interest payable to participating lenders in the amounts of $1,867,000 and $903,000 at September 30, 2007 and December 31, 2006, respectively.

The transfers that do not meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as secured borrowings and the balances are recorded as both a note receivable asset and participation payable liability. At September 30, 2007 and December 31, 2006, secured borrowings totaled $17,850,000 and $26,849,000, respectively.

Of the notes receivable sold, at September 30, 2007 and December 31, 2006, $547,452,000 and $319,125,000, respectively, were accounted for as sales because the transfers meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

In April 2003, Brooke Credit Corporation sold $15,825,000 of loans to qualifying special purpose entity Brooke Acceptance Company LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $13,350,000 of asset-backed securities were issued to accredited investors by Brooke Acceptance Company LLC. Brooke Credit Corporation received servicing income of $2,000 and $4,000, respectively, from the primary servicer for the nine-month periods ended September 30, 2007 and 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $1,155,000 and $2,307,000, respectively, on September 30, 2007 and December 31, 2006. This security is comprised of retained interest-only strip receivable totaling $90,000, retained over-collateralization interests in the special purchase entity totaling $940,000 and cash reserves totaling $125,000.

In November 2003, Brooke Credit Corporation sold $23,526,000 of loans to qualifying special purpose entity Brooke Captive Credit Company 2003, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $18,500,000 of asset-backed securities were issued to accredited investors by Brooke Captive Credit Company 2003, LLC. Brooke Credit Corporation received servicing income of $3,000 and $7,000, respectively, from the primary servicer for the nine-month periods ended September 30, 2007 and 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the

Company’s books as a security with balances of $2,091,000 and $3,511,000, respectively, on September 30, 2007 and December 31, 2006. This security is comprised of retained interest-only strip receivable totaling $127,000, retained over-collateralization interests in the special purchase entity totaling $1,839,000 and cash reserves totaling $125,000.

In June 2004, Brooke Credit Corporation sold $24,832,000 of loans to qualifying special purpose entity Brooke Securitization Company 2004A, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $20,000,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company 2004A, LLC. Brooke Credit Corporation received servicing income of $4,000 and $6,000, respectively, from the primary servicer for the nine-month periods ended September 30, 2007 and 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $3,727,000 and $3,612,000, respectively, on September 30, 2007 and December 31, 2006. This security is comprised of retained interest-only strip receivable totaling $1,121,000, retained over-collateralization interests in the special purchase entity totaling $2,481,000 and cash reserves totaling $125,000.

In March 2005, Brooke Credit Corporation sold $40,993,000 of loans to qualifying special purpose entity Brooke Capital Company, LLC. This sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $32,000,000 of asset-backed securities were issued to accredited investors by Brooke Capital Company, LLC. Brooke Credit Corporation received servicing income of $23,000 and $28,000, respectively, from the primary servicer for the nine-month periods ended September 30, 2007 and 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $7,829,000 and $9,339,000, respectively, on September 30, 2007 and December 31, 2006. This security is comprised of retained interest-only strip receivable totaling $1,772,000, retained over-collateralization interests in the special purchase entity totaling $5,932,000 and cash reserves totaling $125,000.

In December 2005, Brooke Credit Corporation sold $64,111,000 of loans to qualifying special purpose entity Brooke Securitization Company V, LLC. The sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $51,500,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company V, LLC. Brooke Credit Corporation received servicing income of $35,000 and $47,000, respectively, from the primary servicer for the nine-month periods ended September 30, 2007 and 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $11,280,000 and $14,891,000, respectively, on September 30, 2007 and December 31, 2006. This security is comprised of retained interest-only strip receivable totaling $3,360,000, retained over-collateralization interests in the special purchase entity totaling $7,745,000 and cash reserves totaling $175,000.

In July 2006, Brooke Credit Corporation sold $65,433,000 of loans to qualifying special purpose entity Brooke Securitization Company 2006-1, LLC. The sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $52,346,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company 2006-1, LLC. Brooke Credit Corporation received servicing income of $46,000 and $11,000, respectively, from the primary servicer for the nine-month periods ended September 30, 2007 and 2006. The fair value of the difference between loans sold and securities issued to accredited investors and the fair value of interest receivable retained were recorded on the Company’s books as a security with balances of $14,808,000 and $16,660,000, respectively, on September 30, 2007 and December 31, 2006. This security is comprised of retained interest-only strip receivable totaling $3,795,000, retained over-collateralization interests in the special purchase entity totaling $10,838,000 and cash reserves totaling $175,000.

In March 2007, Brooke Credit Corporation initiated a $150,000,000 facility to sell, on a revolving basis, a pool of its loans, while retaining residuals assets such as interest-only strip receivables and a subordinated over-collateralization interest in the receivables. The eligible receivables are sold to Brooke Warehouse Funding, LLC, a wholly owned bankruptcy-remote special purpose entity, without legal recourse to Brooke Credit Corporation. Brooke Warehouse Funding, LLC then entered into a participation agreement with Brooke Acceptance Company 2007-1, LLC to sell an undivided senior participation interest in all of the assets of Brooke Warehouse Funding, LLC. Brooke Acceptance Company 2007-1, LLC entered into an amended and restated receivables financing agreement with Fifth Third Bank which extended a credit facility to Brooke Acceptance Company 2007-1 LLC to provide funds to acquire such participation interests with a facility line of credit of $150,000,000. The facility qualifies for true sale treatment under SFAS 140. As of September 30, 2007, the outstanding balance of sold accounts receivable held by Brooke Warehouse Funding, LLC and participated to Brooke Acceptance Company 2007-1, LLC totaled $180,270,000 which were removed from the consolidated balance sheet at that date. The fair value of the difference between loans sold and advanced portion on the facility, or the fair value of retained residual assets, were recorded on the Company’s books as a security with balances of $48,590,000 on September 30, 2007. This retained security is comprised of retained interest-only strip receivable totaling $16,216,000 and retained over-collateralization interests in the special purpose entity totaling $32,374,000. The Company received servicing income as sub-servicer of the facility of $103,000 for the nine months ended September 30, 2007.

At September 30, 2007 and December 31, 2006, the Company had transferred assets with balances totaling $547,452,000 and $319,125,000, respectively, resulting in pre-tax gains for the nine-month periods ended September 30, 2007 and 2006 of $15,341,000 and $6,079,000, respectively.

At September 30, 2007 and December 31, 2006, the fair value of retained interest-only strip receivables recorded by the Company was $34,405,000 and $16,591,000, respectively. Of the totals at September 30, 2007, $7,925,000 was listed as interest-only strip receivable on the Company’s balance sheet and $26,480,000 in retained interest-only strip receivable carried in the Company’s securities. Of the totals at December 31, 2006, $4,497,000 was listed as interest-only strip receivable on the Company’s balance sheet and $12,094,000 in retained interest-only strip receivables carried in the Company’s securities.

Of the business and real estate loans at September 30, 2007 and December 31, 2006, $144,000 and $2,247,000, respectively, in loans were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. At September 30, 2007, all such recourse loans: a) had no balances more than 60 days past due; and b) had adequate collateral. No recourse loan participations were in default at September 30, 2007.

At September 30, 2007 and December 31, 2006, the value of the servicing asset recorded by the Company was $6,348,000 and $4,512,000, respectively.

At September 30, 2007 and December 31, 2006, the value of the servicing liability recorded by the Company was $17,000 and $24,000, respectively.

At September 30, 2007, key economic assumptions used in measuring the retained interest-only strip receivables and servicing assets when loans were sold during the year were as follows (rates per annum):

	Business Loans (Adjustable- Rate Stratum)*	Business Loans (Fixed- Rate Stratum)
Prepayment speed	10.00%	8.00%
Weighted average life (months)	121	131
Expected credit losses	0.50%	0.21%
Discount rate	11.00%	11.00%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%-4.00%). Contract terms vary but, for loans prior to the third quarter of 2004, the rate is adjusted annually on December 31. Beginning in the third quarter of 2004, contract terms on new loans are adjusted monthly or daily to an index as noted above.

At September 30, 2007, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

(in thousands except percentages)	Business Loans (Fixed & Adjustable Rate Strata)
Prepayment speed (annual rate)	8.00% - 10.00%
Impact on fair value of 10% adverse change	$(778)
Impact on fair value of 20% adverse change	$(1,533)
Expected credit losses (annual rate)	0.21% - 0.50%
Impact on fair value of 10% adverse change	$(332)
Impact on fair value of 20% adverse change	$(657)
Discount rate (annual)	11.00%
Impact on fair value of 10% adverse change	$(1,513)
Impact on fair value of 20% adverse change	$(2,808)

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interest-only strip receivables and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interest-only strip receivables and servicing assets on loans sold totaling $547,452,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interest-only strip receivables in loans sold to participating lenders and loans sold to qualifying special purpose entities.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Servicing Asset

	Fixed & Adjustable Rate Strata
(in thousands)	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from loan servicing fees	$12,071	$11,832
Servicing expense	(2,166)	(2,122)
Discount of estimated cash flows at 11.00% rate	(3,704)	(3,609)

Carrying value of servicing asset after effect of increases	6,201	6,101
Carrying value of servicing asset before effect of increases	6,348	6,348

Decrease of carrying value due to increase in prepayments	$(147)	$(247)

Effect of Increases in Assumed Prepayment Speed on Retained Interest-Only Strip Receivable (including retained interest-only strip receivables carried in the Securities balance)

	Fixed & Adjustable Rate Strata
(in thousands)	10% Prepayment Increase	20% Prepayment Increase
Estimated cash flows from interest income	$57,602	$56,162
Estimated credit losses	(5,411)	(5,009)
Discount of estimated cash flows at 11.00% rate	(18,417)	(18,034)

Carrying value of retained interests after effect of increases	33,774	33,119
Carrying value of retained interests before effect of increases	34,405	34,405

Decrease of carrying value due to increase in prepayments	$(631)	$(1,286)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest-Only Strip Receivable (including retained interest-only strip receivables carried in the Securities balance)

	Fixed & Adjustable Rate Strata
(in thousands)	10% Credit Loss Increase	20% Credit Loss Increase
Estimated cash flows from interest income	$59,009	$59,009
Estimated credit losses	(5,733)	(6,190)
Discount of estimated cash flows at 11.00% rate	(19,203)	(19,071)

Carrying value of retained interests after effect of increases	34,073	33,748
Carrying value of retained interests before effect of increases	34,405	34,405

Decrease of carrying value due to increase in credit losses	$(332)	$(657)

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Fixed & Adjustable Rate Strata
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from loan servicing fees	$12,410	$12,410
Servicing expense	(2,244)	(2,244)
Discount of estimated cash flows	(4,047)	(4,245)

Carrying value of servicing asset after effect of increases	6,119	5,921
Carrying value of servicing asset before effect of increases	6,348	6,348

Decrease of carrying value due to increase in discount rate	$(229)	$(427)

Effect of Increases in Assumed Discount Rate on Retained Interest-Only Strip Receivable (including retained interest-only strip receivables carried in the Securities balance)

	Fixed & Adjustable Rate Strata
(in thousands)	10% Discount Rate Increase	20% Discount Rate Increase
Estimated cash flows from interest income	$59,009	$59,009
Estimated credit losses	(5,260)	(5,260)
Discount of estimated cash flows	(20,628)	(21,725)

Carrying value of retained interests after effect of increases	33,121	32,024
Carrying value of retained interests before effect of increases	34,405	34,405

Decrease of carrying value due to increase in discount rate	$(1,284)	$(2,381)

The following is an illustration of disclosure of static pool credit losses to the Company for loan participations sold and loans sold to qualifying special purpose entities. “Static pool credit loss” is an analytical tool that matches credit losses with the corresponding loans so that loan growth does not distort or minimize actual loss rates. The Company discloses static pool loss rates by measuring credit losses for loans originated in each of the last three years.

	Recourse & Securitized Loans Sold in
	2007	2006	2005
Actual & Projected Credit Losses (%) at:
September 30, 2007	0.00%	0.00%	0.60%
December 31, 2006		0.00	0.16
December 31, 2005			0.00

The following table presents quantitative information about the Company managed portfolio, including balances, delinquencies and net credit losses at and for the periods ended September 30, 2007 and December 31, 2006. At and for the periods ended September 30, 2007 and December 31, 2006.

	Total Principal Amount of Loans		Principal Amounts 60 or More Days Past Due*		Net Credit Losses**
(in thousands)	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006	September 30, 2007	December 31, 2006
Loan portfolio consists of:
Loans on balance sheet****	$95,465	$82,111	$7,761	$1,931	$186	$168
Loans on balance sheet held in bankruptcy-remote warehouses	—	82,042	—	—	—	—
Loans participated***	234,363	151,255	1,840	360	—	—
Loans securitized and sold to qualifying special purpose entities	313,089	167,870	7,362	—	1,000	357

Total loans managed	$642,917	$483,278	$16,963	$2,291	$1,186	$525

*	Loans 60 days or more past due are based on end of period loan balances.

**	Net credit losses are based on total loans outstanding. The net credit losses are net of recoveries, including recoveries from the proceeds of financial guaranty policies.
***	Loans participated represents true sale loan participations sold.
****	Loans on the balance sheet exclude a reserve for credit loss of $830,000 at September 30, 2007 and $0 at December 31, 2006

3. Property and Equipment

A summary of property and equipment and depreciation is as follows:

(in thousands)	September 30, 2007	December 31, 2006
Furniture	$6,287	$3,833
Office and computer equipment	4,039	3,306
Automobiles and airplanes	1,665	1,499
Building and leasehold improvements	11,520	10,174
Land	1,446	1,386

	24,957	20,198
Less: Accumulated depreciation	(6,047)	(4,404)

Property and equipment, net	$18,910	$15,794

Depreciation expense	$1,318	$1,207

4. Bank Loans, Notes Payable, and Other Long-Term Obligations

(in thousands)	September 30, 2007	December 31, 2006
Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 9.75%. Interest rates on these notes range from 4.00% to 7.00% and maturities range from October 2007 to September 2015.	$24,782	$19,300
Valley View Bank line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit was extended to August 2008. Interest rate is variable and was 7.75% at September 30, 2007, with interest and principal due monthly.	3,700	2,605
Fifth Third Bank, Canadian Branch line of credit. Maximum line of credit available of $10,000,000 (Canadian dollars). Collateralized by notes receivable. Line of credit due February 2007, subsequently extended to February 2008. Interest rate is variable and was 7.00% at September 30, 2007, with interest due monthly.	8,622	8,329
Fifth Third Bank, line of credit. Maximum line of credit available of $85,000,000. Collateralized by notes receivable. Due September 2009. The loan was paid in full on March 30, 2007	—	68,233
Home Federal Savings and Loan Association of Nebraska, line of credit. Maximum line of credit available of $7,500,000. Collateralized by notes receivable. Line of credit due November 2009. Interest rate is variable and was 9.00% at September 30, 2007, with interest and principal due monthly.	6,502	7,477
DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit. Maximum line of credit available increased from $80,000,000 to $150,000,000. Collateralized by notes receivable. Line of credit due August 2009. Interest rate is variable and was at 6.45% at September 30, 2007, with interest due monthly.	—	—
Company debt with banks. These notes are payable to banks and collateralized by various assets of the Company. Interest rates on these notes range from 7.75% to 12.25%. Maturities range from November 2007 to September 2021.	46,249	29,030

(in thousands)	September 30, 2007	December 31, 2006
Falcon Mezz. Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC note payable. This $45,000,000 note has an associated discount of $2,499,000 at September 30, 2007. Collateralized by assets of the Company. The note principal is due at maturity, April 2013. Interest rate is fixed at 12.00%, with interest due quarterly.	42,501	42,304

Total bank loans and notes payable	132,356	177,278
Capital lease obligation (See Note 5)	435	515

Total bank loans, notes payable and other long-term obligations	132,791	177,793
Less: Current maturities and short-term debt	(77,389)	(122,003)

Total long-term debt	$55,402	$55,790

The renewal rights associated with the collateral interests of seller notes payable had estimated annual commissions of $55,142,000 and $39,369,000 at September 30, 2007 and December 31, 2006, respectively.

Interest incurred on bank loans, notes payable and other long-term obligations for the periods ended September 30, 2007 and 2006 was $10,714,000 and $6,298,000, respectively.

Bank loans, notes payable and other long-term obligations mature as follows:

Twelve Months Ended September 30 (in thousands)	Bank Loans & Notes Payable	Capital Lease	Total
2008	$77,299	$90	$77,389
2009	6,052	90	6,142
2010	1,735	100	1,835
2011	705	100	805
2012	548	55	603
Thereafter	46,017	—	46,017

	$132,356	$435	$132,791

5. Long-Term Debt, Capital Leases

Future capital lease payments and long-term operating lease payments are as follows:

Twelve Months Ended September 30 (in thousands)	Capital Real Estate	Operating Real Estate	Total
2008	$121	$11,096	$11,217
2009	115	9,944	10,059
2010	118	5,500	5,618
2011	110	2,235	2,345
2012	57	643	700
2013	—	—	—

Total minimum lease payments	521	$29,418	$29,939

Less amount representing interest	(86)

		December 31, 2006
Total obligations under capital leases	435	$515
Less current maturities of obligations under capital leases	(90)	(80)

Obligations under capital leases payable after one year	$345	$435

6. Income Taxes

Net income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. The elements of income tax expense are as follows:

(in thousands)	September 30, 2007	September 30, 2006
Current	$421	$3,312
Deferred	5,532	1,913

	$5,953	$5,225

For the nine-month period ended September 30, 2007, income of $53,000 was earned in Bermuda and is included in the U.S. federal tax.

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	September 30, 2007	September 30, 2006
U.S. federal statutory tax rate	35%	35%
State statutory tax rate	4	4
Miscellaneous	(1)	(2)

Effective tax rate	38%	37%

Reconciliation of income tax receivable:

(in thousands)	September 30, 2007	December 31, 2006
Income tax receivable – Beginning balance, January 1	$480	$830
Income tax receivable acquired	599	—
Income tax payments over (under) current tax liability	318	(350)

Income tax receivable – Ending balance	$1,397	$480

Reconciliation of deferred tax liability:

(in thousands)	September 30, 2007	December 31, 2006
Deferred income tax liability – Beginning balance, January 1	$7,594	$5,141
Accumulated other comprehensive income, unrealized gain (loss) on interest-only strip receivables	822	163
Accelerated tax depreciation		(68)
Gain on sale of notes receivable	5,508	2,358

Ending Balance	$13,924	$7,594

(in thousands)	September 30, 2007	December 31, 2006
Deferred income tax liability-Current	$1,583	$1,439
Deferred income tax liability-Long-term	12,341	6,155

Deferred income tax liability-Total	$13,924	$7,594

Deferred tax liabilities were recorded to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.

7. Employee Benefit Plans

The Company has a defined contribution retirement plan covering substantially all employees. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. Effective January 1, 2007, the Company elected to match 50% of the employee’s contributions up to a maximum of 3% of compensation for the year, subject to a maximum contribution per individual of $3,000 for the plan year. The employer contribution of $250,000 was charged to expense for the nine-month period ended September 30, 2007. No employer contributions were charged to expense for the nine-month period ended September 30, 2006.

Delta Plus Holdings, Inc. has a profit sharing/401-K plan for eligible employees. Participants may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company matches 25% of the employee’s contributions up to a maximum of 8% of the employee’s respective compensation level.

8. Concentration of Credit and Deposit Risk

At September 30, 2007, the Company had account balances of $21,466,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

At September 30, 2007, the Company, through its qualifying special purposes entity subsidiaries, had $147,449,000 in off-balance sheet debt outstanding to one financial institution, representing 47% of the total assets then sold through qualifying special purpose entities, and had also sold asset-backed securities totaling $60,527,000 to one financial institution, representing 19% of the total assets then sold through qualifying special purpose entities. At September 30, 2007, the Company had sold participation interests in loans totaling $110,993,000 to two financial institutions. This represents 41% of the participation interests then sold.

As of September 30, 2007, approximately 39% of Brooke Savings Bank’s loan portfolio and current business activity is with customers located within the states of Missouri and Kansas. A significant portion of deposit sources represent insurance proceeds from Kansas City Life insurance policies.

Brooke Savings Bank has interest bearing checking accounts with potentially high volatility. These deposits of approximately $9,345,000 at September 30, 2007 were opened for beneficiaries of life insurance policies underwritten by Kansas City Life Insurance Company. Beneficiaries can withdraw funds from the accounts at any time, without penalty and, as such, these deposits may be susceptible to a rapid run-off rate.

9. Segment and Related Information

The Company had three reportable segments in 2006 and has four reportable segments in 2007. For the period ended September 30, 2007 the segments consisted of its Insurance Services Business, its Brokerage Business, its Lending Services Business and its Banking Services Business. For the periods ended September 30, 2006 the segments consisted of its Franchise Services Business, its Brokerage Business and its Lending Services Business.

The Company assesses administrative fees to each business segment for legal, corporate and administrative services. Administrative fees for Insurance Services, Lending Services, Brokerage Business and Banking Services for the nine-month period ended September 30, 2007 totaled $2,405,000, $1,687,500, $45,000 and $22,500, respectively, and for the three segments existing during the nine-month period ended September 30, 2006 totaled $3,600,000, $1,350,000 and $1,350,000, respectively.

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

The tables below reflect summarized financial information concerning the Company’s reportable segments for the three-month and nine-month periods ended September 30, 2007 and 2006:

For the three months ended September 30, 2007 (in thousands)	Insurance Services Business	Brokerage Business	Lending Services Business	Banking Services	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$27,966	$890	$—	$—	$—	$—	$28,856
Policy fee income	—	116	—	—	—	—	116
Insurance premiums earned	3,751	—	—	—	311	(277)	3,785
Interest income	609	3	6,712	638	192	(289)	7,865
Gain on sale of notes receivable	—	—	3,757	—	—	—	3,757
Consulting fees	3,464	—	—	—	—	(716)	2,748
Initial franchise fees for basic services	5,940	—	—	—	—	—	5,940
Initial franchise fees for buyers assistance plans	—	—	—	—	—	—	—
Gain on sale of businesses	247	—	—	—	—	—	247
Other income	806		445	19	80	(599)	751
Total Operating Revenues	42,783	1,009	10,913	657	583	(1,880)	54,065
Interest expense	709	33	2,115	—	706	(272)	3,291
Commissions expense	24,136	276	—	—	—	(1,864)	22,548
Payroll expense	6,614	415	1,638	190	563	—	9,421
Depreciation and amortization	678	92	380	5	27	(95)	1,087
Insurance loss and loss expense	1,996	—	—	—	525	—	2,520
Other operating expenses	6,631	134	3,132	390	4,429	353	15,069
Minority interest in subsidiary	—	—	—	—	—	827	827
Total Expenses	40,765	951	7,265	585	6,250	(1,053)	54,763
Income Before Income Taxes	2,018	59	3,647	72	(5,667)	(827)	(698)
Segment assets	129,096	22,710	234,922	48,431	130,910	(165,260)	400,809
Expenditures for segment assets	4,327	—	41,083	—	—	—	45,410

For the three months ended September 30, 2006 (in thousands)	Insurance Services Business	Brokerage Business	Lending Services Business	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$24,582	$866	$—	$—	$—	$25,448
Policy fee income	—	140	—	—	—	140
Insurance premiums earned	—	—	—	640	(12)	628
Interest income	77	4	5,248	152	(75)	5,406
Gain on sale of notes receivable	—	—	4,193	—	(6)	4,187
Consulting fees	450	1,640	—	—	—	2,090
Initial franchise fees for basic services	8,670	—	—	—	—	8,670
Initial franchise fees for buyers assistance plans	405	—	—	—	—	405
Gain on sale of businesses	180	—	—	—	—	180
Other income	512	322	239	1,350	(882)	1,541
Total Operating Revenues	34,876	2,972	9,680	2,142	(975)	48,695
Interest expense	441	37	1,775	511	(74)	2,690
Commissions expense	20,475	281	—	—	—	20,756
Payroll expense	5,956	575	396	868	—	7,795
Depreciation and amortization	17	119	233	308	3	680
Insurance loss and loss expense	—	—	—	450	—	450
Other operating expenses	9,562	1,080	2,661	(141)	(894)	12,268
Total Expenses	36,451	2,092	5,065	1,996	(965)	44,639
Income Before Income Taxes	1,575	880	4,615	146	(10)	4,056
Segment assets	57,007	10,290	190,217	80,897	(102,415)	235,996
Expenditures for segment assets	—	—	13,312	5,251	—	18,563

For the nine months ended September 30, 2007 (in thousands)	Insurance Business	Brokerage Business	Lending Services Business	Banking Services	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$87,661	$2,258	$—	$—	$—	$—	$89,918
Policy fee income	—	372	—	—	—	—	372
Insurance premiums earned	8,829	—	—	—	860	(715)	8,974
Interest income	1,657	17	19,510	1,818	553	(763)	22,792
Gain on sale of notes receivable	—	—	15,343	—	—		15,342
Consulting fees	9,136	—	—	—	—	(1,658)	7,478
Initial franchise fees for basic services	25,905	—	—	—	—	—	25,905
Initial franchise fees for buyers assistance plans	455	—	—	—	—	—	455
Gain on sale of businesses	2,089	—	—	—	—	—	2,089
Other income	2,242		794	73	240	(1,975)	1,374
Total Operating Revenues	137,974	2,646	35,647	1,875	1,653	(5,110)	174,684
Interest expense	1,979	104	7,289	—	2,103	(763)	10,714
Commissions expense	67,579	846	—	—	—	—	68,425
Payroll expense	19,697	1,189	2,762	533	2,077	—	26,258
Depreciation and amortization	1,075	292	960	10	759		3,097
Insurance loss and loss expense	4,920		—		1,076	—	5,995
Other operating expenses	34,422	604	7,365	1,105	8,849	(4,348)	43,839
Minority interest in subsidiary	1,011	—	540	—	—	—	1,551
Total Expenses	131,684	3,035	18,917	1,648	10,705	(5,110)	159,879
Income Before Income Taxes	7,290	(390)	16,730	227	(9,052)	—	14,805
Segment assets	129,096	22,710	234,922	48,431	130,910	(165,260)	400,809
Expenditures for segment assets	4,327	—	41,083	—	—		45,410

For the nine months ended September 30, 2006 (in thousands)	Insurance Services Business	Brokerage Business	Lending Services Business	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$75,958	$2,329	$—	$—	$—	$78,287
Policy fee income	—	444	—	—	—	444
Insurance premiums earned	—	—	—	846	(59)	787
Interest income	199	14	12,886	380	(242)	13,237
Gain on sale of notes receivable	—	—	6,068	—	11	6,079
Consulting fees	2,051	3,945	—	—	—	5,996
Initial franchise fees for basic services	22,725	—	—	—	—	22,725
Initial franchise fees for buyers assistance plans	2,937	—	—	—	—	2,937
Gain on sale of businesses	3,061	—	—	—	—	3,061
Other income	1,558	911	462	1,364	(2,402)	1,893
Total Operating Revenues	108,489	7,643	19,416	2,590	(2,692)	135,446
Interest expense	1,261	115	4,199	964	(241)	6,298
Commissions expense	59,531	864	—	—	—	60,395
Payroll expense	17,390	1,547	1,190	2,459	—	22,586
Depreciation and amortization	51	338	617	788	8	1,802
Insurance loss and loss expense	—	—	—	450	—	450
Other operating expenses	26,164	2,746	4,647	(1,459)	(2,461)	29,637
Total Expenses	104,397	5,610	10,653	3,202	(2,694)	121,168
Income Before Income Taxes	4,092	2,033	8,763	(612)	2	14,278
Segment assets	57,007	10,290	190,217	80,897	(102,415)	235,996
Expenditures for segment assets	—	—	13,312	7,883	—	21,195

10. Related Party Information

Robert D. Orr, Chairman and Chief Executive Officer, and Leland G. Orr, Chief Financial Officer and Treasurer, own a controlling interest in Brooke Holdings, Inc. which owned 41.28% of the Company’s common stock at September 30, 2007.

Michael S. Lowry, President and Chief Executive Officer of Brooke Credit Corporation, is a member of First Financial Group, L.C. Kyle L. Garst Chief Executive Officer of Brooke Franchise Corporation and Director of Brooke Corporation, is the sole manager and sole member of American Financial Group, L.L.C. In October 2001, First Financial Group, L.C. and American Financial Group, L.L.C. each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.50% profit interest in The Wallace Agency. The loan was originated on

October 15, 2001 and is scheduled to mature on January 1, 2014. At September 30, 2007, $91,000 of the entire loan principal balance of $291,000 was sold to unaffiliated lenders. The Company’s exposure to loss on this loan totals $200,000, which represents Brooke Credit Corporation’s loan balance. First Financial Group, L.C. and American Financial Group, L.L.C. each sold its ownership interest in the Wallace Agency, L.L.C. back to the Wallace Agency, L.L.C. in March 2007.

Anita F. Larson, Chairman of the Board and Director of Brooke Credit Corporation, is married to John Arensberg, a partner in Arensberg Insurance of Overland Park, Kansas. Arensberg Insurance is a franchisee of Brooke Franchise Corporation pursuant to a standard form franchise agreement, and utilizes the administrative and processing services of Brooke Franchise Corporation’s service center employees pursuant to a standard form service center agreement. Brooke Franchise Corporation receives in excess of $135,000 in fees from the franchisee in connection with each of these agreements.

The Company has certain obligations, and made certain commitments, on behalf of Brooke Credit in conjunction with financing and securitization arrangements.

For cash management purposes, the Company sometimes commingles its funds with those of its unregulated subsidiaries and/or parent companies. As of September 30, 2007, the Company’s cash balances included $10,800,000 from Brooke Holdings and $3,300,000 from Brooke Capital.

11. Acquisitions and Divestitures

In July 2002, the Company acquired 100% of the outstanding ownership interests of CJD & Associates, L.L.C. for an initial purchase price of $2,025,000. Additional payments of the purchase price in the amount of $2,895,000 have been made since the initial purchase through September 30, 2007.

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

The Bank operates under the name Brooke Savings Bank and its operations will be conducted through contracted bank agents, who will leverage existing relationships with Brooke Franchise Corporation franchisees and other independent insurance agents by providing additional products and services that complement the standard property and casualty insurance policies typically offered by these agents. The Bank’s main retail banking office was relocated from Kansas City, Missouri to Phillipsburg, Kansas, and its administrative offices were relocated to Overland Park, Kansas.

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

As previously indicated, the Bank’s results of operations have been included in the accompanying consolidated financial statements since its acquisition on January 8, 2007. Accordingly, the following information as reported for the nine months ended September 30, 2007 is presented along with pro forma information for the nine months ended September 30, 2006, assuming the acquisition took place on January 1, 2006:

	As Reported	Pro forma
(in thousands)	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
Total operating revenues	$174,684	$137,737
Net income	$8,852	$9,687
Basic earnings per share	$0.51	$0.76
Diluted earnings per share	$0.51	$0.69

On February 14, 2007, Brooke Capital Corporation (formerly First American Capital Corporation) and Brooke Brokerage Corporation announced that they had entered into a definitive agreement by which Brooke Capital would acquire all of the outstanding capital stock of Brooke Savings Bank from Brooke Brokerage Corporation. This transaction has been approved by Federal and State regulators. On September 12, 2007, the Bank and Bank of the West (“BOW”) signed a Purchase and Assumption Agreement for the Bank to acquire BOW’s Kansas Bank Agent Network consisting of 45 agency locations with $103,000,000 in deposits and $8,00,000 in loans. The Bank expects to pay a deposit premium of between $2,700,000 and $3,300,000 and will amortize it over the expected useful lives of the deposits acquired. The transaction is expected to close sometime during the first quarter of 2008 and is subject to regulatory approval and standard closing conditions. The Company has since decided that acquisition of the Bank is no longer in the best interests of the Company, given its current strategic direction. Accordingly, subject to the closing of the currently pending Merger Agreement with Brooke Franchise Corporation, the Company plans to terminate its agreement to acquire the Bank from Brooke Brokerage Corporation.

In March 2007, the Company purchased 100% of the common stock of Delta Plus Holdings, Inc. for a total purchase price of $13,500,000, plus net tangible book value at closing. See Footnote 1 for information regarding the merger of Brooke Credit with and into Oakmont Acquisition Corp.

12. Stock-Based Compensation

The Company adopted SFAS 123R, “Share-Based Payment,” on January 1, 2006. The fair value of the options granted for the nine-month periods ended September 30, 2007 and 2006 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

	2001 Plan		2006 Plan
	2007	2006	2007	2006
Expected term (in years)	4.5	5.6	5.4		N/A
Expected stock volatility	10%	30%	10%		N/A
Risk-free interest rate	5%	5%	5%		N/A
Dividend	1%	1%	1%		N/A
Fair value per share	$0.19	$0.22	$1.37	$	N/A

At September 30, 2007, there were no additional shares available for the grant of stock options under the Brooke Corporation 2001 Compensatory Stock Option Plan (“2001 Plan”), as the 2001 Plan terminated on April 27, 2006, except with respect to stock options then outstanding, upon the adoption on that date by the Company’s shareholders of the 2006 Brooke Corporation Equity Incentive Plan (“2006 Plan”). The 2006 Plan includes stock options, incentive stock options, restricted shares, stock appreciation rights, performance shares, performance units and restricted share units as possible equity compensation awards. The 2006 Plan provides that a maximum of 500,000 shares of common stock may be issued pursuant to awards granted under such Plan. Awards of 10,500 restricted shares and incentive stock options to purchase 64,750 shares of common stock are outstanding under the 2006 Plan and accordingly, at September 30, 2007, there were 424,750 shares available for granting of stock-based awards under the 2006 Plan.

	2001 Plan		2006 Plan
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding December 31, 2005	359,340	$3.58		$
Granted	2,000	13.56
Exercised	(110,178)	2.92
Terminated and expired	(22,512)	4.12
Outstanding December 31, 2006	228,650	3.36	—		—
Granted	—	—	90,000		12.45
Exercised	(153,860)	1.89	—		—
Terminated and expired	(10,200)	23.49	(25,250)		12.45
Outstanding September 30, 2007	64,590	$4.57	64,750		$12.45

57,402 options to purchase shares were exercisable at September 30, 2007. The following table summarizes information concerning outstanding and exercisable options at September 30, 2007.

	Options Outstanding			Options Exercisable
Range of Exercisable Prices	Number Outstanding	Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
2001 Plan ($1.21 – $23.49)	64,590	4.5	$4.57	57,402	$4.58
2006 Plan ($12.31 – $13.54)	64,750	5.4	$12.45	—	$—

13. Intangible Assets

In connection with its acquisitions of Brooke Savings Bank and Delta Plus Holdings, Inc., the Company recorded goodwill of approximately $3,022,000 which is not being amortized but, rather, evaluated periodically for impairment. There were no other intangible assets with indefinite useful lives as of September 30, 2007, and December 31, 2006. The intangible assets with definite useful lives had a value of $15,628,000 and $8,196,000 at September 30, 2007, and December 31, 2006, respectively. Of these assets, $6,348,000 and $4,512,000, respectively, were recorded as a servicing asset on the balance sheet. The remaining assets were included in “Other Assets” on the balance sheet. Amortization expense was $1,873,000 and $985,000 for the periods ended September 30, 2007 and 2006, respectively.

Amortization expense for amortizable intangible assets for the periods ended September 30, 2008, 2009, 2010, 2011 and 2012 is estimated to be $1,667,000, $1,329,000, $1,142,000, $989,000 and $854,000, respectively.

14. Supplemental Cash Flow Disclosures

	For period Ended September 30, 2007	For period Ended September 30, 2006
Supplemental disclosures: (in thousands)
Cash paid for interest	$5,844	$4,292

Cash paid for income tax	$3,870	$275

Business inventory increased from December 31, 2006 to September 30, 2007. During the periods ended September 30, 2007 and 2006, the statements of cash flows reflect the purchase of businesses into inventory provided by sellers totaling $28,613,000 and $22,062,000, respectively, and the change in inventory of $(16,480,000) and $2,300,000, respectively.

(in thousands)	For the period Ended September 30, 2007	For the period Ended September 30, 2006
Purchase of business inventory	$(28,613)	$(22,062)
Sale of business inventory	29,362	35,764
Net cash provided from sale of business inventory	749	13,702
Cash provided by sellers of business inventory	(17,529)	(11,952)
Non-cash reduction of inventory	300	550

(Increase) decrease in inventory on balance sheet	$(16,480)	$2,300

15. Statutory Requirements

At September 30, 2007, DB Indemnity, Ltd. was required to maintain a statutory capital and surplus of $120,000. Actual statutory capital and surplus was $2,320,000 and $2,410,000 at September 30, 2007 and December 31, 2006, respectively. Of the actual statutory capital, $120,000 and $120,000, respectively, is fully paid up share capital, and, accordingly, all of the retained earnings and contributed surplus were available for payment of dividends to shareholders.

DB Indemnity, Ltd. was required to maintain relevant assets of at least $2,048,000 and $2,017,000 at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007 and December 31, 2006, relevant assets were $6,649,000 and $5,099,000, respectively. The minimum liquidity ratio was, therefore, met.

At September 30, 2007, The DB Group, Ltd. was required to maintain a statutory capital and surplus of $1,000,000. Actual statutory capital and surplus was $1,413,000 and $1,263,000 at September 30, 2007, and December 31, 2006, respectively. Of the actual statutory capital, $1,102,000 and $1,102,000, respectively, is fully paid up share capital and contributed surplus, and, accordingly, all of the retained earnings were available for payment of dividends to shareholders.

The DB Group, Ltd. was required to maintain relevant assets of at least $83,000 and $65,000 at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007 and December 31, 2006, relevant assets were $1,492,000 and $1,349,000, respectively. The minimum liquidity ratio was, therefore, met.

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

In connection with its recent acquisition of the Bank, the Company has committed to maintain the Bank as a “well capitalized” institution, as defined in the regulations promulgated by the Office of Thrift Supervision, for Prompt Corrective Action purposes for the three-year period immediately following the consummation of the acquisition of the Bank. Management believes that, as of September 30, 2007, the Bank meets all capital adequacy requirements to which it is subject.

As of September 30, 2007, the most recent notifications from the Office of Thrift Supervision categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain tangible capital, core (leverage) capital, and total (risk-based) capital ratios as set forth in the regulations. There are no conditions or events since the notification that management believes have changed the Bank’s category.

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

16. Contingencies

In July 2002, the Company entered into an agreement to purchase CJD & Associates, L.L.C. The sellers are entitled to an increase of the initial purchase price equal to 30% of CJD & Associates’ monthly net revenues during the contingency period of October 1, 2003 to October 1, 2007. Additional payments of the purchase price have been made in the amount of $2,895,000 since the initial purchase. Based on historical trends, the Company estimates remaining payments to the sellers of $419,000 in the fiscal year 2007.

In December 2006, the Company closed on a Stock Purchase and Sale Agreement with Brooke Capital Corporation (formerly First American Capital Corporation), a Kansas corporation, pursuant to which, among other things, the Company acquired at closing for a cash price of $2,552,132, approximately 46.8% of Brooke Capital common stock then outstanding, along with a warrant to purchase additional common stock for an additional purchase price of $447,818. On January 31, 2007, the Company exercised its warrant bringing its interest in Brooke Capital to approximately 55% of the common stock then outstanding. In addition to cash compensation totaling $3 million for the shares of common stock purchased at closing or upon the subsequent exercise of warrants, the Stock Purchase and Sale Agreement provides that the Company shall pay to Brooke Capital up to $6 million as additional consideration for such shares if $6 million of pretax profits are not generated over a three-year period by the life insurance brokerage subsidiary in accordance with the following schedule: (i) at least One Million Five Hundred Thousand Dollars ($1,500,000) of pretax profits during the twelve-months ended September 30, 2007, (ii) at least Two Million Dollars ($2,000,000) of pretax profits during the twelve-months ended September 30, 2008, and (iii) at least Two Million Five Hundred Thousand Dollars ($2,500,000) of pretax profits during the twelve-months ended September 30, 2009. Since acquiring a controlling interest in Brooke Capital in December 2006, the life insurance brokerage subsidiary had reported $5,943,000 in pretax profits as of September 30, 2007. Upon completion of a Dutch tender offer on April 2, 2007 and the 1-for-3 reverse stock split effected by Brooke Capital on April 13, 2007 and as a result of other transactions, the Company owned 1,838,967 shares of Brooke Capital common stock or approximately 52% of the shares outstanding at September 30, 2007.

Various lawsuits have arisen in the ordinary course of the Company’s business. In each of the matters and collectively, the Company believes the ultimate resolution of such litigation will not result in any material adverse impact to the financial condition, operations or cash flows of the Company.

17. Foreign Currency Translation

The amount of the gross translation adjustment included in accumulated other comprehensive income at September 30, 2007 and December 31, 2006 was $500,000 and $179,000, respectively. The amount of the translation adjustment that was allocated to taxes was $193,000 and $68,000 which results in a net effect of $307,000 and $111,000 on accumulated other comprehensive income at September 30, 2007 and December 31, 2006, respectively.

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

The Company determined that funds advanced on lines of credit for the sole purpose of making qualified loans for future securitizations must be classified as financing activities rather than operating activities in the statement of cash flows. The reclassification adjustments reduced operating cash flow by $51,358,000 and increased financing cash flow by the same amount as reported on the statement of cash flows for the nine months ended September 30, 2006.

There was no resulting change in total operating income, total operating expenses, net income, retained earnings, net cash flows, or earnings per share previously disclosed.

20. Subsequent Events

On October 19, 2007, Brooke Securitization Company 2007-1, LLC, a wholly owned subsidiary of the Company, was organized under the laws of Delaware as a bankruptcy remote special purpose limited liability company in connection with the anticipated securitization of loans originated by the Company and subsidiaries to certain managing general agencies and independent retail insurance agencies that are not franchisees of Brooke Franchise. It is anticipated that Brooke Securitization Company 2007-1 will be the purchaser of the Company’s loans pursuant to a true sale and the issuer of certain floating rate asset backed notes. The financial information of this subsidiary will not be consolidated in the Company’s financial information.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Amounts in this section have been rounded to the nearest thousand, except percentages, ratios, share and per share data, numbers of franchise locations and numbers of businesses. Unless otherwise indicated, or unless the context otherwise requires, references to years in this section mean our fiscal years ended December 31.

Forward-Looking Information

We caution you that this report on Form 10-Q for the nine-month period ended September 30, 2007, includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Among other things, these statements relate to our financial condition, results of operations and business. These forward-looking statements are generally identified by the words or phrases “will,” “will allow,” “will continue,” “would,” “would be,” “expect,” “expect to,” “intend,” “intend to,” “anticipate,” “is anticipated,” “foresee,” “estimate,” “plan,” “may,” “believe,” “implement,” “build,” “project” or similar expressions and references to strategies or plans. While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons. These risks and uncertainties are discussed in more detail in our annual report on Form 10-K/A for the fiscal year ended December 31, 2006, in our other filings with the Securities and Exchange Commission and in this section of this report and include, but are not limited to:

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

•	We may be required to repurchase loans sold with recourse or make payments on guarantees.

•	We are dependent on key personnel.

•	Efforts to comply with the Sarbanes-Oxley Act will entail significant expenditures; non-compliance with the Sarbanes-Oxley Act may materially adversely affect us.

•	We may not be able to accurately report our financial results or prevent fraud if we fail to maintain an effective system of internal controls over financial reporting.

•	We compete in highly regulated industries, which may result in increased expenses or restrictions in our operations.

•	Pending transactions involving our subsidiaries may not close or close when expected.

•

Changes in economic, political and regulatory environments, governmental policies, laws and regulations, including changes in accounting policies and standards and taxation requirements (such as new tax laws and new or revised tax law interpretations) could materially adversely affect our results of operations and financial condition.

We expressly disclaim any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in our views or expectations, or otherwise. We make no prediction or statement about the market performance of shares of our common stock or the common stock of our publicly-owned subsidiaries.

General

Brooke Corporation We make and manage investments in the insurance, banking and financial services industries consisting of our holdings in two publicly-traded companies, Brooke Capital Corporation (AMEX:BCP) and Brooke Credit Corporation (OTCBB:BRCR), and a wholly-owned, privately-held company, Brooke Brokerage Corporation. Despite the associated disadvantages, we prefer to hold investments in small publicly-traded companies, instead of privately-held companies, for the purposes of promoting entrepreneurial behavior by managers, diversifying risk, increasing accountability and increasing liquidity. Based on the range of BCP and BRCR closing stock prices during the third quarter and assuming the closing of the proposed Brooke Capital Corporation merger and the Delta Plus transaction, we have unrealized portfolio gains during the third quarter in our shares of BCP and BRCR stock ranging from a low of approximately $29,000,000 to a high of approximately $57,000,000.

Brooke Capital Corporation We currently own approximately 52% of the common stock of Brooke Capital. Brooke Capital generates revenues from the sale of life insurance and annuity products by independent insurance agents through First Life America Corporation, a Kansas domiciled life insurance company subsidiary. Brooke Capital also generates revenues from brokering loans for, and consulting with, insurance-related businesses through its Brooke Capital Advisors subsidiary.

Brooke Capital has agreed to merge with Brooke Franchise Corporation and to accept the contribution of all of the common stock of Delta Plus Holdings, Inc., resulting in the consolidation of virtually all of our insurance-related activities into Brooke Capital and increasing our ownership of Brooke Capital at closing to 7,338,967 shares representing approximately 81% of its outstanding shares of common stock. Brooke Franchise is an insurance agency franchisor. Most of Brooke Franchise’s revenues are from sales commissions paid by insurance companies for the sale of property and casualty insurance policies by franchised agents. Delta Plus is the parent company of Traders Insurance Company, a Missouri-domiciled property and casualty insurance company. Traders Insurance Company sells non-standard auto insurance through Brooke Franchise’s agents and other independent insurance agents. Brooke Capital plans to increase sales of non-standard auto insurance through Traders Insurance Company or through acquisition of other non-standard auto insurance companies by Delta Plus.

Brooke Credit Corporation In July 2007, Brooke Credit merged with Oakmont Acquisition Corp. In connection with the merger, Oakmont Acquisition Corp changed its name to Brooke Credit Corporation. We currently own 15,967,444 shares, or approximately 62%, of the common stock of Brooke Credit. Brooke Credit is a finance company that lends to businesses that sell insurance and related services. Brooke Credit generates most of its revenues from interest income resulting from loans held on Brooke Credit’s balance sheet in the form of inventory loans held for sale and from gains on sale of loans when they are removed from Brooke Credit’s balance sheet.

Brooke Brokerage Corporation Brooke Brokerage is a wholly-owned subsidiary of ours that generates revenues from the sale of banking services by its Brooke Savings Bank subsidiary through Brooke Franchise’s agents and other independent agents. Brooke Brokerage also generates revenues from the sale of hard-to-place and niche insurance policies on a wholesale basis by its CJD & Associates, L.L.C subsidiary through Brooke Franchise’s agents and other independent insurance agents.

Since the Brooke Franchise Corporation merger with Brooke Capital and the Delta Plus transaction with Brooke Capital are expected to close, the activities and ownership of our primary direct subsidiaries will correspond to the following chart:

Results of Operations

Our consolidated results of operations have been significantly impacted by expansion of franchise locations in recent years. The following table shows income and expenses (in thousands, except percentages and per share data) for the three and nine months ended September 30, 2007 and 2006, and the percentage change from period to period.

	Three Months Ended Sept 30, 2007	Three Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006	Nine Months Ended Sept 30, 2007	Nine Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006
Operating Revenues
Insurance Commissions	$28,856	$25,448	13%	$89,918	$78,287	15%
Interest Income (Net)	7,865	5,406	45	22,776	13,237	72
Consulting Fees	2,748	2,090	31	7,478	5,996	25
Gain on Sale of Businesses	247	180	37	2,089	3,061	(32)
Initial Franchise Fees for Basic Services	5,940	8,670	(31)	25,905	22,725	14
Initial Franchise Fees for Buyer Assistance Plan Services	—	405	—	455	2,937	(85)
Gain on Sale of Notes Receivable	3,757	4,187	(10)	15,343	6,079	152
Insurance Premiums Earned	3,785	628	503	8,974	787	1040
Policy Fee Income	116	140	(17)	372	444	(16)
Other Income	751	1,541	(51)	1,374	1,893	(27)

Total Operating Revenues	54,065	48,695	11	174,684	135,446	29
Operating Expenses
Commission Expense	22,548	20,756	9	68,425	60,395	13
Payroll Expenses	9,421	7,795	21	26,258	22,586	16
Depreciation and Amortization Expense	1,087	680	60	3,097	1,802	72
Insurance Loss and Loss Expense Incurred	2,520	450	460	5,995	450	1232
Other Operating Expenses	15,069	12,268	23	43,839	29,637	48
Other Operating Interest Expense	384	868	(56)	2,417	1,881	28

Total Operating Expenses	51,029	42,817	19	150,031	116,751	29
Income from Operations	3,036	5,878	(48)	24,653	18,695	32
Interest Expense	2,907	1,822	60	8,297	4,417	88
Minority Interest in Subsidiary	827	—	—	1,551	—	—

Income Before Income Taxes	(698)	4,056	(117)	14,805	14,278	4
Income Tax Expenses	(35)	1,446	(102)	5,953	5,225	14

Net (Loss) Income	$(663)	$2,610	(125)%	$8,852	$9,053	(2)%
Basic Net (Loss) Income Per Share	$(0.10)	$.20	(150)%	$0.51	$.71	(28)%
Diluted Net (Loss) Income Per Share	$(0.10)	$.18	(156)%	$0.51	$.64	(20)%

Operating revenue is expected to continue to increase as a result of opening new franchise locations in 2007. The increases in total operating revenues, and most of the individual revenue categories that make up total operating revenues, are primarily attributable to the continued expansion of franchise operations in recent years. Revenues from gain on sale of notes receivable increased primarily from establishment of an off-balance-sheet facility by Brooke Credit (see Lending Segment, below) The increases in interest income (net) primarily resulted from growth of Brooke Credit’s on and off-balance-sheet loan balances. Interest income also increased as a result of acquiring Brooke Savings Bank and Brooke Capital.

Increases in revenues from insurance premiums earned and increases in expenses from insurance loss and loss expense incurred were the result of acquiring Delta Plus and Brooke Capital.

Expenses are also expected to continue to increase as a result of opening new franchise locations in 2007. The increases of commission expense are primarily attributable to increases in insurance commissions received from insurance companies, because a share of insurance commissions is typically paid to franchisees.

Payroll expenses, which include wages, salaries, payroll taxes and compensated absences expenses increased primarily as the result of acquiring Delta Plus, Brooke Savings Bank and Brooke Capital. Payroll expenses, as a percentage of total operating revenues, were approximately 17% and 16%, respectively, for the three months ended September 30, 2007 and 2006 and approximately 15% and 17%, respectively, for the nine months ended September 30, 2007 and 2006.

Other operating expenses increased at a faster rate than total operating revenues during 2007 when compared to the same period in 2006 primarily as the result of increases in write-off expenses, collateral preservation expenses (See Insurance Segment, below) and credit loss expense (See Lending Segment, below). Other operating expenses also increased as the result of acquiring Delta Plus, Brooke Savings Bank and Brooke Capital. Other operating expenses, as a percentage of total operating revenue, were approximately 28% and 25%, respectively, for the three months ended September 30, 2007 and 2006 and approximately 25% and 22%, respectively, for the nine months ended September 30, 2007 and 2006.

For the three months ended September 30, 2007, other operating interest expense decreased primarily as a result of fewer loans being held on Brooke Credit’s balance sheet as compared to the comparable period in 2006. The reduction in loans held on-balance-sheet during the third quarter of 2007 is primarily the result of increased utilization of the off-balance-sheet facility established in March 2007. For the nine months ended September 30, 2007, other operating interest expense increased primarily as a result of increased loans being held on Brooke Credit’s balance sheet prior to closing of the off-balance-sheet facility in March 2007, resulting in increased utilization of on-balance-sheet lines of credit.

We consider interest expense, other than line of credit interest expense, to be a non-operating expense. Interest expense increased primarily as a result of increased debt to commercial banks, which was incurred primarily to capitalize our operating subsidiaries and to fund the over-collateralization of our warehouse facilities and securitizations. Also contributing to the increase was the interest expense associated with the private placement of debt by Brooke Credit in the fourth quarter of 2006.

For the three months ended September 30, 2007, net income and net income per share decreased from the corresponding period in 2006 primarily as the result of decreased revenues from initial franchise fees and merger related expenses. Net income per share decreased more than net income during the nine months ended September 30, 2007 as the result of offerings of convertible preferred stock in September 2006 and common stock in June 2007.

The following table shows selected assets and liabilities (in thousands, except percentages) as of September 30, 2007 and December 31, 2006, and the percentage change between those dates.

	As of Sept 30, 2007	As of December 31, 2006	2007 % Increase (Decrease) over 2006
Investments	$56,869	$18,027	215
Customer Receivables	25,588	20,666	24
Notes Receivable	113,539	164,153	(31)
Interest Earned Not Collected on Notes	5,417	3,401	59
Other Receivables	7,044	1,601	340
Securities	91,351	50,322	82
Deferred Charges	11,562	11,094	4
Accounts Payable	22,347	12,944	73
Deposits	22,751	—	—
Payables Under Participation Agreements	17,850	26,849	(34)
Policy and Contract Liabilities	25,156	20,184	25
Premiums Payable	7,613	6,925	10
Debt	132,791	177,793	(25)
Minority Interest in Subsidiary	49,868	5,464	813

Our acquisition of a controlling interest in Brooke Capital in December 2006 and January 2007 has resulted in a new asset category for investments and a new liability category for policy and contract liabilities to account for the life insurance and annuity operations of Brooke Capital’s life insurance company subsidiary. A balance sheet account has also been established to reflect the interests of Brooke Capital and Brooke Credit’s minority shareholders. The acquisition of Brooke Savings Bank in January 2007 has resulted in a new liability category for deposits, the bank’s primary source of funding.

Investments increased as the result of investments held by Brooke Savings Bank and Traders Insurance Company which were acquired during the first quarter of 2007.

Customer receivables primarily include amounts owed to Brooke Franchise by its franchisees and increased primarily from continued expansion of its franchise operations, especially the producer development program typically associated with start-up franchises. A loss reserve exists for Brooke Franchise’s credit loss exposure to these receivable balances from franchisees (See Insurance Segment, below).

Notes receivable include loans made by Brooke Credit to franchisees and others. Notes receivable balances vary, sometimes significantly from period to period, as a result of our decision to temporarily retain more or fewer loans in Brooke Credit’s “held for sale” loan inventory based on the funds available to Brooke Credit. Notes receivable balances decreased as a result of loans previously held in loan inventory being sold to Brooke Warehouse Funding, LLC, in connection with the off-balance-sheet financing secured through Fifth Third Bank in March 2007. A loan loss reserve was established during the third quarter of 2007 totaling $830,000 which reduces the notes receivable balance. The loan loss reserve was established due to holding loans longer on the balance sheet than previously, and delinquencies are increasing as the loan portfolio grows and matures.

Customer receivables, notes receivable, interest earned not collected on notes and reserve for doubtful accounts are the items that comprise our accounts and notes receivable, net, as shown on our consolidated balance sheet.

Other receivables, increased primarily from amounts due from franchisees for purchase of insurance agencies.

The securities balance result from loan sales activities to qualifying special-purpose entities and primarily consist of three types of securities (or retained residual assets): interest-only strip receivables in the loans sold; retained over-collateralization interests in the loans sold; and cash reserves. When Brooke Credit sells notes receivable to qualifying special-purpose entities it retains an over-collateralization interest in the loans sold and cash reserves. As cash is received for the interest-only strip receivable as well as the principal attributable to our over-collateralization retained interest, the securities balance declines. The securities balance increased primarily as the result of loans previously held in loan inventory being sold to Brooke Warehouse Funding, LLC, in connection with the off-balance-sheet financing secured through Fifth Third Bank in March 2007.

Deferred charges include primarily the fees associated with the issuance of long-term debt by Brooke Credit and the costs of acquiring life insurance by First Life America.

Accounts payable, which includes franchise payables, producer payables, payroll payables and other accrued expenses, increased primarily from amounts due for purchase of insurance agencies and estimated commission expense due franchisees.

Payables under participation agreements is the amount we owe to funding institutions that have purchased participating interests in loans pursuant to transactions that do not meet the true sale test of SFAS 140, “Accounting for Transfers and Services of Financial Assets and Extinguishments of Liabilities.” Payables under participation agreements decreased because we sold more loans pursuant to transactions that met the true sale test.

The premiums payable liability category is comprised primarily of amounts due to insurance companies for premiums that are billed and collected by our franchisees. Premiums payable increased primarily from the continued expansion of Brooke Franchise’s franchise operations, including the acquisition of Delta Plus, which resulted in an increase of premiums billed and collected by Brooke Franchise’s franchisees. Premiums payable also increased from temporary fluctuations in agent billed activity.

Debt decreased primarily as the result of elimination of the on-balance-sheet financing previously provided by Fifth Third Bank, which was modified and resulted in off-balance-sheet financing.

Income Taxes

For the nine months ended September 30, 2007 and 2006, we incurred income tax expenses of $5,953,000 and $5,225,000, respectively, resulting in effective tax rates of 38% and 37%. As of September 30, 2007 and December 31, 2006, we had current income tax liabilities of $422,000 and $4,293,000, respectively, and deferred income tax liabilities of $13,924,000 and $7,594,000, respectively. The deferred tax liability is primarily due to the deferred recognition of revenues, for tax purposes, on loans sold until interest payments are actually received.

Currently, Brooke Credit and Brooke Capital file income tax returns separately from us. Assuming the closing of the Brooke Capital merger and the Delta Plus transaction with Brooke Capital, we will file consolidated income tax returns for all of Brooke Capital except First Life America.

Analysis by Segment

Our four reportable segments are Insurance, Lending, Brokerage and Banking.

Revenues, expenses, assets and liabilities for reportable segments were extracted from financial statements prepared for Brooke Capital, Brooke Franchise and Delta Plus (Insurance Segment); Brooke Credit (Lending Segment); CJD & Associates (Brokerage Segment); and Brooke Savings Bank (Banking Segment). And as such, consolidating entries are excluded.

We expect soon to consolidate virtually all of our insurance-related operations into a public company subsidiary, Brooke Capital. Accordingly, all insurance-related activities currently conducted, or to be conducted, by Brooke Capital are discussed in the Insurance Segment. These insurance-related activities include life insurance company activities (previously discussed in the Financial Services Segment), non-standard auto insurance company activities (previously discussed in the Brokerage Segment), insurance agency franchise activities (previously discussed in the Franchise Segment) and insurance consulting activities (previously discussed in the Financial Services Segment).

Although Brooke Credit remains a majority-owned subsidiary, it recently merged into a public company and the activities discussed in the Lending segment correspond to the lending activities of the merged public company. The Brokerage Segment includes the sale of hard-to-place and niche property and casualty insurance on a wholesale basis by CJD & Associates, LLC through independent agents. The Banking Segment includes the sale of banking services by Brooke Savings Bank through independent agents.

Each segment is assessed a shared services expense which is an internal allocation of legal, accounting, human resources and information technology expenses based on our estimate of usage. Because consolidating entries are excluded, the other operating expense category for reportable segments include internal allocations for shared services expense during the nine-month periods ended September 30, 2007 and 2006, of $2,405,000 and $3,600,000, respectively, for the Insurance Segment; $1,687,500 and $1,350,000, respectively, for the Lending Segment; $45,000 and $1,350,000, respectively, for the Brokerage Segment; and $22,500 and $0, respectively, for the Banking Segment.

Revenues, expenses, assets and liabilities that are not allocated to one of the four reportable segments are categorized as “Corporate.” Activities associated with Corporate include functions such as accounting, auditing, legal, human resources and investor relations. Activities associated with Corporate also include the operation of captive insurance companies that self-insure portions of the professional liability (errors and omissions) exposure of franchisee insurance agents and insurance agents employed by Brooke Capital and its affiliates and provide financial guaranty policies to Brooke Credit and its participating lenders.

Insurance Segment

We expect Brooke Franchise to merge into Brooke Capital and all of the common stock of Delta Plus to be contributed to Brooke Capital. Assuming these transactions close as planned, the companies discussed in this segment will include Brooke Capital and its wholly-owned subsidiaries and will correspond to the following chart of Brooke Capital’s primary companies.

The following financial information relates to our Insurance Segment and includes the financial information of Brooke Capital, Brooke Franchise and Delta Plus (in thousands, except percentages). Assets, liabilities and equity amounts are as of September 30, 2007 and December 31, 2006.

	Three Months Ended Sept 30, 2007	Three Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006	Nine Months Ended Sept 30, 2007	Nine Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006
Revenues
Insurance Commissions	$27,967	$24,582	14%	$87,661	$75,958	15%
Consulting Fees	3,464	450	670	9,136	2,051	345
Gain on Sale of Businesses	247	180	37	2,089	3,061	(32)
Initial Franchise Fees for Basic Services	5,940	8,670	(31)	25,905	22,725	14
Initial Franchise Fees for Buyer Assistance Plan Services	—	405	100	455	2,937	(85)
Insurance premiums earned	3,751	0	—	8,829	0	—
Interest Income	609	77	690	1,657	199	733
Other Income	805	512	57	2,242	1,558	44

Total Revenues	42,783	34,876	23	137,974	108,489	27
Expenses
Commission Expense	24,136	20,475	18	67,579	59,531	14
Payroll Expense	6,614	5,956	11	19,697	17,390	13
Depreciation and Amortization	678	17	3,888	1,074	51	201
Insurance loss and loss expense	1,996	0	—	4,920	0	—
Other Operating Expenses	6,631	9,562	(31)	34,423	26,164	32

Total Operating Expenses	40,056	36,010	11	127,693	103,136	24
Income From Operations	2,727	(1,134)	—	10,281	5,353	92
Interest Expense	709	441	61	1,979	1,261	57

Income Before Income Taxes	$2,018	$(1,575)	—%	$8,302	$4,092	103%
Minority Shareholders Interest in Brooke Capital Income Before Income Taxes

		Sept. 30, 2006
Total Assets	$129,096	$57,007	126%

The following discussion of revenues and expenses for the Insurance Segment is generally separated into: (1) revenues and expenses associated with the insurance agency franchising pursuant to a franchise agreement with agents; (2) revenues and expenses associated with insurance agency franchising pursuant to a collateral preservation agreement with lenders; and (3) premium revenues and expenses associated with insurance company operations. The following discussion assumes the closing of the announced Brooke Capital merger and Delta Plus transaction.

Franchise Commission Revenues Brooke Capital generates revenues primarily from sales commissions on policies sold by its franchisees that are written, or issued, by third-party insurance companies. Commission revenues typically represent a percentage of insurance premiums paid by policyholders. Premium amounts and commission percentage rates are established by independent insurance companies, so Brooke Capital has little or no control over the commission amount generated from the sale of a specific insurance policy written through a third-party insurance company. Brooke Capital primarily relies on the recruitment of additional franchisees to increase insurance commission revenues.

Retail insurance commissions have increased primarily as a result of Brooke Capital’s continued expansion of franchise operations. Brooke Capital also received commissions from the sale of investment securities that are not directly related to insurance sales. However, these revenues are not sufficient to be considered material and are, therefore, combined with insurance commission revenues.

Commission expense increased because insurance commission revenues increased and franchisees are typically paid a share of insurance commission revenue. Commission expense represented approximately 86% and 83%, respectively, of Brooke Capital’s insurance commission revenue for the three-month periods ended September 30, 2007 and 2006 and approximately 77% and 78%, respectively, for the nine months ended September 30, 2007 and 2006. Net commissions, or the amount that total commission revenues exceed total commission expenses, was $3,831,000 for the three months ended September 30, 2007, as compared to $4,107,000 for the three months ended September 30, 2006. Net commissions were $20,082,000 for the nine months ended September 30, 2007, as compared to $16,427,000 for the nine months ended September 30, 2006.

Brooke Capital sometimes retains an additional share of franchisees’ commissions as payment for the optional use by franchisees of its service centers. However, all such payments are applied to service center expenses and not applied to commission expense. As of September 30, 2007 and December 31, 2006, there were 10 and 20 service centers, respectively. Expenses incurred in the operation of service centers totaled $1,519,000 and $3,427,000, respectively, for the three months ended September 30, 2007 and 2006 and $4,970,000 and $9,872,000, respectively, for the nine months ended September 30, 2007 and 2006.

Profit sharing commissions, or Brooke Capital’s share of insurance company profits paid by insurance companies on policies written by franchisees, and other such performance compensation, were $408,000 for the three months ended September 30, 2007, as compared to $538,000 for the three months ended September 30, 2006. Profit sharing commissions were $5,062,000 for the nine months ended September 30, 2007, as compared to $5,256,000 for the nine months ended September 30, 2006. Profit sharing commissions represented approximately 1% and 2%, respectively, of Brooke Capital’s insurance commissions for the three months ended September 30, 2007 and 2006 and approximately 6% and 7%, respectively, for the nine months ended September 30, 2007 and 2006. Brooke Capital typically receives the majority of its profit sharing commissions in the first quarter. Franchisees do not receive any share of Brooke Capital’s profit sharing commissions although Brooke Capital typically pays annual advertising expenses for the benefit of franchisees in amounts no less than the amount of annual profit sharing received by Brooke Capital

Net commission refund liability is an estimate of the amount of Brooke Capital’s share of retail commission refunds due to insurance companies resulting from future policy cancellations. As of September 30, 2007 and December 31, 2006, Brooke Capital recorded corresponding total commission refund liabilities of $515,000 and $535,000, respectively.

Franchise Other Operating Expenses Other operating expenses decreased for the three months ended September 2007 primarily as the result of decreases in expenses for write off of franchise balances, resulting from our guarantee of franchise balances. Other operating expenses represented approximately 16% and 27%, respectively, of Brooke Capital’s total revenues for the three-month periods ended September 30, 2007 and 2006 and approximately 25% and 24%, respectively, for the nine months ended September 30, 2007 and 2006.

Expenses for write off of franchise balances decreased $3,646,000, or 153%, to ($1,262,000) for the three months ended September 30, 2007 from $2,384,000 for the three months ended September 30, 2006. Expenses for write off of franchise balances decreased $281,000, or 9%, to $2,921,000 for the nine months ended September 30, 2007 from $3,202,000 for the nine months ended September 30, 2006. Total write-off expense decreased primarily as the result of an agreement by Brooke Corporation to guarantee franchise balances pursuant to the merger agreement.

Advertising expenses decreased $33,000, or 2%, to $1,672,000 for the three months ended September 30, 2007 from $1,705,020 for the three months ended September 30, 2006. Advertising expenses decreased $118,000, or 2%, to $5,955,000 in the nine months ended September 30, 2007 from $6,073,000 in the nine months ended September 30, 2006. Marketing allowances made to franchisees increased $533,000, or 54%, to $1,515,000 for the three months ended September 30, 2007 from $982,000 for the three months ended September 30, 2006. Marketing allowances made to franchisees increased $957,000, or 26%, to $4,604,000 in the nine months ended September 30, 2007 from $3,647,000 in the nine months ended September 30, 2006.

Operating expenses for company-owned stores increased $1,361,000, or 85%, to $2,960,000 for the three months ended September 30, 2007 from $1,599,000 for the three months ended September 30, 2006. Operating expenses for company-owned stores increased $2,979,000, or 63%, to $7,733,000 in the nine months ended September 30, 2007 from $4,754,000 in the nine months ended September 30, 2006. Although operating expenses of company-owned stores represented a significant part of the overall increase in other operating expenses, these expenses were largely offset by commission revenues generated by company-owned stores totaling $2,201,000 and $1,298,000, respectively, for the three-month periods ended September 30, 2007 and 2006 and totaling $5,839,000 and $4,368,000, respectively, for the nine months ended September 30, 2007 and 2006.

The following table summarizes information relating primarily to revenues and expenses associated with insurance agent relationships as defined in the franchise agreement.

Comparison of Net Commissions Breakdown to Corresponding Expenses Breakdown (in thousands)

	REVENUES	RELATED EXPENSES	REVENUES	RELATED EXPENSES	REVENUES	RELATED EXPENSES

	Recurring Franchise Fees Collected From Franchisees for Support Services	Expenses Incurred for Operation of Phillipsburg Support Services Campus	Service Center Fees Collected from Franchisees for Service Centers	Expenses Incurred for Operation of Service Centers	Profit Sharing Commissions Collected from Insurance Cos	Expenses Incurred for Mass Media & Logo Advertising
Three months ended September 30, 2007	3,129	2,757	783	1,519	408	1,672
Nine months ended September 30, 2007	8,997	15,432	2,545	4,970	5,062	5,955
Three months ended September 30, 2006	1,575	3,093	2,768	3,427	538	1,705
Nine months ended September 30, 2006	4,285	10,397	7,745	9,872	5,256	6,073

Initial Franchise Fee Revenue Initial franchise fees are categorized as fees for basic services or fees for buyer assistance plan services.

Basic Services A certain level of basic services is initially provided to all franchisees, whether they acquire an existing business and convert it into a Brooke franchise, start-up a new Brooke franchise location or acquire a company-developed franchise location. These basic services include services usually provided by other franchisors, including a business model, a license to use registered trademarks, access to suppliers and a license to use an Internet-based management system. The amount of the initial franchise fees typically paid for basic services is currently $165,000.

Revenues from initial franchise fees for basic services are recognized as soon as Brooke Capital delivers the basic services to the new franchisee, such as access to insurance company contracts, access to our management system, and access to our brand name. Upon completion of this commitment, Brooke Capital has no continuing obligation to the franchisee.

A total of 95 and 58 new company owned and franchise locations were added during the three-month periods ended September 30, 2007 and 2006, respectively. The number of new franchise locations increased during the third quarter of 2007 primarily as the result of acquiring a large network of insurance agencies into inventory. A total of 225 and 170 new company owned and franchise locations were added during the nine-month periods ended September 30, 2007 and 2006, respectively. The number of new franchise locations increased in 2007 as compared to 2006 primarily because the demand for access to our trademarks, suppliers and business model increased in 2007. Initial franchise fees increased for the nine-month period ended September 30, 2007 as the result of selling more conversion franchises and the Initial franchise fees decreased for the three-month period ended September 30, 2007 as the result of selling fewer start-up franchises. Brooke Capital believes that this decrease in start-up franchise activity is temporary and is directly related to an increase in franchisee-developed stores.

The following table summarizes information relating to initial franchise fees for basic services.

Summary of Initial Franchise Fees for Basic Services

and the Number of New Franchise and Company Owned Locations

(in thousands, except number of locations)

	Start-Up Related Initial Franchise Fees for Basic Services (Locations)		Conversion-Related Initial Franchise Fees for Basic Services (Locations)		Company-Developed & Inventoried Initial Franchise Fees for Basic Services (Locations)		Total Initial Franchise Fees for Basic Services (Locations)
Three months ended September 30, 2007	4,455	(27)	1,155	(6)	330	(62)	5,940	(95)
Nine months ended September 30, 2007	14,850	(90)	8,415	(61)	2,640	(74)	25,905	(225)
Three months ended September 30, 2006	7,800	(54)	600	(4)	270	(0)	8,670	(58)
Nine months ended September 30, 2006	18,240	(134)	4,080	(35)	405	(1)	22,725	(170)

Buyer Assistance Plan Services Buyer assistance plans provide assistance to franchisees for the initial acquisition and conversion of businesses. These services include, for example, compilation of an inspection report. The amount of the fee charged franchisees for these services typically varies based on the level of assistance, which in turn is largely determined by the size of the acquisition. We therefore typically base our fees for buyer assistance plans on the estimated revenues of the acquired business. All initial franchise fees (for both basic services and for buyer assistance plans) are paid to Brooke Capital when an acquisition closes. A significant part of Brooke Capital’s commission growth has come from such acquisitions of existing businesses that are subsequently converted into Brooke franchises.

The total amount of initial fees paid by a franchisee is first allocated to basic services, and if the franchise is of an acquired and converted business, the excess of such fees over the amount allocated to basic services is allocated to buyer assistance plan services. The initial franchisee fee for basic services tends to be uniform among franchisees, and the total initial franchisee fees can be limited by competitive pressures. The decrease in initial franchise fees for buyer assistance plans is primarily attributable to an increase in the amount charged for initial franchise fees for basic services and the establishment of a cap, or maximum amount, on initial franchise fees for buyer assistance plans that are charged for each acquisition.

Brooke Capital performs substantially all of the buyer assistance plan services before an acquisition closes and, therefore, typically recognizes all of the initial franchise fee revenue for buyer assistance plan services at the time of closing.

Buyer assistance plan services are not applicable to the purchase by franchisees of company-developed or already-franchised businesses. In addition, buyer assistance plan services are not typically provided to franchisees selling to other franchisees and are not provided to franchisees purchasing businesses that were purchased by Brooke Capital in the preceding 24 months. Businesses that were converted into Brooke franchises and received buyer assistance plan services total of 0 and 2, respectively, of new franchise locations in the three months ended September 30, 2007 and 2006, and 3 and 15, respectively of the new franchise locations in the nine months ended September 30, 2007 and 2006.

Seller and Borrower-Related Revenues Seller and borrower-related revenues typically are generated when an insurance agency is acquired by Brooke Capital for sale to a franchisee or when Brooke Capital assists an insurance business in securing a loan. Seller and borrower-related revenues include consulting fees paid directly by sellers and borrowers, gains on sale of businesses from deferred payments, gains on sale of businesses relating to company-owned stores, and gains on sale of businesses relating to inventory. All seller and borrower-related revenues are considered part of normal business operations and are classified on our income statement as operating revenue. Seller and borrower-related revenues increased $3,081,000, or 489%, to $3,711,000, for the three months ended September 30, 2007 from $630,000 for the three months ended September 30, 2006. Seller and borrower-related revenues increased $6,113,000, or 120%, to $11,225,000, for the nine months ended September 30, 2007 from $5,112,000 for the nine months ended September 30, 2006.

Consulting Fees Brooke Capital helps sellers prepare their insurance agency businesses for sale by developing business profiles, tabulating revenues, sharing its document library and general sale preparation. Brooke Capital also generates revenues from consulting with insurance agency borrowers and assisting them in securing loans. The scope of consulting engagements is largely determined by the size of the business being sold or the loan being originated. Consulting fees are typically based on the transaction value, are contingent upon closing of the transaction, and are paid at closing. Brooke Capital completes its consulting obligation at closing and is not required to perform any additional tasks for sellers or borrowers. Therefore, with no continuing obligation on the part of Brooke Capital, consulting fees paid directly by sellers or borrowers are immediately recognized as income by Brooke Capital. Consulting fees generated by Brooke Capital totaled $3,464,000 and $9,136,000, respectively, during the three- and nine-month periods ended September 30, 2007. Comparatively, Brooke Capital consulting fees totaled $450,000 and $2,051,000, respectively, during the three- and nine-month periods ended September 30, 2006. Consulting fees increased significantly because fees paid by borrowers increased.

Gains on Sale of Businesses from Deferred Payments Our business includes the buying and selling of insurance agencies and occasionally holding them in inventory. When purchasing an agency, we typically defer a portion of the purchase price, at a low or zero interest rate, to encourage the seller to assist in the transition of the agency to one of our franchisees. We carry our liability to the seller at a discount to the nominal amount we owe, to reflect the below-market interest rate. When we sell an acquired business to a franchisee (typically on the same day it is acquired), we generally sell it for the full nominal price (i.e. before the discount) paid to the seller. When the sale price of the business exceeds the carrying value, the amount in excess of the carrying value is recognized as a gain. Gains on sale resulting primarily from discounted interest rates increased $95,000, or 63%, to $247,000 for the three months ended September 30, 2007, from $152,000 for the three months ended September 30, 2006. Gains on sale resulting primarily from discounted interest rates increased $63,000, or approximately 5%, to $1,394,000 for the nine months ended September 30, 2007, from $1,331,000 for the nine months ended September 30, 2006.

We regularly negotiate below-market interest rates on the deferred portion of the purchase prices we pay sellers. We consider these below-market interest rates to be a regular source of income related to the buying and selling of businesses. Although we have a continuing obligation to pay the deferred portion of the purchase price when due, we are not obligated to prepay the deferred portion of the purchase price or to otherwise diminish the benefit of the below-market interest rate upon which the reduced carrying value was based.

The calculation of the reduced carrying value, and the resulting gain on sale of businesses, is made by calculating the net present value of scheduled future payments to sellers at a current market interest rate. The following table provides information regarding the corresponding calculations:

Calculation of Seller Discounts Based on Reduced Carrying Values

(in thousands, except percentages and number of days)

	Beginning Principal Balance	Weighted Average Rate	Weighted Average Maturity	Interest Rate Used for Net Present Value	Full Nominal Purchase Price	Reduced Carrying Value	Gain on Sale from Deferred Payments
Three months ended September 30, 2007	$6,528	9.75%	341	9.75%	$16,722	$16,475	$247
Nine months ended September 30, 2007	17,237	6.06%	319	9.75%	40,704	39,310	1,394
Three months ended September 30, 2006	1,106	9.75%	731	9.75%	2,496	2,344	152
Nine months ended September 30, 2006	8,047	9.41%	918	9.00-9.75%	23,625	22,294	1,331

Gains on Sale of Businesses – Company-owned Stores. If we expect to own and operate businesses for more than one year, we consider these businesses to be company-owned stores and treat such transactions under purchase accounting principles, including booking intangible assets and recognizing the related amortization expense. By contrast, businesses purchased for resale to our franchisees (usually within one year) are carried at cost as business inventory, without the booking of intangible assets. There were no gains on sale resulting from the sale of company-owned stores for the three or nine-month periods ended September 30, 2007 and 2006.

Gains on Sale of Businesses – Inventoried Stores. As noted above, acquired businesses are typically sold on the same day as acquired for the same nominal price paid to the seller. However, this is not always the case and businesses are occasionally held in inventory. As such, gains and losses are recorded when an inventoried business is ultimately sold and carrying values of inventoried businesses are adjusted to estimated market value when market value is less than cost. Gains on sale resulting from the sale of inventoried stores were $0 and $30,000, respectively, for the three months ended September 30, 2007 and 2006. Gains on sale resulting from the sale of inventoried stores were $718,000 and $1,730,000, respectively, for the nine months ended September 30, 2007 and 2006.

Franchise Collateral Preservation (CPA) Expenses CPA activities are separated into two categories. The first category of CPA activities consists primarily of support services provided primarily by Brooke Capital’s Phillipsburg, Kansas campus personnel for all franchisees pursuant to a franchise agreement and the corresponding recurring expenses are paid from recurring franchise fees collected by Brooke Capital from franchisees (see above). The second category of CPA activities consists primarily of the extra monitoring and consulting with borrowers provided by Brooke Capital’s national and regional personnel pursuant to collateral preservation agreements with lenders.

Collateral preservation agreements for franchise conversion loans focus on operations of existing agencies and collateral preservation agreements for franchisee start-up loans focus on policy sales to build a new agency. Brooke Capital plans to reduce expenses associated with CPA activities performed pursuant to collateral preservation agreements for franchise conversion loans primarily because the current level of collateral preservation expenses incurred by Brooke Capital results in a cost to Brooke Capital shareholders that appears to exceed the corresponding benefit received from Brooke Credit shareholders. Brooke Capital has incurred significant expenses performing CPA activities because it wanted continued access to funding of loans for conversion franchisees and was willing to spend more time and money on rehabilitation activities to assist lenders, primarily Brooke Credit. Although Brooke Capital plans to continue its mutually beneficial relationship with Brooke Credit, Brooke Capital’s relationship with Brooke Credit is changing because Brooke Capital and Brooke Credit each have a different set of shareholders.

Brooke Capital plans eventually to cancel CPA agreements (although not necessarily franchise agreements) on those conversion loans for which rehabilitation is too expensive; or in the event that CPA agreements are not cancelled, to require lender reimbursement for rehabilitation expenses as provided in the CPA agreement. The cost reduction measure by Brooke Capital may result in more lender losses as there will be less emphasis on rehabilitating poorly performing franchisees and more emphasis on moving poorly performing franchises out of the franchise system. CPA expenses include national/regional personnel expense, marketing allowance expenses and certain company stores expenses. CPA expenses totaled $5,312,000 and $3,942,000, respectively, for the three months ended September 30, 2007 and 2006 and $15,766,000 and $11,898,000, respectively, for the nine months ended September 30, 2007 and 2006. CPA expenses are considered non-recurring because Brooke Capital may cancel CPA agreements, require lender reimbursement for rehabilitation expenses or delegate duties under CPA agreements to a third party.

Franchise Recruitment Expenses Recruitment of new franchisees and borrowers is essential to the continued growth of insurance commissions and loan originations. Recruitment also plays a critical role in assisting lenders in the preservation of collateral after a loan is in default, in that businesses on which the lender has foreclosed or exercised its private right of sale can be sold to new franchisees who may be more capable or more willing to successfully operate and insurance agency. Recruitment expenses totaled $925,000 and $984,000, respectively, for the three months ended September 30, 2007 and 2006 and $2,536,000 and $2,163,000, respectively, for the nine months ended September 30, 2007 and 2006. Recruitment expenses are considered non-recurring because recruitment activities may be discontinued by Brooke Capital at any time.

Insurance Company Revenues

Non-Standard Auto Insurance Company Premiums Non-standard auto insurance policy premiums are currently generated entirely through Delta Plus’ insurance company subsidiary, Traders Insurance Company. Because the direct sale of non-standard auto insurance policies by Delta Plus is not expected to disrupt Brooke Capital’s relationship with the third-party independent insurance companies that are critical to the success of its franchise activities, Delta Plus expects to expand its non-standard auto insurance activities. Insurance premiums revenues generated by Delta Plus totaled $2,865,000 and $8,952,000, respectively, during the three- and nine-month periods ended September 30, 2007. Comparatively, Delta Plus’ insurance premium revenues totaled $2,481,000 and $7,232,000, respectively, during the three- and nine-month periods ended September 30, 2006.

Life Insurance Company Premiums Life insurance policy premiums are currently generated entirely through First Life America. Because the direct sale of life insurance policies by First Life America is not expected to disrupt Brooke Capital’s relationship with the third-party independent insurance companies that are critical to the success of its franchise activities, First Life America expects to gradually expand its life insurance activities. Insurance premiums revenues generated by First Life America totaled $886,000 and $2,808,000, respectively, during the three- and nine-month periods ended September 30, 2007. Comparatively, First Life America’s insurance premium revenues totaled $871,000 and $2,803,000, respectively, during the three- and nine-month periods ended September 30, 2006.

Insurance Company Expenses

Non-Standard Auto Insurance Company Expenses Loss and loss adjustment expenses incurred by Delta Plus totaled $1,518,000 and $5,222,000, respectively, during the three- and nine-month periods ended September 30, 2007. Comparatively, Delta Plus’ loss and loss adjustment expenses totaled $1,942,000 and $4,073,000, respectively, during the three- and nine-month periods ended September 30, 2006. General and administrative expenses incurred by Delta Plus totaled $1,105,000 and $5,324,000, respectively, during the three- and nine-month periods ended September 30, 2007. Comparatively, Delta Plus’ general and administrative expenses totaled $2,582,000 and $7,252,000, respectively, during the three- and nine-month periods ended September 30, 2006.

Life Insurance Company Expenses Death claim expenses incurred by First Life America totaled $260,000 and $677,000, respectively, during the three- and nine-month periods ended September 30, 2007. Comparatively, First Life America’s claim expenses totaled $183,000 and $478,000, respectively, during the three- and nine-month periods ended September 30, 2006. General and administrative expenses incurred by First Life America totaled $388,000 and $1,095,000, respectively, during the three- and nine-month periods ended September 30, 2007. Comparatively, First Life America’s general and administrative expenses totaled $341,000 and $1,097,000, respectively, during the three- and nine-month periods ended September 30, 2006.

Income Before Income Taxes Brooke Capital’s income before income taxes increased $3,593,000, to $2,018,000 for the three months ended September 30, 2007 as compared to a loss of $1,575,000 for the three months ended September 30, 2006. Income before taxes increased $4,210,000, or 103%, to $8,302,000 for the nine months ended September 30, 2007 from $4,092,000 for the nine months ended September 30, 2006. The increase in Brooke Capital’s income for the three months and nine months ended September 30, 2007 was primarily the result of increased consulting fees from borrowers.

Company-Owned Stores Because our franchising philosophy is predicated on local ownership and generating revenues from sales commissions paid to franchisees on the sale of insurance policies issued by third-party insurance companies, an increasing percentage of inventoried, managed, pending, franchisor-developed and franchisee-developed stores relative to franchisee-owned stores is generally undesirable from a franchising perspective. However, as we expand direct sales of non-standard auto insurance policies that are issued through Traders Insurance Company, more control of distribution may be required and an increase in company-owned auto insurance stores that specialize in non-standard auto insurance may be desirable.

This discussion of company-owned stores is separated into six store types: (1) inventoried stores; (2) franchisor-developed stores; (3) auto insurance stores; (4) managed stores; (5) pending stores; and (6) franchisee-developed stores.

Company-owned stores identified as inventoried, franchisor-developed or auto insurance stores are generally related to recruitment of new franchisees or the expansion of locations that is essential to the continued growth of insurance commissions and premiums. Inventoried stores include businesses purchased by Brooke Capital for resale to franchisees. Franchisor-developed stores include business locations developed by Brooke Capital that have not been previously owned by a franchisee. Because the store has been developed by Brooke Capital instead of purchased from third parties, all income and expenses associated with development and operation of the store are recorded by Brooke Capital as income and expenses, but a corresponding asset is not recorded on Brooke Capital’s balance sheet. Auto insurance stores are businesses owned and operated by Brooke Capital that specialize in the sale of non-standard auto insurance policies under the trade name of Brooke Auto Insurance with an emphasis on the sale of policies issued by Traders Insurance Company.

Company-owned stores identified as managed, pending or franchisee-developed stores are generally related to assisting lenders in the preservation of collateral. Managed stores are subject to agreements between franchisees and Brooke Capital for management of the stores by Brooke Capital for purposes of lender collateral preservation, as the result of the disability or death of the franchisee or under other circumstances. Pending stores include businesses that franchisees have contracted to sell, but the transactions have not yet closed, and Brooke Capital is managing the store to reduce the likelihood of asset deterioration prior to closing. Managed and pending stores are not recorded as an asset on Brooke Capital’s balance sheet. However, because Brooke Capital is entitled by agreement to the income and is responsible for the expenses of the business (excluding owner’s compensation) until the agreement terminates or ownership is transferred, income and expenses of managed and pending stores are recorded to Brooke Capital’s income statement and are therefore included in our discussion of company-owned stores. Franchisee-developed stores include franchise businesses for which franchisees have paid part or all of the expenses associated with location development during the business start-up period, but for which the franchisee did not complete the development process for various reasons including unwillingness to make the personal sacrifices required when starting a business.

Inventoried Stores The number of businesses purchased into inventory during the three months ended September 30, 2007 and 2006 was 6 and 6, respectively and during the nine months ended September 30, 2007 and 2006 was 17 and 32, respectively. At September 30, 2007 and December 31, 2006, respectively, Brooke Franchise held 6 and 3 businesses in inventory with respective asset balances, at the lower of cost or market, of $18,813,000 and $2,333,000. Write-down expense on inventoried stores, resulting from a decrease in the market values of inventoried businesses, for the three-month periods ended September 30, 2007 and 2006 totaled $0 and $0, respectively, and $300,000 and $550,000, respectively, for the nine months ended September 30, 2007 and 2006. Revenues from the operation of inventoried stores for the three months ended September 30, 2007 and 2006 totaled $272,000 and $96,000, respectively, and for the nine months ended September 30, 2007 and 2006 totaled $843,000 and $788,000, respectively,. Expenses incurred in the operation of inventoried stores for the three months ended September 30, 2007 and 2006 totaled $250,000 and $57,000, respectively, and $590,000 and $461,000, respectively, for the nine months ended September 30, 2007 and 2006.

The number of businesses twice-purchased into inventory within twenty-four months is an important indicator of Brooke Capital’s success in recruiting qualified buyers. There no such twice-purchased stores during the three months ended September 30, 2007 and 2006, respectively, and one and no such twice-purchased stores during the nine months ended September 30, 2007 and 2006, respectively. Some franchisees have experienced an adverse affect on profitability and cash flow from increased loan interest rates on agency acquisition loans and lower commissions resulting from the effect of decreased premium rates. Otherwise, Brooke Capital is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of businesses from its inventory.

Franchisor-Developed Stores At September 30, 2007 and December 31, 2006, the total number of businesses owned and under development by Brooke Capital was 9 and 4, respectively. Revenues from franchisor-developed stores for the three months ended September 30, 2007 and 2006 totaled $4,000 and $2,000, respectively, and for the nine months ended September 30, 2007 and 2006 totaled $23,000 and $15,000, respectively. Operating expenses incurred by franchisor-developed stores for the three months ended September 30, 2007 and 2006 totaled $88,000 and $62,000, respectively, and for the nine months ended September 30, 2007 and 2006 totaled $313,000 and $115,000, respectively. Auto Insurance Stores At September 30, 2007 and December 31, 2006, there were no locations owned and operated by Brooke Capital that specialize in the sale of non-standard auto insurance policies under the trade name of Brooke Auto Insurance with an emphasis on the sale of policies issued by Traders Insurance Company.

Managed Stores At September 30, 2007 and December 31, 2006, the total number of businesses managed under contract, but not owned, by Brooke Capital was 17 and 11, respectively. Revenues from the operation of managed stores for the three months ended September 30, 2007 and 2006 totaled $1,719,000 and $1,023,000, respectively, and for the nine months ended September 30, 2007 and 2006 totaled $4,500,000 and $3,149,000, respectively. Operating expenses incurred by managed stores for the three months ended September 30, 2007 and 2006 totaled $1,053,000 and $809,000, respectively, and for the nine months ended September 30, 2007 and 2006 totaled $3,126,000 and $2,552,000, respectively. Additionally, owner’s compensation expenses incurred by managed stores for the three months ended September 30, 2007 and 2006 totaled $917,000 and $510,000, respectively, and for the nine months ended June 30, 2007 and 2006 totaled $2,360,000 and $1,084,000, respectively.

Pending Stores At September 30, 2007 and December 31, 2006, the total number of businesses under contract for sale and managed by Brooke Capital pending closing of a sale was 19 and 10, respectively.

Revenues from the operation of pending stores for the three months ended September 30, 2007 and 2006 totaled $13,000 and $177,000, respectively and for the nine months ended September 30, 2007 and 2006 totaled $153,000 and $416,000, respectively. Operating expenses incurred by pending stores for the three months ended September 30, 2007 and 2006 totaled $48,000 and $64,000, respectively and for the nine months ended September 30, 2007 and 2006 totaled $231,000 and $298,000, respectively. Additionally, owner’s compensation expenses incurred by pending stores for the three months ended September 30, 2007 and 2006 totaled $54,000 and $97,000, respectively and for the nine months ended September 30, 2007 and 2006 totaled $279,000 and $244,000, respectively.

Franchisee-Developed Stores At September 30, 2007 and December 31, 2006, the total number of start-up business locations for which the development process was interrupted was 55 and 0, respectively. Revenues from franchisee-developed stores for the three months ended September 30, 2007 and 2006 totaled $193,000 and $0, respectively, and for the nine months ended September 30, 2007 and 2006 totaled $320,000 and $0, respectively. Operating expenses incurred by franchisee-developed stores for the three months ended September 30, 2007 and 2006 totaled $322,000 and $0, respectively, and for the nine months ended September 30, 2007 and 2006 totaled $471,000 and $0, respectively. Additionally, owner’s compensation expenses incurred by franchisee-developed stores for the three months ended September 30, 2007 and 2006 totaled $229,000 and $0, respectively, and for the nine months ended September 30, 2007 and 2006 totaled $364,000 and $0, respectively.

Brooke Capital has improved its process for recruiting and identifying insurance agents whom it believes have the personal attributes required to be successful at starting an insurance agency business, and the length of the start-up period is now about 8 months. The start-up period is the length of time typically allowed for franchisees to demonstrate their ability to generate sufficient commission revenues to qualify for an insurance agency business loan based on historical revenues. As a result of reducing the length of the start-up period, the number of franchisees for which start-up periods are expiring in any given month has approximately doubled. For example, start up periods expire in the same month for franchisees that began an 18 month start up period in April 2006 and for franchisees that began an 8 month start up period in February 2007. It is Brooke Capital’s experience that start-up success rates, (the percentage of franchisees that generate sufficient commission revenues during the start-up period to qualify for an insurance agency business loan based on historical revenues) is approximately 60%. Correspondingly, about 40% of all start-up franchisees do not have the personal attributes required for success, but have developed a business location which meets Brooke Capital’s demographic criteria and a location for which investments in advertising, signage and other marketing activities have been made by the franchisee and Brooke Capital As such, these franchisee-developed locations typically represent good opportunities for other start-up franchisees. The number of franchisee-developed stores has increased temporarily because more start-up periods are expiring during any given month as the result of decreasing the length of the start-up period.

Franchise Relocations Sophisticated software has been purchased to assist Brooke Capital in the on-going analysis of demographic data and location performance in order to improve its site selection process. When location facilities are determined to be unsuitable based on neighborhood demographic or local office characteristics (as opposed to when individual franchisees are unsuitable based on personal attributes), then facilities are closed and relocated to more suitable locations. Currently, Brooke Capital has scheduled 22 facilities to close and relocate.

Franchise Same-Store Sales Revenue generation, primarily commissions from insurance sales, is an important factor in franchise financial performance and revenue generation is carefully analyzed by Brooke Capital. Twenty-four months after initial conversion of an acquired business, Brooke Capital considers a franchise “seasoned” and the comparison of current to prior-year revenues a more reliable indicator of franchise performance. Combined same-store sales of seasoned converted franchises and start-up franchises for the twelve months ended September 30, 2007 and 2006 decreased 2.42% and decreased 2.94%, respectively. The median annual revenue growth rates of seasoned converted franchises and qualifying start-up franchises for the twelve months ended September 30, 2007 and 2006 were 2.45% and (2.11%), respectively. All same-store calculations exclude profit sharing commissions. Same-store calculations are based entirely on commissions and fee revenue allocated by Brooke Capital to franchisees’ monthly statements. Brooke Capital is unable to determine the impact, if any, on same-store calculations resulting from commissions and fee revenue that franchisees receive but do not process through Brooke Capital as required by their franchise agreement.

Same-store sales performance has been adversely affected by the “soft” property and casualty insurance market, which is characterized by a flattening or decreasing of premiums by insurance companies. Our franchisees primarily sell personal-lines insurance with more than 50% of our total commissions resulting from the sale of auto insurance policies. We believe that the insurance market has been particularly soft with regards to premiums on personal-lines insurance policies.

Franchise Balances Brooke Capital categorizes the balances owed by franchisees as either statement balances or non-statement balances. Statement balances are generally short-term and non-statement balances are generally longer term. We believe the most accurate analysis of franchise balances occurs immediately after settlement of franchisees’ monthly statements and before any additional entries are recorded to their account. Therefore, the following discussion of franchise balances is as of the settlement date that follows the corresponding commission month.

Statement Balances Brooke Capital provides franchisees with short-term cash flow assistance by advancing commissions and granting temporary extensions of due dates for franchise statement balances owed by franchisees to Brooke Capital. Franchisees sometimes require short-term cash flow assistance because of cyclical fluctuations in commission receipts. Short-term cash flow assistance is also required when franchisees are required to pay Brooke Capital for insurance premiums due to insurance companies prior to receipt of the corresponding premiums from policyholders. The difference in these amounts has been identified as the “uncollected accounts balance” and this balance is calculated by identifying all charges to franchise statements for net premiums due insurance companies for which a corresponding deposit from policyholders into a premium trust account has not been recorded. Despite commission fluctuations and uncollected accounts balances, after initial conversion into its franchise system, Brooke Capital expects franchisees’ to regularly pay their statement balances. As such, Brooke Capital categorizes as “watch” those statement balances that have not been repaid in full at least once in the previous four months. The increase in watch statement balances is partially attributable to financial stress resulting from less commission revenues from reduction of premium rates by insurance companies and increased expenses from higher interest rates.

The following table summarizes total statement balances, uncollected account balances and watch statement balances (in thousands) as of September 2007 and December 2006.

	As of September 30, 2007	As of December 31, 2006
Total Statement Balances	$7,782	$6,214
Uncollected Accounts* (Included in Above Total Statement Balances)	$4,383	$3,778
Watch Statement Balances (Included in Above Total Statement Balances)	$6,758	$5,476
Watch Statement Uncollected Accounts**	$1,134	$1,804

*	These amounts are limited to uncollected balances for franchisees with unpaid statement balances as of September 2007 and December 2006.
**	These amounts are limited to uncollected balances for franchisees with watch statement balances as of September 2007 and December 2006.

Non-Statement Balances Separate from short-term statement balances, Brooke Capital also extends credit to franchisees for long-term producer development, including hiring and training new franchise employees, and for other reasons not related to monthly fluctuations of revenues. These longer-term, non-statement balances are not reflected in the short-term statement balances referenced above and totaled $9,509,000 and $9,115,000, respectively, as of September 2007 and December 2006.

Reserve for Doubtful Accounts As part of the agreement to merge Brooke Franchise into Brooke Capital, we have agreed to guaranty the repayment of franchise balances outstanding as of June 30, 2007, and Brooke Capital has accordingly reduced its reserve for doubtful accounts to $100,000 on September 30, 2007 from $1,466,000 on December 31, 2006. Franchise balances outstanding as of September 30, 2007 totaled $16,404,000.

The following table summarizes the reserve for doubtful accounts activity for September 30, 2007 and December 31, 2006 (in thousands). The expense column in the following table reflects the $1,366,000 reduction in the reserve for doubtful accounts and a $1,508,000 payment expected from us for guaranty of Brooke Capital’s franchise balances.

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Increase (Decrease) in Expenses	Receivable from Brooke Corporation	Franchise Balance Writeoff	Balance at End of Period
Reserve for Doubtful Accounts
Year Ended December 31, 2006	$716	$4,313	$—	$3,563	$1,466
Nine Months Ended September 30, 2007	$1,466	$3,122	$1,508	$5,996	$100

Lending Segment

Lending interest rates are typically set by Brooke Credit, although competitive forces are important limiting factors when establishing rates. Brooke Credit funds its loan portfolio primarily through the sale of loan participation interests to other lenders, the sale of loans to qualified special-purpose entities in which the entities secure off-balance-sheet financing through the issuance of asset-backed securities or bank debt and on-balance-sheet funding from cash and short-term lines of credit.

The following discussion regarding loan balances, number of loans, number of obligors, interest rates and seasoning periods excludes related party loans made to Brooke Corporation and sister companies. As of September 30, 2007, loan balances in which Brooke Credit has retained interest and/or servicing rights, totaled approximately $642,917,000 compared to $483,278,000 as of December 31, 2006, a 33% increase. Of the loan balances as of September 30, 2007, $95,465,000 were on-balance-sheet and $547,452,000 were off-balance-sheet, compared to $165,003,000 on-balance-sheet and $318,275,000 off-balance-sheet as of December 31, 2006.

On-balance-sheet loans consist of (1) those loans held in inventory on the balance sheet, (2) those loans sold to participating lenders that do not qualify as true sales pursuant to the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and (3) those loans sold to Brooke Credit’s warehouse entities that do not qualify as true sale pursuant to their criteria established by SFAS 140. Off-balance-sheet loans consist of (1) those loans sold to participating lenders that qualify as true sales pursuant to the criteria established by SFAS 140, and (2) those loans sold to qualifying special-purpose entities that qualify for a true sale pursuant to the criteria established by SFAS 140.

As of September 30, 2007, loan balances were comprised of approximately $328,955,000, or 51%, in loans made to retail insurance agencies that are franchisees of Brooke Franchise Corporation, approximately $77,029,000, or 12%, in loans made to retail insurance agencies that are not franchisees of Brooke Franchise Corporation, approximately $153,534,000 or 24% in loans made to managing general agencies, approximately $77,229,000 or 12% in loans made to independent funeral homes and $6,170,000, or 1%, in miscellaneous loans. As of December 31, 2006, loan balances were comprised of approximately $278,971,000, or 58% in loans made to retail insurance agencies that are franchisees of Brooke Franchise Corporation, approximately $54,031,000, or 11%, in loans made to retail insurance agencies that are not franchisees of Brooke Franchise Corporation, approximately $89,433,000, or 18%, in loans made to managing general agencies, approximately $56,016,000 or 12% in loans made to independent funeral homes and $4,827,000, or 1%, in miscellaneous loans.

As of September 30, 2007, loan balances were comprised of 1,266 loans with 802 obligors, resulting in an average balance per loan of approximately $508,000 and an average balance per obligor of approximately $802,000. As of December 31, 2006, loan balances were comprised of 1,156 loans with 750 obligors, resulting in an average balance per loan of $418,000 and average balance per obligor of $644,000.

A majority of Brooke Credit’s loans are variable rate loans and are based on the New York Prime rate (“Prime”) as published in the Wall Street Journal. However, Brooke Credit has fixed rates on approximately 1% of its portfolio. Typically the interest rate adjusts daily based on Prime; however, approximately 7% of Brooke Credit’s portfolio as of September 30, 2007 adjusts annually based on Prime and an immaterial amount of its loans adjust monthly based on Prime. As of September 30, 2007, and December 31, 2006, Brooke Credit’s variable loan portfolio had a weighted average index rate of approximately 3.79% above Prime.

As of September 30, 2007 and December 31, 2006, the weighted average seasoning period of the loans in Brooke Credit’s portfolio was 15 months and 14 months, respectively. As of September 30, 2007, the weighted average months to maturity or remaining term was 121 months, compared to 131 months as of December 31, 2006.

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

As loan balances increased during 2006 and 2007, Brooke Credit correspondingly increased the number of Collateral Preservation Providers that it utilizes to help mitigate credit exposure and maintain credit quality. During the three months ended September 30, 2007, Brooke Credit paid $2,316,000 in collateral preservation fees to Collateral Preservation Providers, including Brooke Franchise, Brooke Brokerage’s subsidiary, CJD & Associates, L.L.C., Brooke Capital Advisors, Inc. (formerly First Life Brokerage, Inc.), all affiliates, and Marsh Berry & Company, a non-affiliate, compared to $969,000 paid for the three months ended September 30, 2006. As of September 30, 2007, Collateral Preservation Providers in which Brooke Credit has contracted to purchase collateral preservation services included Brooke Franchise, Brooke Brokerage Corporation’s subsidiary, CJD & Associates, LLC, and First Life Brokerage, Inc. (Brooke Capital Advisors, Inc. as of February 2007), all affiliates, and Marsh Berry & Company and Johnson Consulting Group, non-affiliates. In some cases, affiliates may contract with unaffiliated third parties to assist them in providing collateral preservation services.

In recent years, Brooke Credit’s results of operations have been significantly impacted by the growth of its portfolio, the expansion of its loan funding sources, the development of a securitization model, the development of an off-balance financing model and the expansion of its lending programs. The following table shows income and expenses (in thousands, except percentages) for the three and nine months ended September 30, 2007 and 2006, and the percentage change from period to period.

Financial information relating to Brooke Credit and our Lending Services Segment is as follows. Assets, liabilities and equity amounts are as of September 30, 2997 and December 31, 2006.

	Three Months Ended Sept 30, 2007	Three Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006	Nine Months Ended Sept 30, 2007	Nine Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006
Operating Revenues
Interest Income	$15,173	$11,957	27%	$43,473	$29,467	48%
Participating Interest Expense	(8,460)	(6,711)	26	(23,963)	(16,582)	45
Provision for Credit Losses	(830)	—	—	(830)	—	—
Gain on Sale of Notes Receivable	3,757	4,194	(10)	15,376	6,068	153
Other Income	445	239	86	794	462	72

Total Operating Revenues	10,085	9,679	5	34,850	19,415	80
Operating Expenses
Other Operating Interest Expense	384	868	(56)	2,417	1,881	28
Payroll Expense	1,638	396	314	1,771	1,190	49
Amortization	380	233	63	955	617	55
Other Operating Expenses	2,305	2,661	(13)	7,527	4,647	62

Total Operating Expenses	4,707	4,158	13	12,670	8,335	52
Income from Operations	5,378	5,521	(2)	22,180	11,080	100
Interest Expense	1,731	906	91	4,872	2,317	110

Income Before Income Taxes	$3,647	$4,615	(20)%	$17308	$8,763	98%
Minority Shareholders Interest in Brooke Credit Income Before Income Taxes

		Dec 31, 2006
Total Assets	$234,545	$256,475	(9)%

Interest Income Brooke Credit typically sells most of the loans originated to funding institutions as loan participations and to qualifying special-purpose entities in which the loans are used to issue asset-backed securities and secure off-balance-sheet bank debt. Prior to either type of sale transaction, these loans are typically held on Brooke Credit’s balance sheet and earn interest income during that time. After the loans are sold, interest income is continues to be earned from the retained residual assets in these off-balance-sheet loans. For the three months ended September 30, 2007 as compared to the comparable period in 2006, interest income increased 27%. The increase in interest income is the direct result of corresponding increases in the loan portfolio balances on which Brooke Credit earns interest.

Participating Interest Expense A portion of the interest income that is received on loans is paid out to the purchasers of its loans, such as participating lenders and qualifying special-purpose entities. Payments to these holders are accounted for as participating interest expense, which is netted against interest income in the consolidated statements of operations. Participating interest expense increased primarily as a result of the increase in loans sold to participating lenders and qualifying special-purpose entities. Participation interest expense represented approximately 56% of interest income for the three months ended September 30, 2007 and 2006. Participating interest expense as a percentage of interest income for the 2007 period was flat as compared to the comparable period in 2006. Participation interest expense represented approximately 55% and 56% of interest income for the nine months ended September 30, 2007 and 2006.

Provision for Credit Losses A loan loss reserve of $830,000 was established during the third quarter of 2007. This reserve, intended to provide for losses inherent in loans held on the balance sheet, was established because Brooke Credit now retains loans on its balance sheet for up to twelve months, longer than the six to nine months it has historically held loans. Also, as the portfolio seasons, Brooke Credit is experiencing increased delinquencies. At September 30, 2007, approximately $7,761,000 in loan balances held on its balance sheet were more than 60 days delinquent as compared to $1,931,000 in loan balances more than 60 days delinquent at December 31, 2006

Gain on Sales of Notes Receivable When the sale of a loan is classified as a true sale pursuant to the criteria established by SFAS 140, gains or losses are recognized, loans are removed from the balance sheet and residual assets, such as securities, interest-only strip receivables and servicing assets, are recorded. For residual assets resulting from loan participations, accounted for as a true sale, servicing assets and interest-only strip receivables are typically recorded. For residual assets resulting from loans sold to qualifying special-purpose entities, accounted for as a true sale, securities are typically recorded consisting primarily of three types; interest-only strip receivables in loans sold, retained over-collateralization in interests in loans sold and cash reserves. Revenues from gain on sales of notes receivable decreased for the three months ended September 30, 2007, as compared to 2006. The decrease occurred primarily because more notes receivable off-balance-sheet were sold during the third quarter of 2006, resulting from the sale of loans in connection with the closing of a securitization in July 2006.

Brooke Credit estimates the value of interest-only strip receivables, servicing assets and interest-only strip receivables portion of securities balances by calculating the present value of the expected future cash flows from the interest and servicing spread, reduced by an estimate of credit losses and note receivable prepayments. The interest and servicing spread is the difference between the rate on the loans sold and the rate paid to participating lenders or the rate paid to investors and lenders to qualifying special-purpose entities. Over time, as cash is received from the payment of interest and servicing income, the value of the residual asset is reduced by writing down the interest asset and amortizing the servicing assets.

When the sale of a loan is not classified as a true sale pursuant to the criteria established by SFAS 140, the sale is classified as a secured borrowing, no gain on sale is recognized, and the note receivable and the corresponding payable under participation agreement remain on the balance sheet.

In a true sale, there are only two components of the gain on sale of notes receivable: the gain associated with the ongoing servicing responsibilities and the gain associated with the interest income received.

When Brooke Credit sells loans to participating lenders that qualify as true sales under SFAS 140, a gain on sale is recognized when the note receivables are sold. When Brooke Credit sells notes receivable to participating lenders, it typically retains interest and servicing rights. The component of the gain on sale of notes receivable to participating lenders is the gain on sale Brooke Credit records associated with the interest-only strip receivable and servicing assets, net of direct expenses, as described below. Unlike loans sold to qualifying special-purpose entities, Brooke Credit is the primary servicer of loans sold to participating lenders and as such servicing assets and liabilities are recorded.

The first component of the gain on sales of notes receivable is the gain associated with the ongoing servicing responsibilities. When the sale of a loan participation is accounted for as a true sale, servicing responsibilities are retained for which Brooke Credit typically receives annual servicing fees ranging from 0.25% to 1.375% of the outstanding balance. A gain or loss is recognized immediately upon the sale of a loan participation based on whether the annual servicing fees are greater or less than the cost of servicing, which is estimated at 0.25% of the outstanding loan balance. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of servicing expenses and prepayment assumptions. For the three months ended September 30, 2007 and 2006, the net gains from loan servicing totaled $1,177,000 and $277,000, respectively, which consisted of gains from servicing benefits. For the nine months ended September 30, 2007 and 2006, the net gains from loan servicing totaled $2,714,000 and $1,821,000, respectively which consisted of gains from servicing benefits. The increase in net gains from loan servicing benefits for the three months ended September 30, 2007 compared to the same period in 2006 is primarily the result of more loans sold as true sale loan participations during the second quarter of 2007.

The second component of the gain on sale of notes receivable is the gain on sale recorded associated with the interest-only strip receivable benefit based on a present value calculation of future expected cash flows of the interest spread on the underlying loans sold, net of prepayment and credit loss assumptions. At September 30, 2007, and December 31, 2006, this spread for true sale loan participations was approximately 2.44% and 2.24%, respectively. The spread associated with loan participation increased at September 30, 2007 compared to December 31, 2006 primarily as a result of selling loans to participating lenders at slightly lower cost of funds during 2007. At September 30, 2007, and December 31, 2006, this spread for loans sold to qualifying special-purpose entities was 4.91% and 3.56% respectively. The spread increased significantly at September 30, 2007 compared to December 31, 2006, primarily as a result of improved pricing resulting from the Fifth Third off-balance-sheet facility which closed in March 2007. These spread percentages discussed exclude the spread associated with related party loans sold, however the following discussion of interest benefit gains and losses include related party loans sold, as those amounts are consolidated in the results of operations. During the three months ended September 30, 2007 and 2006, the net gains from interest-only strip receivable benefits totaled $2,616,000 and $3,917,000, respectively, which included gross gains from interest-only strip receivable benefits of $3,440,000 and $4,580,000, respectively, and losses from write downs of retained interest asset to fair market value of $824,000 and $663,000, respectively. During the nine months ended September 30, 2007 and 2006, the net gains from interest-only strip receivable benefits totaled $12,662,000 and $4,247,000, respectively, which included gross gains from interest-only strip receivable benefits of $14,944,000 and $6,063,000 respectively. The decrease in net gains from interest benefits during the third quarter of 2007 as compared to the same period in 2006 is primarily the result of increased loans sold off balance sheet during 2006 as a result of a loan securitization closed during July 2006. The increase in net gains from interest benefits for the year to date 2007 period is primarily the result of selling more loans off-balance-sheet with the close of the Fifth Third facility during the first quarter of 2007.

When Brooke Credit sells loans to qualifying special-purpose entities that qualify as true-sales under SFAS 140, a gain on sale is recognized when the note receivables are sold. When Brooke Credit sells notes receivable to qualifying special-purpose entities, it typically retains interest rights. The component of the gain on sale of notes receivable to qualifying special-purpose entities is the gain on sale recorded associated with the interest-only strip receivable and retained interest benefit, net of direct expenses. Unlike participation sales, in loans sold to qualifying special-purpose entities an unaffiliated third-party is the servicer and Brooke Credit is a secondary or sub-servicer. As such, no servicing asset or liability is recorded.

When Brooke Credit sells its loans to special-purpose entities in connection with securitizations, the net proceeds have historically approximated 75% to 85% of the loan balances sold to the special-purpose entity. Unlike participation sales, in securitizations an unaffiliated third-party is the servicer and Brooke Credit is a secondary or sub-servicer. No servicing asset or liability is recorded. The remaining amount is the retained interest (the over collateralization that is provided to enhance the credit of the asset-backed securities) or the interest-only strip receivable. The initial amount of this retained interest has historically ranged from approximately 15% to 25%, with the calculation varying depending on such factors as the type of loans being securitized (e.g. retail insurance agency—franchise, retail insurance agency—non franchise, funeral home), the relative size of principal balances of individual loans, state concentrations, borrower concentrations and portfolio seasoning. For example, in Brooke Credit’s securitization that closed in July of 2006, loans with balances totaling $65,433,000 were sold to a qualifying special-purpose entity. Net proceeds of $52,346,000 were received by Brooke Credit (see footnote 2 to our consolidated financial statements for the net proceeds associated with Brooke Credit’s other securitizations). With respect to loans sold as participations, the net proceeds received are generally 100% of the principal balance of the loans sold. In the event that Brooke Credit chooses to sell less than an entire loan to a participating lender, the net proceeds are generally 100% of the principal balance associated with the portion of the loan sold. Although when loans are sold pursuant to a true sale they are removed from the balance sheet, the fair value of the interest only strip receivable retained, the fair value of the difference between loans sold and securities issued to an investor (in the case of a securitization) and the fair value of cash reserves are recorded as the cash value of the reserve account.

Gains from servicing and interest benefits are typically non-cash gains as cash is received equal to the carrying value of the loans sold. A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities. Gain-on-sale accounting requires

Brooke Credit to make assumptions regarding prepayment speeds and credit losses for loans sold which qualify as true sales pursuant to the criteria established by SFAS 140. The performances of these loans are monitored, and adjustments to these assumptions will be made if necessary. Underlying assumptions used in the initial determination of future cash flows on the participation loans and loans sold to qualifying special-purpose entities accounted for as sales include the following:

	Business Loans (Adjustable-Rate Stratum)	Business Loans (Fixed-Rate Stratum)
Prepayment Speed*	10%	8%
Weighted Average Life (Months)	121	131
Expected Credit Losses*	0.50%	0.21%
Discount Rate*	11%	11%

*	Annual rates

Several factors were considered when determining the discount rate. As a starting point for analyzing this assumption, a range of the risk-free rate was used to determine a base discount rate. This base discount rate was then adjusted for various risk characteristics associated with the sold loans.

The most significant impact from the loans sold has been the removal of loans from Brooke Credit’s balance sheet that Brooke Credit continues to service. As of September 30, 2007, and December 31, 2006, the balances of those off-balance-sheet assets totaled $547,452,000 and $318,275,000, respectively, or 85% and 66%, respectively, of the portfolio. These amounts exclude sales of related party loans of $15,130,000 and $3,177,000, respectively, as of September 30, 2007, and December 31, 2006. The increased level of off-balance-sheet assets in 2007 is primarily the result of a larger loan portfolio and the continued sale of loan participations and the sale of loans to qualifying special-purpose entities including the Fifth Third facility established in March 2007.

Loan Servicing Assets and Liabilities When Brooke Credit recognizes non-cash gains for the servicing benefits of loan participation sales, it books that amount as a loan servicing asset on its balance sheet. This amount is equal to Brooke Credit’s estimate of the present value of future cash flows resulting from the servicing spread. Brooke Credit recognizes such assets only when the income allocated to its servicing responsibilities exceeds its cost of servicing, which Brooke Credit typically estimates at 0.25% of the loan value being serviced which represents adequate compensation as determined by the market rates Brooke Credit pays third parties to service loans sold to qualifying special-purpose entities. Components of the servicing asset as of September 30, 2007 were as follows:

Estimated Cash Flows from Loan Servicing Fees	$12,410
Less:
Servicing Expense	(2,244)
Discount to Present Value	(3,818)

Carrying Value of Retained Servicing Interest in Loan Participations	$6,348

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows was recorded as a servicing liability. Components of the servicing liability as of September 30, 2007 were as follows:

Estimated Cash Flows from Loan Servicing Fees	$—
Less:
Servicing Expense	39
Discount to Present Value	(22)

Carrying Value of Retained Servicing Liability in Loan Participations	$17

Loan Participations-Interest-Only Strip Receivable Asset To the extent that the difference between the rate paid by Brooke Credit to participating lenders and the rate received from its borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, Brooke Credit recognizes a non-cash asset, called an “Interest-only strip receivable asset,” on its balance sheet. This amount is equal to Brooke Credit’s estimate of the present value of expected future cash flows resulting from this interest spread, net of credit loss and prepayment assumptions. Components of the interest receivable asset as of September 30, 2007 were as follows:

Estimated Cash Flows from Interest Income	$11,381
Less:
Estimated Credit Losses*	(1)
Discount to Present Value	(3,455)

Carrying Value of Retained Interest in Loan Participations	$7,925

*	Estimated credit losses from liability on sold recourse loans with balances totaling $144,000 as of September 30, 2007. Credit loss estimates are based upon experience, delinquency rates, collateral adequacy, market conditions and other pertinent factors.

Loans Sold to Qualifying Special-Purpose Entities – Interest-Only Strip Receivable Asset The terms of Brooke Credit’s securitizations and off-balance-sheet bank debt require the over-collateralization of the pool of loan assets that back the securities issued to investors and off-balance-sheet debt secured. Brooke Credit retains ownership of the over-collateralization interests in loans sold, which is included in its securities balances, and has historically borrowed money from commercial banks to fund this investment. The fair value of the over-collateralization interest in the loans sold to qualifying special-purpose entities that have issued asset-backed securities has been estimated at the par value of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in the loans sold to qualifying special-purpose entities that have secured bank debt, is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (10.00% annually) and discount rates (11.00%) commensurate with the risks involved. The fair value of the cash reserves has been estimated at the cash value of the reserve account.

Additionally, Brooke Credit recognizes a non-cash gain from subordinate interest spread in the loans sold, in which Brooke Credit recognizes an interest-only strip receivable included within its securities balances. The amount of gain or loss recorded on the sale of notes receivable to qualifying special-purpose entities depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the assets retained based on their relative fair value at the date of transfer. To initially obtain fair value of retained interest-only strip receivable resulting from the sale of notes receivable to qualifying special-purpose entities, quoted market prices are used, if available. However, quotes are generally not available for such retained residual assets. Therefore, the Company typically estimates fair value for these assets. The fair value of the interest-only strip receivables retained is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (10.00% annually) and discount rates (11.00%) commensurate with the risks involved.

Although the Company does not provide recourse on the transferred notes and is not obligated to repay amounts due to investors and creditors of the qualifying special-purpose entities, its retained interest assets are subject to loss, in part or in full, in the event credit losses exceed initial and ongoing management assumptions used in the fair market value calculation. Additionally, a partial loss of retained assets could occur in the event actual prepayments exceed management’s initial and ongoing assumptions used in the fair market calculation.

The carrying values of securities, resulting from loan sale activities to qualifying special-purpose entities were $89,480,000 and $50,320,000 at September 30, 2007, and December 31, 2006, respectively. As of September 30, 2007, these securities were comprised of $26,480,000 in interest-only strip receivables, $62,150,000 in retained over-collateralization interest in loans sold and $850,000 in cash reserves. As of December 31, 2006, these securities were comprised of $12,094,000 and interest-only strip receivables, $37,003,000 in retained over-collateralization interests in loans sold and $1,223,000 in cash reserves. Securities balances increased at September 30, 2007 as compared to December 31, 2006 primarily as a result of selling more loans off balance sheet with the close of the Fifth Third facility during the first quarter 2007. The securities are subject to credit and prepayment risks on the transferred financial assets.

Components of the interest-only strip receivable portion of securities as of September 30, 2007 were as follows:

Estimated Cash Flows from Interest Income	$47,629
Less:
Estimated Credit Losses	(5,259)
Discount to Present Value	(15,890)

Carrying Value of Interest Receivable Portion of Securities	$26,480

Other Income The increase in other income during third quarter 2007 is primarily attributable to increased prepayment premium income received on loans that prepaid prior to scheduled maturity date, resulting in prepayment premium income.

Other Operating Interest Expense For the three months ended September 30, 2007, other operating interest expense decreased primarily as a result of fewer loans being held on its balance sheet as compared to the comparable period in 2006. The reduction loans held on-balance-sheet during the third quarter of 2007 as compared to the same period in 2006 is primarily the result of utilization of the off-balance-sheet facility from Fifth Third Bank which closed in March 2007. For the nine months ended September 30, 2007, other operating interest expense increased primarily as a result of increased loans being held on the balance sheet prior to closing of the off-balance-sheet facility from Fifth Third Bank in March 2007, resulting in increased utilization of on-balance-sheet line of credits.

Other Operating Expenses The increase in other operating expenses for the three months ended September 30, 2007 is primarily due to compensation expense related to restricted stock grants of $991,000 and collateral preservation expense that increased to $1,184,000 in 2007’s third quarter compared to $634,000 in 2006’s third quarter. These increases were partially offset by decreases in securitization expense and loan fees.

Interest Expense Interest expense increased for the three months and nine months ended September 30, 2007 primarily as a result of increased bank debt and a private placement debt offering in the fourth quarter of 2006, which was incurred to fund the over-collateralization of the warehouse facilities and securitizations, to retire bank debt with less favorable repayment terms and to fund the loan portfolio growth.

Loan Quality For the three months ended September 30, 2007 and 2006, $367,000 and $69,000, respectively, in credit losses were incurred on the loan portfolio. Of these credit losses, for the three months ended September 30, 2007, $35,000 were associated with on-balance-sheet loans, $0 associated with off-balance-sheet loans which have been sold to participating lenders and $332,000 associated with off-balance-sheet loans which have been sold to qualifying special-purpose entities. In the retained over-collateralization interest held in loans sold to qualifying special-purpose entities, Brooke Credit recorded an unrealized write-down of the securities balance as a result of the credit losses assumed on these loans sold. Of the credit losses realized as of September 30, 2007, 100% were associated with retail agency loans to franchisees of Brooke Franchise.

At September 30, 2007, and December 31, 2006, $16,963,000 and $2,291,000, respectively, loan balances were delinquent 60 days or more. Of the delinquent loans as of September 30, 2007, $7,761,000 were on-balance-sheet loans, $1,840,000 were off-balance-sheet loans which have been sold to participating lenders and $7,362,000 were off-balance-sheet loans which have been sold to qualifying special-purpose entities. Of these delinquent loans as of September 30, 2007, 59% were associated with retail agency loans to franchisees of Brooke Franchise and 41% were associated with loans to independent funeral home owners. Of these delinquent loans as of December 31, 2006, $1,931,000 was on-balance-sheet loans and $360,000 was off-balance-sheet loans which have been sold to participating lenders. Of these delinquent loans as of December 31, 2006, 89% were associated with retail agency loans to franchisees of Brooke Franchise and 11% were associated with retail agency loans that are not franchisees of Brooke Franchise. More specifically, as of September 30, 2007, $6,675,000 of delinquent loans were associated with loans made to start-up franchisees (which typically carry a loan term of eight months) of Brooke Franchise as compared to $955,000 at December 31, 2006. These start-up franchise loans mostly represent franchisees that did not meet the required commission threshold in order to quality for a longer amortizing franchise loan. The increase in delinquencies associated with these loans is primarily attributable to the significant increase in start-up loans that reached loan maturity during the third quarter of 2007 as compared to prior periods. As a result of this significant increase in start-up franchise loan delinquencies, Brooke Credit has restricted the funding of start-up franchise loans associated with non peer-to-peer financing transactions until these delinquencies are significantly reduced or eliminated.

Brooke Credit believes one important factor regarding credit quality for Brooke Credit, its participating lenders and investors, results from the cash management feature imposed by Brooke Credit on its retail agency borrowers, which represents approximately 51% and 69% of on and off-balance-sheet loans at September 30, 2007, and December 31, 2006, respectively. Under this cash management feature, debt servicing associated with these loans are typically submitted directly by the insurance companies or deducted from commissions received by Brooke Franchise prior to payment of commissions to the borrower and most other creditors. Brooke Credit believes that credit problems associated with retail agency loans are more likely to be identified when Brooke Credit monitors borrower revenues on a monthly or quarterly basis rather than by monitoring Brooke Credit’s loan delinquencies.

Brooke Credit believes another important factor regarding credit quality for Brooke Credit, its participating lender and purchasers of its loans, is utilization of Collateral Preservation Providers to perform collateral preservation services. These services assist the lender in monitoring borrower performance, advising borrowers and otherwise assisting Brooke Credit in the preservation of collateral and improvement of borrower financial performance.

The level of credit losses and the level of payment delinquencies increased during 2006 and 2007. Brooke Credit believes that this increase is primarily attributable to increased strain placed on its borrowers resulting from conditions in which Brooke Credit had little or no control, such as increasing interest rates and a softening premium insurance market. Many of its borrowers are primarily engaged in insurance agency and brokerage activities and derive revenues from commissions paid by insurance companies, which commissions are based in large part on the amount of premiums paid by their customers to such insurance companies. Premium rates are determined by insurers based on a fluctuating market. Historically, property and casualty insurance premiums have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, which generally have an adverse effect upon the amount of commissions earned by insurance agency borrowers, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. The current insurance market generally may be characterized as “soft,” with a flattening or decreasing of premiums in most lines of insurance. Brooke Credit expects increased levels of payment delinquencies and credit loss for Brooke Credit, and purchasers of its loans, as the full impact of these market conditions are felt by its borrowers.

As a result of the challenging insurance market and increasing interest rate environment of the last several years, Collateral Preservation Providers have provided increased levels of collateral preservation and loss mitigation support. If conditions persist, Collateral Preservation Providers may demand increased collateral preservation fees in exchange for providing additional collateral preservation support or rehabilitation services during these challenging market conditions, which could impact Brooke Credit’s level of collateral preservation expense in the future. Additionally, collateral preservation providers may be less inclined to provide rehabilitation support of a struggling borrower business and more inclined to liquidate collateral associated with struggling borrowers, which could impact payment delinquencies, defaults and credit losses. If the latter occurs, Brooke Credit expects increased levels of payment delinquencies and credit losses for Brooke Credit, and purchasers of its loans.

On loans sold to qualifying special-purpose entities in which Brooke Credit retains over-collateralization interest in loans sold and the loan participations sold with recourse, a 0.50% credit loss assumption was used to calculate expected credit losses associated with the retain interest and reduced Brooke Credit’s expected retained interest associated with these loans by approximately $5,259,000 and $3,278,000 as of September 30, 2007, and December 31, 2006 to allow for credit losses, which also reduced the amount of gain on sale revenue recognized at the time of each loan sale and resulted in a reduction of the carrying value of the corresponding asset on Brooke Credit’s balance sheet.

On loans held on Brooke Credit’s balance sheet, loan loss reserve of $830,000, which equates to approximately 0.87% of the $95.5 million in on-balance-sheet loans, was established during the third quarter of 2007. This reserve, intended to provide for losses inherent in loans held on the balance sheet, was established because Brooke Credit now retains loans on its balance sheet for up to twelve months, longer than the six to nine months it has historically held loans. Also, the Company experienced an increase in delinquencies of its loans held on balance sheet during the third quarter of 2007 as compared to prior periods.

Perhaps a greater risk to Brooke Credit is the indirect exposure to credit losses that may be incurred by participating lenders and investors and lenders that provide funding to Brooke Credit’s qualifying special-purpose entities. In those cases in which Brooke Credit does not bear direct exposure to credit loss, if losses by participating lenders and investors and lenders that provide funding to its qualifying special-purpose entities reach unacceptable levels, then Brooke Credit may not be able to sell or fund loans in the future. Brooke Credit’s business model requires access to funding sources to originate new loans, so the inability to sell loans would have a significant adverse effect on Brooke Credit.

Brokerage Segment

The following financial information relates to our Brokerage Segment and includes the financial information of CJD & Associates, L.L.C., a wholly-owned subsidiary of Brooke Brokerage (in thousands, except percentages). Assets, liabilities and equity amounts are as of September 30, 2997 and December 31, 2006.

	Three Months Ended Sept 30, 2007	Three Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006	Nine Months Ended Sept 30, 2007	Nine Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006
Operating Revenues
Insurance Commissions	$890	$866	3%	$2,258	$2,329	(3)%
Policy Fee Income	116	140	(17)	372	444	(16)
Insurance Premiums Earned	—	—	—	—	—	—
Interest Income	3	4	(25)	16	14	14
Consulting Fees	—	1,640	—	—	3,945	—
Other Income	—	322	—	—	911	—

Total Operating Revenues	1,009	2,972	(66)	2,646	7,643	(65)
Operating Expenses
Commission Expense	276	281	(2)	846	864	(2)
Payroll Expense	415	575	(28)	1,189	1,547	(23)
Depreciation and Amortization	92	119	(23)	292	338	(14)
Other Operating Expenses	134	1,080	(88)	604	2,746	(78)

Total Operating Expenses	917	2,055	(55)	2,931	5,495	(47)
Income from Operations	92	917	(90)	(285)	2,148	(113)
Interest Expense	33	37	(11)	104	115	(10)

Income Before Income Taxes	$59	$880	(93)%	$(389)	$2,033	(119)%

		Sept 30, 2006
Total Assets	$22,710	$10,290	121%

CJD & Associates conducts insurance brokerage activities at its Overland Park, Kansas and Omaha, Nebraska underwriting offices under the Davidson-Babcock trade name.

Income Before Income Taxes CJD & Associates’s income before income taxes decreased during the three and nine months ended September 30, 2007 compared to 2006 primarily as the result of a decrease in consulting fees paid by borrower because these activities were transferred to Brooke Capital and included in the insurance segment discussion.

Banking Segment

The following financial information relates to our Banking Segment and includes the financial information of the Brooke Savings Bank subsidiary of Brooke Brokerage (in thousands, except percentages). Assets, liabilities and equity amounts are as of September 30, 2007 and December 31, 2006.

	Three Months Ended Sept 30, 2007	Three Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006	Nine Months Ended Sept 30, 2007	Nine Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006
Operating Revenues
Interest Income	$638	$753	(15)%	$1,818	$2,226	(18)%
Other Income	19	34	(44)	73	102	(28)

Total Operating Revenues	657	787	(17)	1,891	2,328	(19)
Operating Expenses
Payroll Expense	190	110	73	533	384	39
Depreciation	5	—	—	10	—	—
Other Operating Expenses	390	292	34	1,105	900	23

Total Operating Expenses	585	402	46	1,648	1,284	28

Income Before Income Taxes	$72	$385	(81)%	$243	$1,044	(78)%

		Dec 31, 2006
Total Assets	$48,510	$53,295	(9)%

On September 12, 2007, Brooke Savings Bank and Bank of the West (“BOW”) signed a Purchase and Assumption Agreement for Brooke Savings Bank to acquire BOW’s Kansas Bank Agent Network consisting of 45 agency locations with $103,000,000 in deposits and $8,000,000 in loans. Brooke Savings Bank expects to pay a deposit premium of between $2,700,000 and $3,300,000 and will amortize it over the expected useful lives of the deposits acquired. The transaction is expected to close sometime during the first quarter of 2008 and is subject to regulatory approval and standard closing conditions.

Brooke Savings Bank assets and liabilities have declined primarily as a result of the following. On January 8, 2007, Brooke Brokerage acquired a 100% interest in Brooke Savings Bank from Kansas City Life Insurance Company (“KC Life”). Upon closing of the acquisition, Brooke Savings Bank had total deposits of $41,493,000. Included in the acquired deposits were $28,000,000 in individual transaction accounts resulting from the deposit of death benefit proceeds from KC Life policies. Brooke Savings Bank has typically paid relatively low deposit rates of 0.10% to 0.34% on these types of accounts. After KC Life sold its interest in Brooke Savings Bank, it discontinued depositing death benefit proceeds into Brooke Savings Bank accounts and the deposit balances from death benefits previously deposited by KC Life have consistently declined. At September 30, 2007, these types of accounts represented $9,345,000 of Brooke Savings Bank’s total deposits of $25,059,000.

Income Before Income Taxes Primarily as the result of reduction in deposits from death benefit proceeds, Brooke Savings Bank’s cost of funds has increased significantly from approximately 1.07% at December 31, 2006 to approximately 2.67% at September 30, 2007 which is the primary reason that Brooke Savings income before income taxes for the three months and nine months ended September 30, 2007 decreased significantly when compared to 2006.

Corporate

Financial information not allocated to a reportable segment and relating primarily to Brooke Corporation (parent only), Brooke Brokerage Corporation (parent only), The DB Group, Ltd. and DB Indemnity, Ltd. is as follows (in thousands, except percentages). Assets, liabilities and equity amounts are as of September 30, 2007 and December 31, 2006.

	Three Months Ended Sept 30, 2007	Three Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006	Nine Months Ended Sept 30, 2007	Nine Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006
Operating Revenues
Insurance Premiums Earned	311	640	(51)	860	846	2
Interest Income	192	152	26	553	380	46
Other Income	80	1,350	(94)	240	1,364	(82)

Total Operating Revenues	583	2,142	(73)	1,653	2,590	(36)
Operating Expenses
Payroll Expense	563	868	(35)	2,077	2,459	(16)
Depreciation and Amortization	27	308	(91)	760	788	(4)
Insurance Loss and Loss Expense	525	450	17	1,076	450	139
Other Operating Expenses	4,429	(141)	3241	4,689	(1,459)	421

Total Operating Expenses	5,544	1,485	273	8,602	2,238	284
Income from Operations	(4,961)	657	(855)	(6,949)	352	(2074)
Interest Expense	706	511	38	2,103	964	118
Income Before Income Taxes	$(5,667)	$146	(3782)%	$(9,052)	$(612)	(1579)%

		Sept. 30, 2006
Total Assets	$130,910	$80,897	62%

Merger Expenses In addition to our share of merger expenses recorded by Brooke Credit (approximately $1,000,000) and Brooke Capital (approximately $500,000), we recorded expenses related to the Brooke Credit and Brooke Capital mergers in the amount of approximately $200,000. This merger expense amount includes loss expense of approximately $3,000,000 incurred to establish a reserve related to the guarantee of franchisee receivable balances pursuant to the Brooke Capital merger agreement.

Shared Services Fees An internal allocation of legal, accounting, human resources, information technology and facilities management expenses has typically been made to each of the four reportable segments based on our estimate of usage. Although Brooke Credit and Brooke Capital are separate public companies, we will continue to advise and consult with Brooke Credit and Brooke Capital particularly with regards to public company matters such as Sarbanes Oxley, investor relations and other such matters. These shared services fees totaled $1,055,000 and $2,100,000, respectively, for the three months ended September 30, 2007 and 2006, and $4,160,000 and $6,300,000, respectively, for the nine months ended September 30, 2007 and 2006. These fees are recorded as a reduction of other operating expenses, resulting in a negative amount of operating expenses in 2006.

All shared services agreements between us and our subsidiaries expire on December 31, 2007. Shared services agreements allow Brooke Capital, Brooke Credit and us to share expertise and resources for the benefit of shareholders in all three companies. However, caution will be exercised when negotiating future shared services agreements so that one group of shareholders does not benefit at the expense of another group of shareholders. As a result, beginning in 2008, we expect significant changes in the amount of shared services fees and the nature and scope of the services provided.

The DB Group, Ltd. DB Group insures portions of the professional liability (errors and omissions) exposure of franchisee insurance agents and insurance agents employed by Brooke Capital and its affiliates. A policy was in force with DB Group as of September 30, 2007 that provided $5,000,000 of excess professional liability coverage. For the three months ended September 30, 2007, DB Group recorded total revenues of $37,000 and total operating expenses of $14,000, resulting in income before income taxes of $23,000. For the nine months ended September 30, 2007, DB Group recorded total revenues of $192,000 and total operating expenses of $46,000, resulting in income before income taxes of $146,000. DB Group has not established reserves for claims.

DB Indemnity, Ltd. DB Indemnity issues financial guaranty policies to Brooke Credit and its participating lenders and had policies in force as of September 30, 2007 covering principal loan balances totaling $276,701,000. For the three months ended September 30, 2007, DB Indemnity recorded total revenues of $(160,000) and total operating expenses of $16,000, resulting in income before income taxes of $(176,000). For the three months ended September 30, 2007 and 2006, respectively, DB Indemnity incurred $750,000 and $450,000 in claims or loss expense. For the nine months ended September 30, 2007, DB Indemnity recorded total revenues of $(39,000) and total operating expenses of $54,000, resulting in income before income taxes of $(93,000). For the nine months ended September 30, 2007 and 2006, respectively, DB Indemnity incurred $1,076,000 and $450,000 in claims or loss expense. DB Indemnity’s reserve for claims was $600,000 and $350,000, respectively, on September 30, 2007 and December 31, 2006.

Claims have increased because some borrowers are experiencing a reduction of commission revenues resulting from reduction of premium rates by insurance companies while expenses are increasing as the result of higher interest rates. Brooke Credit has relied on Brooke Capital to assist in collateral preservation and the rehabilitation of problem borrowers. As Brooke Credit and Brooke Capital become increasingly independent of Brooke Corporation and each other, claims may increase in the future if Brooke Capital does not continue the same level of assistance.

DB Indemnity issues financial guaranty policies exclusively for the benefit of Brooke Credit and its participating lenders. As a result of the Brooke Credit merger, our ownership interest in Brooke Credit was significantly reduced but our interest in DB Indemnity was not correspondingly reduced. As such, we have changed the underwriting and pricing of DB Indemnity financial guarantee policies so that the minority shareholders of Brooke Credit do not receive extra benefits at the expense of our shareholders. Prior to the Brooke Credit merger, Brooke Credit primarily controlled policy underwriting by authorizing the issuance of policies on loans that complied with its internal loan policy. Subsequent to the Brooke Credit merger, we have assumed primary responsibility for policy underwriting and we now individually underwrite each policy. We have also increased premiums to help ensure that premium revenues are sufficient to pay claims expense.

Liquidity and Capital Resources

Our cash and cash equivalents were $23,827,000 as of September 30, 2007, an increase of $2,624,000 from the $21,203,000 balance at December 31, 2006. During the nine months ended September 30, 2007, net cash of $53,488,000 was provided by operating activities which primarily resulted from a decrease in notes receivable from the sale of loans by Brooke Credit to an off-balance-sheet facility. Net cash of $10,180,000 was used in investing activities primarily for the purchase of securities associated with Brooke Credit’s off-balance-sheet facility, the acquisition of Brooke Savings Bank, the acquisition of Delta Plus and the exercise of warrants to acquire additional Brooke Capital stock. Net cash of $40,684,000 was used in financing activities, primarily for long-term debt payments of $101,524,000 and which was partially offset by net proceeds of $18,975,000 from the sale of 1,500,000 shares of common stock.

Our cash and cash equivalents were $31,263,000 as of September 30, 2006, an increase of $18,942,000 from the $12,321,000 balance at December 31, 2006. During the nine months ended September 30, 2007, net cash of $24,377,000 was used by operating activities, consisting primarily of an increase in notes receivable prior to an expected securitization later in 2007. Net cash of $21,200,000 was used in investing activities primarily from the purchase of securities associated with Brooke Credit’s securitization. Net cash of $64,519,000 was provided by financing activities, consisting primarily of debt advances of $64,624,000.

Our current ratios (current assets to current liabilities) were 1.66 and 1.45, respectively, at September 30, 2007 and December 31, 2006, respectively. Our current ratios (current assets to current liabilities) were 1.39 and 2.08, respectively, as of September 30, 2006 and December 31, 2005.

Brooke Corporation We have transitioned from primarily holding wholly-owned, privately-held subsidiaries to primarily holding partially-owned, publicly-traded subsidiaries (Brooke Credit and Brooke Capital). Our future primary source of revenues will likely be the sale of stock in our public company subsidiaries because revenues from shared services fees, income tax sharing arrangements and dividends previously received from our private company subsidiaries will likely decrease. As a result of “lock-up” provisions in the Brooke Credit and Brooke Capital merger agreements, we cannot sell shares of Brooke Capital until May 2008 and cannot sell shares of Brooke Credit until July 2008. Therefore, until the lock-up periods expire, Brooke Corporation may issue debt to pay corporate expenses and dividends. After the lock periods expire, we believe that revenues from the sale of stock in our public company subsidiaries will be sufficient to offset decreases in other sources of revenues and that the combined sources of revenues will be sufficient to fund our normal operations and pay our corporate expenses, income taxes and dividends.

Brooke Capital Brooke Capital is listed on the American Stock Exchange and has responsibility for meeting its requirements for capital without our assistance. Brooke Capital plans to expand Delta Plus’ non-standard auto insurance company activities which may require additional capital. However, Brooke Capital does not intend to rely on additional equity capital investments from us and is exploring strategic alternatives, including soliciting capital investments from other investors.

Brooke Credit Brooke Credit is traded on the over-the-counter bulletin board market and has responsibility for meeting its requirements for capital without assistance from us. Brooke Credit’s lending activities have been funded primarily through loan participation sales, loan sales to qualifying special-purpose entities, on-balance-sheet bank lines of credit and private placement debt offerings. To fund anticipated loan growth, additional common equity, or alternative types of equity, may be required to improve capital-to-asset ratios, fund collateral margin requirements of bank lines of credit, fund increases in loan inventory or fund purchases of securities associated with loans sold to qualifying special-purpose entities. However, Brooke Credit does not intend to rely on additional equity capital investments from us and has solicited capital investments from other investors.

Brooke Brokerage We contributed $10,000,000 to Brooke Brokerage’s equity in January 2007 to fund the purchase of Brooke Savings Bank (formerly Generations Bank). Brooke Savings Bank recently agreed to acquire an agent bank network that will significantly increase Brooke Savings Bank assets and, if approved by regulators, will require an additional $5,000,000 capital contribution from us. We have committed to the Office of Thrift Supervision that we will ensure that Brooke Savings Bank meets certain minimum capital standards and additional capital contributions from us may be required for this purpose. Brooke Brokerage and Brooke Capital mutually agreed to terminate the previously announced agreement for Brooke Capital to acquire Brooke Savings Bank because part of the rationale for the proposed acquisition was negated by the merger of Brooke Franchise into Brooke Capital.

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

Capital Commitments

The following summarizes our contractual obligations as of September 30, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Short-Term Borrowings	$35,703	$35,703	$—	$—	$—
Long-Term Debt	96,653	41,596	7,761	1,278	46,018
Interest Payments*	43,207	9,728	13,815	13,153	6,511
Operating Leases (Facilities)	29,418	11,096	15,444	2,878	—
Annuity and Insurance obligations	24,889	1,985	4,527	5,184	13,193
Capital Leases (Facilities)	435	90	190	155	—
Other Contractual Commitments**	69	69	—	—	—

Total	$230,374	$100,267	$41,737	$22,648	$65,722

*	Includes interest on short-term and long-term borrowings. For additional information on the debt associated with these interest payments see footnotes 4 and 5 to our consolidated financial statements.
**	Projected future purchase price payments due to sellers of CJD & Associates, L.L.C. that are contingent on future revenues. For additional information, see footnote 16 to our consolidated financial statements.

Our principal capital commitments consist of bank lines of credit, term loans, deferred payments to business sellers and obligations under leases for our facilities. We have entered into enforceable, legally binding agreements that specify all significant terms with respect to the contractual commitment amounts in the table above.

Critical Accounting Policies

Our established accounting policies are summarized in footnotes 1 and 2 to our consolidated financial statements for the years ended December 31, 2006 and 2005, and the three-month and nine-month periods ended September 30, 2007 and 2006. As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with generally accepted accounting principles.

We believe that the following accounting policies are critical. These accounting policies are more fully explained in the referenced footnote 1 to our consolidated financial statements for the years ended December 31, 2006 and 2005, and the three-month and six-month periods ended September 30, 2007 and 2006.

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. The following discussion summarize how we identify critical accounting estimates, the historical accuracy of these estimates, sensitivity to changes in key assumptions, and the likelihood of changes in the future. The following discussion also indicates the uncertainties in applying these critical accounting estimates and the related variability that is likely to result during the remainder of 2007.

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

An estimate of franchisees’ shares of undistributed commissions is made based on historical rates of commission payout, management’s experience and the trends in actual and forecasted commission payout rates. Although commission payout rates will vary, we do not expect significant variances from year to year. We regularly analyze and, if necessary, immediately change the estimated commission payout rates based on the actual average commission payout rates. The commission payout rate used in 2007 to estimate franchisees’ share of undistributed commissions was 80% and the actual average commission payout rate to franchisees (net of profit sharing commissions) was 79% for the three months ended September 30, 2007. We believe that these estimates will not change substantially during the remainder of 2007.

Reserve for Doubtful Accounts Our reserve for doubtful accounts is comprised primarily of a reserve for estimated losses related to amounts owed to us by franchisees for short-term credit advances, which are recorded as monthly statement balances, and longer-term credit advances, which are recorded as non-statement balances. Losses from advances to franchisees are estimated by analyzing all advances recorded to franchise statements that had not been repaid within the previous four months; all advances recorded as non-statement balances for producers who are in the first three months of development, total franchise statement balances; total non-statement balances; historical loss rates; loss rate trends; potential for recoveries; and management’s experience. Loss rates will vary and significant growth in our franchise network could accelerate those variances. The effect of any such variances can be significant. The estimated reserve for doubtful accounts as of September 30, 2007 was $3,100,000. The estimated reserve was approximately 49% of the actual amount of losses from advances made to franchisees for the twelve months ended September 30, 2007, approximately 18% of the actual total combined franchise statement and non-statement balances as of September 30, 2007, and approximately 46% of the actual combined advances recorded to franchise statements that had not been repaid during the four-month period ended September 30, 2007 and recorded as non-statement balances for producers in the first three months of development. We believe that this estimate will increase during the remainder of 2007 primarily as a result of our growing franchise operations and increased emphasis on producer development for start-up franchises.

Reserves for Insurance Claims Reserves for Insurance Claims are comprised of amounts set aside for claims on DB Indemnity, Ltd. and Traders Insurance Company insurance policies. DB Indemnity is a captive insurance company that issues financial guaranty policies covering loans originated by Brooke Credit Corporation. Traders Insurance Company is a domestic insurance company that issues auto insurance policies. Reserves for claims on DB Indemnity insurance policies are estimated by analyzing historical claim payments, the amount delinquent loans, the amount of loans in which default has been declared, general industry loss experience, the amount of loans in which an obligor’s business revenues have experienced a significant decline resulting in inadequate repayment ability and/or collateral support, the amount of loans in which a material change in an obligor’s or guarantor’s financial condition has occurred or is expected to occur, the amount of start-up franchise loans that have matured and the borrower has not achieved the required minimum monthly commission benchmark, and management’s experience. Reserves for claims on Traders Insurance Company insurance policies are estimated based on historical experience, management’s experience, industry analysis and consultation with an independent actuarial firm. Claim payments will vary and significant growth in the issuance of insurance policies or changes in policy underwriting could accelerate those variances. The effect of any such variances can be significant. The estimated reserve for insurance claims as of September 30, 2007 was $600,000.

Discount, Prepayment and Credit Loss Rates Used to Record Loan Participation Sales and Loan Sales to Qualifying Special-Purpose Entities We regularly sell the loans that we originate to banks, finance companies and qualifying special-purpose entities. Accounting for the sale of these loans and the subsequent tests for impairment are summarized in footnote 2 to our consolidated financial statements for the years ended December 31, 2006, 2005 and 2004.

Loan participations and the sale of loans to qualifying special-purpose entities represent the transfer of notes receivable, by sale, to “participating” lenders or special-purpose entities. The fair value of retained interests and servicing assets resulting from the transferred loans are recorded in accordance with the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” We typically estimate fair value based on the present value of future expected cash flows, which requires us to make assumptions about credit losses, prepayment speed and discount rates. Most of our loans are adjustable rate loans on which, in 2006, we assumed credit losses of 0.50% each year, prepayment speeds of 10.00% each year and a discount rate of 11.00%.

When Brooke Credit sells notes receivable to qualifying special-purpose entities, it retains an over-collateralization interests in loans sold and cash reserves. The fair value of the over-collateralization interest in the loans sold to qualifying special-purpose entities that have issued asset-backed securities has been estimated at the par value of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in the loans sold to qualifying special-purpose entities that have secured bank debt, is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (10.00% annually) and discount rates (11.00%) commensurate with the risks involved. The fair value of the cash reserves has been estimated at the cash value of the reserve account.

These assumptions regarding discount rate, prepayment rate and credit loss rate are made based on historical comparisons, management’s experience and the trends in actual and forecasted portfolio prepayment speeds, portfolio credit losses, risk-free interest rates and market interest rates. We regularly analyze the accuracy of our assumptions of prepayment speeds, credit losses and discount rate and make changes when necessary. We believe that changes to these assumptions are unlikely during the remainder of 2007. However, it is important to note that our actual annualized prepayment rate for the entire portfolio has increased to approximately 14.1% through the twelve-month period ended September 30, 2007 primarily due to increased asset ownership transfers to borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests, and the increasing interest rate environment. We expect that, over the remaining life of its loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

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

Subsequent to the initial calculation of the fair value of retained interest, Brooke Credit utilizes a fair market calculation methodology to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. The rates of write down of the retained interest are based on the current interest revenue stream. This revenue stream is based on the loan balances at the date the impairment test is completed, which will include all prepayments on loans and any credit losses for those loans. As of December 31, 2006, as a result of the above mentioned increased prepayment speeds, the fair value of the retained interests declined during 2006, resulting in an impairment loss.

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

Income Tax Expense An estimate of income tax expense is based primarily on historical rates of actual income tax payments. The estimated effective income tax rate used for the nine months ended September 30, 2007 to calculate income tax expense was 38%. Although not expected, significant changes in our estimated tax rate could significantly impact our results. We believe this estimate will not change significantly during the remainder of 2007.

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

Off-Balance-Sheet Arrangements

In General Other than the below listed off-balance-sheet transaction which occurred during March 2007, there have been no material changes in our off-balance-sheet financing arrangements from those reported in our annual report on Form 10-K for the year ended December 31, 2006.

In March 2007, Brooke Credit Corporation initiated a $150,000,000 facility to sell, on a revolving basis, a pool of its loans, while retaining residuals assets such as interest-only strip receivables and a subordinated over-collateralization interest in the receivables. The eligible receivables are sold to Brooke Warehouse Funding, LLC, a wholly-owned bankruptcy-remote special-purpose entity, without legal recourse to Brooke Credit Corporation. Brooke Warehouse Funding, LLC then entered into a participation agreement with Brooke Acceptance Company 2007-1, LLC to sell an undivided senior participation interest in all of the assets of Brooke Warehouse Funding, LLC. Brooke Acceptance Company 2001-7, LLC, entered into an amended and restated receivables financing agreement with Fifth Third Bank which extended a credit facility to Brooke Acceptance Company 2007-1 LLC to provide funds to acquire such participation interests with a facility line of credit of $150,000,000. The facility qualifies for sale treatment under SFAS 140. As of September 30, 2007, the outstanding balance of sold loans held by Brooke Warehouse Funding, LLC and participated to Brooke Acceptance Company 2007-1, LLC totaled $180,270,000.

As reported above, although credit performance has been favorable for Brooke Credit and the purchasers of its loans, the level of credit losses for Brooke Credit and payment delinquencies increased during 2006 and continued to increase during the third quarter of 2007 due, in part, to increasing interest rates and a softening insurance premium insurance market. We do expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by Brooke Credit borrowers.

The actual annualized prepayment rate on Brooke Credit loans has increased to approximately 14.1% during the twelve-month period ended September 30, 2007 primarily due to increased asset ownership transfers to other borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. We expect that, over the remaining life of the Brooke Credit loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace. Management continues to analyze and monitor prepayments.

Proposed Accounting Changes In August 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft which amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This exposure drafts seeks to clarify the de-recognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. Our current off-balance-sheet transactions in our Lending Services segment could be required to be consolidated in our financial statements based on the provisions of the exposure draft. We will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the securitizations and off-balance-sheet financing to continue to derecognize loans transferred to these qualifying special-purpose entities. At September 30, 2007, the qualifying special-purpose entities held loans totaling $313,089,000 which we could be required to consolidate into our financial statements under the provisions of this exposure draft.

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

The actual annualized prepayment rate on Brooke Credit loans has increased to approximately 14.1% during the twelve-month period ended September 30, 2007, primarily due to increased asset ownership transfers to other borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. We expect that, over the remaining life of the Brooke Credit loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

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

SIGNATURES

In accordance with requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2007	BROOKE CORPORATION

	By:	/s/ Keith E. Bouchey
Keith E. Bouchey, Chief Executive Officer

	By:	/s/Leland G. Orr
Leland G. Orr, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

[1]	Filed herewith.