Form 10-Q/A
period 2007-09-30
BROOKE CORP
filed 2007-11-14
CIK 834408

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

As of September 30, 2007, there were 14,219,221 shares of the registrant’s sole class of common stock outstanding.

		Page No.
PART I
ITEM 1	FINANCIAL STATEMENTS	4

	CONSOLIDATED FINANCIAL STATEMENTS

	CONSOLIDATED BALANCE SHEETS	4

	CONSOLIDATED STATEMENTS OF OPERATIONS	6

	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY	8

	CONSOLIDATED STATEMENTS OF CASH FLOWS	9

	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	10

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	37

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	75

ITEM 4	CONTROLS AND PROCEDURES	75

PART II

ITEM 1	LEGAL PROCEEDINGS	76

ITEM 6	EXHIBITS	76

SIGNATURES

EXPLANATORY NOTE

This Form 10-Q/A-1 amends our Form 10-Q for the period ended September 30, 2007, which was filed with the Securities and Exchange Commission on November 7, 2007 (the “Original Filing”). We are filing this Form 10-Q/A-1 to correct typographical matters, revise certain disclosure in Item 2 and to add Items 3 and 4 of Part I.

In addition, in connection with the filing of this Form 10-Q/A-1 and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Form 10-Q/A-1 certain currently dated certifications.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended or added information, this Form 10-Q/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date. For the convenience of the reader, this Form 10-Q/A-1 sets forth the Original Filing in its entirety as amended.

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

The tables below reflect summarized financial information concerning the Company’s reportable segments for the three-month and nine-month periods ended September 30, 2007 and 2006:

For the three months ended September 30, 2007 (in thousands)	Insurance Services Business	Brokerage Business	Lending Services Business	Banking Services	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$27,966	$890	$—	$—	$—	$—	$28,856
Policy fee income	—	116	—	—	—	—	116
Insurance premiums earned	3,751	—	—	—	311	(277)	3,785
Interest income	609	3	6,712	638	192	(289)	7,865
Gain on sale of notes receivable	—	—	3,757	—	—	—	3,757
Consulting fees	3,464	—	—	—	—	(716)	2,748
Initial franchise fees for basic services	5,940	—	—	—	—	—	5,940
Initial franchise fees for buyers assistance plans	—	—	—	—	—	—	—
Gain on sale of businesses	247	—	—	—	—	—	247
Other income	806		445	19	80	(599)	751
Total Operating Revenues	42,783	1,009	10,913	657	583	(1,880)	54,065
Interest expense	709	33	2,115	—	706	(272)	3,291
Commissions expense	24,136	276	—	—	—	(1,864)	22,548
Payroll expense	6,615	415	1,638	190	563	—	9,421
Depreciation and amortization	678	92	380	5	27	(95)	1,087
Insurance loss and loss expense	1,996	—	—	—	525	—	2,520
Other operating expenses	6,631	134	3,132	390	4,429	353	15,069
Minority interest in subsidiary	287	—	540	—	—	—	827
Total Expenses	41,052	951	7,805	585	6,250	(1,880)	54,763
Income Before Income Taxes	1,731	59	3,107	72	(5,667)	—	(698)
Segment assets	129,096	22,710	234,922	48,431	130,910	(165,260)	400,809
Expenditures for segment assets	4,327	—	41,083	—	—	—	45,410

For the three months ended September 30, 2006 (in thousands)	Insurance Services Business	Brokerage Business	Lending Services Business	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$24,582	$866	$—	$—	$—	$25,448
Policy fee income	—	140	—	—	—	140
Insurance premiums earned	—	—	—	640	(12)	628
Interest income	77	4	5,248	152	(75)	5,406
Gain on sale of notes receivable	—	—	4,193	—	(6)	4,187
Consulting fees	450	1,640	—	—	—	2,090
Initial franchise fees for basic services	8,670	—	—	—	—	8,670
Initial franchise fees for buyers assistance plans	405	—	—	—	—	405
Gain on sale of businesses	180	—	—	—	—	180
Other income	512	322	239	1,350	(882)	1,541
Total Operating Revenues	34,876	2,972	9,680	2,142	(975)	48,695
Interest expense	441	37	1,775	511	(74)	2,690
Commissions expense	20,475	281	—	—	—	20,756
Payroll expense	5,956	575	396	868	—	7,795
Depreciation and amortization	17	119	233	308	3	680
Insurance loss and loss expense	—	—	—	450	—	450
Other operating expenses	9,562	1,080	2,661	(141)	(894)	12,268
Total Expenses	36,451	2,092	5,065	1,996	(965)	44,639
Income Before Income Taxes	(1,575)	880	4,615	146	(10)	4,056
Segment assets	57,007	10,290	190,217	80,897	(102,415)	235,996
Expenditures for segment assets	—	—	13,312	5,251	—	18,563

For the nine months ended September 30, 2007 (in thousands)	Insurance Business	Brokerage Business	Lending Services Business	Banking Services	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$87,661	$2,258	$—	$—	$—	$—	$89,918
Policy fee income	—	372	—	—	—	—	372
Insurance premiums earned	8,829	—	—	—	860	(715)	8,974
Interest income	1,657	17	19,510	1,818	553	(763)	22,792
Gain on sale of notes receivable	—	—	15,343	—	—		15,343
Consulting fees	9,136	—	—	—	—	(1,658)	7,478
Initial franchise fees for basic services	25,905	—	—	—	—	—	25,905
Initial franchise fees for buyers assistance plans	455	—	—	—	—	—	455
Gain on sale of businesses	2,089	—	—	—	—	—	2,089
Other income	2,242		794	57	240	(1,975)	1,358
Total Operating Revenues	137,974	2,646	35,647	1,875	1,653	(5,110)	174,684
Interest expense	1,979	104	7,289	—	2,103	(763)	10,714
Commissions expense	67,579	846	—	—	—	—	68,425
Payroll expense	19,697	1,189	2,762	533	2,077	—	26,258
Depreciation and amortization	1,075	292	960	10	759		3,097
Insurance loss and loss expense	4,920		—		1,076	—	5,995
Other operating expenses	34,422	604	7,365	1,105	4,690	(4,347)	43,839
Minority interest in subsidiary	1,011	—	540	—	—	—	1,551
Total Expenses	130,684	3,035	18,917	1,648	10,705	(5,110)	159,879
Income Before Income Taxes	7,290	(390)	16,730	227	(9,052)	—	14,805
Segment assets	129,096	22,710	234,922	48,431	130,910	(165,260)	400,809
Expenditures for segment assets	4,327	—	41,083	—	—		45,410

For the nine months ended September 30, 2006 (in thousands)	Insurance Services Business	Brokerage Business	Lending Services Business	Corporate	Elimination of Intersegment Activity	Consolidated Totals
Insurance commissions	$75,958	$2,329	$—	$—	$—	$78,287
Policy fee income	—	444	—	—	—	444
Insurance premiums earned	—	—	—	846	(59)	787
Interest income	199	14	12,886	380	(242)	13,237
Gain on sale of notes receivable	—	—	6,068	—	11	6,079
Consulting fees	2,051	3,945	—	—	—	5,996
Initial franchise fees for basic services	22,725	—	—	—	—	22,725
Initial franchise fees for buyers assistance plans	2,937	—	—	—	—	2,937
Gain on sale of businesses	3,061	—	—	—	—	3,061
Other income	1,558	911	462	1,364	(2,402)	1,893
Total Operating Revenues	108,489	7,643	19,416	2,590	(2,692)	135,446
Interest expense	1,261	115	4,199	964	(241)	6,298
Commissions expense	59,531	864	—	—	—	60,395
Payroll expense	17,390	1,547	1,190	2,459	—	22,586
Depreciation and amortization	51	338	617	788	8	1,802
Insurance loss and loss expense	—	—	—	450	—	450
Other operating expenses	26,164	2,746	4,647	(1,459)	(2,461)	29,637
Total Expenses	104,397	5,610	10,653	3,202	(2,694)	121,168
Income Before Income Taxes	4,092	2,033	8,763	(612)	2	14,278
Segment assets	57,007	10,290	190,217	80,897	(102,415)	235,996
Expenditures for segment assets	—	—	13,312	7,883	—	21,195

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

On February 14, 2007, Brooke Capital Corporation (formerly First American Capital Corporation) and Brooke Brokerage Corporation announced that they had entered into a definitive agreement by which Brooke Capital would acquire all of the outstanding capital stock of Brooke Savings Bank from Brooke Brokerage Corporation. This transaction has been approved by Federal and State regulators. On September 12, 2007, the Bank and Bank of the West (“BOW”) signed a Purchase and Assumption Agreement for the Bank to acquire BOW’s Kansas Bank Agent Network consisting of 45 agency locations with $103,000,000 in deposits and $8,00,000 in loans. The Bank expects to pay a deposit premium of between $2,700,000 and $3,300,000 and will amortize it over the expected useful lives of the deposits acquired. The transaction is expected to close sometime during the first quarter of 2008 and is subject to regulatory approval and standard closing conditions. Brooke Capital has since decided that acquisition of the Bank is no longer in its best interests, given its current strategic direction. Accordingly, subject to the closing of the currently pending Merger Agreement with Brooke Franchise Corporation, Brooke Capital plans to terminate its agreement to acquire the Bank from Brooke Brokerage Corporation.

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

	As of Sept 30, 2007	As of December 31, 2006	2007 % Increase (Decrease) over 2006
Investments	$56,869	$18,027	215%
Customer Receivables	25,588	20,666	24
Notes Receivable	113,539	164,153	(31)
Interest Earned Not Collected on Notes	5,417	3,401	59
Other Receivables	7,044	1,601	340
Securities	91,351	50,322	82
Deferred Charges	11,562	11,094	4
Accounts Payable	22,347	12,944	73
Deposits	22,751	—	—
Payables Under Participation Agreements	17,850	26,849	(34)
Policy and Contract Liabilities	25,156	20,184	25
Premiums Payable	7,613	6,925	10
Debt	132,791	177,793	(25)
Minority Interest in Subsidiary	49,868	5,464	813

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

Revenues, expenses, assets and liabilities for reportable segments were extracted from financial statements prepared for Brooke Capital, Brooke Franchise and Delta Plus (Insurance Segment); Brooke Credit (Lending Segment); CJD & Associates (Brokerage Segment); and Brooke Savings Bank (Banking Segment), and as such, consolidating entries are excluded.

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

Each segment is assessed a shared services expense which is an internal allocation of legal, accounting, human resources and information technology expenses based on our estimate of usage. Because consolidating entries are excluded, the other operating expense category for reportable segments include internal allocations for shared services expense during the nine-month periods ended September 30, 2007 and 2006, of $2,405,000 and $3,600,000, respectively, for the Insurance Segment; $1,688,000 and $1,350,000, respectively, for the Lending Segment; $45,000 and $1,350,000, respectively, for the Brokerage Segment; and $23,000 and $0, respectively, for the Banking Segment.

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

	Three Months Ended Sept 30, 2007	Three Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006	Nine Months Ended Sept 30, 2007	Nine Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006
Revenues
Insurance Commissions	$27,967	$24,582	14%	$87,661	$75,958	15%
Consulting Fees	3,464	450	670	9,136	2,051	345
Gain on Sale of Businesses	247	180	37	2,089	3,061	(32)
Initial Franchise Fees for Basic Services	5,940	8,670	(31)	25,905	22,725	14
Initial Franchise Fees for Buyer Assistance Plan Services	—	405	100	455	2,937	(85)
Insurance premiums earned	3,751	—	—	8,829	0	—
Interest Income	609	77	690	1,657	199	733
Other Income	805	512	57	2,242	1,558	44

Total Revenues	42,783	34,876	23	137,974	108,489	27
Expenses
Commission Expense	24,136	20,475	18	67,579	59,531	14
Payroll Expense	6,615	5,956	11	19,697	17,390	13
Depreciation and Amortization	678	17	3,888	1,074	51	201
Insurance loss and loss expense	1,996	—	—	4,920	—	—
Other Operating Expenses	6,631	9,562	(31)	34,423	26,164	32

Total Operating Expenses	40,056	36,010	11	127,693	103,136	24
Income From Operations	2,727	(1,134)	—	10,281	5,353	92
Interest Expense	709	441	61	1,979	1,261	57

Income Before Income Taxes	$2,018	$(1,575)	—%	$8,302	$4,092	103%
Minority Shareholders Interest in Brooke Capital Income Before Income Taxes
	287	—	—	1,011	—	—

		Sept. 30, 2006
Total Assets	$129,096	$57,007	126%

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

Advertising expenses decreased $33,000, or 2%, to $1,672,000 for the three months ended September 30, 2007 from $1,705,000 for the three months ended September 30, 2006. Advertising expenses decreased $118,000, or 2%, to $5,955,000 in the nine months ended September 30, 2007 from $6,073,000 in the nine months ended September 30, 2006. Marketing allowances made to franchisees increased $533,000, or 54%, to $1,515,000 for the three months ended September 30, 2007 from $982,000 for the three months ended September 30, 2006. Marketing allowances made to franchisees increased $957,000, or 26%, to $4,604,000 in the nine months ended September 30, 2007 from $3,647,000 in the nine months ended September 30, 2006.

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

Comparison of Net Commissions Breakdown to Corresponding Expenses Breakdown (in thousands)

	REVENUES	RELATED EXPENSES	REVENUES	RELATED EXPENSES	REVENUES	RELATED EXPENSES

	Recurring Franchise Fees Collected From Franchisees for Support Services	Expenses Incurred for Operation of Phillipsburg Support Services Campus	Service Center Fees Collected from Franchisees for Service Centers	Expenses Incurred for Operation of Service Centers	Profit Sharing Commissions Collected from Insurance Cos	Expenses Incurred for Mass Media & Logo Advertising
Three months ended September 30, 2007	$3,129	$2,757	$783	$1,519	$408	$1,672
Nine months ended September 30, 2007	8,997	15,432	2,545	4,970	5,062	5,955
Three months ended September 30, 2006	1,575	3,093	2,768	3,427	538	1,705
Nine months ended September 30, 2006	4,285	10,397	7,745	9,872	5,256	6,073

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

(in thousands, except number of locations)

	Start-Up Related Initial Franchise Fees for Basic Services (Locations)		Conversion-Related Initial Franchise Fees for Basic Services (Locations)		Company-Developed & Inventoried Initial Franchise Fees for Basic Services (Locations)		Total Initial Franchise Fees for Basic Services (Locations)
Three months ended September 30, 2007	$4,455	(27)	$1,155	(6)	$330	(62)	$5,940	(95)
Nine months ended September 30, 2007	14,850	(90)	8,415	(61)	2,640	(74)	25,905	(225)
Three months ended September 30, 2006	7,800	(54)	600	(4)	270	(0)	8,670	(58)
Nine months ended September 30, 2006	18,240	(134)	4,080	(35)	405	(1)	22,725	(170)

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

The calculation of the reduced carrying value, and the resulting gain on sale of businesses, is made by calculating the net present value of scheduled future payments to sellers at a current market interest rate. The following table provides information regarding the corresponding calculations:

Calculation of Seller Discounts Based on Reduced Carrying Values

(in thousands, except percentages and number of days)

	Beginning Principal Balance	Weighted Average Rate	Weighted Average Maturity	Interest Rate Used for Net Present Value	Full Nominal Purchase Price	Reduced Carrying Value	Gain on Sale from Deferred Payments
Three months ended September 30, 2007	$6,528	9.75%	341	9.75%	$16,722	$16,475	$247
Nine months ended September 30, 2007	17,237	6.06	319	9.75	40,704	39,310	1,394
Three months ended September 30, 2006	1,106	9.75	731	9.75	2,496	2,344	152
Nine months ended September 30, 2006	8,047	9.41	918	9.00-9.75	23,625	22,294	1,331

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

	As of September 30, 2007	As of December 31, 2006
Total Statement Balances	$7,782	$6,214
Uncollected Accounts* (Included in Above Total Statement Balances)	4,383	3,778
Watch Statement Balances (Included in Above Total Statement Balances)	6,758	5,476
Watch Statement Uncollected Accounts**	1,134	1,804

*	These amounts are limited to uncollected balances for franchisees with unpaid statement balances as of September 2007 and December 2006.
**	These amounts are limited to uncollected balances for franchisees with watch statement balances as of September 2007 and December 2006.

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

Valuation and Qualifying Accounts

	Balance at Beginning of Year	Increase (Decrease) in Expenses	Receivable from Brooke Corporation	Franchise Balance Writeoff	Balance at End of Period
Reserve for Doubtful Accounts
Year Ended December 31, 2006	$716	$4,313	$—	$3,563	$1,466
Nine Months Ended September 30, 2007	1,466	3,122	1,508	5,996	100

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

Financial information relating to Brooke Credit and our Lending Segment is as follows (in thousands). Assets, liabilities and equity amounts are as of September 30, 2007 and December 31, 2006.

	Three Months Ended Sept 30, 2007	Three Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006	Nine Months Ended Sept 30, 2007	Nine Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006
Operating Revenues
Interest Income	$15,173	$11,957	27%	$43,473	$29,467	48%
Participating Interest Expense	(8,460)	(6,711)	26	(23,963)	(16,582)	45
Provision for Credit Losses	(830)	—	—	(830)	—	—
Gain on Sale of Notes Receivable	3,757	4,194	(10)	15,343	6,068	153
Other Income	445	239	86	794	462	72

Total Operating Revenues	10,085	9,679	5	34,817	19,415	79
Operating Expenses
Other Operating Interest Expense	384	868	(56)	2,417	1,881	28
Payroll Expense	1,638	396	314	2,762	1,190	132
Amortization	380	233	63	960	617	55
Other Operating Expenses	2,305	2,661	(13)	6,536	4,647	41

Total Operating Expenses	4,707	4,158	13	12,675	8,335	52
Income from Operations	5,378	5,521	(2)	22,142	11,080	100
Interest Expense	1,731	906	91	4,872	2,317	110

Income Before Income Taxes	$3,647	$4,615	(20)%	$17,270	$8,763	97%
Minority Shareholders Interest in Brooke Credit Income Before Income Taxes
Brooke Credit Income Before Income Taxes	540	—	—	540	—	—

		Dec 31, 2006
Total Assets	$234,545	$256,475	(9)%

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

The second component of the gain on sale of notes receivable is the gain on sale recorded associated with the interest-only strip receivable benefit based on a present value calculation of future expected cash flows of the interest spread on the underlying loans sold, net of prepayment and credit loss assumptions. At September 30, 2007, and December 31, 2006, this spread for true sale loan participations was approximately 2.44% and 2.24%, respectively. The spread associated with loan participation increased at September 30, 2007 compared to December 31, 2006 primarily as a result of selling loans to participating lenders at slightly lower cost of funds during 2007. At September 30, 2007, and December 31, 2006, this spread for loans sold to qualifying special-purpose entities was 4.91% and 3.56% respectively. The spread increased significantly at September 30, 2007 compared to December 31, 2006, primarily as a result of improved pricing resulting from the Fifth Third Bank off-balance-sheet facility which closed in March 2007. These spread percentages discussed exclude the spread associated with related party loans sold, however the following discussion of interest benefit gains and losses include related party loans sold, as those amounts are consolidated in the results of operations. During the three months ended September 30, 2007 and 2006, the net gains from interest-only strip receivable benefits totaled $2,616,000 and $3,917,000, respectively, which included gross gains from interest-only strip receivable benefits of $3,440,000 and $4,580,000, respectively, and losses from write downs of retained interest asset to fair market value of $824,000 and $663,000, respectively. During the nine months ended September 30, 2007 and 2006, the net gains from interest-only strip receivable benefits totaled $12,662,000 and $4,247,000, respectively, which included gross gains from interest-only strip receivable benefits of $14,944,000 and $6,063,000 respectively. The decrease in net gains from interest benefits during the third quarter of 2007 as compared to the same period in 2006 is primarily the result of increased loans sold off balance sheet during 2006 as a result of a loan securitization closed during July 2006. The increase in net gains from interest benefits for the year to date 2007 period is primarily the result of selling more loans off-balance-sheet with the close of the Fifth Third Bank facility during the first quarter of 2007.

When Brooke Credit sells loans to qualifying special-purpose entities that qualify as true-sales under SFAS 140, a gain on sale is recognized when the note receivables are sold. When Brooke Credit sells note receivables to qualifying special-purpose entities, it typically retains interest rights. The component of the gain on sale of notes receivable to qualifying special-purpose entities is the gain on sale recorded associated with the interest-only strip receivable and retained interest benefit, net of direct expenses. Unlike participation sales, in loans sold to qualifying special-purpose entities an unaffiliated third-party is the servicer and Brooke Credit is a secondary or sub-servicer. As such, no servicing asset or liability is recorded.

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

The most significant impact from the loans sold has been the removal of loans from Brooke Credit’s balance sheet that Brooke Credit continues to service. As of September 30, 2007, and December 31, 2006, the balances of those off-balance-sheet assets totaled $547,452,000 and $318,275,000, respectively, or 85% and 66%, respectively, of the portfolio. These amounts exclude sales of related party loans of $15,130,000 and $3,177,000, respectively, as of September 30, 2007, and December 31, 2006. The increased level of off-balance-sheet assets in 2007 is primarily the result of a larger loan portfolio and the continued sale of loan participations and the sale of loans to qualifying special-purpose entities including the Fifth Third Bank facility established in March 2007.

Loan Servicing Assets and Liabilities When Brooke Credit recognizes non-cash gains for the servicing benefits of loan participation sales, it books that amount as a loan servicing asset on its balance sheet. This amount is equal to Brooke Credit’s estimate of the present value of future cash flows resulting from the servicing spread. Brooke Credit recognizes such assets only when the income allocated to its servicing responsibilities exceeds its cost of servicing, which Brooke Credit typically estimates at 0.25% of the loan value being serviced which represents adequate compensation as determined by the market rates Brooke Credit pays third parties to service loans sold to qualifying special-purpose entities. Components of the servicing asset as of September 30, 2007 were as follows (in thousands):

Estimated Cash Flows from Loan Servicing Fees	$12,410
Less:
Servicing Expense	(2,244)
Discount to Present Value	(3,818)

Carrying Value of Retained Servicing Interest in Loan Participations	$6,348

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows was recorded as a servicing liability. Components of the servicing liability as of September 30, 2007 were as follows (in thousands):

Estimated Cash Flows from Loan Servicing Fees	$—
Less:
Servicing Expense	39
Discount to Present Value	(22)

Carrying Value of Retained Servicing Liability in Loan Participations	$17

Loan Participations-Interest-Only Strip Receivable Asset To the extent that the difference between the rate paid by Brooke Credit to participating lenders and the rate received from its borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, Brooke Credit recognizes a non-cash asset, called an “Interest-only strip receivable asset,” on its balance sheet. This amount is equal to Brooke Credit’s estimate of the present value of expected future cash flows resulting from this interest spread, net of credit loss and prepayment assumptions. Components of the interest receivable asset as of September 30, 2007 were as follows (in thousands):

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

Components of the interest-only strip receivable portion of securities as of September 30, 2007 were as follows (in thousands):

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

On loans held on Brooke Credit’s balance sheet, a loan loss reserve of $830,000, which equates to approximately 0.87% of the $95.5 million in on-balance-sheet loans, was established during the third quarter of 2007. This reserve, intended to provide for losses inherent in loans held on the balance sheet, was established because Brooke Credit now retains loans on its balance sheet for up to twelve months, longer than the six to nine months it has historically held loans. Also, the Company experienced an increase in delinquencies of its loans held on balance sheet during the third quarter of 2007 as compared to prior periods.

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

	Three Months Ended Sept 30, 2007	Three Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006	Nine Months Ended Sept 30, 2007	Nine Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006
Operating Revenues
Interest Income	$638	$753	(15)%	$1,818	$2,226	(18)%
Other Income	19	34	(44)	57	102	(44)

Total Operating Revenues	657	787	(17)	1,875	2,328	(19)
Operating Expenses
Payroll Expense	190	110	73	533	384	39
Depreciation	5	—	—	10	—	—
Other Operating Expenses	390	292	34	1,105	900	23

Total Operating Expenses	585	402	46	1,648	1,284	28

Income Before Income Taxes	$72	$385	(81)%	$227	$1,044	(78)%

		Dec 31, 2006
Total Assets	$48,510	$53,295	(9)%

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

	Three Months Ended Sept 30, 2007	Three Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006	Nine Months Ended Sept 30, 2007	Nine Months Ended Sept 30, 2006	2007 % Increase (Decrease) over 2006
Operating Revenues
Insurance Premiums Earned	$311	$640	$(51)	$860	$846	$2%
Interest Income	192	152	26	553	380	46
Other Income	80	1,350	(94)	240	1,364	(82)

Total Operating Revenues	583	2,142	(73)	1,653	2,590	(36)
Operating Expenses
Payroll Expense	563	868	(35)	2,077	2,459	(16)
Depreciation and Amortization	27	308	(91)	760	788	(4)
Insurance Loss and Loss Expense	525	450	17	1,076	450	139
Other Operating Expenses	4,429	(141)	3241	4,689	(1,459)	421

Total Operating Expenses	5,544	1,485	273	8,602	2,238	284
Income from Operations	(4,961)	657	(855)	(6,949)	352	(2074)
Interest Expense	706	511	38	2,103	964	118
Income Before Income Taxes	$(5,667)	$146	(3782)%	$(9,052)	$(612)	(1579)%

		Sept. 30, 2006
Total Assets	$130,910	$80,897	62%

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

Off-Balance-Sheet Arrangements

In General Other than the below listed off-balance-sheet transaction which occurred during March 2007, there have been no material changes in our off-balance-sheet financing arrangements from those reported in our annual report on Form 10-K/A for the year ended December 31, 2006.

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

There have been no material changes in the description of our market risks from those reported at December 31, 2006 in our Annual Report on Form 10-K/A for the fiscal year then ended.

Although credit performance has been favorable for Brooke Credit Corporation and the purchasers of its loans, the level of credit losses for Brooke Credit and payment delinquencies increased during 2006 and continued to increase during the first three quarters of 2007 due, in part, to increasing interest rates and a softening premium insurance market. We do expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by Brooke Credit borrowers. The majority of loans in Brooke Credit’s portfolio has a variable interest rate based upon the prime rate and adjusts daily. To the extent interest rates increase significantly, borrowers may have a more difficult time making their principal and interest payments.

The actual annualized prepayment rate on Brooke Credit loans has increased to approximately 14.1% during the twelve-month period ending September 30, 2007, primarily due to increased asset ownership transfers to other borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. We expect that, over the remaining life of the Brooke Credit loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

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

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a) or Rule 15d-15(f) of the Exchange Act) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Date: November 14, 2007	BROOKE CORPORATION

	By:	/s/ Keith E. Bouchey
Keith E. Bouchey, Chief Executive Officer

	By:	/s/Leland G. Orr
Leland G. Orr, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

[1]	Filed herewith.