Form 10-K
period 2007-12-31
BROOKE CORP
filed 2008-03-17
CIK 834408

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-31698

BROOKE CORPORATION
(Exact name of registrant as specified in its charter)

Kansas (State or other jurisdiction of incorporation or organization)	48-1009756 (I.R.S. Employer Identification No.)
8500 College Boulevard, Overland Park, Kansas	66210 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number:
(913) 661-0123

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $.01 per share	NASDAQ Global Market

Securities registered under Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(c) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates, computed by reference to the price at which the stock was last sold, as of June 30, 2007, was $114,818,260.

The number of shares of registrant’s common stock, $.01 par value, outstanding on March 14, 2008 was 14,224,021.

DOCUMENTS INCORPORATED BY REFERENCE

Certain specified portions of our definitive proxy statement relating to the registrant’s Annual Meeting of Stockholders, to be held on April 24, 2008, are incorporated by reference in Part III to the extent described therein. In addition, information required by Item 701 of Regulation S-K with respect to the unregistered sale of equity to institutional accredited investors as provided in our Current Report on Form 8-K dated June 28, 2007 is incorporated by reference.

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

While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons. These risks and uncertainties are discussed in more detail under “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and include, but are not limited to:

•	prevailing economic conditions, either nationally or locally in some or all areas in which we conduct business or conditions in the securities markets or the banking industry;

•	changes in interest rates, deposit flows, loan demand, real estate values and competition, which can materially affect, among other things, consumer banking revenues, origination levels in our lending businesses and the level of defaults, losses and prepayments on loans made by us, whether held in portfolio or sold in the secondary markets;

•	operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which our banking segment is highly dependent;

•	changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to mergers and related integration and restructuring activities; conditions in the securities markets or the banking industry;

•	our borrowers’ financial performance and their potential ability to repay amounts due to us;

•	inability to fund our loans through sales to third parties;

•	inability to secure the lines of credit and additional sources of funding necessary to accommodate our growth;

•	certain assumptions regarding the profitability of our securitizations, loan participations, warehouse lines of credit and other funding vehicles, which may not prove to be accurate;

•	the value of the collateral securing our loans;

•	potential litigation and regulatory proceedings regarding commissions, fees, contingency payments, profit sharing and other compensation paid to brokers or agents;

•	dependence on key personnel; and

•	the level of expenditures required to comply with the Sarbanes-Oxley Act and the potential material adverse effects of not complying with the Sarbanes-Oxley Act.

We expressly disclaim any obligation to update or revise any of these forward-looking statements, whether because of future events, new information, a change in our views or expectations, or otherwise. We make no prediction or statement about the market performance of our shares of common stock.

PART I

ITEM 1.	BUSINESS.

References in this report to “we,” “us” and “our” are to Brooke Corporation and one or more of our subsidiaries, as the context requires.

General

We are a provider of banking, insurance, and other financial services with operations throughout the United States. Through our subsidiaries, we provide clients with analysis, advice and transactional capabilities across four operating segments: Banking Services; Brokerage Services; Insurance Services; and Lending Services. In addition, we operate certain captive insurance companies that self-insure portions of the professional insurance agents’ liability exposure of Brooke Capital Corporation, its affiliated companies and its franchisees and provide financial guaranty policies to Aleritas Capital Corp. (a d/b/a of Brooke Credit Corporation).

We were incorporated in Kansas on January 22, 1986 under the name of Brooke Financial Services, Inc. We later changed our company name to Brooke Corporation. We own, directly or indirectly through another subsidiary, 100% of all our subsidiaries, except for Brooke Capital and Aleritas, in which we are the majority shareholder. (See the diagram below.) Brooke Capital (AMEX: BCP) and Aleritas (OTCBB: BRCR) are publicly traded companies. Brooke Capital operates our Insurance Services business. Aleritas operates our Lending Services business. We operate our Banking Services business through Brooke Bancshares, Inc., a wholly-owned subsidiary, and we operate our Brokerage Services business through another wholly-owned subsidiary, Brooke Brokerage Corporation.

Brooke Bancshares, Inc.

The Agent Bank conducts its banking products and services operations primarily through contracted banker agents who are paid commissions for customer referrals. The Agent Bank’s main retail banking office is in Phillipsburg, Kansas and its agent training and support offices are in Overland Park, Kansas. The Agent Bank is a member of the Federal Home Loan Bank of Topeka (“FHLB”) and is subject to regulation, examination and supervision by the Office of Thrift Supervision (“OTS”) and the Federal Deposit Insurance Corporation (“FDIC”). The Agent Bank’s deposits are insured by the FDIC through the Deposit Insurance Fund (“DIF”).

Recent Developments

On January 8, 2007, following approval by the OTS and satisfaction of other closing conditions, Brooke Bancshares completed the acquisition of Generations Bank, a federal savings bank, by purchasing for $10.1 million in cash all of the issued and outstanding capital stock of Generations Bank from Kansas City Life Insurance Company pursuant to a Stock Purchase Agreement dated January 23, 2006. Generations Bank now operates under the name Brooke Savings Bank (the “Agent Bank”), and the main retail banking office for the Agent Bank has relocated from Kansas City, Missouri, to Phillipsburg, Kansas, and the agent training and support offices of the Agent Bank has relocated from Kansas City, Missouri to Overland Park, Kansas. The Agent Bank’s business plan is centered on the sale of bank products and services to consumers through referrals from Brooke Brokerage’s life insurance agents, Brooke Capital’s property and casualty insurance agents and other independent agents.

The Agent Bank entered into a purchase and assumption agreement with Bank of the West (“BOW”), a California state chartered bank located in San Francisco, California, on August 29, 2007, to purchase a network of 42 Kansas-based banker agents who refer deposit and loan business to the Agent Bank (the “Network”). The OTS approved the transaction on December 13, 2007. The transaction became effective as of the close of business on January 18, 2008 and added approximately $100 million in deposits and $7.5 million in loans to the Agent Bank’s balance sheet. The Agent Bank paid a deposit premium of approximately $2.9 million. On January 18, 2008, all checking, savings, money market, certificate of deposit and IRA accounts, and selected consumer loan accounts, such as auto loans, home equity loans, and home equity line of credit loans that were opened through the Network were transferred to the Agent Bank. As a result of this transaction, the Agent Bank reported total assets of approximately $141 million, total deposits of $125 million and total stockholders equity of $15.4 million as of January 31, 2008.

The Network’s banker agents are located in forty-two rural Kansas communities and have been providing banker agent services for many years. Railroad Savings Bank, located in Newton, Kansas and later relocated to Wichita, Kansas began forming the Network shortly after it was state chartered in 1896. Railroad Savings Bank converted to a federal savings bank charter in 1989 and its regulator, the Federal Home Loan Bank (predecessor to the OTS), grandfathered the Network under the federal regulations. Railroad Savings Bank was acquired by Commercial Federal Bank of Omaha, Nebraska in October 1995. Commercial Federal Bank was acquired by Bank of the West in December 2005.

Communities Served

The Agent Bank has designated Phillips and Johnson counties in Kansas as its primary lending assessment area, but these designations will be re-assessed on an annual basis as additional loan origination data becomes available. The Agent Bank provides services universally to its current customers and future customers in all regions of the United States. Brooke Brokerage and Brooke Capital have agents located in 29 states and it is anticipated that the Agent Bank will eventually enter into banker agent agreements with many of those agents. Thus, it is expected that the Agent Bank’s lending territory will continue to cover a wide geographic and diverse economic area.

Banking Services by Agent Bank

The Agent Bank intends to provide customers with a combination of products and service that engenders strong, mutually beneficial, long-term relationships, while also generating a reasonable return. The Agent Bank sells bank products and services to consumers through referrals from independent agents. The Agent Bank also sells bank products and services directly to consumers from its main banking office in Phillipsburg, Kansas and from its branch operation office in Overland Park, Kansas.

Agent Bank Lending

All loan underwriting and loan pricing decisions are made centrally by Agent Bank officers and employees. The Agent Bank relies on agent bankers to gather customer information and provide local background information, but agent bankers are not involved in loan underwriting or loan pricing decisions.

•	Small Business Loans. The Agent Bank plans to expand its small business loan operations to diversify the existing loan portfolio and capitalize on our expertise in this area. The Agent Bank will purchase participation loans originated by other financial institutions and will sell participation interests in small business loans originated by the Agent Bank. Small business loans are expected to be the Agent Bank’s primary source of new loan activity.

•	Commercial Real Estate Loans. The Agent Bank plans to increase its commercial real estate loan portfolio through direct loan origination or the purchase of loan participations in loans originated by other financial institutions. However, increases in the Agent Bank’s commercial real estate loan balances are expected to be much less than increases in small business loan balances.

•	Residential Mortgage Loans. The Agent Bank plans to continue offering residential mortgage loans although significant expansion of residential mortgage loan activity is not planned. There are no plans to originate sub-prime or speculative, high loan-to-value loans.

•	Consumer Loans. The Agent Bank plans to continue offering consumer loans, although the Agent Bank believes consumer lending opportunities are limited and does not expect significant growth of its consumer loan portfolio.

Agent Bank Deposits

All deposit product and pricing decisions are made centrally by Agent Bank officers and employees. The Agent Bank relies on agent bankers to gather application information, but agent bankers are not involved in deposit product or pricing decisions.

•	Transaction Account Deposits. Transaction account deposits are gathered at the Phillipsburg main bank location, through scanner equipped automated teller machines and through mail delivery. Except for initial deposit to open accounts, banker agents may not accept deposits, and therefore electronic and Internet banking are important to the agent banker network. Technological advances make electronic and Internet banking more convenient and popular, which may result in increases in the Agent Bank’s transaction account balances.

•	Time Deposits. Agent bankers have historically favored the marketing of the Agent Bank’s time deposits, and the Agent Bank plans to provide competitive time deposit interest rates. Increases in the Agent Bank’s time deposit account balances are therefore likely if the Agent Bank is successful in recruitment of additional agent bankers.

Banking Services by Community Banks

We plan to eventually leverage our banking expertise with acquisition of reasonably priced community banks. Unlike the Agent Bank where all underwriting and pricing decisions are controlled centrally, these types of decisions will be made locally by the management of any community bank that we may acquire. Acquiring or starting a community bank is consistent with our “local entrepreneur” philosophy, provided that local bank management has significant ownership in the bank (up to 20%) and marketing is focused on the local community.

Brooke Brokerage Corporation

Brooke Brokerage is our wholly-owned subsidiary that generates revenues from the sale of hard-to-place property and casualty insurance policies and life insurance policies on a wholesale basis by its CJD & Associates, LLC subsidiary.

Property and Casualty Insurance Brokerage

Brooke Brokerage serves as a wholesale insurance broker and has binding authority on behalf of certain insurance companies. Brooke Brokerage assists both Brooke Capital’s franchise agents and unaffiliated agents in finding property and casualty insurance coverage for hard-to-place and niche risks. We place business with approximately ten major carriers and syndicates including Scottsdale Insurance Company, ACE European, Penn America and Penn Select Insurance Companies, United National Insurance Company, Burlington Insurance Group, Inc., Sagamore Insurance Company, Founders Insurance Company and Lloyds of London syndicates.

The following table shows wholesale commissions received by Brooke Brokerage through its subsidiaries for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005

Wholesale commissions	$2,771	$2,842	$6,382

Life Insurance Brokerage

Since we transferred the property and casualty insurance agency to Brooke Capital on November 15, 2007, Brooke Brokerage expanded its activities to include life insurance sales on a wholesale basis. Brooke Brokerage and the Agent Bank together offer life insurance agents the opportunity to use our trade name and become banker agents. Unlike Brooke Capital’s property and casualty insurance agency franchise, Brooke Brokerage does not provide life insurance agents with administrative, cash management, document management or other such support and instead relies on life insurance agents to calculate and pay to us our share of monthly sales commissions.

Loan Brokerage and Consulting

On December 8, 2006, in connection with our acquisition of an ownership interest in Brooke Capital, Brooke Brokerage entered into a Brokerage Agreement by which, as of that date, First Life Brokerage, Inc. (now Brooke Capital Advisors, Inc.), a subsidiary of Brooke Capital, began operating a business providing loan consulting services to managing general agency borrowers and collateral preservation services to lenders. As a result, Brooke Brokerage is no longer engaged in this business.

Brooke Capital Corporation

Our insurance company operations and property and casualty insurance agency operations have been organizationally consolidated into Brooke Capital, a publicly-traded company listed on the American Stock Exchange of which we own 81%. Brooke Capital generates revenues from the sale of life insurance and annuity products by independent insurance agents through First Life America Corporation, a Kansas-domiciled life insurance company subsidiary. On November 15, 2007, Brooke Franchise Corporation, a wholly-owned subsidiary, was merged with and into Brooke Capital, resulting in Brooke Capital becoming a property and casualty insurance agency franchisor. These franchise activities are being consolidated into Brooke Investments, Inc., which is a subsidiary of Brooke Capital as a result of this merger. Thus, Brooke Capital now generates revenues from sales commission paid by insurance companies for the sale of property and casualty insurance policies by franchised agents.

Brooke Capital has also agreed to accept our contribution of all of the common stock of Delta Plus Holdings, Inc. (a transaction that is expected to be completed in the second quarter of 2008), which will result in the consolidation of virtually all of our insurance-related activities into Brooke Capital. Delta Plus, which we acquired on March 30, 2007, is the parent company of Traders Insurance Company, a Missouri-domiciled property and casualty insurance company. See below under “Contemplated Non-Standard Automobile Insurance” for more information.

Brooke Capital’s business is separated into two categories. The first category includes its operation of insurance companies including the issuance of life insurance policies by First Life America Corporation, a Kansas life insurance company (“FLAC”) and the issuance of auto insurance policies by Traders Insurance Company, a Missouri property and casualty insurance company (“TIC”). (TIC won’t actually become a subsidiary of Brooke Capital until the completion of the Delta Plus transaction as described above; pending that event, TIC’s business is only organizationally part of Brooke Capital.) The second category includes its insurance agency operations which are being consolidated into Brooke Investments, Inc., dba Brooke Franchise (“Franchise”) and its insurance agency consulting activities conducted through Brooke Capital Advisors (“BCA”).

Insurance Company Operations

Life Insurance and Annuity Product Sales

FLAC sells life insurance and annuity products in eight states throughout the Midwest and brokers life, health, disability and annuity products of unrelated insurance companies.

Products of FLAC

The primary insurance products currently being marketed by FLAC are as follows:

Golden Eagle Whole Life (Final Expense) is available on a simplified issue or graded death benefit basis. The simplified issue product is issued from age 50 to 85 with death benefit coverage ranging from a minimum of $2,500 to a maximum of $25,000. The graded death benefit product is issued from age 50 to 80 with death benefit coverage ranging from a minimum of $2,000 to a maximum of $10,000. The policy includes a living benefit rider that pays the actuarial present value of the death benefit upon terminal illness or nursing home confinement. Premiums are level for life and vary by risk class, sex and issue age. First Life is in the process of modifying the premiums on this policy from unismoker to non-tobacco/tobacco rates. Fist Life expects to bring these new premium rates to the market in 2008.

First Whole Life is a permanent whole life insurance product with guaranteed level premiums and death benefits. Issue ages are 0 (30 days) to age 80. Rate classes include preferred non-tobacco, non-tobacco and tobacco. The product is non-participating. Available riders include accidental death, accelerated living benefit, waiver of premium, terminal illness and long-term care.

First Term is a level term life insurance product with term periods of 10, 15, 20 and 30 years. Both fully guaranteed and partially guaranteed premium options are available. For the partially guaranteed option, premiums are level for 5 years on the 10 year term, 10 years on the 15 year term, 13 years on the 20 year term and 17 years on the 30 year term, increasing annually thereafter. Rate classes include non-tobacco, preferred tobacco and tobacco. Issue ages for the 10, 15 and 20 are 18 to 60 for all classes. Issue ages for 30 year non-tobacco are 18 to 50, and issue ages for 30 year preferred tobacco and tobacco are 18 to 45. Available riders include return of premium, accidental death, accelerated death benefit and waiver of premium.

Value Builder is a modified payment whole life insurance policy with a flexible premium deferred annuity rider. The policy requires premium payments to be made for a certain number of years after which time the policyholder is entitled to policy benefits without making future payments. The product combines both a ten and twenty payment period based on the issue age of the insured. Issue ages from age 0 (30 days) to 20 and 66 to 80 are ten pay policies and issue ages from 21 to 65 are twenty pay policies. Premium payments are split between life and annuity based on percentages established in the product design. First year premium payments are allocated 100% to life insurance and renewal payments are split 50% to life and 50% to annuity. The product is being sold in premium units with the ability to purchase either fractional or multiple units. At the end of the required premium paying period, the policyholder may continue to make full premium payments into the annuity rider to provide for greater annuity accumulations.

First Step is a juvenile term product issued from age 0 (30 days) to age 15. Coverage is sold in units. One unit, consisting of a single premium payment of $100 purchases $5,000 of death benefit coverage, while two units, consisting of a single premium payment of $200 purchases $10,000 of coverage. The product contains a conversion provision allowing it to be converted to a whole life policy prior to age 21.

First Flex I is a flexible premium deferred annuity for ages 0 to 84. The initial interest rate is guaranteed for one contract year with a minimum guaranteed interest rate of 3%. The surrender charge period is seven years and up to 15% of the account value can be withdrawn each year without incurring a surrender charge. If the owner becomes confined to an extended care facility or hospital, the surrender charge may be waived up to a certain limit. The minimum deposit is $100.

First Max I is a single premium deferred annuity for ages 0 to 90. The initial interest rate is guaranteed for one contract year with a minimum guaranteed interest rate of 3%. The surrender charge period is five years and up to 15% of the account value can be withdrawn each year without incurring a surrender charge. If the owner becomes confined to an extended care facility or hospital, the surrender charge may be waived up to a certain limit. The minimum deposit is $500.

First Max III is a single premium deferred annuity for ages 0 to 90. The initial interest rate is guaranteed for three contract years with a minimum guaranteed interest rate of 3%. The surrender charge period is three years. If the owner becomes confined to an extended care facility or hospital, the surrender charge may be waived up to a certain limit. The minimum deposit is $500.

Easy Pack contains short form applications for simplified underwriting and quick issue. Products included in the Easy Pack are First Whole Life, First Term, First Step, Golden Eagle Final Expense and First Flex I, First Max I and First Max III. The Easy Pack is designed for the agent and consumer to receive quick underwriting decisions on the small face policies.

Product Marketing and Sales  FLAC’s marketing strategy is to provide life insurance and annuity products that are beneficial to the consumer and profitable. FLAC is therefore continually seeking new markets for its products primarily by utilizing its existing and new insurance agents to promote the sales of its products. FLAC sells its products through agents. These agents receive commissions and, subject to qualification, promotional incentives from FLAC based on premiums collected on the products sold. FLAC contracts the independent agents directly or through independent marketing organizations referred to as IMOs. IMOs generally are organizations that align multiple independent agents with specific insurers and products. The IMOs receive a portion of the overall commissions paid by FLAC on products sold by the agents. The IMOs recruit, train, contract and provide other support functions to the independent agents.

FLAC is currently licensed to transact life and annuity business in the states of Kansas, Texas, Ohio, Illinois, Oklahoma, North Dakota, Kentucky and Nebraska. Due to the varied processes of obtaining admission to write business in new states, management cannot reasonably estimate the time frame of expanding its marketing presence.

Insurance Inforce  The following table provides certain information about FLAC’s volume of life insurance coverage inforce for each of the last three years:

Amounts of Insurance(1)	2007	2006	2005
	(Shown in thousands)

Beginning of the year	$154,674	$163,353	$160,123
Issued during year	9,922	9,937	26,306
Reinsurance assumed	4,991	4,651	1,096
Revived during year	2,240	2,168	2,147
Lapse, surrender and decreased	(18,013)	(25,435)	(26,319)

In-force end of year	$153,814	$154,674	$163,353

(1)	Excludes accidental death benefits (shown in thousands) of $29,594, $31,184 and $33,235 in 2007, 2006, and 2005, respectively.

The following table provides certain information about FLAC’s policy count for each of the last three years:

	2007	2006	2005
	(Number of policies)

Beginning of the year	9,974	9,856	8,318
Issued during year	1,101	1,137	2,516
Reinsurance assumed	142	135	55
Revived during year	125	143	110
Lapse, surrender and decreased	(1,010)	(1,297)	(1,143)

In-force end of year	10,332	9,974	9,856

As evidenced by the tables above, the average face amount per policy issued has approximated $10,500, $8,700 and $9,000 during 2005, 2006 and 2007, respectively. The relatively small face amount issued is directly related to increased focus being placed on production of FLAC Final Expense product over the past three years. The Final Expense product has a maximum face amount of $25,000, a level significantly less than the other products historically marketed by FLAC.

Reinsurance  In order to reduce the financial exposure to adverse underwriting results, insurance companies generally reinsure a portion of their risks with other insurance companies. FLAC has entered into agreements with Generali USA Life Reassurance Company (“Generali”) of Kansas City, Missouri, Optimum Re Insurance Company (“Optimum Re”) of Dallas, Texas, and Wilton Reassurance Company (“Wilton Re”) of Wilton, CT, to reinsure portions of the life insurance risks it underwrites. Pursuant to the terms of the reinsurance agreements, FLAC retains a maximum coverage exposure of $50,000 on any one insured. In the event that the reinsurance companies are unable to fulfill their obligations under the reinsurance agreements, FLAC remains primarily liable for the entire amount at risk.

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

Underwriting  FLAC follows underwriting procedures designed to assess and quantify insurance risks before issuing life insurance policies. Such procedures require medical examinations (including blood tests, where permitted) of applicants for policies of life insurance in excess of certain policy limits. These requirements are graduated according to the applicant’s age and vary by policy type. The life insurance subsidiary also relies upon medical records and upon each applicant’s written application for insurance, which is generally prepared under the supervision of a trained agent.

Actuarial Services  FLAC has a contract with a consultant to provide actuarial services.

Investments  The Kansas Insurance Code restricts the investments of insurance companies by the type of investment, the amount that an insurance company may invest in one type of investment, and the amount that an insurance company may invest in the securities of any one issuer. The restrictions of the Kansas Insurance Code are not expected to have a material effect on the investment return of FLAC. Brooke Capital is not subject to the limitations, which restrict the investments made by FLAC. Currently, investments of FLAC are held in both short-term, highly liquid securities and long-term, higher yield securities. The investment strategy is focused primarily on matching maturities to the anticipated cash needs of FLAC, but also attempts to match the investment mix to others within FLAC’s industry peer group.

Financial Information  See Note 9 to Item 8 “Financial Statements” in this Form 10-K for financial information regarding our insurance company operations.

Contemplated Non-Standard Automobile Insurance

Brooke Capital plans to offer proprietary non-standard automobile insurance through its distribution network. For this reason, it intends to consummate the transactions contemplated in that certain Exchange Agreement dated August 31, 2007 among us, Brooke Capital, and Delta Plus (the “Exchange Agreement”). Under the Exchange Agreement, we will contribute to Brooke Capital all of the outstanding stock of Delta Plus in exchange for consideration equal to 500,000 shares of Brooke Capital common stock, with an opportunity to receive additional shares of Brooke Capital common stock pursuant to an earn-out.

Overview.  Delta Plus is a holding company based in Kansas City, Missouri that directly or indirectly owns 100% of Traders Insurance Connection, Inc. (“Connection”), Traders Insurance Company (“TIC), Professional Claims, Inc. (“PCI”), and Christopher Joseph & Company (“CJC”). TIC is Delta Plus’s primary operating subsidiary and the revenues of Connection and PCI are primarily derived from providing management, professional and administrative services to TIC.

TIC is a Missouri-domiciled property casualty insurance company that writes non-standard private passenger auto liability and physical damage business in the states of Arkansas, Missouri, Kansas, Oklahoma and New Mexico. TIC’s auto insurance policies are marketed through independent agents. Connection provides management services to TIC, including marketing, sales, risk selection and policy administration services. PCI operates as an independent claims management company for TIC and other unrelated insurance companies, providing for the management, investigation and adjusting of insurance claims. CJC is a retail insurance agency that does not currently generate a significant part of Delta Plus’s revenues.

Brooke Corporation acquired 100% of Delta Plus on March 30, 2007.

Insurance Company Activities of Traders Insurance Company.  TIC underwrites and sells non-standard personal automobile insurance policies that provide coverage to drivers who find it difficult to obtain insurance from standard automobile insurance companies due to lack of prior insurance, age, driving record, limited financial resources or other factors. Non-Standard personal automobile insurance policies generally require higher premiums than standard automobile insurance policies for comparable coverage. The highest limits of liability coverage written by TIC are $25,000 per bodily injury incident with aggregate payments of $50,000 and $25,000 property damage liability coverage. In addition to liability coverage, TIC offers collision coverage and comprehensive coverage.

During 2007, approximately 83% of all premiums written by TIC were for liability coverage and approximately 7% were for physical damage coverage. During 2007, approximately 41% of total premiums were written in Oklahoma, 24% in Missouri and 26% in Kansas.

TIC encounters a very competitive environment in its target personal auto insurance market. TIC distributes exclusively through independent insurance agents, but it also competes with direct writers such as Progressive Direct and GEICO and captive standard carriers that typically relax their underwriting standards during softening markets. New carriers like Phoenix Indemnity and Bristol West continue their expansion into TIC’s markets, while current competitors such as Progressive Direct, Unitrin, Infinity, Dairyland, and Viking implement moderate pricing reductions. Falling premiums and the resulting adverse affect on agents’ top line commission revenues, creates upward pressure on TIC’s commission expenses. However, non-standard auto insurance underwriters are demonstrating a more disciplined pricing and underwriting response to this softening market than they have in prior cycles. It is difficult to predict whether this discipline will continue throughout the cycle or whether top-line growth goals will cause them to abandon the pricing discipline in exchange for sales.

TIC remains conservatively invested with 94% of its 2007 net admitted invested assets in U.S. Government or U.S. Government guaranteed obligations, investment grade corporate bonds or cash. U.S. Government obligations represented more than 56% of TIC’s total bond portfolio at December 31, 2007. TIC utilizes a “step-ladder strategy” with its bond portfolio to stagger maturities to ensure available cash to meet its obligations. The “step ladder strategy” also protects TIC’s investment return from volatile swings in interest rates. A relatively small portion of TIC’s total bond portfolio is allocated to equity securities.

TIC utilizes “Quota-Share” reinsurance which allows it to reduce underwriting risk and increase underwriting capacity. TIC has utilized the same reinsurance carrier since 1995 and transfers about 30% of its underwriting exposure, through reinsurance arrangements. The amount of the cession is reviewed annually and is increased or decreased based on projected premium writings and capital & surplus.

TIC is in the second year of a development contract with Information Distribution and Marketing Inc. (“IDMI”) for a web based policy and claims administration system known as PTS. IDMI granted TIC the right to use the system pursuant to a Licensing Agreement. TIC hosts PTS on its network while IDMI provides support and maintenance pursuant to a Maintenance Agreement. TIC has recently completed a migration from its legacy policy administration system and anticipates completing development of the claims administration during the first quarter of 2008. PTS includes a point of sale module which includes automated underwriting functionality that enables policy issuance at point of sale.

The Missouri Insurance Department completed its last Market Conduct Examination of TLC and issued its Report and Order covering the period of July 1, 2004 through June 30, 2005 wherein its sole findings involved a claim that TIC did not provide a sufficiently descriptive reason for its nonrenewal of certain policies. The Department did not make any significant findings of violations or exceptions and did not assess any fines, settlements or recoveries against TIC. The Missouri Insurance Department completed a full scope association financial examination of TIC covering the period of January 1, 2003 through December 31, 2005 wherein it made no adverse notes, comments or recommendations.

Managing General Agency Activities of Traders Insurance Connection, Inc.  Connection is typically delegated authority to do all things necessary and incidental to conduct, on behalf of an insurance company (such as TIC), the sale, underwriting and servicing of insurance policies. Such authority includes without limitation (1) selling, underwriting, accepting, issuing, declining and canceling risks; (2) collecting premiums and paying return premiums on policies of insurance; (3) entering into agreements with insurance agents and producers properly licensed by an insurance company, and (4) paying commissions to agents and producers for the sale of insurance policies. Connection also provides the reports required by insurance companies for their accounting and regulatory compliance needs.

Connection is paid a commission or a percentage of written premiums and related fees. From the commissions received from an insurance company, Connection pays commissions to agents and producers. For the calendar year 2007, Connection received $4,247,000 in commissions from insurance companies of which $4,124,000 was related to premiums produced on behalf of TIC. The remainder of the commissions was generated on a book of business produced in the state of Arkansas under a contract with an unrelated insurance company. Connection paid agents and producers approximately 50%, or $2,140,000 of the commissions it received from insurance companies.

Managing General Agency Activities of Professional Claims, Inc.  TIC compensates PCI for claims management services on a cost pass through basis by assessing a percentage of the compensation, third party vendor adjusting expenses and other claims related expenses to TIC based on the ratio that Traders’ claims represents the total claims under PCI’s administration. The precise compensation terms are outlined in a Claims Management Agreement and Expense Sharing Agreement filed with and approved by the Department of Insurance Financial Institutions and Professional Registration.

Delta Plus’s philosophy on settling claims is to conduct an early evaluation based upon a thorough investigation. Delta Plus emphasizes immediate contact with insureds and claimants, sound fundamental claim handling skills as well as completion of the initial investigation within 15 days. Workloads are kept at a manageable level, which permits the individual claim handler to devote sufficient time to all assigned claims and assure prompt and fair claim settlements and payments. It is the Company’s goal to settle claims in which its insureds are clearly liable if an agreement can be reached regarding the damages. While the Company prefers a rigorous defense on claims where liability is questionable or the damages sought are outside the realm of reasonableness, the Company does evaluate many factors on each file and makes what it ultimately believes to be the best decision for it and its policyholders. Working with PCI, Delta Plus makes every effort to evaluate all claims carefully and fairly considering the issues of liability, injuries, damages, cost of defense and compliance with the Unfair Claim Practices Act.

Insurance Agency Operations

Franchise Operations

Brooke Capital is one of the largest franchisors of property and casualty insurance agencies in the United States, based on number of locations. Brooke Capital offers to its franchise network access to the products of many leading insurance carriers, marketing and business management support, back office assistance, financial management tools and association with an emerging brand identity. According to Entrepreneur Magazine, January 2008, Brooke Capital was ranked first in its industry category of franchisors of miscellaneous financial services based on factors such as financial strength, stability, growth rate and size of system.

Currently, it franchises businesses that primarily sell property and casualty insurance, such as automobile, homeowners and business owners insurance products. Brooke Capital has also franchised businesses that primarily sell group and individual health insurance, life insurance, annuities and securities, such as mutual funds.

Based on commission revenue for the year ended December 31, 2007, Brooke Capital generated approximately 71% of its retail commission income from personal lines insurance, such as auto and homeowners insurance, and approximately 26% from commercial lines insurance such as commercial general liability and business owners insurance.

Franchisees.  Brooke Capital franchisees are typically entrepreneurial individuals with experience in the sale of insurance. Brooke Capital believes that these entrepreneurial individuals and the businesses they operate will benefit from the business, operational and marketing support that we offer. Because they are locally-owned and operated by motivated entrepreneurs, Brooke Capital believes that its franchises will perform better than their competitors. The franchisees generally either form a new start up insurance agency or convert an existing insurance agency to a franchise. In January 2006, Brooke Capital began developing business locations that had not been previously owned by a franchisee or independent insurance agency. These company developed stores may be operated by Brooke Capital and then sold to a franchisee or set up by Brooke Capital for operation, with the franchisee commencing operations and assuming the operating expenses. As of December 31, 2007, 2006 and 2005, Brooke Capital had 882, 737 and 552 franchise locations, respectively.

The following table shows the states that have more than fifteen franchise locations as of December 31, 2007.

	Number of	Property and
	Franchise	Casualty			Company
State	Locations	Insurance	Conversions	Start Up	Developed

Texas	152	151	73	73	6
California	123	123	77	46	0
Florida	90	90	62	27	1
Kansas	79	78	66	13	0
Missouri	67	66	41	22	4
Georgia	61	61	4	57	0
Virginia	39	39	28	11	0
Illinois	38	36	22	16	0
North Carolina	35	35	4	31	0
Colorado	28	27	18	7	3
Arizona	27	27	10	10	7
Michigan	23	23	7	16	0
Ohio	23	23	2	21	0
Oklahoma	23	23	20	3	0

The other 12 states in which Brooke Capital operates had a total of 74 franchise locations as of December 31, 2007, of which 74 were property and casualty insurance agencies. For these 74 agencies, 44 were conversion franchisees, 30 were start up franchisees, and none were company developed locations.

Dependence on the availability of funding for acquisition and operating needs of Brooke Capital franchisees.  Our continued growth is dependent upon a number of factors, including the availability of funding for acquisitions and operating needs of our franchisees. Aleritas has historically provided loans to our new franchisees for these purposes.

The ability of Aleritas to be a lending source is dependent upon a number of factors including: the ability of its borrowers to repay loans made to them, the willingness of its funding sources to make loans to Aleritas, its perception with rating agencies and collateral providers, and other factors, many of which may be beyond the control of Aleritas. In addition, Aleritas has announced that it is transitioning from a franchise lender to an industry lender. Aleritas has also reported that it restricted the financing of new start up franchise loans during the fourth quarter of 2007 unless such loans were made in connection with the sale of an inventory franchise business. Aleritas has advised the Brooke Capital that it expects to originate a greater percentage of new loans for non-franchise retail agencies than franchise agencies in the future.

Although it is an affiliated company, Aleritas is not required to make loans to Brooke Capital franchisees. If Aleritas is unable or unwilling to make loans to Brooke Capital franchisees, our growth strategy will be negatively impacted. We are monitoring this situation and seeking additional funding sources.

Support for our franchisees.  Brooke Capital offers to its franchisees the business opportunities, efficiencies and other resources more typical of a large company. These include:

Access to the products of leading insurance carriers.  As a general matter, insurance companies require their independent agents to produce specified minimum premium volumes in order to continue selling their products. While smaller insurance agencies may be able to meet such minimum premium volumes for one or even a few carriers, it is often difficult for such insurance agencies to meet these minimum requirements for many carriers, thereby limiting the agent’s ability to offer a variety of insurance products to their customers. Brooke Capital aggregates the insurance premium volumes generated by its franchisees, approximately $880,000,000 for the year ended December 31, 2007, in order to gain access to the insurance products of hundreds of insurance companies, including 14 of the 20 largest property and casualty insurers in the United States, as measured by net premiums written, such as Progressive, AIG, Chubb, Travelers and The Hartford, and other national carriers such as Safeco, Zurich and Liberty Mutual Companies Insurance. This consolidated purchasing power generally allows our franchisees to offer more insurance products than they would have on their own.

Professional marketing.  Brooke Capital has an advertising center facility on its Phillipsburg, Kansas campus and specialized teams of marketing professionals with expertise in traditional advertising, direct-mail advertising, yellow pages advertising, public relations, lead generation and office location analysis. These professionals assist the franchisees in identifying potential customers, developing marketing programs, coordinating advertising purchases, and measuring marketing effectiveness. Brooke Capital’s lead generation system, which includes referrals from insurance companies, lead brokers, e mail solicitations and the online quote request system, helps our franchisees identify prospective customers. Brooke Capital employed a total of 41 marketing professionals to serve its growing network of insurance franchisees.

Facilities support.  Facilities support is provided by professionals who assist franchisees with office location selection, office setup and ongoing office support. Brooke Capital has a total of 28 employees on its facilities support teams.

Business administration.  Brooke Capital provides a range of administrative support services to the franchisees that enhance operating efficiency. First, Brooke Capital provides cash management services such as daily consolidation of all cash collected by franchisees and reconciliation of sales commissions and other revenue to the franchisee’s account statement. As part of its cash management services, in order to assist the franchisees with the monthly fluctuation of revenues, Brooke Capital also makes short-term commission advances to the franchisees, which it generally expects to be repaid within 120 days. As of December 2007, there was approximately $9,662,000 of principal amount of these commission advances outstanding, of which $9,077,000 had been outstanding for more than 120 days. Brooke Capital also makes advances to franchisees for long-term producer development, including hiring and training of new franchise employees, and for other reasons not related to monthly fluctuations of revenues. As of December 2007, there were approximately $9,798,000 of commission advances outstanding for the longer-term non-statement balances. Second, through the Brooke Information System, franchisees access an information and communication system that is capable of providing authorized users an online virtual office and, among other things, facilitates franchisee/franchisor communications regarding documentation, receipt of premium, commission allocation, customer ownership identification and record retention. Third, Brooke Capital has established buying groups to assist franchisees in the purchase of office equipment, supplies and services at bulk discounted rates that may otherwise be unavailable to them.

Financial discipline.  Brooke Capital works with franchisees to devise budgets and action plans to help enhance agency performance. Brooke Capital monitors its franchisees’ performance and work with franchisees to address negative operating trends. As a result, Brooke Capital generally can identify those franchisees who may have difficulty in meeting their obligations to Aleritas or who may become unable to repay short-term commission advances within the specified 120 day period. In cases where Brooke Capital identified financial or operational problems, it generally can help instill greater financial discipline by establishing expense controls, making changes in management or, in severe cases, assuming day-to-day management of the franchise pursuant to a management agreement.

Brooke Capital believes that these resources and systems provide franchisees the ability to compete favorably against both independent agencies and “captive” insurance agencies controlled by large insurance companies, such as Allstate Insurance Group, State Farm, Farmers Insurance and Nationwide Group. Brooke Capital believes that franchisees have significantly greater resources, including greater access to insurance products, than many other independently owned property and casualty insurance agencies. Further, Brooke Capital believes franchisees’ ability to offer their customers more insurance products provides them with a competitive advantage over “captive” insurance agencies, who generally can offer their customers only the products of their affiliated insurance carrier.

Business model.  Brooke Capital generates revenues through our network of franchise locations in the following ways:

Share of ongoing revenues.  Brooke Capital receives commission payments from the insurance companies that write the policies sold by franchisees through its affiliated company, Brooke Agency Services Company LLC (“BASC”). BASC accounts to Brooke Capital for the commissions earned and it then remits to franchisees the balance of these commissions, net of any loan payments, franchise fees, and other fees or amounts owed to us. As part of the franchise relationship, Brooke Capital also receives a franchise fee in the form of a percentage of the ongoing revenues of each franchisee, which is generally 15% of insurance agency franchisees’ revenues. In late 2007, Brooke Capital instituted a “bonus back” of a portion of the monthly franchise fee, which effectively lowers the percentage generally paid by franchisees to 10%. Brooke Capital receives an additional share of franchisees’ commissions in payment for a franchisee’s optional use of the service centers. At such centers, a franchisee shares the use of office space, customer service representatives, telephone answering and receptionist services, and general office management with other franchisees.

Franchise fees.  Brooke Capital earns initial franchise fees from franchisees starting up a new franchise location, from franchisees acquiring a company developed franchise location, and from franchisees converting an existing agency into a new franchise location. These fees include:

•	Initial basic services fees. In exchange for a basic franchise fee of $165,000 per location, Brooke Capital provides conversion and start up franchisees with a business model, use of a registered trade name, access to the products of our insurance company suppliers, access to the advertising center, facility support and processing center, and use of the Internet-based information system.

•	Start up assistance program fees. In 2004, Brooke Capital began recruiting experienced insurance professionals to start up new franchise locations, opening 41 new start up locations that year, 106 new start up locations in 2005, 152 new start up locations in 2006, and 94 new start up locations in 2007. Brooke Capital did not charge any additional initial franchise fees for start up services provided to these franchisees other than the fee for basic services.

Seller consulting fees.  Brooke Capital advises the owners of insurance agencies and, to a lesser extent, other businesses, on the sale of their businesses to our franchisees and, in a limited number of cases, to unaffiliated third parties. Brooke Capital helps sellers develop business profiles and tabulate revenues, share sample sales agreements and assist with general sale preparation. These consulting fees usually equal 10% of the total purchase price of the agency to be sold.

The following table shows the revenues and fees Brooke Capital received from franchisees for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005

Share of Ongoing Revenues(1)	$25,573	$20,872	$16,257
Initial Franchise Fees
Basic Services	32,505	31,770	19,375
Buyers Assistance	455	3,137	10,133
Seller Consulting Fees	1,590	2,731	4,916

(1)	Share of ongoing revenues represents insurance commissions less commission expense.

Borrower consulting fees.  Through its wholly-owned subsidiary, BCA, Brooke Capital provides consulting services to managing general agencies and collateral preservation services relating to such agencies’ loans. BCA expanded such business in 2007 to include similar services for funeral home businesses and loans related thereto. Brooke Brokerage has not engaged in this business since December 2006.

Beginning in December 2006, BCA began operating a business of (1) consulting with managing general agents and agencies regarding (a) acquisitions of such agencies, (b) financing of such acquisitions or other activities or needs of such agencies, and (c) other borrower’s assistance services; (2) referring such managing general agents and agencies to affiliated and non-affiliated lenders for the purpose of obtaining commercial loans from such lenders for such acquisitions, activities or needs; and (3) providing collateral preservation services to such lenders through BCA’s managing general agency (“MGA”) and funeral home loan programs with respect to such loans for which BCA receives a fee. These fees may be funded by the loans of such lenders to the borrowers and/or compensation from such lenders for collateral preservation services.

BCA’s originated its first loans in December 2006. Revenue from this business segment is derived from commissions and fees generated through the loan brokerage and collateral preservation activities. Income received by BCA in 2007 was $11,609,000 of which $9,246,000 was generated through the Loan Brokerage segment. Aleritas’ ability and willingness to be a funding source for loans to managing general agencies has been an important factor in BCA’s ability to broker loans to these borrowers and its ability to generate collateral preservation fees.

Aleritas Capital Corp.

In July 2007, Brooke Credit Corporation merged with Oakmont Acquisition Corp., a public shell company. In connection with the merger, Oakmont Acquisition Corp. changed its name to Brooke Credit Corporation. In January 2008 Brooke Credit adopted the trade name of Aleritas Capital Corp. (“Aleritas”) as part of a re-branding effort and expects to accordingly change its corporate name in April 2008. We currently own approximately 62% of the common stock of Aleritas, a publicly-traded company traded on the over-the-counter bulletin board, through which we manage our lending operations. Aleritas is a finance company that lends to businesses that sell insurance and related services. Aleritas generates most of its revenues from interest income resulting from loans held on Aleritas’ balance sheet in the form of inventory loans held for sale and from gains on sale of loans when they are removed from Aleritas’ balance sheet.

Aleritas is a specialty finance company that lends primarily to locally-owned businesses that sell insurance, including franchisees of Brooke Franchise. Aleritas’ target market consists of retail insurance agencies, and managing general agencies, where the sale of insurance is their primary business. In addition, Aleritas loans money to funeral home owners, where insurance is often an important, although not primary, part of their business. Aleritas started its lending programs in 1996 to serve as a finance company for the capital needs (primarily for business acquisitions) of the franchisees of Brooke Franchise. In subsequent years, Aleritas leveraged its expertise of loaning money to Brooke Franchise franchisees to lend money to other insurance-related businesses that are not franchisees of Brooke Franchise, including non-franchise retail insurance agencies, managing general agencies and funeral homes.

Lending Programs

Aleritas is focused on lending to small “main street businesses” across America, primarily in insurance-related industries, which have historically been underserved by traditional lenders. Aleritas lends to four types of borrowers:

•	Retail insurance agents and agencies that are franchisees of Brooke Franchise. Brooke Capital franchisees primarily focus on the sale of property and casualty insurance to consumers and businesses. Retail insurance agents and agencies primarily need our capital to finance acquisitions of other retail agencies and, to a lesser degree, agency expansions and operations. These loans are secured by the franchise business and personal guarantees by the individual franchise owners. Lending to franchisees of Brooke Capital represents the most seasoned of all the lending programs. Loan types within this lending program generally vary depending on the development stage or maturity of a franchise business and may have repayment terms ranging from 8 months to 15 years.

•	Retail insurance agents and agencies that are not franchisees. Aleritas makes loans to these borrowers primarily for acquisitions of retail agencies with three or more years of operating history and also to borrowers that primarily focus on the sale of property and casualty insurance. These loans are made with repayment terms ranging from 10 to 12 years and are secured primarily by the underlying agency businesses or by a renewable stream of sales commissions and personal guarantees by the individual agency owner.

•	Managing General Agencies (“MGAs”) in which the sale of insurance is their primary business. MGAs are insurance businesses that typically wholesale insurance products to retail agents and agencies, frequently on behalf of an affiliated insurance company. Aleritas makes loans to these borrowers primarily for acquisitions of MGAs or to finance the capitalization of an affiliated insurance company. These loans are made with repayment terms ranging from 7 to 10 years and are secured by the underlying MGA businesses or by a renewable stream of underwriting and sales commissions and, in some cases, by the stock of insurance companies affiliated with the MGA borrower.

•	Independent funeral home owners in which the sale of insurance is not their primary business, but an often important part of their business (the sale of pre-need life insurance). Aleritas make loans to these borrowers primarily for acquisitions of funeral homes with three or more years of operating experience. These loans are typically made with repayment terms ranging from 12 to 15 years and are secured primarily by the underlying funeral home business, which typically includes commercial real property, and by personal guarantees from individual funeral home owners.

Sourcing

Aleritas has established itself as a premier lender in its target markets. Aleritas’ credit applications are primarily generated from referrals from its proprietary loan sourcing network and the results of internal marketing efforts. In many cases, industry participants that are part of Aleritas’ sourcing network also provide collateral preservation and loss mitigation services during the life of a loan. This provides for a symbiotic relationship where referral sources are strategically aligned and economically motivated to forward high quality loan opportunities to Aleritas and provide high quality value added support to address credit problems as they arise.

Underwriting

Over the years, Aleritas has acquired an underwriting expertise in loaning money to insurance and funeral home professionals, which includes detailed risk profiling, personality testing, revenue analysis, supplier relationships, marketing activities, producer relationships and customer retention. In addition to the repayment, financial condition, and collateral analyses of each application, Aleritas emphasizes the analysis of an applicant’s human capital and focuses on loaning money to individuals with a successful track record, demonstrable financial commitment and experience in their profession.

Collateral Preservation Services

Aleritas utilizes industry consultants (including Brooke Capital and its subsidiaries) to perform upfront and ongoing collateral preservation services. These consultants assist Aleritas in performing due diligence, monitoring the borrowers’ business performance, identifying negative operating trends and providing management expertise to address such negative trends. In instances where the borrowers have failed to perform, Aleritas, with the assistance of these consultants, works to assume management of the business, address any relevant operating problems and then sell or facilitate the sale of the business to another interested party. In addition, as noted in the “Sourcing” section above, because of their contacts and reputation in their respective industries, these consultants represent a valuable source of referrals for loan applications. These consultants receive an ongoing collateral preservation fee over the term of the loan which is a percentage of the outstanding loan balance. Aleritas utilizes these sources of loan applications because the consultants have a monetary incentive as a result of the ongoing fee to refer quality credit applications to us. Furthermore, Aleritas feels that these consultants are more likely to refer loans to Aleritas as most of its competitors are less likely to purchase post-funding collateral preservation services.

Aleritas generally utilizes three levels of collateral preservation services. The first level of collateral preservation includes protections that are a natural result of a franchise or agency relationship, such as the franchise program offered by Brooke Capital or an agency program offered by a captive insurance company. The collateral preservation benefits offered by enrollment in such a program include (1) access to large company resources such as branding and administrative support; (2) a lock box arrangement facilitated by the franchisor or captive carrier that helps ensure loan payments are made on a timely basis; (3) access to franchisor or captive carrier generated revenue trend reports; and (4) a franchisor and captive insurer with a vested interest in the success of their agents. The second level of collateral preservation includes initial due diligence of an applicant, such as borrower interviews and inspection reports, and ongoing routine contact with borrowers, collection of information for credit reviews and periodic collateral inspections. The third level is specialized consulting in instances where the borrowers have defaulted on payment or have breached other loan covenants. These consultants assist Aleritas in management of the business of the affected borrower, addressing relevant operating problems and selling or facilitating the sale of the business to another interested party. Brooke Capital has been a major provider of collateral preservation services for franchise loans. Brooke Capital recently communicated to Aleritas its intent to significantly reduce its rehabilitative support to certain franchise locations which are underperforming. Aleritas expects this reduction to have a negative impact on its franchise portfolio and is closely monitoring this situation to assess the impact of Brooke Capital’s action on the quality of the loan portfolio and the adequacy of the loan loss reserves. Aleritas is actively sourcing additional collateral preservation providers, although the cost of the services could be higher than Aleritas’ historical cost.

No compensation is paid by Aleritas for the first level of collateral preservation, since it is the natural result of an existing relationship the borrower has with a franchisor or captive insurance company. However, consultants are paid up to 1% of the original principal balance of the loan to assist Aleritas with initial due diligence and, until the loan is repaid, up to 1/12 of 1% of the current loan balance on a monthly basis to assist in the ongoing monitoring of borrower performance. Additional fees which vary on a case by case basis may be paid to consultants for management and liquidation services.

Loan Funding

Aleritas funds its loans through a combination of the following three funding mechanisms.

•	Off-Balance Sheet Loan Participations. This involves the true sale of loan participation interests in individual loans. Aleritas generally sells the loans to a network of over 175 banks and financial institutions.

•	Off-Balance Sheet Loan Securitizations. Having established a track record through loan participations, Aleritas pioneered the first securitization of insurance agency loans in April 2003, which involved the issuance of $13.4 million in rated asset-backed securities. Subsequently, Aleritas has sold to its lender network five additional issues totaling $174.3 million in such securities.

•	On-Balance Sheet Warehouse Facility. In March 2007, Aleritas initiated a $150.0 million facility to sell, on a revolving basis, a pool of its loans, while retaining residual assets such as interest-only strip receivables and a subordinated over-collateralization interest in the receivables. The facility qualifies for true sale treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”).

•	On-Balance Sheet Funding. These loan amounts are funded from Aleritas cash and short-term financing. Aleritas has four lines of credit with a cumulative availability of $171.6 million, which provide Aleritas with an immediate source of capital to fund loans.

Portfolio Performance

As a specialty lender, Aleritas believes its critical benchmark is the performance of its underlying loan portfolio. It believes it has a sourcing platform, experienced and disciplined underwriting, and an innovative collateral preservation platform. In Aleritas’ opinion, these help it to better measure, monitor and control credit quality. However, during the second half of 2007, Aleritas experienced an increase in impaired loans, the majority of which related to Brooke Capital franchise loans. These impaired loans included an increase in loan delinquencies, an increase in defaulted loans, and an increase in agencies with loans under management by Brooke Capital. The insurance industry continues to be impacted by a soft insurance market, which is having a direct impact on credit quality within Aleritas’ franchise loan portfolio. To compound this industry condition, during the fourth quarter of 2007, Brooke Capital communicated to Aleritas its intent to significantly reduce rehabilitation support of certain franchise locations which are underperforming. This cost reduction measure may result in more lender losses as there will be less emphasis on rehabilitating poorly performing franchisees and more emphasis on moving poorly performing franchises out of the franchise system. As a result of this philosophy change by Brooke Capital, Aleritas expects that certain franchise loans, in which Brooke Capital has historically provided rehabilitation support, will likely result in liquidations and potential credit losses. Delinquencies of start up franchise loans continue to increase as more start-up businesses reach scheduled maturity and the underlying agency has not reached the required minimum monthly threshold. During the fourth quarter of 2007, Aleritas restricted the financing of new start-up franchise loans, unless such loans were made in connection with the sale of an inventory franchise business. Franchise loans comprised approximately 51% of the loan portfolio at December 31, 2007. During 2008, the Company expects to originate a greater percentage of new loans from non-franchise retail agencies than franchise agencies.

Bermuda Captive Insurance Companies

We own Bermuda captive insurance companies, which self insures a portion of our errors and omissions insurance for insurance agency operations and financial guaranty policies on loans Aleritas makes. DB Indemnity, Ltd., a Class 1 Bermuda Captive Insurer that may only insure our risks, and not those of unaffiliated third parties, issues financial guaranty policies on loans we make. As of December 31, 2007, DB Indemnity had statutory capital and surplus of $487,000. The DB Group, Ltd., a Class 3 Bermuda Captive

Insurer, replaced DB Indemnity, Ltd. in 2006 as the self-insurer of a portion of our errors and omissions insurance. As of December 31, 2007, The DB Group, Ltd. had statutory capital and surplus of $1,000,000. During 2006, the captive insurance companies were owned by Brooke Investments, Inc., which acquired them from Brooke Brokerage at the end of 2005. During 2007, the captive insurance companies were purchased by Brooke Bancshares, Inc., our wholly-owned subsidiary.

The following table shows premiums received by the captive insurance companies through its subsidiaries for the years ended December 31, 2007, 2006 and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005

Premiums earned
DB Indemnity, Ltd.	$993	$636	$945
The DB Group, Ltd.	180	225	0

Competition

Brooke Bancshares, Inc.

The Agent Bank faces intense competition from a significant number of other banks and financial service providers. The Agent Bank competes with federal and state banks, savings and loan associations, and credit unions for deposit and loan products and services. In addition, we compete with other financial intermediaries such as securities brokers and dealers, personal loan companies, insurance companies and finance companies. The methods of competition center around various factors, such as customer services, interest rates on loans and deposits and customer convenience.

Brooke Brokerage Corporation

Our insurance brokerage product line competes for business with a large number of brokerage companies, some of which are independently owned and others of which are owned by major retail insurance agency companies. Many independent insurance agents and insurance brokers have developed insurance programs for specific market niches and provide significant competition.

Brooke Capital Corporation

Insurance Company Operations.  The life insurance industry is extremely competitive. There are a large number of insurance companies that are substantially larger, offer more diversified product lines and have larger selling organizations and customer bases than FLAC. The life insurance sector of the financial services industry is highly competitive with respect to pricing, selection of products and quality of service. No single competitor or any small group of competitors dominates any of the markets in which Brooke Capital operates.

Insurance Agency Operations.  As a franchisor of property and casualty insurance agencies, Brooke Capital seeks to grow its network of franchises primarily through start up franchise agencies, company developed agencies and conversions of existing insurance agencies to franchises. Competition for these agencies and experienced agents includes large insurance companies that recruit insurance agents and agencies into their systems, such as Allstate Insurance Group, Nationwide Group and State Farm, all of which are larger and have greater financial resources than Brooke Capital. Because the larger insurance brokers and agents generally seek to acquire agencies with revenues greater than those Brooke Capital acquires, it believes that the franchising strategy offers an attractive alternative for smaller insurance agencies. Brooke Capital also faces competition from regional franchisors of insurance agencies, such as Fed USA Insurance/Financial Services and DCAP Group, Inc., and networks of independently owned insurance agencies, such as Strategic Independent Agents Alliance and The Iroquois Group.

Franchisees primarily compete against independent insurance agencies located in their communities, against the locally-placed “captive” insurance agencies of large insurance companies and against large insurance agencies and brokers. Franchisees compete against these companies for the insurance business of the individual and small business end-customers. The popularity of Internet sales and the passage of the Financial

Services Modernization Act also have increased the number of potential insurance and financial services competitors. In the sale of other financial services, Brooke Capital’s competitors include independent securities representatives, life insurance agents and securities dealers.

There are many independent loan brokers that compete for the loan brokerage and consulting business sought by BCA. Brooke Capital believes that its industry contacts and the limited markets in which it competes for loans distinguish it from other brokers and lenders.

Aleritas Capital Corp.

Aleritas faces limited competition within its target markets. Because lender specialization or specialized underwriting expertise is typically required in order to make credit worthy loans to insurance-related businesses, most lenders generally shy away from these loan types because they lack this expertise. For the insurance sector, Oak Street Funding, a specialty finance company, serves as Aleritas’ primary competitor and for the death care industry, Midwest Bankers, a specialty finance company, serves as its primary competitor.

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

Employees

We employed 671 people as of December 31, 2007, of which 632 were employed on a full-time equivalency basis (work 37.5 hours or more per week). Of these employees, Brooke Corporation employed 33 people, CJD & Associates employed 28 people, Brooke Savings Bank employed 9 people, Delta Plus employed 53 people, Brooke Capital employed 516 people and Aleritas employed 32 people. We have never had a work stoppage, and none of our employees are currently represented under collective bargaining agreements. We consider our relations with our employees to be good.

Suppliers

Most of our revenues currently result from our franchisees’ sales of insurance policies. Our primary suppliers are therefore insurance companies, and we have direct and indirect agency relationships with several hundred insurance companies, including several of the leading writers of personal lines and commercial insurance in the United States. Our largest suppliers include Progressive, Safeco, AIG, Travelers and GMAC Insurance, which together account for approximately 31% of the commissions generated by our franchisees. We have agency agreements with each of the suppliers listed above.

Government Regulation

Brooke Bancshares, Inc.

The Agent Bank is subject to regulation by the OTS. Brooke Bancshares, Brooke Corporation and Brooke Holdings, Inc. are also under OTS supervision since they are direct and indirect savings and loan holding companies under OTS regulations. The Agent Bank is also a member of the FHLB and its deposits are insured by the FDIC through the DIF. Accordingly, it is subject to an extensive regulatory framework which imposes activity restrictions, minimum capital requirements, lending and deposit restrictions and numerous other requirements primarily intended for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than for the protection of shareholders and creditors. Many of these laws and regulations have undergone significant changes in recent years and are likely to change in the future.

Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a significant and potentially adverse impact on our operations and financial condition.

Capital Adequacy

The Agent Bank must maintain a minimum amount of capital to satisfy various regulatory capital requirements under OTS regulations and federal law. Federal law and regulations establish five levels of capital compliance: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2007, management believes that the Agent Bank meets the requirements to be categorized as “well capitalized” under the regulatory framework. Since its acquisition on January 8, 2007, the Agent Bank has not received notification from the OTS regarding its categorization.

On November 1, 2007, the OTS and the other U.S. banking agencies issued final regulations implementing the new risk-based regulatory capital framework developed by The Basel Committee on Banking Supervision, which is a working committee established by the central bank governors of certain industrialized nations, including the United States. The new risk-based regulatory capital framework, commonly referred to as Basel II, includes several methodologies for determining risk-based capital requirements, and the U.S. banking agencies have so far only adopted methodology known as the “advanced approach.” The implementation of the advanced approach is mandatory for the largest U.S. banks and optional for other U.S. banks.

For those other U.S. banks, the U.S. banking agencies had issued an advance rulemaking notices through December 2006 that contemplated possible modifications to the risk-based capital framework applicable to those domestic banking organizations that would not be affected by Basel II. These possible modifications, known colloquially as Basel 1A, were intended to avoid future competitive inequalities between Basel I and Basel II organizations. However, the U.S. banking agencies withdrew the proposed Basel 1A capital framework in late 2007. Instead, in 2008, the U.S. banking agencies announced that they would issue a proposed rule that would allow all U.S. banks not subject to the advanced approach under Basel II with the option of adopting a “standardized approach” under Basel II. The Agent Bank is assessing the potential impact of proposed rule on its business practices as well as the rule’s potential broader competitive effects within the industry.

Commercial Real Estate Lending Guidelines

In January 2006, federal banking regulators issued a joint interagency proposal on lending guidelines for commercial loans secured by real estate. Under the proposal, an institution would need to hold additional capital for regulatory purposes if its origination and holding of commercial real estate loans rose above certain asset levels and contained certain risk characteristics. In December 2006, the OTS issued its final version of those guidelines, which did not contain the asset level limits but were otherwise substantially unchanged. We do not believe these guidelines will materially affect our current operations.

Non-Traditional Lending Guidelines

In December 2005, the federal banking agencies, including the OTS, issued proposed lending guidelines that would effectively require increased capital for holding loans in its portfolio that were considered “non-traditional.” These guidelines were finalized in 2007 in substantially the same form. Under these guidelines, such loans included interest-only loans and payment option adjustable rate mortgage loans, which permit a borrower to make regular payments less than the amount of the scheduled principal amortization, thereby increasing the loan balance (known as negative amortization). At December 31, 2007, none of our residential mortgage loans that we held for investment were comprised of either adjustable rate loans with interest-only payments or payment option adjustable rate mortgage loans. We do not anticipate that these guidelines will materially affect our current operations.

FDIC Assessment

The FDIC insures the deposits of the Agent Bank and such insurance is backed by the full faith and credit of the United States government. Through March 31, 2006, the FDIC administered two separate deposit insurance funds, the Agent Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the

“SAIF”). The SAIF was the deposit insurance fund for most savings associations, including the Agent Bank. In February 2006, President Bush signed into law the Federal Deposit Insurance Reform Conforming Amendments Act of 2005, which among other things allowed for the merger of the BIF and the SAIF to form the DIF. Under FDIC guidelines issued in November 2006, the Agent Bank’s premiums increased to increase the capitalization of the DIF. For 2007, the assessment was approximately $12,000, before any credits.

Affiliate Transaction Restrictions

The Agent Bank is subject to the affiliate and insider transaction rules applicable to member banks of the Federal Reserve System as well as additional limitations imposed by the OTS. These provisions prohibit or limit a banking institution from extending credit to, or entering into certain transactions with, affiliates, principal stockholders, directors and executive officers of the banking institution and its affiliates.

Federal Reserve

Numerous regulations promulgated by the Federal Reserve affect the business operations of the Agent Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings and availability of funds. Under Federal Reserve Board regulations, the Agent Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts). Because reserves must generally be maintained in cash or in non-interest-bearing accounts, the effect of the reserve requirement is to increase the Agent Bank’s cost of funds.

Patriot Act

The USA PATRIOT Act, which was enacted following the events of September 11, 2001, includes numerous provisions designed to detect and prevent international money laundering and to block terrorist access to the U.S. financial system. We have established policies and procedures intended to fully comply with the USA PATRIOT Act’s provisions, as well as other aspects of anti-money laundering legislation and the Agent Bank Secrecy Act.

Consumer Protection Laws and Regulations

Examination and enforcement by bank regulatory agencies for non-compliance with consumer protection laws and their implementing regulations have become more intense in nature. Federal regulations require extra disclosures and consumer protections to borrowers for certain lending practices. The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. It therefore does not lend itself to a concise or a comprehensive definition.

The federal Gramm-Leach-Bliley Act includes provisions that protect consumers from the unauthorized transfer and use of their non-public personal information by financial institutions. Privacy policies are required by federal banking regulations which limit the ability of banks and other financial institutions to disclose non-public personal information about consumers to nonaffiliated third parties. These privacy protections affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In addition, states are permitted under the Gramm-Leach-Bliley Act to have their own privacy laws, which may offer greater protection to consumers than the Gramm-Leach-Bliley Act.

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or FACT Act, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and gives consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACT Act, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years.

The Check Clearing for the 21st Century Act, or Check 21, facilitates check truncation and electronic check exchange by authorizing a new negotiable instrument called a “substitute check,” which is the legal equivalent of an original check. Check 21 does not require banks to create substitute checks or accept checks electronically; however, it does require banks to accept a legally equivalent substitute check in place of an original. In addition to its issuance of regulations governing substitute checks, the Federal Reserve has issued final rules governing the treatment of remotely created checks (sometimes referred to as “demand drafts”) and electronic check conversion transactions (involving checks that are converted to electronic transactions by merchants and other payees).

The Equal Credit Opportunity Act, or ECOA, generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act, or TILA, is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act, or FH Act, regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act, or HMDA, grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. In 2004, the Federal Reserve Board amended regulations issued under HMDA to require the reporting of certain pricing data with respect to higher-priced mortgage loans. This expanded reporting is being reviewed by federal banking agencies and others from a fair lending perspective.

The Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the FACT Act, ECOA, TILA, FH Act, HMDA and RESPA generally, the Agent Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

Regulatory Enforcement

Our primary federal banking regulator is the OTS. Both the OTS and the FDIC may take regulatory enforcement actions against any of their regulated institutions that do not operate in accordance with applicable regulations, policies and directives. Proceedings may be instituted against any banking institution, or any “institution-affiliated party,” such as a director, officer, employee, agent or controlling person, who engages in unsafe and unsound practices, including violations of applicable laws and regulations. Both the OTS and the FDIC have authority under various circumstances to appoint a receiver or conservator for an insured institution that it regulates to issue cease and desist orders, to obtain injunctions restraining or prohibiting unsafe or unsound practices, to revalue assets and to require the establishment of reserves. The FDIC has additional authority to terminate insurance of accounts, after notice and hearing, upon a finding that the insured institution is or has engaged in any unsafe or unsound practice that has not been corrected, is operating in an unsafe or unsound condition or has violated any applicable law, regulation, rule, or order of, or condition imposed by, the FDIC.

Federal Home Loan Bank System

The primary purpose of the Federal Home Loan Banks (the “FHLBs”) is to provide loans to their respective members in the form of collateralized advances for making housing loans as well as for affordable housing and community development lending. The FHLBs are generally able to make advances to their member institutions at interest rates that are lower than the members could otherwise obtain. The FHLB System consists of 12 regional FHLBs, each being federally chartered but privately owned by its respective member institutions. The Federal Housing Finance Board, a government agency, is generally responsible for regulating the FHLB System. The Agent Bank is currently a member of the Federal Home Loan Bank of Topeka.

Brooke Capital Corporation

Insurance Agency Operations.  Brooke Capital is subject to licensing or regulatory approval by the state insurance department in each state in which it does business. Each franchise agency also is subject to licensing or regulatory approval in the state in which it conducts business. Operations depend on the validity of, and the continued good standing under, the licenses and approvals under which Brooke Capital operates. Licensing laws and regulations vary from jurisdiction to jurisdiction. In all jurisdictions, the applicable licensing laws and regulations are subject to amendment or interpretation by regulatory authorities, and generally, these authorities are vested with broad discretion as to grant, renewal and revocation of licenses and approvals.

Brooke Capital and its franchisees are subject to state laws and regulations pertaining to the charging of fees by insurance agents and brokers and the rebating of premiums and/or commissions. The charging of fees and/or rebating may be prohibited in some states or permitted in others with or without certain limitations. Where permitted, the charging of fees may require that certain disclosures be given to customers and/or that customers agree to the fees in writing. Subject to specific state statute, regulations regarding rebating extend to transactions that involve an agent or agency giving anything of value to a customer to induce the purchase of a policy.

Brooke Capital must comply with regulations adopted by the Federal Trade Commission and with several state laws that regulate the offer and sale of franchises. The Federal Trade Commission’s Trade Regulation Rule on Franchising and certain state laws require that it furnish prospective franchisees with a franchise offering circular containing information prescribed by the Trade Regulation Rule on Franchising and applicable state laws and regulations.

Brooke Capital also must comply with a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship. These laws may limit a franchisor’s business practices in a number of ways, including limiting the ability to: (1) terminate or not renew a franchise without good cause; (2) interfere with the right of free association among franchisees; (3) disapprove the transfer of a franchise; and (4) discriminate among franchisees with regard to charges, royalties and other fees.

Brooke Capital is subject to the unfair trade practices acts of the various states in which it does business. They each define and prohibit unfair methods of competition or unfair or deceptive acts or practices, including misrepresentation of policy terms, false advertising, making false statements, and defamation. Failure to comply with such acts or insurance regulations could have a material adverse effect on us.

Insurance Agency Consulting Operations.  There are many states that have statutes regulating the activities of brokering loans to individuals or businesses. Such laws may pertain to the receipt of advance fees, misrepresentations or omissions to state any material facts in connection with loans or services, engagement in fraud, deception or registration.

Insurance Company Operations.  FLAC is subject to regulation and supervision by the Kansas Insurance Department and other states in which it operates. The insurance laws of Kansas give the Insurance Department broad regulatory authority, including powers to: (1) grant and revoke licenses to transact business; (2) regulate and supervise trade practices and market conduct; (3) establish guaranty associations; (4) license agents; (5) approve policy forms; (6) approve premium rates for some lines of business; (7) establish reserve requirements; (8) prescribe the form and content of required financial statements and reports; (9) determine the reasonableness and adequacy of statutory capital and surplus; and (10) regulate the type and amount of permitted investments. Without limiting the foregoing, the effect of the regulatory powers of the Kansas Insurance Department over FLAC may restrict its ability to dividend or otherwise transfer funds from it to Brooke Capital, even if its operations are profitable and creating positive cash flow, restrict its ability to raise capital other than by contributions from Brooke Capital, and require that Brooke Capital contribute additional capital to it.

Aleritas Capital Corp.

Aleritas’ lending activities are targeted to businesses and are generally unregulated. However, usury and other laws may apply. There are many states that have statutes regulating the activities of brokering loans or providing credit services to individuals or businesses. Such laws may pertain to the receipt of advance fees, misrepresentations or omissions to state any material facts in connection with loans or services, engagement in fraud or deception or registration.

Brooke Brokerage Corporation

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

Bermuda Captive Insurance

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

Our expansion strategy consists principally of adding new franchise locations, originating new loans and providing collateral preservation services for such loans. Our continued growth is dependent upon a number of factors, including the availability of adequate financing and suitable franchise locations on acceptable terms, experienced management employees, the ability to obtain required government permits and licenses and other factors, some of which are beyond our control. In addition, we compete for acquisition and expansion opportunities with entities that have substantially greater resources than us. We cannot assure you that we will be able to continue to provide effective collateral preservation services or grow our business successfully through adding new franchise locations or by growing the operations of existing franchisees. Our failure to grow could have a material adverse effect on our business, prospects, results of operations and financial condition.

Borrowers’ financial performance may adversely affect their ability to repay amounts due to us.

We have credit exposure with respect to loans made to franchisees and other borrowers and with respect to the franchisees’ monthly statement balances. We lend money to franchisees, other insurance agencies and funeral home owners to start up or acquire businesses and we may assist these borrowers by loaning working capital. In addition, we assist franchisees by financing long-term producer development, cyclical fluctuations of revenues, receivables and payables. We make loans to help franchisees with monthly fluctuations of revenues and record these advances on franchisees’ monthly statements. We also grant temporary extensions of due dates for franchisee statement balances owed by franchisees to us. To fund long-term producer development of franchisees, including hiring and training costs, we also extend credit to franchisees, which we refer to as “non-statement balances.” Franchisees and other borrowers depend on commission income to pay amounts due to us in respect of their loans, in respect of their statement balances, and in respect of their non-statement balances used to finance long-term producer development. If franchisees and other borrowers are not successful, franchisees may be unable to pay statement or non-statement balances to us and our borrowers may be unable to repay their loans, any of which would have a detrimental effect on us.

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

The ability of borrowers to repay loans made to them by Aleritas may be adversely affected by an increase in market interest rates.

Loans made to franchisees and other borrowers by Aleritas typically bear interest at a variable or floating interest rate. To the extent that market interest rates increase, borrowers may be unable to make debt service payments. As a result, an increase in market interest rates will increase the risk of default on the loans made by us. The risk associated with rising interest rates will increase with respect to our insurance agency borrowers if coupled with a flattening or decreasing of property and casualty insurance premiums, and thus commissions. As well, an increase in interest rates could cause certain insurance companies to reduce their premium rates in an effort to sell more insurance and invest the resulting premiums in fixed-income securities to get the benefit of these higher rates. In such event, the amount of commissions our franchisees and other insurance agency borrowers earn could be adversely affected, further increasing the risk of default on loans made by us to these borrowers.

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

We derive a portion of our revenues from carrier override and contingent or profit sharing commissions based upon the terms of the contractual relationships between our insurance companies and us. Carrier override commissions are commissions paid by insurance companies in excess of the standard commission rates on specific classes of business. These amounts may be, but are not always, contingent on achieving a specific premium volume or profitability of the business. Contingent or profit sharing commissions are commissions paid by insurance companies based on the estimated profit that the companies make on the overall volume of business that we place with such companies. We generally receive these contingent commissions in the first and second quarters of each year. We do not account for carrier overrides separately. However, contingent or profit sharing commissions accounted for approximately three percent of our total revenues for the year ended December 31, 2007.

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

In some instances, Aleritas has sold loans to investors with full or partial recourse, which may adversely affect our financial condition or results of operations in the event Aleritas is required to repurchase loans of poor quality. In addition, in connection with our activities of matching business purchasers and sellers, we have sometimes guaranteed payments from purchasers to sellers, which may adversely affect us in the event such a purchaser defaults on its obligations to such a seller.

We will be adversely affected if we do not have alternative sources of funds to repay our obligations as they mature.

Loans made by Aleritas are usually amortized for a period of between twelve years and fifteen years. We have funded a portion of our loan portfolio with funding facilities which will require all or partial repayment by us prior to the time that loans made by us are scheduled to be repaid, and we will be adversely affected if we do not have alternative sources of funds to repay these obligations as they mature.

We are dependent on key personnel.

We are dependent upon the continued services of senior management, particularly the services of Robert D. Orr, Leland G. Orr, Michael S. Hess, Michael S. Lowry, Kyle L. Garst and Anita F. Larson. We have entered into an employment agreement with each of them. The loss of the services of any of these key personnel, by termination, death or disability, or our inability to identify, hire and retain other highly qualified personnel in the future, could have a material adverse effect on us. We currently do not maintain key employee insurance with respect to any of our officers or employees.

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

Insufficient internal controls may negatively impact our financial integrity, operations, financial reporting and, ultimately, have a material adverse effect on our stock price.

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

A significant part of our revenues are derived from one-time initial fees we receive from assisting franchisees and others with the acquisition of businesses. Generating fees is largely dependent on our franchisees’ and others’ ability to obtain acquisition financing from Aleritas. Our dependence on these initial fees creates an incentive for us to extend credit to borrowers that may not meet our stringent underwriting criteria. Our failure to follow stringent underwriting guidelines could adversely affect the quality of the loans we make and adversely affect our financial condition and results of operations.

Some of the initiatives we have undertaken to improve franchisee quality and to reduce the time allowed for franchisees to demonstrate their success may reduce initial franchise fees, cash flow and profitability.

In October 2007, Brooke Capital announced a “New Era” initiative that emphasizes franchisee quality over location growth. As a result of the New Era initiative, the amount of initial franchise fees will likely be reduced in future years, which could have an adverse impact on cash flows and profitability. Furthermore, the New Era initiative provided for a decrease in the rate of monthly franchise fees, or royalties, assessed to franchisees which could also have an adverse impact on cash flows and profitability.

In the later part of 2005, Brooke Capital reduced, from 18 months to 8 months, the amount of time that start up franchisees were allowed to demonstrate their success. As a result, the number of franchisee developed locations has increased and lenders have experienced increased delinquencies related to loans to start up franchisees secured by locations. This may have an adverse impact on Brooke Capital’s ability to generate initial franchise fees from start up franchisees.

Because a significant part of our insurance-related revenues and loans derive from operations located in five states, our business may be adversely affected by conditions in these states.

A substantial portion of our insurance-related revenues and loans derive from operations located in the states of Texas, California, Kansas, Florida and Missouri. Our franchisees’ and our revenues and profitability are affected by the prevailing regulatory, economic, demographic, weather, competitive, industry and other conditions in these states. Changes in any of these conditions could make it more costly or difficult for our franchisees and us to conduct our business. Adverse regulatory or industry developments in these states, which could include fundamental changes to the design or implementation of the insurance regulatory framework, could have a material adverse effect on our results of operations and financial condition.

A significant part of Aleritas’ business strategy involves the success of its affiliate, Brooke Capital Advisors, Inc. (“Capital Advisors”), in sourcing managing general agency (“MGA”) and funeral home loans for us, and its failure to generate adequate lending opportunities may adversely affect our business, prospects, results of operations and financial condition.

Aleritas obtains a substantial portion of its business through loans to MGAs and funeral homes sourced by Capital Advisors and Capital Advisors provides, or contracts with third parties to provide, collateral preservation services with respect to these loans. We cannot assure you that Capital Advisors will be able to identify a sufficient number of loan opportunities to enable Aleritas to continue the rate of growth we have seen in our MGA and funeral home loan portfolio. Capital Advisors’ failure to identify and present lending opportunities to Aleritas or Capital Advisors’ failure to provide or contract with third parties to provide collateral preservation services with respect to these loans could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Our business has experienced rapid growth. Our ability to continue to grow our business will be subject to a number of risks and uncertainties and will depend in large part on, among other factors: (1) finding new opportunities in our existing and new markets; (2) hiring, training and retaining skilled managers and employees; (3) expanding and improving the efficiency of our operations and systems; (4) maintaining loan quality; (5) maintaining and growing our funding sources and proprietary funding network; (6) growing and maintaining our network of proprietary loan sources; (7) maintaining and growing our network of collateral preservation providers; and (8) maintaining and attracting customers. Accordingly, we may not achieve the same levels of growth in revenues and profits as we have historically.

Aleritas has transferred a significant amount of assets and liabilities off balance sheet in reliance on Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” In the event transfer of such assets and liabilities is challenged by the SEC, or SFAS 140 is amended based on the provisions of the exposure draft, Aleritas’ current off-balance sheet assets and liabilities could be required to be consolidated in our financial statements.

In the ordinary course of business, Aleritas sells its loans to special purpose entities. Some of these sale transactions are classified as true sales pursuant to the FASB Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”). Transactions involving sales of assets classified as true sales under SFAS 140 have historically been subject to significant scrutiny by the Securities and Exchange Commission and have been an area of debate with the FASB. In August 2005, the FASB issued an exposure draft which amends SFAS 140. This exposure drafts seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets. During July 2006, the FASB continued re-deliberations on the August 2005 revised exposure draft. Aleritas has transferred a significant amount of assets and liabilities off balance sheet in reliance on SFAS 140. In the event our transfer of such assets and liabilities is challenged by the SEC, or SFAS 140 is amended based on the provisions of the exposure draft, Aleritas’ current off-balance sheet liabilities could be required to be consolidated in our financial statements.

Our debt instruments contain restrictive covenants and other requirements that may limit our business flexibility by imposing operating and financial restrictions on our operations.

Certain of our agreements governing indebtedness contain financial covenants that impose ratios, tests, and restrictions on us, such as maximum prepayment rate; a maximum loan loss rate; a minimum fixed charge coverage ratio; a maximum cash leverage ratio; and a maximum total leverage ratio. Some of our notes also contain other restrictions, including, but not limited to: the incurrence of indebtedness and liens; the disposal of our properties other than in the ordinary course of business; entering into transactions with affiliates or into material agreements other than in the ordinary course of business; entering into pledge and negative pledge agreements; and the declaration of dividends, except in limited circumstances. Our ability to comply with the ratios or tests may be affected by events beyond our control, including prevailing economic, financial and industry conditions. These covenants may prevent us from expanding our operations and executing our business strategy. In addition, a breach of any of these covenants, ratios or tests could result in a default under the agreements governing our indebtedness.

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

Most of the loans we make are to privately-owned small- and medium-sized companies, which present a greater risk of loss than loans to larger companies.

Aleritas’ portfolio consists primarily of commercial loans to small and medium-sized, privately owned businesses. Compared to larger, publicly owned firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand or compete. These financial challenges may make it difficult for our borrowers to make scheduled payments of interest or principal on our loans. Accordingly, advances made to these types of borrowers entail higher risks than advances made to companies who are able to access traditional credit sources.

The collateral securing a loan may not be sufficient to protect us from a partial or complete loss if the loan becomes non-performing, and we are required to foreclose.

While most of Aleritas’ loans are secured by a lien on specified collateral of the borrower, there is no assurance that the collateral securing any particular loan will protect us from suffering a partial or complete loss if the loan becomes non-performing and we move to foreclose on the collateral. The collateral securing our loans is subject to inherent risks that may limit our ability to recover the principal of a non-performing loan. Listed below are some of the risks that may affect the value of different types of collateral in which we typically take a security interest.

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

Aleritas’ loans to foreign borrowers may involve significant risks in addition to the risks inherent in loans to U.S. borrowers.

As of December 31, 2007, approximately $11.8 million of our on-balance sheet loan portfolio are balances of Canadian borrowers. These loans may expose us to risks not typically associated with loans to U.S. borrowers. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. To the extent that any of our loans are denominated in foreign currency, they will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We do not currently employ hedging techniques to minimize these risks.

Many of Aleritas’ borrowers are captive insurance agents, and, therefore, are dependent on the continued success, competitiveness, credit quality and financial condition of the captive carrier they represent.

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

Risks Related to Our Common Stock

Our Chairman of the Board, Robert D. Orr, is able to exert significant control over us and may act in a manner that is adverse to our other shareholders’ interests.

As of February 29, 2008, Robert D. Orr, our Chairman of the Board, beneficially owned approximately 43% of our outstanding common stock. As a result, he is able to exert significant influence over:

•	the nomination, election and removal of our board of directors;

•	the adoption of amendments to our charter documents;

•	our management and policies; and

•	the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including mergers, consolidations and the sale of all or substantially all of our assets.

Mr. Orr’s interests may conflict with the interests of other holders of our common stock and he may take actions affecting us with which other shareholders may disagree. For example, in order to retain his relative ownership position in our common stock, Mr. Orr may decide not to enter into a transaction in which our shareholders would receive consideration for their shares that is much higher than the cost of their investment in our common stock or than the then current market price of our common stock. Any decision regarding the ownership of our company that Mr. Orr may make at some future time will be in his absolute discretion.

As we are no longer a controlled company, we must comply with the corporate governance requirements of the NASDAQ Global Market.

Until June 28, 2007, we were a controlled company because Brooke Holdings, Inc., Robert D. Orr, Leland G. Orr, Michael S. Lowry, Anita F. Larson and Kyle L. Garst owned approximately 51% of our outstanding common stock and had orally agreed to vote their shares of common stock together as a group. As a result of a private placement of units in 2007, this group owned approximately 45% of our outstanding common stock and it has since disbanded. Therefore, we are no longer a “controlled company” within the meaning of the NASDAQ Marketplace rules and, thus, are required to have a board of directors comprised of a majority of independent directors and nominating and compensation committees composed entirely of independent directors. If we are unable to comply with the corporate governance requirements of the NASDAQ Global Market, our common stock could be delisted from that stock exchange.

Our relatively low trading volume may limit shareholders’ ability to sell their shares.

Although shares of our common stock are listed on the NASDAQ Global Market, our average daily trading volume has been approximately 30,300 shares during the three months ended February 29, 2008. As a result of this low trading volume, shareholders may have difficulty selling a large number of shares of our common stock in the manner or at the price that might be attainable if our common stock were more actively traded.

The price of our common stock may fluctuate significantly, which may make it difficult for shareholders to resell common stock when they want or at a price they find attractive.

Since January 1, 2005, our common stock has traded at prices (adjusted for dividends and splits) ranging between $2.51 and $19.86 on the American Stock Exchange (until June 2005) and the NASDAQ Global Market. We expect that the market price of our common stock will continue to fluctuate. Our common stock price can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors include:

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

Our principal executive offices are located in owned premises at 8500 College Boulevard, Overland Park, Kansas 66210, and our telephone number is (913) 661-0123. This facility also serves Brooke Capital Corporation as a center for training franchisees and employees and serves as the administrative offices of Brooke Savings Bank. Brooke Investments, Inc. leases offices at 10950 Grandview Drive, Overland Park, Kansas 66210 which serve as the principal executive offices, the national sales office, the Kansas City regional franchise sales office and a franchise customer service center for Brooke Capital. Aleritas Capital Corp. (a d/b/a of Brooke Credit Corporation) leases offices at 7400 College Boulevard, Overland Park, Kansas 66210 which serve as that company’s principal executive offices.

In Phillipsburg, Kansas, we own a processing center and an advertising center. The advertising center also houses our facilities teams and the home office of Brooke Savings Bank. We own a building in Dallas, Texas that houses a regional office and service center. We lease additional regional offices in Englewood, Colorado, Nashville, Tennessee, and Sacramento, California, as well as brokerage underwriting offices, and franchise customer service centers in other locations in the United States. During the first quarter of 2007, Brooke Credit Corporation opened a loan participation office in Nashville, Tennessee. We, or our subsidiaries, may acquire or lease real estate for use in our subsidiaries’ operations and for lease, sublease or license to franchisees.

First Life America Corporation, our indirect, majority-owned subsidiary, owns a 20,000 square foot office building on approximately six and one-half acres of land located in Topeka, Kansas. Brooke Capital, First Life America Corporation and Brooke Capital Advisors, Inc. occupy approximately 7,500 square feet of the building, and the remainder of the building is leased to agencies of the federal government.

The properties from which operations are conducted are not materially important to us. Management believes that our current leased and owned facilities are in good repair and adequate for current and proposed operations. In management’s opinion, adequate insurance has been purchased for each of the above-referenced properties.

ITEM 3.	LEGAL PROCEEDINGS.

We and our subsidiaries have from time-to-time been parties to claims and lawsuits that are incidental to our business operations. While ultimate liability with respect to these claims and litigation is difficult to predict, we believe that the amount, if any, that we are required to pay in the discharge of liabilities or settlements in these matters will not have a material adverse effect on our consolidated results of operations or financial position.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information.

Our common stock, $.01 par value, has traded under the symbol “BXXX” on the NASDAQ Global Market (“NASDAQ”) since June 20, 2005. Our common stock was traded on the American Stock Exchange (“AMEX”) from May 29, 2003 until June 17, 2005 under the symbol “BXX.” From November 1, 2002 until May 28, 2003, the common stock was traded on the OTC Bulletin Board (“OTCBB”). Prior to November 2002, there was no public trading market for our common stock.

During the two most recently completed fiscal years, the high and low prices (unadjusted for stock dividends or splits) for our common stock for each quarter have been as follows:

Quarter	Ending	Market	High Bid/Sale	Low Bid/Sale

First	March 31, 2006	NASDAQ	$14.00	$9.77
Second	June 30, 2006	NASDAQ	$13.13	$10.14
Third	September 30, 2006	NASDAQ	$13.00	$11.00
Fourth	December 31, 2006	NASDAQ	$13.00	$9.10
First	March 31, 2007	NASDAQ	$13.74	$11.32
Second	June 30, 2007	NASDAQ	$15.74	$11.60
Third	September 30, 2007	NASDAQ	$14.60	$9.19
Fourth	December 31, 2007	NASDAQ	$10.26	$5.60

On February 29, 2008, the closing price for our common stock on the NASDAQ Global Market was $6.05 per share.

Holders of Common Stock.

On February 29, 2008, there were 449 shareholders of record of our common stock and an indeterminate number of shareholders whose shares are held by brokers or “nominees” in street name.

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

During our last two fiscal years, we paid dividends per share on our common stock as follows:

Quarter	Dividend

2007
First	$0.18
Second	0.18
Third	0.18
Fourth	0.18
2006
First	$0.16
Second	0.18
Third	0.18
Fourth	0.18

Securities Authorized for Issuance under Equity Compensation Plans.

The following table shows information related to the stock options that have been granted and the number of shares remaining available for grant under the Plan as of December 31, 2007.

Equity Compensation Plan Information

Number of Securities
	Number of Securities			Remaining Available for
	to be Issued Upon		Weighted Average	Future Issuance Under
	Exercise of		Exercise Price of	Equity Compensation
	Outstanding Options,		Outstanding Options,	Plans (Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights	Reflected in First Column)

Equity compensation plans approved by security holders	124,540	(1)	$8.70	375,680	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	124,540		$8.70	375,680

(1)	Number of shares subject to (1) remaining outstanding stock options granted under the Brooke Corporation 2001 Compensatory Stock Option Plan, which terminated on April 27, 2006 (59,790 shares); and (2) stock options outstanding under the 2006 Brooke Corporation Equity Incentive Plan, which became effective on April 27, 2006 (64,750 shares).

(2)	Number of shares authorized for issuance under the 2006 Brooke Corporation Equity Incentive Plan (500,000 shares), less (1) shares subject to outstanding stock options under the plan (64,750 shares); less (2) shares vested under restricted stock grants made under the plan (59,570 shares).

Recent Sales of Unregistered Equity Securities.

We did not sell any unregistered equity securities during the fiscal year ended December 31, 2007, except for the sale on June 28, 2007 to institutional accredited investors of units consisting of 1,500,000 shares of common stock and warrants to purchase 750,000 shares of common stock, in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) of such Act. Information required by Item 701 of Regulation S-K with respect to such transaction was included in and is incorporated by reference to our Current Report on Form 8-K dated June 28, 2007 and filed on July 2, 2007.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers.

During the fourth quarter of the fiscal year ended December 31, 2007, there were no purchases of equity securities by us or any affiliated purchaser of shares or other units of any class of equity securities registered by us pursuant to Section 12 of the Securities Exchange Act of 1934 (the “Exchange Act”).

ITEM 6.	SELECTED FINANCIAL DATA.

SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial information for the periods ended and as of the dates indicated.

The following income statement data for the years ended December 31, 2007, 2006 and 2005 and balance sheet data as of December 31, 2007 and 2006 are derived from our audited financial statements, which are included elsewhere in this report. The following income statement data for the years ended December 31, 2004 and 2003 and balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited financial statements not included in this report. You should read this data together with our financial statements and related notes included elsewhere in this report and the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2007	2006	2005	2004		2003
	(In thousands, except per share data and number of franchises)

Statement of Operations Data:
Operating Revenues
Insurance commissions	$117,472	$102,032	$86,872	$63,904		$45,706
Interest income (net)	28,238	19,131	10,347	5,072		1,819
Consulting fees	10,432	9,908	4,916	5,236		4,109
Gain on sale of businesses	2,057	3,059	3,091	5,261		418
Initial franchise fees for basic services	32,505	31,770	19,375	8,795		425
Initial franchise fees for buyer assistance plans	455	3,137	10,133	8,122		8,147
Gain on sale of notes receivable	13,644	5,334	6,086	2,475		4,368
Insurance premiums earned	12,512	660	811	401		283
Policy fee income	478	535	1,581	2,003		610
Impairment loss	(5,517)	(329)	—	—		—
Other income	1,741	1,844	844	654		82

Total Operating Revenues	214,017	177,081	144,056	101,923		65,967

Operating Expenses
Commissions expense	90,277	79,462	66,957	49,600		37,011
Payroll expense	37,262	30,269	28,615	20,151		11,355
Depreciation and amortization	4,536	2,411	2,432	2,504		1,423
Other operating expenses	59,618	37,088	25,303	16,444		8,617
Insurance loss and loss expense incurred	5,896	708	(60)	(17)		77
Other operating interest expense	2,919	3,125	2,122	927		665

Total Operating Expenses	200,508	153,063	125,369	89,609		59,148

Income from Operations	13,509	24,018	18,687	12,314		6,819
Other Expenses
Interest expense	11,666	6,709	3,721	2,340		576
Minority interest in subsidiary	(226)	575	—	—		—

Total Other Expenses	11,440	7,284	3,721	2,340		576

Income Before Income Taxes	2,069	16,734	14,966	9,974		6,243
Income tax expense	474	5,992	5,261	3,280		2,083

Net Income	$1,595	$10,742	$9,705	$6,694		$4,160

Net Income per Share
Basic net income per share(1)	$(0.10)	$0.79	$0.89	$0.69		$0.42
Diluted net income per share(2)	$(0.10)	0.76	0.86	0.65		0.41
Weighted average of shares — basic outstanding(3)	13,568,333	12,509	10,643	9,362		9,293
Weighted average of shares — diluted outstanding(3)	13,692,873	13,915	11,002	9,925		9,615
Cash dividends declared per common share	0.72	0.70	0.64	0.55	(4)	0.1525

The weighted average number of shares has been adjusted to reflect a 2-for-1 stock split in 2004 and a 6-for-1 stock split in 2003.

	As of December 31,
	2007	2006	2005	2004	2003

Balance Sheet and Other Data:
Total current assets	$360,572	$282,630	$118,156	$94,230	$46,930
Cash and cash equivalents	5,158	21,203	12,321	19,761	13,741
Accounts and notes receivable, net	196,188	188,857	55,763	51,960	16,005
Securities	89,634	50,322	44,682	17,889	11,381
Total assets	422,377	323,389	135,239	108,487	56,858
Total liabilities	305,830	261,397	93,778	101,151	51,079
Total debt(5)	157,013	177,793	63,170	80,482	34,976
Total stockholders’ equity	70,648	56,528	41,461	7,336	5,779
Loan balances outstanding	702,620	483,278	277,414	183,384	112,732
Number of franchise locations	882	737	552	370	234

(1)	Based on net income available to common stockholders (basic) of ($1,299),$9,873, and $9,511 for the years ended December 31, 2007, 2006 and 2005, respectively. Net income available to common stockholders (basic) is equal to net income less preferred dividends of $2,894, $869 and $194 for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	Based on net income available to common stockholders (diluted) of $1,401, $10,548, and $9,511 for the years ended December 31, 2007, 2006 and 2005, respectively. Net income available to common stockholders (diluted) is equal to net income less dividends on non-convertible preferred stock of $194, $194 and $194 for the years ended December 31, 2007, 2006 and 2005, respectively. However, if the conversion of the preferred stock shares is anti-dilutive the income available to common shareholders (basic) is used.

(3)	The weighted average number of shares has been adjusted to reflect a 2-for-1 stock split in 2004 and a 6-for-1 stock split in 2003.

(4)	Includes special dividend of $0.15 per share paid on August 30, 2004.

(5)	Includes total bank loans, notes payable and other long-term obligations.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

General

We are a holding company focusing on investments in the insurance, banking and financial services industries with holdings in two public companies, Brooke Capital Corporation (AMEX: BCP) and Aleritas Capital Corp., a d/b/a of Brooke Credit Corporation, (OTCBB: BRCR), and two wholly-owned private companies, Brooke Bancshares, Inc. and Brooke Brokerage Corporation.

Despite the associated disadvantages, we prefer to hold investments in small public companies, instead of private companies, for the purposes of promoting entrepreneurial behavior by managers, diversifying risk, increasing accountability and increasing liquidity. Based on the range of BCP and BRCR closing stock prices during the fourth quarter, we had unrealized portfolio gains in our shares of BCP and BRCR stock ranging from a low of approximately $29,000,000 to a high of approximately $57,000,000.

Brooke Bancshares, Inc.  Brooke Bancshares, a wholly owned subsidiary, owns Brooke Savings Bank, which sells banking products and services primarily through contracted banker agents who are paid commissions for customer referrals.

Brooke Brokerage Corporation.  Brooke Brokerage, a wholly owned subsidiary owns CJD & Associates, LLC which brokers hard-to-place property and casualty insurance policies and life insurance policies on a wholesale basis primarily through independent insurance agents.

Brooke Capital Corporation.  Brooke Capital, an 81% owned subsidiary, owns First Life America Corporation which issues life insurance policies primarily through independent insurance agents. Brooke Capital has agreed to acquire Delta Plus Holdings, Inc., the owner of Traders Insurance Company, which issues auto insurance policies through independent insurance agents. Brooke Capital also owns Brooke Investments, Inc. an independent insurance agency franchisor and Brooke Capital Advisors, a consultant to insurance agency borrowers.

Aleritas Capital Corp. (a d/b/a of Brooke Credit Corporation).  Aleritas, a 62% owned subsidiary, is a finance company that lends to businesses that sell insurance and related services. Aleritas generates most of its revenues from interest income resulting from loans held on its balance sheet in the form of inventory loans held for sale and from gains on sale of loans when they are removed from its balance sheet. On March 14, 2008, a dividend of approximately 2,300,000 shares of Aleritas shares was declared payable to our shareholders. As a result, our ownership in Aleritas will be reduced to less than 50% and we do not expect to consolidate Aleritas results with our results in future accounting periods.

If the Delta Plus Holdings acquisition by Brooke Capital close as planned, the activities and ownership of Brooke Corporation’s primary direct subsidiaries will correspond to the following chart.

Results of Operations

Our consolidated results of operations have been significantly impacted by expansion of franchise locations in recent years and the acquisition of a bank and insurance companies. The following table shows income and expenses (in thousands, except percentages and per share data) for the years ended December 31, 2007, 2006 and 2005, and the percentage change from year to year.

		2007		2006
	Year Ended	% Increase	Year Ended	% Increase	Year Ended
	December 31,	(decrease)	December 31,	(decrease)	December 31,
	2007	over 2006	2006	over 2005	2005

Operating Revenues
Insurance commissions	$117,472	15%	$102,032	17%	$86,872
Interest income (net)	28,238	50	19,131	85	10,347
Consulting fees	10,432	5	9,908	102	4,916
Gain on sale of businesses	2,057	(33)	3,059	(1)	3,091
Initial franchise fees for basic services	32,505	2	31,770	64	19,375
Initial franchise fees for buyers assistance plans	455	(85)	3,137	(69)	10,133
Gain on sale of notes receivable	13,644	156	5,334	(12)	6,086
Insurance premiums earned	12,512	1,796	660	(19)	811
Policy fee income	478	(11)	535	(66)	1,581
Impairment loss	(5,517)	1,577	(329)	—	—
Other income	1,741	(12)	1,844	118	844

Total operating revenues	214,017	21	177,081	23	144,056
Operating Expenses
Commission expense	90,277	14	79,462	19	66,957
Payroll expenses	37,262	23	30,269	6	28,615
Depreciation and amortization expense	4,536	88	2,411	0	2,432
Insurance loss and loss expense	5,896	733	708	—	(60)
Other operating expenses	59,618	61	37,088	47	25,303
Other operating interest expense	2,919	(7)	3,125	47	2,122

Total operating expenses	200,508	31	153,063	22	125,369
Income from operations	13,509	(44)	24,018	29	18,687
Interest expense	11,666	74	6,709	80	3,721
Minority interest in subsidiary	(226)	(139)	575	—	—

Income before income taxes	2,069	(88)	16,734	12	14,966
Income tax expenses	474	(92)	5,992	14	5,261

Net income	$1,595	(85)%	$10,742	11%	$9,705

Basic net income per share	$(0.10)	(113)%	$0.79	(11)%	$0.89
Diluted net income per share	$(0.10)	(113)%	$0.76	(12)%	$0.86

Operating revenue, excluding Aleritas revenue if deconsolidated, is expected to continue to increase in 2008 primarily as a result of bank and insurance company growth and less from opening new franchise locations. The increases in total operating revenues in recent years, and most of the individual revenue categories that make up total operating revenues, are primarily attributable to the continued expansion of franchise operations. The increases in interest income (net) primarily resulted from increased loan origination activities, increases in the amount of loans held in inventory for eventual sale and increases in retained interest from loans sold. Increases in revenues from insurance premiums earned and increases in expenses from insurance loss and loss expense incurred were the result of acquiring Delta Plus and Brooke Capital.

Expenses are also expected to continue to increase in 2008 primarily as a result of bank and insurance company growth and less as a result of opening new franchise locations. The increases of commission expense are primarily attributable to increases in insurance commissions received from insurance companies, because a share of insurance commissions is typically paid to franchisees.

Payroll expenses, which include wages, salaries, payroll taxes and compensated absences expenses increased primarily as a result of acquiring Delta Plus, Brooke Savings Bank, and Brooke Capital. Payroll

expenses, as a percentage of total operating revenue, were approximately 17% in 2007, 17% in 2006 and 20% in 2005.

Depreciation and amortization expense also increased primarily as a result of acquiring Delta Plus, Brooke Savings Bank and Brooke Capital.

Other operating expenses increased at a faster rate than total operating revenues during 2007 when compared to the same period in 2006 partially as the result of increases in collateral preservation expenses (See Insurance Segment, below). Other operating expenses which include advertising, rent, travel, lodging and office supplies, also increased as the result of acquiring Delta Plus, Brooke Savings Bank and Brooke Capital. Other operating expenses, as a percentage of total operating revenue, were approximately 28% in 2007, 21% in 2006 and 18% in 2005.

We consider interest expense, other than line of credit, to be a non-operating expense. Interest expense increased primarily as a result of increased debt to commercial banks, which was incurred primarily to capitalize our operating subsidiaries and to fund the over-collateralization of our warehouse facilities and securitizations. Also contributing to the increase was the interest expense associated with the private placement of debt by Aleritas in the fourth quarter of 2006.

Net income and net income per share for 2007 and the fourth quarter of 2007, decreased primarily as the result of less than expected earnings in our lending segment and higher than expected expenses for lender, or collateral preservation, assistance in our insurance segment. Net income per share also decreased as the result of adjusting the diluted earnings per share calculation to reflect the anticipated issuance of 1,176,000 shares of common stock that may result from our offering of perpetual convertible preferred stock that took place in the third quarter of 2006.

The following table shows selected assets and liabilities (in thousands, except percentages) as of December 31, 2007, 2006 and 2005, and the percentage change from year to year.

		2007		2006
	As of	% Increase	As of	% Increase	As of
	December 31,	(decrease)	December 31,	(decrease)	December 31,
	2007	over 2006	2006	over 2005	2005

Investments	$50,887	304	$12,582	—	$—
Customer receivable	27,687	22	22,769	109	10,919
Notes receivable	164,338	—	164,153	272	44,178
Interest earned not collected on notes	7,132	110	3,401	146	1,382
Other receivables	5,660	254	1,601	(2)	1,627
Securities	89,634	78	50,322	13	44,682
Deferred charges	11,310	2	11,094	1,324	779
Accounts payable	18,942	46	12,944	74	7,433
Payable under participation agreements	39,452	47	26,849	147	10,857
Policy and contract liabilities	25,996	29	20,184	—	—
Premiums payable	7,621	10	6,925	38	5,015
Debt	157,013	(12)	177,793	181	63,170
Minority interest in subsidiary	45,899	740	5,464	—	—

Our acquisition of a controlling interest in Brooke Capital Corporation in December 2006 and January 2007 has resulted in a new asset category for investments and a new liability category for policy and contract liabilities to account for the life insurance and annuity operations of First American Capital Corporation’s life insurance company subsidiary. A balance sheet account has also been established to reflect the interests of Brooke Capital and Aleritas’ minority shareholders. The acquisition of Brooke Savings Bank in January 2007 has resulted in a new liability category for deposits, the bank’s primary source of funding.

Investments increased as the result of investments held by Brooke Savings Bank and Traders Insurance Company which were acquired during the first quarter of 2007.

Customer receivables primarily include amounts owed to Brooke Capital by our franchisees and increased primarily from continued expansion of our franchise operations, especially the producer development program typically associated with start up franchises. A loss allowance exists for Brooke Capital’s credit loss exposure to these receivable balances from franchisees (See Insurance Services Segment, below).

Notes receivable include primarily loans made by Aleritas to franchisees and others. Notes receivable balances vary, sometimes significantly from period to period, as a result of our decision to temporarily retain more or fewer loans in our “held for sale” loan inventory based on the funds available to us. Notes receivable balances remained relatively the same from 2006 to 2007. A loan loss reserve has been established in 2007 totaling $1,655,000 which reduces the notes receivable balance. The loan loss reserve was established due to holding loans longer on the balance sheet than previously, and delinquencies are increasing as the loan portfolio grows and matures.

Customer receivables, notes receivables, interest earned not collected on notes and allowance for doubtful accounts are the items that comprise our accounts and notes receivable, net, as shown on our consolidated balance sheet.

Other receivables, increased primarily from amounts due from franchisees for purchase of insurance agencies.

The securities balance result from loan sales activities to qualifying special purpose entities and primarily consist of three types of securities (or retained residual assets): interest-only strip receivables in the loans sold; retained over-collateralization interests in the loans sold; and cash reserves. When Aleritas sells notes receivable to qualifying special purpose entities it retains an over-collateralization interest in the loans sold and cash reserves. As cash is received for the interest-only strip receivable as well as the principal attributable to our over-collateralization retained interest, the securities balance declines. The securities balance increased primarily as the result of loans previously held in loan inventory being sold to Brooke Warehouse Funding, LLC, in connection with the off-balance-sheet financing secured through Fifth Third Bank in March 2007.

Deferred charges includes primarily the fees associated with the issuance of long-term debt by Aleritas and the costs of acquiring life insurance by First Life America.

Accounts payable, which includes franchise payables, producer payables, payroll payables and other accrued expenses, increased partially from the continued expansion of our franchise operations, which increased the accrual for estimated commission expense due franchisees. Accounts payable also increased as the result of acquiring Delta Plus, Brooke Savings Bank and Brooke Capital.

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

The premiums payable liability category is comprised primarily of amounts due to insurance companies for premiums that are billed and collected by our franchisees. Premiums payable increased primarily from the continued expansion of our franchise operations, including the acquisition of Delta Plus, which resulted in an increase of premiums billed and collected by our franchisees. Premiums payable also increase from temporary fluctuations in agent billed activity.

Debt decreased primarily as the result of elimination of the on-balance-sheet financing previously provided by Fifth Third Bank, which was modified and resulted in off-balance-sheet financing.

The following tables provide information regarding our Notes Receivable, Note Participations and asset-backed securities, and Notes Payable principal balances and the corresponding weighted interest rates as of the end of each quarter in 2007, 2006 and 2005 (excluding capitalized lease balances). Notes Receivable balances include the loans originated by Aleritas to our franchisees and others, even though the notes may no longer be on our balance sheet. Note Participations and asset-backed securities are comprised of loan participation interests that we have sold to our funding institutions and securitization entities. The Note Participation balance includes participations sold that are classified as a true sale and those that are not classified as a true sale or payable under participation agreements. The asset-backed securities exclude the portion of the securitization pools that are retained by us of $58,769,000, $37,003,000 and $32,898,000 at December 31, 2007, 2006 and 2005, respectively. Notes Payable balances are comprised of borrowings to fund the loans that we have made to our franchisees and others and include primarily notes issued to sellers of agencies we have purchased, borrowings under our lines of credit and bank borrowings.

Notes Receivable (in thousands)

	2007	2007	2006	2006	2005	2005
	Principal	Weighted Rate	Principal	Weighted Rate	Principal	Weighted Rate

1st Quarter	$547,323	11.64%	$323,699	11.08%	$219,331	8.96%
2nd Quarter	623,703	11.77%	383,003	11.45%	249,718	9.15%
3rd Quarter	676,895	11.34%	418,847	11.73%	263,422	9.74%
4th Quarter	733,807	10.84%	489,136	11.84%	282,580	10.16%

Note Participations and Asset-Backed Securities (in thousands)

	2007	2007	2006	2006	2005	2005
	Principal	Weighted Rate	Principal	Weighted Rate	Principal	Weighted Rate

1st Quarter	$429,915	8.58%	$233,966	8.61%	$174,762	6.72%
2nd Quarter	498,445	8.82%	250,675	9.03%	181,146	7.01%
3rd Quarter	519,056	8.15%	313,131	9.15%	170,851	7.60%
4th Quarter	545,937	8.00%	314,829	9.20%	216,361	7.75%

Notes Payable (in thousands)

	2007	2007	2006	2006	2005	2005
	Principal	Weighted Rate	Principal	Weighted Rate	Principal	Weighted Rate

1st Quarter	$124,185	10.15%	$89,407	8.01%	$63,003	6.46%
2nd Quarter	121,761	10.13%	130,010	8.00%	83,892	5.60%
3rd Quarter	132,356	10.13%	123,512	7.65%	85,212	4.54%
4th Quarter	156,578	9.78%	177,278	8.14%	62,575	7.24%

Income Taxes

For the years ended December 31, 2007, 2006 and 2005, we incurred income tax expenses of $474,000, $5,992,000 and $5,261,000, respectively, resulting in effective tax rates of 23%, 36% and 35% (including Brooke Capital Corporation which files a separate tax return). As of December 31, 2007 and 2006, we had current income tax liabilities of $826,000 and $4,293,000, respectively, and deferred income tax liabilities of $8,117,000 and $7,594,000, respectively. The deferred tax liability is primarily due to the deferred recognition of revenues, for tax purposes, on loans sold until interest payments are actually received.

Analysis by Segment

Our four reportable segments are Banking, Brokerage, Insurance and Lending.

Revenues, expenses, assets and liabilities for reportable segments were extracted from financial statements prepared for Brooke Savings Bank (Banking Segment), CJD & Associates (Brokerage Segment), Brooke Capital Corporation and Delta Plus Holdings, Inc. (Insurance Segment) and Aleritas Capital Corp. (Lending Segment), and as such, consolidating entries are excluded.

The Banking Segment includes the sale of banking services by Brooke Savings Bank through independent agents. The Brokerage Segment includes the brokering of hard-to-place property and casualty insurance policies and life insurance policies on a wholesale basis by CJD & Associates through independent agents. The Lending Segment includes the lending activities of Aleritas.

All insurance company and retail insurance agency activities currently conducted, or expected to be conducted, by Brooke Capital are discussed in the Insurance Segment. These activities include life insurance company activities (previously discussed in the Financial Services Segment), non-standard auto insurance company activities (previously discussed in the Brokerage Segment), and insurance agency franchise activities (previously discussed in the Franchise Segment).

Each segment was assessed a shared services expense which is an internal allocation of legal, accounting, human resources and information technology expenses based on our estimate of usage. Because consolidating entries are excluded, the other operating expense category for reportable segments include internal allocations for shared services expense during the years ended December 31, 2007 and 2006, of $30,000 and $0, respectively, for the Banking Segment, $60,000 and $1,800,000, respectively, for the Brokerage Segment, $2,850,000 and $4,800,000, respectively, for the Insurance Segment; and $2,250,000 and $1,800,000, respectively, for the Lending Segment.

Revenues, expenses, assets and liabilities that are not allocated to one of the four reportable segments are categorized as “Corporate.” Activities associated with Corporate include functions such as accounting, auditing, legal, human resources and investor relations. Activities associated with Corporate also include the operation of captive insurance companies that self-insure portions of the professional liability (errors and omissions) exposure of franchisee insurance agents and insurance agents employed by Brooke Capital and its affiliates and provide financial guaranty policies to Aleritas.

Banking Segment

The following financial information relates to our Banking Segment and includes the financial information of the Brooke Savings Bank subsidiary of Brooke Bancshares, Inc. (in thousands, except percentages). Financial information for 2006 has been included for comparative purposes.

		2007
	Year Ended	% Increase	Year Ended
	December 31,	(decrease)	December 31,
	2007	Over 2006	2006

Operating Revenues
Interest Income	$2,398	(17)%	$2,894
Other income	83	(37)	132
Total operating revenues	2,481	(18)	3,026
Operating Expenses
Payroll expense	726	22	594
Depreciation	18	80	10
Other operating expenses	1,515	50	1,012
Total operating expenses	2,259	40	1,616
Income before income taxes	$222	(84)%	$1,410
Total Assets (at period end)	$46,651		$—

On January 8, 2007, Brooke Brokerage acquired a 100% interest in Brooke Savings Bank from Kansas City Life Insurance Company (“KC Life”). Upon closing of the acquisition, Brooke Savings Bank had total deposits of $41,493,000. Included in the acquired deposits were $28,000,000 in individual transaction accounts resulting from the deposit of death benefit proceeds from KC Life policies. Brooke Savings Bank has typically paid relatively low deposit rates of 0.10% to 0.34% on these types of accounts. After KC Life sold its interest in Brooke Savings Bank, it discontinued depositing death benefit proceeds into Brooke Savings Bank accounts and the deposit balances from death benefits previously deposited by KC Life have consistently declined. At

December 31, 2007, these types of accounts represented $7,900,000 of Brooke Savings Bank’s total deposits of $26,403,000.

Brooke Savings Bank entered into a purchase and assumption agreement with Bank of the West to purchase a network of 42 Kansas-based banker agents who refer deposit and loan business to Brooke Savings Bank. The Office of Thrift Supervision approved the transaction on December 13, 2007 and the transaction became effective as of the close of business on January 18, 2008 As a result, Brooke Savings Bank reported total assets of approximately $141 million, total deposits of $125 million and total stockholders equity of $15.4 million as of January 31, 2008.

Income Before Income Taxes Income reduced primarily as the result of reduction in deposits from death benefit proceeds, Brooke Savings Bank’s cost of funds has increased significantly from approximately 1.07% at December 31, 2006 to approximately 2.70% at December 31, 2007. As a result of acquiring significantly more deposits liabilities than loan assets from the Bank of the West transaction, the banking segment is not expected to generate much, if any, earnings until the loan portfolio is increased in accordance with its business plans.

Brokerage Segment

The following financial information relates to our Brokerage Segment and includes the financial information of CJD & Associates, L.L.C., a wholly-owned subsidiary of Brooke Brokerage (in thousands, except percentages).

		2007		2006
	Year Ended	% Increase	Year Ended	% Increase	Year Ended
	December 31,	(decrease)	December 31,	(decrease)	December 31,
	2007	over 2006	2006	over 2005	2005

Operating Revenues
Insurance commissions	$2,771	(2)%	$2,842	(55)%	$6,382
Policy fee income	478	(11)	535	(66)	1,581
Interest income	19	12	17	113	8
Consulting fees	—	(100)	5,980	259	1,666
Other income	—	(100)	1,386	269	376

Total operating revenues	3,268	(70)	10,760	7	10,013
Operating Expenses
Commission expense	1,096	(2)	1,120	(59)	2,724
Payroll expense	1,593	(27)	2,181	(40)	3,647
Depreciation and amortization	421	59	265	(55)	584
Other operating expenses	792	(79)	3,776	83	2,061

Total operating expenses	3,902	(47)	7,342	(19)	9,016
Income from operations	(634)	(119)	3,418	243	997
Interest expense	135	(10)	150	(55)	332

Income before income taxes	$(769)	(124)%	3,268	391%	$665
Total assets (at period end)	$20,383	6%	19,185	129%	$8,384

Insurance Brokerage Insurance commission revenues, policy fee revenues, commission expense and payroll expense decreased in 2006 primarily as the result of the sale of the Texas All Risk General Agency, Inc. in November 2005. Brooke Brokerage, through its wholly owned subsidiary, CJD & Associates, L.L.C., conduct insurance brokerage activities at its Overland Park, Kansas and Omaha, Nebraska underwriting offices under the Davidson-Babcock trade name.

Profit sharing commissions, or Brooke Brokerage’s share of insurance company profits paid by insurance companies on policies written by non-exclusive insurance agents, decreased $39,000, or 10% to $370,000, in

2007 and decreased $555,000, or 56% to $409,000, in 2006. Profit sharing commissions decreased in 2006 primarily as the result of the sale of the Texas All Risk General Agency, Inc. Profit sharing commissions represented approximately 13% and 14%, respectively, of Brooke Brokerage’s insurance commissions for the years ended December 31, 2007 and 2006.

Beginning in November 2005, Brooke Brokerage, through its wholly owned subsidiary, CJD & Associates, L.L.C., began using its industry contacts and expertise in insurance brokerage to consult with general insurance agencies borrowers specializing in hard-to-place insurance sales. A growing emphasis on borrower consulting in 2006 resulted in an increase in consulting fees. Brooke Brokerage did not record any consulting fees in 2007 related to borrower consulting because as part of an agreement closed in December 2006 to acquire stock in Brooke Capital Corporation, Brooke Brokerage agreed not to engage in any new managing general agent borrower consulting business and to provide support and assistance to Brooke Capital Corporation to enable it to conduct that business.

Commission expense represented approximately 40% and 39%, respectively, of Brooke Brokerage’s insurance commission revenue for the years ended December 31, 2007 and 2006. Policy fee income represented approximately 17% and 19%, respectively, of Brooke Brokerage’s insurance commissions for the years ended December 31, 2007 and 2006.

Net commission refund expense is our estimate of the amount of Brooke Brokerage’s share of wholesale commission refunds due to policyholders resulting from future policy cancellations. On December 31, 2007 and 2006, Brooke Brokerage recorded corresponding total commission refund liabilities of $89,000 and $110,000, respectively.

Other operating expenses decreased in 2007 primarily as the result of discontinuance of the borrower consulting business.

Income Before Income Taxes Brooke Brokerage’s income before income taxes decreased during in 2007 primarily as the result of discontinuing its borrower consulting business.

Insurance Segment

Brooke Franchise has merged into Brooke Capital and we expect all of the common stock of Delta Plus to be contributed to Brooke Capital in May 2008. Assuming this transaction closes as planned; the companies discussed in this segment will include Brooke Capital and its wholly-owned subsidiaries and will correspond to the following chart of Brooke Capital’s primary companies.

The following financial information relates to our Insurance Segment and includes the financial information of Brooke Capital and Delta Plus (in thousands, except percentages). Assets, liabilities, and equity amounts are as of December 31, 2007 and December 31, 2006.

		2007		2006%
	Year Ended	% Increase	Year Ended	Increase	Year Ended
	December 31,	(decrease)	December 31,	(decrease)	December 31,
	2007	over 2006	2006	over 2005	2005

REVENUES
Insurance commissions	$114,701	16%	$99,190	23%	$80,490
Consulting fees	10,432	166	3,928	(20)	4,916
Gain on sale of businesses	2,057	(33)	3,059	(1)	3,091
Initial franchise fees for basic services	32,505	2	31,770	64	19,375
Initial franchise fees for buyers assistance plans	455	(85)	3,137	(69)	10,133
Insurance premiums earned	12,332	11,319	108	—	—
Interest income	2,318	582	340	145	139
Other income	6,087	162	2,325	159	897

Total operating revenues	180,887	26	143,857	21	119,041
EXPENSES
Commission expense	89,181	14	78,342	22	64,233
Payroll expense	27,340	18	23,153	18	19,620
Depreciation and amortization	1,900	967	178	—	(8)
Insurance loss and loss expense	4,820	4,869	97	—	—
Other operating expenses	50,747	43	35,366	36	26,040

Total operating expenses	173,988	27	137,136	25	109,885
Income from operations	6,899	3	6,721	(27)	9,156
Interest expense	3,257	68	1,933	24	1,560
Minority interest in subsidiary	871	51	576	—	—

Income before income taxes	$2,771	(34)%	$4,212	(45)%	$7,596
Total assets (at period end)	$124,382	23%	$101,075	71%	$59,155

Insurance Company Premium Revenues

Non-Standard Auto Insurance Company Premiums Non-standard auto insurance policy premiums are currently generated entirely through Delta Plus’ insurance company subsidiary, Traders Insurance Company. Because the direct sale of non-standard auto insurance policies by Delta Plus is not expected to disrupt Brooke Capital’s relationship with the third-party independent insurance companies that are critical to the success of its franchise activities, Delta Plus expects to expand its non-standard auto insurance activities. Insurance premiums revenues generated by Delta Plus totaled $11,551,000 during 2007. Comparatively, Delta Plus’ insurance premium revenues totaled $9,715,000 during 2006.

Life Insurance Company Premiums Life insurance policy premiums are currently generated entirely through First Life America. Because the direct sale of life insurance policies by First Life America is not expected to disrupt Brooke Capital’s relationship with the third-party independent insurance companies that are critical to the success of its franchise activities, First Life America expects to gradually expand its life insurance activities. Insurance premiums revenues generated by First Life America totaled $3,710,000 during 2007. Comparatively, First Life America’s insurance premium revenues totaled $3,677,000 during 2006.

Insurance Company Expenses

Non-Standard Auto Insurance Company Expenses Loss and loss adjustment expenses incurred by Delta Plus totaled $7,322,000 during 2007. Comparatively, Delta Plus’ loss and loss adjustment expenses totaled $6,837,000 during 2006. General and administrative expenses incurred by Delta Plus totaled $6,653,000 during 2007. Comparatively, Delta Plus’ general and administrative expenses totaled $8,987,000 during 2006.

Life Insurance Company Expenses Death claim expenses incurred by First Life America totaled $1,049,000 during 2007 as compared to $737,000 and $507,000 during 2006 and 2005, respectively. Policy reserve expense was $926,000 during 2007 as compared to $841,000 and $1,119,000 during 2006 and 2005, respectively. Interest credited on annuities and premium deposits increased to $799,000 during 2007 compared to $579,000 and $406,000 during 2006 and 2005, respectively, primarily as the result of deposits received related to the increased number of policies in force.

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

Commission expense increased because insurance commission revenues increased and franchisees are typically paid a share of insurance commission revenue. Commission expense represented approximately 78%, 79% and 80%, respectively, of Brooke Capital’s insurance commission revenue for the years ended December 31, 2007, 2006 and 2005.

Brooke Capital sometimes retains an additional share of franchisees’ commissions as payment for franchisee optional use of Brooke Capital’s service. However, all such payments are applied to service center expenses and not applied to commission expense. As of December 31, 2007 and 2006, Brooke Capital service centers totaled 10 and 20, respectively.

Profit sharing commissions, or Brooke Capital’s share of insurance company profits paid by insurance companies on policies written by franchisees, and other such performance compensation, decreased $303,000, or 5%, to $5,343,000 in 2007 and $607,000, or 12%, to $5,646,000 in 2006. Profit sharing commissions represented approximately 5%, 6% and 6%, respectively, of Brooke Capital’s insurance commissions for the years ended December 31, 2007, 2006 and 2005. Franchisees do not receive any share of Brooke Capitals’ profit sharing commissions although Brooke Capital typically pays annual advertising expenses for the benefit of franchisees in amounts no less than the amount of annual profit sharing received by Brooke Capital.

Net commission refund liability is our estimate of the amount of Brooke Capital’s share of retail commission refunds due to insurance companies resulting from future policy cancellations. As of December 31, 2007 and 2006, Brooke Capital recorded corresponding total commission refund liabilities of $481,000 and $535,000, respectively. Correspondingly, commission refund expense decreased in 2007 to reflect this lower estimate.

Franchise Operating Expenses   Payroll expense increased partially as the result of acquiring Delta Plus Holdings in March 2007. Payroll expense also increased partially as the result of the provision by Brooke Capital of additional collateral preservation assistance to franchisees coping with financial stress resulting from less commission revenues from reduction of premium rates by insurance companies.

Other operating expenses represented approximately 28%, 25% and 22%, respectively, of Brooke Capital’s total revenues for the years ended December 31, 2007, 2006 and 2005. Other operating expenses increased at a faster rate than total operating revenues primarily as the result of the provision by Brooke Capital of additional collateral preservation assistance to franchisees coping with financial stress resulting from less commission revenues from reduction of premium rates by insurance companies.

Marketing allowances expense is incurred primarily for the purpose of providing collateral preservation assistance. Marketing allowances made to franchisees increased $1,269,000, or 28%, to $5,802,000 in 2007 from $4,533,000 in 2006. Marketing allowances made to franchisees increased $901,000, or 25%, to $4,533,000 in 2006 from $3,632,000 in 2005.

Company owned stores expense is incurred primarily for the purpose of providing collateral preservation assistance. Operating expenses for company-owned stores increased $5,562,000, or 86%, to $12,056,000 in 2007 from $6,494,000 in 2006. Although operating expenses from company-owned stores represented a significant part of the overall increase in other operating expenses, these expenses were mostly offset by commission revenues generated by company-owned stores totaling $8,546,000 and $6,151,000, respectively, for the years ended December 31, 2007 and 2006. Company-owned stores revenues and expenses for years prior to 2005 are not available.

Advertising expenses decreased $29,000 to $8,276,000 in 2007 from $8,305,000 in 2006. Advertising expenses increased $2,085,000, or 34%, to $8,305,000 in 2006 from $6,220,000 in 2005.

Expenses for write off of franchise balances increased $1,065,000, or 30%, to $4,628,000 in 2007. Write off expenses increased $730,000, or 26%, to $3,563,000 in 2006 from $2,833,000 in 2005. Total write off expenses were reduced in 2007 primarily as the result of an agreement with Brooke Corporation to guarantee franchise balances pursuant to the merger agreement.

The following table summarizes information relating to revenues and expenses associated with insurance agent relationships primarily as defined in the franchise agreement.

Comparison of Net Commissions Breakdown to Corresponding Expenses Breakdown (in thousands)

Recurring
	Franchise	Expenses Incurred
	Royalties Collected	for Operation of	Service Center Fees		Profit Sharing
	from Franchisees	Phillipsburg	Collected from	Expenses Incurred	Commissions	Expenses Incurred
	for Support	Support Services	Franchisees for	for Operation of	Collected from	for Mass Media &
	Services	Campus	Service Centers	Service Centers	Insurance Cos	Logo Advertising

Year Ended December 31, 2007	$11,453	$13,078	$3,208	$6,697	$5,343	$8,276
Year Ended December 31, 2006	$6,155	$5,815	$10,293	$12,804	$5,646	$8,305

Initial Franchise Fees Revenue

Basic Services  A certain level of basic services is initially provided to all franchisees, whether they acquire an existing business and convert it into a Brooke franchise, start up a new Brooke franchise location or acquire a company developed franchise location. These basic services include services usually provided by other franchisors, including a business model, a license to use registered trademarks, access to suppliers and a license for an Internet-based information system. The amount of the initial franchise fees typically paid for basic services is currently $165,000

Revenues from initial franchise fees for basic services are recognized as soon as Brooke Capital delivers the basic services to the new franchisee, such as access to Brooke Capital’s information and access to the Brooke Capital’s brand name. Upon completion of this commitment, Brooke Capital has no continuing obligation to the franchisee with regards to basic services.

A total of 234 and 227 new franchise locations were added during the years ended December 31, 2007 and 2006, respectively. The rate of new franchise location growth has slowed primarily as the result of Brooke

Capital’s “New Era” initiative beginning in the fourth quarter of 2007 to emphasize quality of franchisees over quantity of franchisees.

The following table summarizes information relating to initial franchise fees for basic services.

Summary of Initial Franchise Fees For Basic Services
and the Corresponding Number of Locations
(in thousands, except number of locations)

	Start Up Related		Conversion Related		Company Developed		Total Initial
	Initial Franchise Fees		Initial Franchise Fees		Initial Franchise Fees		Franchise Fees
	for Basic Services		for Basic Services		for Basic Services		for Basic Services
	(Locations)		(Locations)		(Locations)		(Locations)

Year Ended December 31, 2007	$15,510	94	$14,355	126	$2,640	14	$32,505	234
Year Ended December 31, 2006	23,820	168	7,215	55	735	4	31,770	227
Year Ended December 31, 2005	12,375	108	7,000	102	0	0	19,375	210

Buyers Assistance Plan Services  Buyer assistance plans provide assistance to franchisees for the initial acquisition and conversion of businesses. These services include, for example, compilation of an inspection report. The amount of the fee charged franchisees for these services typically varies based on the level of assistance, which in turn is largely determined by the size of the acquisition. We therefore typically base our fees for buyer assistance plans on the estimated revenues of the acquired business. All initial franchise fees (for both basic services and for buyer assistance plans) are paid to Brooke Capital when an acquisition closes. A significant part of Brooke Capital’s commission growth has come from such acquisitions of existing businesses that are subsequently converted into Brooke franchises.

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

Buyer assistance plan services are not applicable to the purchase by franchisees of company-developed or already-franchised businesses. In addition, buyer assistance plan services are not typically provided to franchisees selling to other franchisees and are not provided to franchisees purchasing businesses that were purchased by Brooke Capital in the preceding 24 months. Businesses that were converted into Brooke franchises and received buyer assistance plan services totaled 3, 16 and 87 of new franchise locations in 2007, 2006 and 2005, respectively.

Seller and Borrower-Related Revenues  Seller and borrower-related revenues typically are generated when an insurance agency is acquired by Brooke Capital for sale to a franchisee or when Brooke Capital assists an insurance business in securing a loan. Seller and borrower-related revenues include consulting fees paid directly by sellers and borrowers, gains on sale of businesses from deferred payments, gains on sale of businesses relating to company-owned stores, and gains on sale of businesses relating to inventory. All seller and borrower-related revenues are considered part of normal business operations and are classified on our income statement as operating revenue. Seller and borrower-related revenues increased $5,502,000, or 79%, to $12,489,000, in 2007 and decreased $1,020,000, or 15%, to $6,987,000, in 2006. The significant increase in seller and borrower-related revenues from 2006 to 2007 is primarily attributable to an increase in borrower consulting fees generated.

Consulting fees.  Brooke Capital helps sellers prepare their insurance agency businesses for sale by developing business profiles, tabulating revenues, sharing its document library and general sale preparation. Brooke Capital also generates revenues from consulting with insurance agency borrowers and assisting them in securing loans. The scope of consulting engagements is largely determined by the size of the business being sold or the loan being originated. Consulting fees are typically based on the transaction value, are contingent upon closing of the transaction, and are paid at closing. Brooke Capital completes its consulting obligation at closing and is not required to perform any additional tasks for sellers or borrowers. Therefore, with no continuing obligation on the part of Brooke Capital, consulting fees paid directly by sellers or borrowers are immediately recognized as income by Brooke Capital. The significant increase in consulting fees from 2006 to 2007 is primarily attributable to an increase in borrower consulting fees generated by the Brooke Capital Advisors subsidiary of Brooke Capital.

Gains on Sale of Businesses from Deferred Payments.  Our business includes the buying and selling of insurance agencies and occasionally holding them in inventory. When purchasing an agency, we typically defer a portion of the purchase price, at a low or zero interest rate, to encourage the seller to assist in the transition of the agency to one of our franchisees. We carry our liability to the seller at a discount to the nominal amount we owe, to reflect the below-market interest rate. When we sell an acquired business to a franchisee (typically on the same day it is acquired), we generally sell it for the full nominal price (i.e. before the discount) paid to the seller. When the sale price of the business exceeds the carrying value, the amount in excess of the carrying value is recognized as a gain. Gains on sale resulting primarily from discounted interest rates increased $119,000, or 9%, to $1,449,000 in 2007 and increased $145,000, or 12%, to $1,330,000 in 2006.

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

The calculation of the reduced carrying value, and the resulting gain on sale of businesses, is made by calculating the net present value of scheduled future payments to sellers at a current market interest rate. The following table provides information regarding the corresponding calculations:

Calculation of Seller Discounts Based On Reduced Carrying Values

	Beginning	Weighted	Weighted	Interest Rate Used		Reduced	Gain on Sale
	Principal	Average	Average	for Net Present	Full Nominal	Carrying	from Deferred
	Balance	Rate	Maturity	Value	Purchase Price	Value	Payments
	(in thousands, except percentages and number of days)

2007	$16,345	9.75%	330 days	9.75%	$42,604	$41,155	$1,449
2006	8,047	9.41%	691 days	9.00-9.75%	23,625	22,295	1,330
2005	10,397	7.72%	651 days	6.75-8.75%	25,746	24,561	1,185

Gains on Sale of Businesses — Company-owned Stores.  If we expect to own and operate businesses for more than one year, we consider these businesses to be company-owned stores and treat such transactions under purchase accounting principles, including booking intangible assets and recognizing the related amortization expense. By contrast, businesses purchased for resale to our franchisees (usually within one year) are carried at cost as business inventory, without the booking of intangible assets. There were no gains on sale resulting from the sale of company-owned stores in 2007 or 2006.

Gains on Sale of Businesses — Inventoried Stores.  As noted above, acquired businesses are typically sold on the same day as acquired for the same nominal price paid to the seller. However, this is not always the case and businesses are occasionally held in inventory. As such, gains and losses are recorded when an inventoried business is ultimately sold and carrying values of inventoried businesses are adjusted to estimated market value when market value is less than cost. Gains on sale resulting from the sale of inventoried stores decreased $1,121,000, or 65%, to $608,000 in 2007 from $1,729,000 in 2006 and decreased $109,000, or 6%, to $1,729,000 in 2006 from $1,838,000 in 2005.

Franchise Collateral Preservation (CPA) Expenses  CPA activities are separated into two general categories. The first category of CPA activities consists primarily of support services provided by our Phillipsburg, Kansas campus personnel for all franchisees pursuant to a franchise agreement and the corresponding recurring expenses are paid from recurring franchise fees collected from franchisees (see above). The second category of CPA activities consists primarily of the extra monitoring and consulting with borrowers provided by national and regional personnel pursuant to collateral preservation agreements with lenders.

Contrary to prior years, beginning in 2008, we will invoice the lender for rehabilitation and management expenses as provided in the CPA agreement. If, as a result, the lender chooses to reduce the level of collateral preservation assistance provided, there will likely be less emphasis on rehabilitating poorly performing franchisees and more emphasis on moving poorly performing franchises out of the franchise system. CPA expenses include national/regional personnel expense, marketing allowance expenses and company stores expenses. CPA expenses, totaled $15,634,000 and $10,471,000, respectively, in 2007 and 2006.

Franchise Recruitment Expenses  Recruitment of new franchisees and borrowers is essential to the continued growth of insurance commissions and loan originations. Recruitment also plays a critical role in assisting lenders in the preservation of collateral after a loan is in default, in that businesses on which the lender has foreclosed or exercised its private right of sale can be sold to new franchisees who may be more capable or more willing to successfully operate an insurance agency. Recruitment expenses totaled $3,278,000 and $2,834,000, respectively, in 2007 and 2006.

Income Before Income Taxes  Income before income taxes increased $1,441,000, or 34%, to $2,771,000 in 2007 from $4,212,000 in 2006. Income before income taxes decreased $3,384,000, or 45%, to $4,212,000 in 2006 from $7,596,000 in 2005. The increase in income in 2007 primarily resulted from an increase in consulting fees, especially borrower consulting fees. Income in 2007 was adversely impacted from an increase in collateral preservation expenses incurred to assist lenders with borrower rehabilitation and monitoring.

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

This discussion of company-owned stores is separated into five store types: (1) inventoried stores; (2) franchisor-developed stores; (3) managed stores; (4) pending stores; and (5) franchisee-developed stores.

Company-owned stores identified as inventoried, franchisor-developed or auto insurance stores are generally related to recruitment of new franchisees or the expansion of locations that is essential to the continued growth of insurance commissions and premiums. Inventoried stores include businesses purchased for resale to franchisees. Franchisor-developed stores include business locations developed by us that have not been previously owned by a franchisee. Because the store has been developed by us instead of purchased from third parties, all income and expenses associated with development and operation of the store are recorded as income and expenses, but a corresponding asset is not recorded on the balance sheet. Company-owned stores identified as managed, pending or franchisee-developed stores are generally related to assisting lenders in the preservation of collateral. Managed stores are subject to agreements between franchisees and us for management of the stores for purposes of lender collateral preservation, as the result of the disability or death of the franchisee or under other circumstances. Pending stores include businesses that franchisees have contracted to sell, but the transactions have not yet closed, and we are managing the store to reduce the likelihood of asset deterioration prior to closing. Managed and pending stores are not recorded as an asset on our balance sheet. However, because we are entitled by agreement to the income and are responsible for the expenses of the business (excluding owner’s compensation) until the agreement terminates or ownership is transferred, income and expenses of managed and pending stores are recorded to our income statement and are therefore included in our discussion of company-owned stores. Franchisee-developed stores include franchise businesses for which franchisees have paid part or all of the expenses associated with location development during the business start up period, but for which the franchisee did not complete the development process for various reasons including unwillingness to make the personal sacrifices required when starting a business.

Inventoried Stores  The number of total businesses purchased into inventory in 2007, 2006 and 2005 was 19, 33 and 69, respectively. At December 31, 2007, 2006 and 2005, respectively, we held 6, 3 and 4 businesses in inventory with respective total balances, at the lower of cost or market, of $9,413,000, $2,333,000 and $5,058,000. Write down expense on inventoried stores, resulting from a decrease in the market values of inventoried businesses, for the years ended December 31, 2007, 2006 and 2005 totaled $300,000, $975,000 and $0, respectively. Revenues from the operation of inventoried stores for 2007 and 2006 totaled $1,636,000 and $941,000, respectively. Expenses incurred in the operation of inventoried stores for 2007 and 2006 totaled $1,677,000 and $499,000, respectively.

The number of businesses twice-purchased into inventory within twenty-four months is an important indicator of our success in recruiting qualified buyers. There were 1, 0 and 1 businesses twice-purchased during 2007, 2006 and 2005, respectively. Some franchisees have experienced an adverse affect on profitability and cash flow from increased loan interest rates on agency acquisition loans and lower commissions resulting from the effect of decreased premium rates. Otherwise, we are not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of businesses from our inventory.

Managed Stores  At December 31, 2007 and 2006, the total number of businesses managed under contract, but not owned, by us were 21 and 13, respectively. Revenues from the operation of managed stores for the years ended December 31, 2007 and 2006 totaled $6,256,000 and $4,261,000, respectively. Operating expenses incurred by managed stores for the years ended December 31, 2007 and 2006 totaled $4,795,000 and $3,301,000, respectively. Additionally, owner’s compensation expenses incurred by managed stores for the years ended December 31, 2007 and 2006 totaled $3,408,000 and $1,665,000, respectively.

Pending Stores  At December 31, 2007 and 2006, the total number of businesses under contract for sale and managed by us pending closing of a sale was 17 and 11, respectively. Revenues from the operation of pending stores for the years ended December 31, 2007 and 2006 totaled $160,000 and $934,000, respectively. Operating expenses incurred by pending stores for the years ended December 31, 2007 and 2006 totaled $263,000 and $344,000, respectively. Additionally, owner’s compensation expenses incurred by pending stores for the years ended December 31, 2007 and 2006 totaled $312,000 and $494,000, respectively.

Franchisor-Developed Stores  At December 31, 2007 and 2006, the total number of businesses owned and under development by us was 10 and 14, respectively. Revenues from developed stores for the years ended December 31, 2007 and 2006 totaled $23,000 and $16,000, respectively. Operating expenses incurred by developed stores for the years ended December 31, 2007 and 2006 totaled $390,000 and $190,000, respectively.

Franchisee-Developed Stores  At December 31, 2007 and 2006, the total number of start up business locations for which the development process was interrupted was 119 and 0, respectively. Revenues from franchisee-developed stores for the years ended December 31, 2007 and 2006 totaled $471,000 and $0, respectively. Operating expenses incurred by franchisee-developed stores for the years ended December 31, 2007 and 2006 totaled $716,000 and $0, respectively. Additionally, owners’ compensation expense incurred by franchisee-developed stores for the years ended December 31, 2007 and 2006 totaled $495,000 and $0, respectively.

We have improved our process for recruiting and identifying insurance agents whom we believe have the personal attributes required to be successful at starting an insurance agency business, and the length of the start up period is now about 8 months. The start up period is the length of time typically allowed for franchisees to demonstrate their ability to generate sufficient commission revenues to qualify for an insurance agency business loan based on historical revenues. As a result of reducing the length of the start up period, the number of franchisees for which start up periods are expiring in any given month has approximately doubled. For example, start up periods expire in the same month for franchisees that began an 18 month start up period in April 2006 and for franchisees that began an 8 month start up period in February 2007. It is our experience that start up success rates, (the percentage of franchisees that generate sufficient commission revenues during the start up period to qualify for an insurance agency business loan based on historical revenues) is approximately 60%. Correspondingly, about 40% of all start up franchisees do not have the personal attributes required for success, but have developed a business location which meets our demographic criteria and a location for which investments in advertising, signage and other marketing activities have been made by the franchisee and us. As such, these franchisee-developed locations typically represent good opportunities for other start up franchisees. The number of franchisee-developed stores has increased temporarily because more start up periods are expiring during any given month as the result of decreasing the length of the start up period.

Franchise Relocations  Sophisticated software has been purchased to assist us in the on-going analysis of demographic data and location performance in order to improve its site selection process. When location facilities are determined to be unsuitable based on neighborhood demographic or local office characteristics (as opposed to when individual franchisees are unsuitable based on personal attributes), then facilities are closed and relocated to more suitable locations. At December 31, 2007, we have scheduled 31 facilities to close and relocate.

Same Store Sales  Revenue generation, primarily commissions from insurance sales, is an important factor in franchise financial performance and revenue generation is carefully analyzed by Brooke Capital. Twenty-four months after initial conversion of an acquired business, Brooke Capital considers a franchise “seasoned” and the comparison of current to prior year revenues a more reliable indicator of franchise performance. Combined same store sales of seasoned converted franchises and start up franchises for years ended December 31, 2007 and 2006 decreased 2% and 2%, respectively. The median annual revenue growth rates of seasoned converted franchises and qualifying start up franchises for the years ended December 31, 2007 and 2006 were 7% and -1%. All same store calculations exclude profit sharing commissions. Same store calculations are based entirely on commissions allocated by Brooke Capital to franchisees’ monthly statements. Brooke Capital is unable to determine the impact, if any, on same store calculations resulting from commissions that franchisees receive but do not process through Brooke Capital as required by their franchise agreement.

Same store sales performance has been adversely affected by the “soft” property and casualty insurance market, which is characterized by a flattening or decreasing of premiums by insurance companies. Our franchisees predominately sell personal lines insurance with more than 50% of our total commissions resulting from the sale of auto insurance policies and Brooke Capital believes that the insurance market has been particularly soft with regards to premiums on personal lines insurance policies.

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

Statement Balances  Brooke Capital assists franchisees with short-term cash flow assistance by advancing commissions and granting temporary extensions of due dates for franchise statement balances owed by franchisees to Brooke Capital. Franchisees sometimes require short-term cash flow assistance because of cyclical fluctuations in commission receipts. Short-term cash flow assistance is also required when franchisees are required to pay Brooke Capital for insurance premiums due to insurance companies prior to receipt of the corresponding premiums from policyholders. The difference in these amounts has been identified as the “uncollected accounts balance” and this balance is calculated by identifying all charges to franchise statements for net premiums due insurance companies for which a corresponding deposit from policyholders into a premium trust account has not been recorded. Despite commission fluctuations and uncollected accounts balances, after initial conversion into its franchise system, Brooke Capital expects franchisees’ to regularly pay their statement balances. As such, Brooke Capital categorizes as “watch” those statement balances that have not been repaid in full at least once in the previous four months. The increase in watch statement balances is partially attributable to financial stress resulting from less commission revenues from reduction of premium rates by insurance companies and increased expenses from higher interest rates.

The following table summarizes total statement balances, uncollected account balances and watch statement balances as of December, 2007 and December, 2006 (in thousands).

	As of	As of
	December 31, 2007	December 31, 2006

Total Statement Balances	$9,662	$6,214
Uncollected Accounts* (Included in Above Total Statement Balances)	$3,688	$3,778

Watch Statement Balances (Included in Above Total Statement Balances)	$9,077	$5,476
Watch Statement Uncollected Accounts**	$1,657	$1,804

*	These amounts are limited to uncollected balances for franchisees with unpaid statement balances as of December 2007 and 2006.

**	These amounts are limited to uncollected balances for franchisees with watch statement balances as of December 2007 and 2006.

Non-statement Balances  Separate from short-term statement balances, Brooke Capital also extends credit to franchisees for long-term producer development, including hiring and training new franchise employees, and for other reasons not related to monthly fluctuations of revenues. These longer term non-statement balances are not reflected in the short-term statement balances referenced above and totaled $9,798,000 and $9,115,000, respectively, as of December 2007 and 2006. During the years ended December 2007 and 2006, non-statement balances increased at a faster rate than commissions primarily as a result of the increasing use of our producer development program by an increasing number of start up and company developed franchises.

Brooke Capital’s experience indicates that producer failure is usually identified within three months of initiating a producer development program and producer failure significantly increases the likelihood of credit losses. Therefore, Brooke Capital categorizes as “watch” balances all balances for producers who are in the first three months of development. Watch non-statement balances totaled $0 and $10,000 as of December 2007 and 2006, respectively. The decrease in watch non-statement balances is attributable to the financing of more producer development expenses through lenders.

Reserve for Doubtful Accounts  As part of the agreement to merge Brooke Franchise into Brooke Capital, we have agreed to guaranty the repayment of franchise balances outstanding as of June 30, 2007, and Brooke Capital has accordingly reduced its reserve for doubtful accounts to $1,114,000 on December 31, 2007 from $1,466,000 on December 31, 2006. Franchise balances outstanding as of December 31, 2007 totaled $19,460,000.

The following table summarizes the Allowance for Doubtful Accounts activity for December 31, 2007, 2006, and 2005 (in thousands). Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

	Balance at		Write off	Write off	Balance at
	beginning	Charges to	statement	non-statement	end of
	of year	Expenses	balances	balances	year

Allowance for Doubtful Accounts
Year ended December 31, 2005	$575	$2,974	$1,336	$1,497	$716
Year ended December 31, 2006	716	4,313	3,026	537	1,466
Year ended December 31, 2007	$1,466	$4,276	$961	$3,667	$1,114

Lending Services Segment

Lending interest rates are typically set by Aleritas, although competitive forces are important limiting factors when establishing rates. Aleritas funds its loan portfolio primarily through the sale of loan participation interests to other lenders, the sale of loans to qualified special-purpose entities in which the entities secure off-balance-sheet financing through the issuance of asset-backed securities or bank debt and on-balance-sheet funding from cash and short-term lines of credit.

The following discussions regarding loan balances, number of loans, number of obligors, interest rates and seasoning periods exclude related party loans made to Brooke Corporation and sister companies. As of December 31, 2007, loan balances in which Aleritas has retained interest and/or servicing rights, totaled approximately $678,246,000 compared to $483,278,000 as of December 31, 2006, a 40% increase. Of the loan balances as of December 31, 2007, $136,298,000 were on-balance sheet and $541,948,000 were off-balance sheet, compared to $164,153,000 on-balance sheet and $319,125,000 off-balance sheet as of December 31, 2006. On-balance sheet loans consist of (1) those loans held in inventory on the balance sheet, (2) those loans sold to participating lenders that do not qualify as true sales pursuant to the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), and (3) those loans sold to Aleritas’ warehouse entities that are bankruptcy-remote special purpose entities. Off-balance sheet loans consist of (1) those loans sold to participating lenders that qualify as true sales pursuant to the criteria established by SFAS 140, (2) those loans sold to qualifying special purpose securitization entities that qualify for a true sale pursuant to the criteria established by SFAS 140, and (3) those loans sold, on a revolving basis, to a $150 million warehouse facility which qualify for true sale treatment under SFAS 140.

As of December 31, 2007, loan balances were comprised of approximately 348,119,000, or 51%, in loans made to retail insurance agencies that are franchisees of Brooke Capital Corporation, approximately $85,638,000, or 13%, in loans made to retail insurance agencies that are not franchisees of Brooke Capital Corporation, approximately $162,005,000 or 24% in loans made to managing general agencies, approximately $76,658,000 or 11% in loans made to independent funeral homes and $5,826,000, or 1%, in miscellaneous loans. As of December 31, 2006, loan balances were comprised of approximately $278,971,000, or 58% in loans made to retail insurance agencies that are franchisees of Brooke Capital Corporation, approximately $54,031,000, or 11%, in loans made to retail insurance agencies that are not franchisees of Brooke Capital Corporation, approximately $89,433,000, or 18%, in loans made to managing general agencies, approximately $56,016,000 or 12% in loans made to independent funeral homes and $4,827,000, or 1%, in miscellaneous loans.

As of December 31, 2007, loan balances were comprised of 1,313 loans with 843 obligors, resulting in an average balance per loan of approximately $517,000 and an average balance per obligor of approximately $805,000. As of December 31, 2006, loan balances were comprised of 1,156 loans with 750 obligors, resulting in an average balance per loan of $418,000 and average balance per obligor of $644,000.

A majority of Aleritas’ loans are variable rate loans and are based on the New York Prime rate (“Prime”) as published in the Wall Street Journal. However, Aleritas has fixed rates on approximately 1% of its portfolio. Typically the interest rate adjusts daily based on Prime; however, approximately 4% of Aleritas’ portfolio as of December 31, 2007 adjusts annually based on Prime and an immaterial amount of its loans adjust monthly based on Prime. As of December 31, 2007, Aleritas’ variable loan portfolio had a weighted average index rate of approximately 3.78% above Prime, compared to approximately 3.79% above Prime as of December 31, 2006.

As of December 31, 2007 and 2006, the weighted average seasoning period of the loans in Aleritas’ portfolio was 16 months and 14 months, respectively. As of December 31, 2007, the weighted average months to maturity or remaining term was 125 months, compared to 131 months as of December 31, 2006.

Aleritas mitigates credit risk by retaining industry consultants and franchisors (“Collateral Preservation Providers”) to provide certain collateral preservation services, including assistance in the upfront analysis of a credit application, assistance with due diligence activities, assisting in ongoing surveillance of a borrower’s business and providing certain loss mitigation activities associated with distressed loans. Loss mitigation activities typically include marketing support, operational support, management services and liquidation services. For these collateral preservation services, Aleritas shares a portion of the loan fee and interest income received on loan balances over the life of the loans.

As loan balances increased during 2006 and 2007, Aleritas correspondingly increased the number of Collateral Preservation Providers that it utilizes to help mitigate credit exposure and maintain credit quality. During the year ended December 31, 2007, Aleritas paid $5,750,000 in collateral preservation fees to Collateral Preservation Providers, including Brooke Capital, Brooke Brokerage’s subsidiary, CJD & Associates, L.L.C., Brooke Capital Advisors, Inc. (formerly First Life Brokerage, Inc.), all affiliates, and Marsh Berry & Company, a non-affiliate, compared to $4,263,000 paid for the year ended December 31, 2006. As of December 31, 2007, Collateral Preservation Providers in which Aleritas has contracted to purchase collateral preservation services included Brooke Capital, Brooke Brokerage Corporation’s subsidiary, CJD & Associates, LLC, and First Life Brokerage, Inc. (Brooke Capital Advisors, Inc. as of February 2007), all affiliates, and Marsh Berry & Company and Johnson Consulting Group, non-affiliates. In some cases, these affiliates may contract with unaffiliated third parties to assist them in providing collateral preservation services.

In recent years, Aleritas’ results of operations have been significantly impacted by the growth of its portfolio, the expansion of its loan funding sources, the development of a securitization model and the expansion of its lending programs. The following table shows income and expenses (in thousands, except percentages) for the years ended December 31, 2007, 2006 and 2005, and the percentage change from period to period.

		2007		2006
	Year Ended	% Increase	Year Ended	% Increase	Year Ended
	December 31,	(decrease)	December 31,	(decrease)	December 31,
	2007	over 2006	2006	over 2005	2005

Operating revenues
Interest income	$56,223	33%	$42,203	83%	$23,093
Participating interest expense	(32,362)	37	(23,581)	90	(12,432)
Gain on sale of notes receivable	13,674	157	5,320	(13)	6,110
Impairment loss	(5,517)	1,577	(329)	100	—
Other income	901	63	553	75	316

Total operating revenues	32,919	36	24,166	41	17,087
Operating expenses
Other operating interest expense	2,919	(7)	3,125	63	1,920
Payroll expense	4,991	213	1,596	8	1,483
Amortization	1,466	67	876	(22)	1,120
Other operating expenses	6,629	96	3,385	135	1,440

Total operating expenses	16,005	78	8,982	51	5,963
Income from operations	16,914	11	15,184	36	11,124
Interest expense	6,677	70	3,919	204	1,288

Income before income taxes	10,237	(9)	11,265	15	9,836
Total assets (at period end)	$264,943	4%	$254,228	163%	$76,629

Interest Income Aleritas typically sells most of the loans it originates to funding institutions as loan participations and to accredited investors as asset-backed securities. Prior to either type of sale transaction, Aleritas typically holds these loans on its balance sheet and earns interest income during that time. After the loans are sold, Aleritas continues to earn interest income from the retained interests in these off-balance sheet loans. Interest income increased primarily as a result of growth in Aleritas’ on and off-balance sheet loan balances in 2007 and 2006.

Provision for Credit Losses A loan loss reserve of $1,655,000 was established during 2007. This reserve, intended to provide for losses inherent in loans held on the balance sheet, was established because Aleritas now retains loans on its balance sheet for up to twelve months, longer than the six to nine months it has historically held loans. Also, as the portfolio seasons, Aleritas is experiencing increased delinquencies. At December 31, 2007, approximately $13,301,000 in loan balances held on its balance sheet were more than 60 days delinquent as compared to $1,931,000 in loan balances more than 60 days delinquent at December 31, 2006

Participating Interest Expense A portion of the interest income that Aleritas receives on its loans is paid out to the holders of the participation interests and asset-backed securities. Payments to these holders are accounted for as participating interest expense, which is netted against interest income in the consolidated statements of operations. Participating interest expense increased primarily as a result of the increase in participation interests and asset-backed securities that were sold. Participation interest expense represented approximately 58%, 56% and 54%, respectively, of Aleritas’ interest income for the year ended December 31, 2007, 2006 and 2005.

Gain on Sales of Notes Receivable When the sale of a loan is classified as a true sale pursuant to the criteria established by SFAS 140, gains or losses are recognized, loans are removed from the balance sheet and residual assets are recorded. Aleritas estimates the value of the residual assets by estimating the present value of the expected future cash flows from the interest and servicing spread, reduced by its estimate of credit losses and note receivable prepayments. The interest and servicing spread is the difference between the rate Aleritas pays to participating lenders and investors and the rate received from its borrowers. Over time, as Aleritas receives cash from the payment of interest and servicing income, it reduces the value of the residual asset by writing down the interest asset and amortizing the servicing assets. Revenues from gain on sales of notes receivable increased in 2007 as compared to 2006 primarily because more notes receivable off-balance sheet were sold during 2007. This largely resulted from the sale of loans in connection with the off-balance sheet facility provided by Fifth Third Bank during March 2007. Revenues from gain on sales of notes receivable declined slightly in 2006 as compared to 2005 primarily because more loans were sold to qualifying special-purpose entities in 2005 than 2006, and these entities issued asset-backed securities.

Aleritas estimates the value of interest-only strip receivables, servicing assets and interest-only strip receivables portion of securities balances by calculating the present value of the expected future cash flows from the interest and servicing spread, reduced by an estimate of credit losses and note receivable prepayments. The interest and servicing spread is the difference between the rate on the loans sold and the rate paid to participating lenders or the rate paid to investors and lenders to qualifying special-purpose entities. Over time, as cash is received from the payment of interest and servicing income, the value of the residual asset is reduced by writing down the interest asset and amortizing the servicing assets. When the sale of a loan is not classified as a true sale pursuant to the criteria established by SFAS 140, the sale is classified as a secured borrowing, no gain on sale is recognized, and the note receivable and the corresponding payable under participation agreement remain on the balance sheet.

In a true sale, there are three components of the gain on sale of notes receivable: the gain associated with the over collateralization benefit, the gain associated with the ongoing servicing responsibilities, and the gain associated with the interest income received. The gain on sale of notes receivable and its three components are detailed below.

	Years Ended December 31,
	2007	2006	2005

Net gain from securitizations	$8,570	$2,028	$7,166
Net gain from true sale loan participations:
Interest-only strip receivable benefit	2,965	2,784	(457)
Net gain from loan servicing	2,844	2,607	726

Subtotal	14,379	7,419	7,435
Gains (losses) from related party loan sales	31	(10)	24

Gain on sale of notes receivable	14,410	7,409	7,459
Less: Securitization fee expense	(736)	(2,089)	(1,349)

Gain on sale of notes receivable, net	$13,674	$5,320	$6,110

The first component of the gain on sale of notes receivable is the gain on sale recorded associated with the over collateralization benefit based on a present value calculation of future expected cash flows from the retained portion of loans sold, net of prepayment and credit loss assumptions. Fluctuations in these gains, year-to-year, reflected the changing volume of loans sold to qualifying special-purpose entities. In addition, the spread for loans sold to qualifying special-purpose entities increased from 3.56% in 2006 to 4.72% in 2007.

The second component of the gain on sale of notes receivable is the gain on sale recorded associated with the interest-only strip receivable benefit based on a present value calculation of future expected cash flows of the interest spread on the underlying participation loans sold, net of prepayment and credit loss assumptions. The spread associated with loan participations increased from 2.24% in 2006 to 2.46% in 2007 since a greater proportion of loans sold as participations in 2007 were managing general agency and retail agency non-franchise loans. These loan types have a wider spread than retail agency franchise loans. The spread percentages above exclude the spread associated with related party loans sold. The increase in net gains from interest benefits during 2007 and 2006 was primarily the result of increased loans sold off-balance sheet in both years.

The third component of the gain on sale of notes receivable is the gain associated with the ongoing servicing responsibilities. When the sale of a loan participation is accounted for as a true sale, servicing responsibilities are retained for which Aleritas typically receives annual servicing fees ranging from 0.25% to 1.375% of the outstanding balance. A gain or loss is recognized immediately upon the sale of a loan participation based on whether the annual servicing fees are greater or less than the cost of servicing, which is estimated at 0.25% of the outstanding loan balance. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of servicing expenses and prepayment assumptions. The increase in net gains from loan servicing benefits for both 2007 and 2006 was primarily the result of more loans sold as true sale loan participations as a result of the growth of the loan portfolio. Additionally, the loan servicing fee was increased by 0.125% at the beginning of 2006.

When Aleritas sells loans to participating lenders that qualify as true sales under SFAS 140, a gain on sale is recognized when the note receivables are sold. When Aleritas sells notes receivable to participating lenders, it typically retains interest and servicing rights. The component of the gain on sale of notes receivable to participating lenders is the gain on sale Aleritas records associated with the interest-only strip receivable and servicing assets, net of direct expenses, as described below. Unlike loans sold to qualifying special-purpose entities, Aleritas is the primary servicer of loans sold to participating lenders and as such servicing assets and liabilities are recorded.

When Aleritas sells loans to qualifying special-purpose entities that qualify as true sales under SFAS 140, a gain on sale is recognized when the note receivables are sold. When Aleritas sells note receivables to qualifying special-purpose entities, it typically retains interest rights. The component of the gain on sale of notes receivable to qualifying special-purpose entities is the gain on sale recorded associated with the interest-only strip receivable and retained interest benefit, net of direct expenses. Unlike participation sales, in loans sold to qualifying special-purpose entities an unaffiliated third-party is the servicer and Aleritas is a secondary or sub-servicer. As such, no servicing asset or liability is recorded.

When Aleritas sells its loans to special-purpose entities in connection with securitizations, the net proceeds have historically approximated 75% to 85% of the loan balances sold to the special-purpose entity. Unlike participation sales, in securitizations an unaffiliated third-party is the servicer and Aleritas is a secondary or sub-servicer. No servicing asset or liability is recorded. The remaining amount is the retained interest (the over collateralization that is provided to enhance the credit of the asset-backed securities) or the interest-only strip receivable. The initial amount of this retained interest has historically ranged from approximately 15% to 25%, with the calculation varying depending on such factors as the type of loans being securitized (e.g. retail insurance agency — franchise, retail insurance agency — non franchise, funeral home), the relative size of principal balances of individual loans, state concentrations, borrower concentrations and portfolio seasoning. For example, in Aleritas’ securitization that closed in July of 2006, loans with balances totaling $65,433,000 were sold to a qualifying special-purpose entity. Net proceeds of $52,346,000 were received by Aleritas (see footnote 2 to our consolidated financial statements for the net proceeds associated with Aleritas’ other securitizations). With respect to loans sold as participations, the net proceeds received are generally 100% of the principal balance of the loans sold. In the event that Aleritas chooses to sell less than an entire loan to a participating lender, the net proceeds are generally 100% of the principal balance associated with the portion of the loan sold. Although when loans are sold pursuant to a true sale they are removed from the balance sheet, the fair value of the interest only strip receivable retained, the fair value of the difference between loans sold and securities issued to an investor (in the case of a securitization) and the fair value of cash reserves are recorded as the cash value of the reserve account.

Gains (losses) from servicing and interest benefits are typically non-cash gains (losses), as Aleritas receives cash equal to the carrying value of the loans sold. A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities. Gain-on-sale accounting requires Aleritas to make assumptions regarding prepayment speeds and credit losses for participated loans and asset-backed securities. The performances of these loans are monitored, and adjustments to these assumptions will be made if necessary. Underlying assumptions used in the initial determination of future cash flows on the participation loans and asset-backed securities accounted for as sales include the following:

Business Loans
(Fixed & Adjustable-Rate Stratum)

Prepayment speed*	12.00%
Weighted average life (months)	138
Expected credit losses*	0.50%
Discount Rate*	11.00%

*	Annual rates

During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%. Several factors were considered when determining the discount rate. As a starting point for analyzing this assumption, a range of the risk-free rate was used to determine a base discount rate. This base discount rate was then adjusted for various risk characteristics associated with the sold loans.

During the fourth quarter of 2007, the prepayment speed assumption was changed from 10.00% to 12.00%.

The most significant impact from the sale of loan participations and asset-backed securities has been the removal of loans from Aleritas’ balance sheet that it continues to service. As of December 31, 2007 and December 31, 2006, the balances of those off-balance sheet assets totaled $541,948,000, or 80% of its portfolio, and $319,125,000, or 66% of its portfolio, respectively. These amounts exclude sales of related party loans of $14,572,000 as of December 31, 2007 and $5,858,000 as of December 31, 2006. The increased level of off-balance sheet assets is primarily the result of a larger loan portfolio and the continued sale of loan participations and the sale of loans to qualifying special-purpose entities including the Fifth Third Bank facility established in March 2007.

Loan Servicing Assets and Liabilities  When Aleritas recognizes non-cash gains for the servicing benefits of loan participation sales, it books that amount as a loan servicing asset on its balance sheet. This amount is equal to Aleritas’ estimate of the present value of future cash flows resulting from the servicing spread. Aleritas recognizes such assets only when the income allocated to its servicing responsibilities exceeds its cost of servicing, which Aleritas typically estimates at 0.25% of the loan value being serviced. Components of the servicing asset as of December 31, 2007 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$11,361
Less:
Servicing Expense	(2,035)
Discount to present value	(3,301)

Carrying Value of Retained Servicing Interest in Loan Participations	$6,025

In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows was recorded as a servicing liability. Components of the servicing liability as of December 31, 2007 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$0
Less:
Servicing expense	51
Discount to present value	(35)

Carrying Value of Retained Servicing Liability in Loan Participations	$16

Loan Participations-Interest-Only Strip Receivable Asset To the extent that the difference between the rate paid by Aleritas to participating lenders and the rate received from its borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, Aleritas recognizes a non-cash asset, called an “Interest-only strip receivable asset,” on its balance sheet. This amount is equal to Aleritas’ estimate of the present value of expected future cash flows resulting from this interest spread, net of credit loss (to the extent loans are sold to participating lenders with recourse to the Company) and prepayment assumptions. Components of the interest receivable asset as of December 31, 2007 were as follows (in thousands):

Estimated cash flows from interest income	$10,801
Less:
Estimated credit losses	(0)
Discount to present value	(3,052)

Carrying Value of Retained Interest in Loan Participations	$7,749

Loans Sold to Qualifying Special-Purpose Entities — Interest-Only Strip Receivable Asset The terms of Aleritas’ securitizations and off-balance-sheet bank debt require the over-collateralization of the pool of loan assets that back the securities issued to investors and off-balance-sheet debt secured. Aleritas retains ownership of the over-collateralization interests in loans sold, which is included in its securities balances, and has historically borrowed money from commercial banks to fund this investment. The fair value of the over-collateralization interest in the loans sold to qualifying special-purpose entities that have issued asset-backed securities has been estimated at the par value of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in the loans sold to qualifying special-purpose entities that have secured bank debt, is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (12.00% annually) and discount rates (11.00%) commensurate with the risks involved. The fair value of the cash reserves has been estimated at the cash value of the reserve account.

Additionally, Aleritas recognizes a non-cash gain from subordinate interest spread in the loans sold, in which Aleritas recognizes an interest-only strip receivable included within its securities balances. The amount of gain or loss recorded on the sale of notes receivable to qualifying special-purpose entities depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the assets retained based on their relative fair value at the date of transfer. To initially obtain fair value of retained interest-only strip receivable resulting from the sale of notes receivable to qualifying special-purpose entities, quoted market prices are used, if available. However, quotes are generally not available for such retained residual assets. Therefore, Aleritas typically estimates fair value for these assets. The fair value of the interest-only strip receivables retained is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (12.00% annually) and discount rates (11.00%) commensurate with the risks involved.

Although Aleritas does not provide recourse on the transferred notes and is not obligated to repay amounts due to investors and creditors of the qualifying special-purpose entities, its retained interest assets are subject to loss, in part or in full, in the event credit losses exceed initial and ongoing management assumptions used in the fair market value calculation. Additionally, a partial loss of retained assets could occur in the event actual prepayments exceed management’s initial and ongoing assumptions used in the fair market calculation.

The carrying values of securities, resulting from loan sale activities to qualifying special-purpose entities were $87,763,000 and $50,320,000 at December 31, 2007, and December 31, 2006, respectively. As of December 31, 2007, these securities were comprised of $28,144,000 in interest-only strip receivables, $58,769,000 in retained over-collateralization interest in loans sold and $850,000 in cash reserves. As of December 31, 2006, these securities were comprised of $12,094,000 and interest-only strip receivables, $37,003,000 in retained over-collateralization interests in loans sold and $1,223,000 in cash reserves. Securities balances increased at December 31, 2007 as compared to December 31, 2006 primarily as a result of selling more loans off balance sheet with the close of the Fifth Third facility during the first quarter 2007. The securities are subject to credit and prepayment risks on the transferred financial assets.

Components of the interest receivable portion of securities as of December 31, 2007 were as follows (in thousands):

Estimated cash flows from interest income	$45,300
Less:
Estimated credit losses	(5,296)
Discount to present value	(11,860)

Carrying Value of Interest Receivable Portion of Securities	$28,144

Other Income The increase in other income during 2007 and 2006 was primarily attributable to increased prepayment income received on loans that prepaid prior to the scheduled maturity date.

Other Operating Interest Expense Operating interest expense decreased in 2007 primarily as a result of fewer loans being held on the balance sheet as compared to 2006. This reduction was primarily the result of using the off-balance sheet facility from Fifth Third Bank which closed in March 2007 and replaced the previous on-balance sheet facility with Fifth Third Bank. Aleritas retained more loans on its balance sheet in 2006 compared to 2005 due to increased utilization of lines of credit, thus other operating interest expense rose in 2006 compared to 2005.

Management anticipates that this interest expense will increase in the future because the off-balance sheet facility is nearing capacity and the on-balance sheet facility was renegotiated in 2007 to lower its interest rate, making it more economical to use.

Other Operating Expenses The increase in other operating expenses in 2007 and 2006 is partially attributable to an increase in fees paid to consultants for assistance in monitoring borrower performance, consulting with borrowers and otherwise assisting Aleritas in the preservation of collateral and improvement of borrower financial performance. Collateral preservation fees increased $2,015,000, or 85%, to $4,372,000 for the year ended December 31, 2007 from $2,357,000 for the year ended December 31, 2006. Additionally, other operating expenses increased due to a restricted stock grant expense of $2,174,000 for the year ended December 31, 2007.

Interest Expense Interest expense increased in 2007 and 2006 primarily as a result of increased bank debt and a private placement debt offering in the fourth quarter of 2006, which was incurred to fund the over-collateralization of the warehouse facilities and securitizations, to retire bank debt with less favorable repayment terms and to fund the loan portfolio growth.

Income Before Income Taxes Aleritas’ income before income taxes decreased for the year ended December 31, 2007 compared to 2006 primarily because of prepayment rates exceeding assumptions and an impairment loss was recorded.

Loan Quality For the year ended December 31, 2007 and 2006, $3,194,000 and $525,000, respectively, in credit losses occurred on loans in our portfolio. Of these credit losses, for the year ended December 31, 2007, $1,893,000 were associated with on-balance sheet loans, $1,347,000 associated with off-balance sheet loans which have been securitized and $0 associated with off-balance sheet loans which have been sold to participating lenders. As the loan tranche that Aleritas holds in the securitized loans is subordinate to the asset-backed security investors, it did realize a write-down of its securities balance as a result of the credit losses in the securitized loans. Of the credit losses realized by Aleritas as of December 31, 2007, other than the establishment of a reserve for credit losses of $1,655,000, 87% were associated with retail agency loans to franchisees of Brooke Capital, approximately 10% were associated with retail agency loans that are not franchisees of Brooke Capital, and the remainder were associated with loans to funeral homes. Credit losses incurred increased in 2007 compared to the prior years due to an increase in the size of the loan portfolio and greater seasoning of the loans in the portfolio. Additionally, Aleritas is beginning to experience the impact of Brooke Capital’s plan to reduce its expenses associated with rehabilitating poorly performing franchisees, resulting in credit losses on some of these agencies.

At December 31, 2007 and December 31, 2006, $22,542,000 and $2,291,000, respectively, loan balances were delinquent 60 days or more. Of these delinquent loans as of December 31, 2007, $13,301,000 were on-balance sheet loans, $7,343,000 were off-balance sheet loans which have been sold to participating lenders and $1,898,000 were of-balance sheet loans sold in securitizations. Of these delinquent loans as of December 31, 2007, 91% were associated with retail agency loans to franchisees of Brooke Capital and 9% were associated with independent funeral home owners. More specifically, as of December 31, $16,993,000 of delinquent loans were associated with loans made to start up franchisees (which typically carry a loan term of eight months) of Brooke Franchise as compared to $955,000 at December 31, 2006. These start up franchise loans mostly represent franchisees that did not meet the required commission threshold in order to quality for a longer amortizing franchise loan. The increase in delinquencies associated with these loans is primarily attributable to the significant increase in start up loans that reached loan maturity during the third quarter of 2007 as compared to prior periods. As a result of this significant increase in start up franchise loan delinquencies, Aleritas has restricted the funding of start up franchise loans associated with non peer-to-peer financing transactions until these delinquencies are significantly reduced or eliminated.

Aleritas believes one important factor which has resulted in favorable credit performance for the Company, its participating lenders and investors, results from the cash management feature imposed by Aleritas on its retail agency borrowers, which represents approximately 64% of on and off-balance sheet loans at December 31, 2007, excluding related party loans. Under this cash management feature, debt servicing associated with these loans are typically submitted directly to Aleritas from insurance companies or deducted from commissions received by Brooke Capital prior to payment of commissions to the borrower and most other creditors. Aleritas believes that credit problems associated with retail agency loans are more likely to be identified when it monitors borrower revenues on a monthly or quarterly basis rather than by monitoring Aleritas loan delinquencies.

Aleritas believes another important factor which has resulted in favorable credit performance for Aleritas, its participating lender and investors, is utilization of Collateral Preservation Providers to perform collateral preservation services. These services assist the lender in monitoring borrower performance, advising borrowers and otherwise assisting Aleritas in the preservation of collateral and improvement of borrower financial performance.

The level of credit losses and payment delinquencies increased during 2006 and 2007. Aleritas believes that this increase is primarily attributable to increased strain placed on its borrowers resulting from conditions in which Aleritas had little or no control, such as increasing interest rates and a softening premium insurance market. Many of its borrowers are primarily engaged in insurance agency and brokerage activities and derive revenues from commissions paid by insurance companies, which commissions are based in large part on the amount of premiums paid by their customers to such insurance companies. Premium rates are determined by insurers based on a fluctuating market. Historically, property and casualty insurance premiums have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, which generally have an adverse effect upon the amount of commissions earned by Aleritas’ insurance agency borrowers, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. The current insurance market generally may be characterized as “soft,” with a flattening or decreasing of premiums in most lines of insurance. Aleritas expects increased levels of payment delinquencies and credit loss for Aleritas, its participating lenders and investors as the full impact of these market conditions are felt by its borrowers.

As a result of the challenging insurance market and increasing interest rate environment of the last several years, Collateral Preservation Providers have provided increased levels of collateral preservation and loss mitigation support. If conditions persist, Collateral Preservation Providers may demand increased collateral preservation fees in exchange for providing additional collateral preservation support or rehabilitation services during these challenging market conditions, which could impact Aleritas’ level of collateral preservation expense in the future. Additionally, collateral preservation providers may be less inclined to provide rehabilitation support of a struggling borrower business and more inclined to liquidate collateral associated with struggling borrowers, which could impact payment delinquencies, defaults and credit losses. If the latter occurs, Aleritas expects increased levels of payment delinquencies and credit losses for Aleritas, and purchasers of its loans.

On loans sold to qualifying special purpose entities in which Aleritas retains over-collateralization interest in loans sold and the loan participations sold with recourse, the 0.50% credit loss assumption used to calculate retained interest reduced Aleritas’ expected retained interest associated with these loans by approximately $5,296,000 and $3,278,000 as of December 31, 2007 and 2006 to allow for credit losses, which also reduced the amount of gain on sale revenue recognized at the time of each loan sale and resulted in a reduction of the carrying value of the corresponding asset on Aleritas’ balance sheet.

On loans held on Aleritas’ balance sheet, a loan loss reserve of $1,655,000, which equates to approximately 1.2% of the $136.3 million in on-balance-sheet loans, was established during 2007. This reserve, intended to provide for losses inherent in loans held on the balance sheet, was established because Aleritas now retains loans on its balance sheet for up to twelve months, longer than the six to nine months it has historically held loans. Also, the Company experienced an increase in delinquencies of its loans held on balance sheet during 2007 as compared to prior periods.

Perhaps a greater risk to Aleritas is the indirect exposure to credit losses that may be incurred by participating lenders, loan pool investors and warehouse loan providers. In those cases in which Aleritas does not bear direct exposure to credit loss, if losses by participating lenders, loan pool investors and warehouse loan providers reach unacceptable levels, then Aleritas may not be able to sell or fund loans in the future. Aleritas’ business model requires access to funding sources to originate new loans, so the inability to sell loans would have a significant adverse effect on Aleritas.

Corporate

Financial information not allocated to a reportable segment and relating primarily to Brooke Corporation (parent only), The DB Group, Ltd. and DB Indemnity, Ltd. is as follows (in thousands, except percentages).

		2007		2006
	Year Ended	% Increase	Year Ended	% Increase	Year Ended
	December 31,	(decrease)	December 31,	(decrease)	December 31,
	2007	over 2006	2006	over 2005	2005

Operating Revenues
Insurance premiums earned	$1,173	36	$861	(9)	$945
Interest income	769	33	577	(41)	304
Other income	237	(82)	1,293	—	(3)

Total operating revenues	2,179	(20)	2,731	119	1,246
Operating Expenses
Payroll expense	2,612	(22)	3,339	(14)	3,865
Depreciation and amortization	726	(33)	1,081	50	723
Insurance loss and loss expense	1,076	76	610	—	(60)
Other operating interest expenses	—	—	—	(100)	202
Other operating expenses	6,495	—	(1,417)	17	(1,698)

Total operating expenses	10,909	202	3,613	19	3,032
Income from operations	(8,730)	(890)	(882)	51	(1,786)
Interest expense	2,724	141	1,132	(13)	1,307

Income before income taxes	$(11,454)	(469)%	$(2,014)	35	$(3,093)
Total assets (at period end)	$102,163	36%	$74,865	39	$53,984

Shared Services Fees An internal allocation of legal, accounting, human resources, information technology and facilities management expenses is made to each of the four reportable segments based on our estimate of usage. These shared services fees totaled $5,190,000, $8,400,000 and $7,020,000, respectively, in 2007, 2006 and 2005, and are recorded as a reduction of other operating expenses. As a result of Aleritas and Brooke Capital becoming separate public companies during 2007, shared services fees are expected to be significantly less in 2008.

Other Operating Expenses Other operating expenses increased significantly in 2007 as a result of a $3,210,000 reduction in shared services fees, which are recorded as a reduction of other operating expenses, and our guaranty of franchise receivables balances to Brooke Capital when Brooke Franchise merged into Brooke Capital in November 2007.

The DB Group, Ltd. The DB Group insures a portion of the professional insurance agents’ liability exposure of Brooke Capital, its affiliated companies and its franchisees and had a policy in force on December 31, 2007 that provided $5,000,000 of excess professional liability coverage. In 2007 and 2006, respectively, DB Group recorded total revenues of $292,000 and $327,000 and total operating expenses of $96,000 and $112,000, resulting in income before income taxes of $196,000 and $215,000. Prior to January 1, 2006, DB Group results were recorded and discussed in the brokerage segment. DB Group has not established reserves for claims.

DB Indemnity, Ltd. DB Indemnity issues financial guarantee policies to Aleritas and had policies in force on December 31, 2007 covering principal loan balances totaling $257,041,000. In 2007 and 2006, respectively, DB Indemnity recorded total revenues of $1,471,000 and $934,000 and total operating expenses of $1,148,000 and $672,000, resulting in income before income taxes of $323,000 and $262,000. For the year ended December 31, 2007 and 2006, respectively, DB Indemnity incurred $826,000 and $260,000 in claims or loss expense. Based on information received from Aleritas, DB Indemnity’s IBNR reserve for claims was $600,000 and $350,000, respectively, on December 31, 2007 and 2006. If premium rates are established at proper levels, then over a long-term period, DB Indemnity expects the amount of claims expense incurred to be approximately the same as the amount of premium revenue recorded.

Future claims are expected to increase because some borrowers are experiencing financial stress, partially from a reduction of commission revenues resulting from reduction of premium rates by insurance companies. Aleritas has relied on Brooke Capital to assist in collateral preservation and the rehabilitation of problem borrowers. As Aleritas and Brooke Capital become increasingly independent of Brooke Corporation and each other, claims may also increase in the future if Brooke Capital does not continue the same level of assistance.

DB Indemnity issues financial guaranty policies exclusively for the benefit of Aleritas. As a result of the Aleritas merger, our ownership interest in Aleritas was significantly reduced but our interest in DB Indemnity was not correspondingly reduced. As such, we have changed the underwriting and pricing of DB Indemnity financial guarantee policies so that the minority shareholders of Aleritas do not receive extra benefits at the expense of our shareholders. Prior to the Aleritas merger, Aleritas primarily controlled policy underwriting by authorizing the issuance of policies on loans that complied with its internal loan policy. Subsequent to the Aleritas merger, we have assumed primary responsibility for policy underwriting and we now individually underwrite each policy. We have also increased premiums to help ensure that premium revenues are sufficient to pay claims expense.

Liquidity and Capital Resources

Our cash and cash equivalents were $5,158,000, $21,203,000 and $12,321,000 as of December 31, 2007, 2006 and 2005, respectively. Our current ratios (current assets to current liabilities) were 1.53, 1.44 and 2.08, respectively, at December 31, 2007, 2006 and 2005, respectively. Current assets exceeded current liabilities by substantially more in 2006 than in 2005; however, the corresponding current ratio decreased because the amounts of total current assets and total current liabilities increased.

Our cash and cash equivalents decreased a total of $16,045,000 from December 31, 2006 to December 31, 2007 primarily as a result of an increase in notes and account receivable along with increase in payments on debt. During 2007, net cash of $10,252,000 was provided by operating activities, which resulted primarily from a $16,147,000 decrease in notes receivables retained by our finance subsidiary prior to loan sale or securitization. Net cash of $10,675,000 was used in investing activities, which resulted primarily from our finance subsidiary’s investment in securities from securitizations. Net cash of $15,622,000 was used in financing activities, which resulted primarily from net payments on debt of $25,062,000.

Our cash and cash equivalents increased a total of $8,882,000 from December 31, 2005 to December 31, 2006. During 2006, net cash of $100,887,000 was used in operating activities, which resulted primarily from a $130,727,000 increase in notes receivables by our finance subsidiary prior to loan sale or securitization. Net cash of $25,002,000 was used in investing activities, which resulted primarily from a $13,312,000 purchase in July 2006 of subordinate investment interest in securitized loan pools. Net cash of $134,771,000 was provided by financing activities, which resulted primarily from an issuance of long term-debt.

Brooke Corporation We have transitioned from primarily holding wholly-owned, privately-held subsidiaries to primarily holding partially-owned, publicly-traded subsidiaries (Aleritas and Brooke Capital). Our future primary source of revenues will likely be the sale of stock in our public company subsidiaries because revenues from shared services fees, income tax sharing arrangements and dividends previously received from our private company subsidiaries will decrease significantly. As a result of “lock-up” provisions in the Aleritas and Brooke Capital merger agreements, we cannot sell shares of Brooke Capital until May 2008 and cannot sell shares of Aleritas until July 2008. Therefore, until the lock-up periods expire, Brooke Corporation may issue debt to pay corporate expenses and dividends. Disruption of the stock or credit markets may prohibit us from selling Aleritas or Brooke Capital stock or from issuing debt until stock is sold. After the lock periods expire, we believe that revenues from the sale of stock in our public company subsidiaries will be sufficient to offset decreases in other sources of revenues and that the combined sources of revenues will be sufficient to fund our normal operations and pay our corporate expenses, income taxes and dividends.

Brooke Capital Brooke Capital is listed on the American Stock Exchange and has responsibility for meeting its requirements for capital without our assistance. Brooke Capital plans to expand Delta Plus’ non-standard auto insurance company activities which may require additional capital. However, Brooke Capital does not intend to rely on additional equity capital investments from us and is exploring strategic alternatives, including soliciting capital investments from other investors and the sale of assets.

Aleritas Aleritas is traded on the over-the-counter bulletin board market and has responsibility for meeting its requirements for capital without assistance from us. Aleritas’ lending activities have been funded primarily through loan participation sales, loan sales to qualifying special-purpose entities, on-balance-sheet bank lines of credit and private placement debt offerings. To fund anticipated loan growth, additional common equity, or alternative types of equity, may be required to improve capital-to-asset ratios, fund collateral margin requirements of bank lines of credit, fund increases in loan inventory or fund purchases of securities associated with loans sold to qualifying special-purpose entities. However, Aleritas does not intend to rely on additional equity capital investments from us and has solicited capital investments from other investors.

Brooke Bancshares We contributed $10,000,000 to Brooke Bancshares’ equity in January 2007 to fund the purchase of Brooke Savings Bank (formerly Generations Bank). Brooke Savings Bank acquired a banker agent network in January, 2008 that significantly increased Brooke Savings Bank assets and which required an additional $5,000,000 capital contribution which was funded by issuance of debt by Brooke Bancshares. We have committed to the Office of Thrift Supervision that we will ensure that Brooke Savings Bank meets certain minimum capital standards and additional capital contributions from us may be required for this purpose. Brooke Bancshares and Brooke Capital mutually agreed to terminate the previously announced agreement for Brooke Capital to acquire Brooke Savings Bank because part of the rationale for the proposed acquisition was negated by the merger of Brooke Franchise into Brooke Capital.

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

Capital Commitments

The following summarizes our contractual obligations as of December 31, 2007 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Short-term borrowings	$43,536	$43,536	$—	$—	$—
Long-term debt	113,477	52,465	13,024	12,077	35,911
Interest payments*	46,207	13,132	15,199	9,911	7,965
Operating leases (facilities)	32,159	13,579	15,435	2,978	167
Future annuity and policy benefits	25,996	2,276	5,178	5,930	12,612
Capital leases (facilities)	435	90	190	155	—

Total	$261,810	$125,078	$49,026	$31,051	$56,655

*	Includes interest on short-term and long-term borrowings. For additional information on the debt associated with these interest payments see footnotes 4 and 5 to our consolidated financial statements.

Our principal capital commitments consist of bank lines of credit, term loans, deferred payments to business sellers and obligations under leases for our facilities. We have entered into enforceable, legally binding agreements that specify all significant terms with respect to the contractual commitment amounts in the table above.

Critical Accounting Policies

Our established accounting policies are summarized in footnotes 1 and 2 to our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005. As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with generally accepted accounting principles.

We believe that the following accounting policies are critical. These accounting policies are more fully explained in the referenced footnote 1 to our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.

The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. The following discussions summarize how we identify critical accounting estimates, the historical accuracy of these estimates, sensitivity to changes in key assumptions, and the likelihood of changes in the future. The following discussions also indicate the uncertainties in applying these critical accounting estimates and the related variability that is likely to result in 2008.

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

An estimate of franchisees’ shares of undistributed commissions is made based on historical rates of commission payout, management’s experience and the trends in actual and forecasted commission payout rates. Although commission payout rates will vary, we do not expect significant variances from year to year. We regularly analyze and, if necessary, immediately change the estimated commission payout rates based on the actual average commission payout rates. The commission payout rate used in 2007 to estimate franchisees’ share of undistributed commissions was 85% and the actual average commission payout rate to franchisees (net of profit sharing commissions) was 79% for the year ended December 31, 2007. We believe that these estimates will not change substantially during 2008.

Reserve for Doubtful Accounts  Our allowance for doubtful accounts is comprised primarily of allowance for estimated losses related to amounts owed to us by franchisees for short-term credit advances, which are recorded as monthly statement balances, and longer-term credit advances, which are recorded as non-statement balances. Losses from advances to franchisees are estimated by analyzing all advances recorded to franchise statements that had not been repaid within the previous four months; all advances recorded as non-statement balances for producers who are in the first three months of development, total franchise statement balances; total non-statement balances; historical loss rates; loss rate trends; potential for recoveries; and management’s experience. Loss rates will vary and significant growth in our franchise network could accelerate those variances. The effect of any such variances can be significant. The estimated allowance for doubtful accounts as of December 31, 2007 was $1,114,000. The estimated allowance was approximately 24% of the actual amount of losses from advances made to franchisees for the year ended December 31, 2007, approximately 6% of the actual total combined franchise statement and non-statement balances as of December 31, 2007, and approximately 12% of the actual combined advances recorded to franchise statements that had not been repaid during the year period ended December 31, 2007 and recorded as non-statement balances for producers in the first three months of development.

Reserves for Insurance Claims  Reserves for Insurance Claims are comprised of amounts set aside for claims on DB Indemnity, Ltd. insurance policies. DB Indemnity is a captive insurance company that issues financial guaranty policies covering loans originated by Aleritas. Reserves for claims on DB Indemnity insurance policies are estimated by analyzing historical claim payments, the amount delinquent loans, the amount of loans in which default has been declared, the amount of loans in which an obligor’s business revenues have experienced a significant decline resulting in inadequate repayment ability and/or collateral support, the amount of loans in which material change in an obligor’s or guarantor’s financial condition has occurred or is expected to occur, the amount of start up franchise loans that have matured and the borrower has not achieved the required minimum monthly commission benchmark, and management’s experience. Claim payments will vary and significant growth in the issuance of financial guaranty insurance policies or changes in policy underwriting could accelerate those variances. The effect of any such variances can be significant. The estimated reserve for insurance claims as of December 31, 2007 was $600,000. For the years ended December 31, 2007 and 2006, DB Indemnity incurred $826,000 and $260,000, respectively in claims or loss expense. No prior claims or loss expense were incurred since beginning operations in 2003.

The Company has also established an allowance of $7,840,000 at December 31, 2007, for losses on property and casualty insurance policies issued by Traders Insurance Company.

Discount, Prepayment and Credit Loss Rates Used to Record Loan Participation Sales and Loan Sales to Qualifying Special-Purpose Entities  We regularly sell the loans that we originate to banks, finance companies and qualifying special-purpose entities. Accounting for the sale of these loans and the subsequent tests for impairment are summarized in footnote 2 to our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.

Loan participations and the sale of loans to qualifying special-purpose entities represent the transfer of notes receivable, by sale, to participating lenders or qualifying special-purpose entities. The fair value of retained interests and servicing assets resulting from the transferred loans are recorded in accordance with SFAS 140. Most of our loans are adjustable rate loans. When we sell notes receivable to qualifying special-purpose entities, it retains all over-collateralization interest in loans sold and cash reserves. The fair value of the over-collateralization interests in loans sold to qualifying special purpose entities that have issued asset-backed securities has been estimated at the par value (carrying value) of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interests in loans sold to qualifying special purpose entities that have secured bank debt is based on the present value of future expected cash flows using management’s best estimates of key assumptions, which at December 31, 2007, were: credit losses (0.50% annually), prepayment speed (12.00% annually) and discount rate (11.00%) commensurate with the risk involved. The fair value of the cash reserves is estimated at the cash value of the reserve account.

These assumptions regarding discount rate, prepayment rate and credit loss are based on historical comparisons, management’s experience and the trends in actual and forecasted portfolio prepayment speeds, portfolio credit losses, risk-free interest rates and market interest rates. The accuracy of these assumptions is monitored and changes made as necessary. It is important to note that our loan portfolio experienced an annualized prepayment rate of 12.9% over the past twelve months. Management believes that this increase during 2007 is directly attributable to market conditions which are cyclical such as the softening insurance marketplace and the increasing interest rate environment. The prepayment assumption determined by management is an average annual rate over the life of our portfolio. Management believes that during the remaining term of this portfolio, several cycles are likely to occur which could increase or decrease actual prepayment rates; however, due to recent prepayment and interest rate trends, the prepayment rate assumption was increased from 10% to 12% annually in 2007’s fourth quarter. Shorter-term swings in prepayment rates typically occur because of cycles within a marketplace, such as a softening and hardening of the insurance marketplace, changes in the death care rate for funeral homes and changes in the variable interest rate loans from key index rate changes. Longer term increases in prepayment rates typically result from long-term deterioration of the marketplace or increased lending competition.

We tested retained interests for impairment as of December 31, 2007. The securitized pools of loans experienced an increase in the prepayment rate, and as a result, management determined that an “other than temporary” impairment occurred. An impairment loss of $778,000 was recorded for the year then ended. During 2006 the securitized pools of loans experienced an increase in the prepayment rate as well and an impairment loss of $329,000 was recorded for the year. The effect of variances in the assumptions can be significant and the impact of changes in these estimates is discussed in Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Subsequent to the initial calculation of the fair value of retained interest, we utilize a fair market methodology to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. The rates of write down of the retained interest are based on the current interest revenue stream. This revenue stream is based on the loan balances at the date the impairment test is completed, which will include all prepayments on loans and any credit losses for those loans. However, due to the impairment of the collateral supporting certain loans an additional impairment loss of $4,739,000 was recorded which reduced the securities balance.

As of December 31, 2007 and 2006, as a result of the above mentioned increased payment speeds and reduction in collateral value, the fair value of the retained interests declined resulting in the impairment losses noted above. No impairment was recognized in 2005. The total impairment losses above represented 1.0%, 0.1% and 0.0% of the off-balance sheet loans as of December 31, 2007, 2006 and 2005, respectively.

Provision for Credit Losses  Our credit loss exposure is limited to on-balance sheet loans (other than loans sold to warehouse qualifying special-purpose entities which are classified as on-balance sheet) and the our retained interest in loans that are sold to qualifying special-purpose entities that have issued asset-backed securities or off-balance sheet bank debt. A credit loss assumption is inherent in the calculations of retained interest-only strip receivables resulting from loans that are sold. Historically, no reserve for credit losses had been made for on-balance sheet loans held in inventory for eventual sale for two reasons. First, these loans were typically held for six to nine months before being sold to investors and, therefore, had a short-term exposure to loss. Second, commissions received by Brooke Capital, are typically distributed to Aleritas for loan payments prior to distribution of commissions to the franchisee borrower and most other creditors.

However, given the rapid growth that we have experienced over the past two years, the seasoning of the loan portfolio, an increase in delinquencies of on-balance sheet loans and management’s expectation that loans will be held longer than previously (for nine to twelve months) before being sold; we established a reserve for potential loan losses on the on-balance sheet loans in the third quarter of 2007. The reserve for credit losses includes two key components: (1) loans that are impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15” and (2) reserves for estimated losses inherent in the rest of the portfolio based upon historical and projected credit risk. A reserve of $1,655,000 was established with an offsetting charge to credit loss expense. Management will evaluate the adequacy of the reserve on an ongoing basis in the future utilizing the credit metrics underlying the reserve.

Amortization and Useful Lives  We acquire insurance agencies and other businesses that we intend to hold for more than one year. We record these acquisitions as Amortizable intangible assets. Accounting for Amortizable intangible assets, and the subsequent tests for impairment are summarized in footnote 1(g) to our consolidated financial statements for the years ended December 31, 2007 and 2006. The rates of amortization of Amortizable intangible assets are based on our estimate of the useful lives of the renewal rights of customer and insurance contracts purchased. We estimate the useful lives of these assets based on historical renewal rights information, management’s experience, industry standards, and trends in actual and forecasted commission payout rates. The rates of amortization are calculated on an accelerated method (150% declining balance) based on a 15-year life. As of December 31, 2007, we tested Amortizable intangible assets for impairment and the resulting analysis indicated that our assumptions were historically accurate and that the useful lives of these assets exceeded the amortization rate. The Amortizable intangible assets have a relatively stable life and unless unforeseen circumstances occur, the life is not expected to change in the foreseeable future. Because of the relatively large remaining asset balance, changes in our estimates could significantly impact our results.

The rates of amortization of servicing assets are based on our estimate of repayment rates, and the resulting estimated maturity dates, of the loans that we service. Loan repayment rates are determined using assumptions about credit losses, prepayment speed and discount rates as outlined in the discussion above about the fair values of servicing assets. As of December 31, 2007, an analysis of prepayment speeds and credit losses indicated that our assumptions were historically accurate and the maturity date estimates were reasonable. Although significant changes in estimates are not expected, because of the relatively large remaining asset balance, changes in our estimates that significantly shorten the estimated maturity dates could significantly impact our results.

Loan Origination Expenses  Aleritas typically sells loans soon after origination and retains responsibility for loan servicing. Loan origination fees charged to borrowers are offset against loan origination expenses incurred during the underwriting and placement of loans and are, therefore, not recorded as revenues. If in the event loan originations fees exceed direct loan origination expenses, the excess will be reported as income. Loan origination fees reimburse Aleritas for cash outflows associated with the up-front issuance costs such as financial guaranty policy premiums, travel expenses for location inspections or meetings with borrowers, and placement of the loans to outside investors.

Income Tax Expense  An estimate of income tax expense is based primarily on historical rates of actual income tax payments. The estimated effective income tax rate used in 2007 to calculate income tax expense was 38%. Although not expected, significant changes in our estimated tax rate could significantly impact our results. We believe this estimate will not change significantly during 2008.

Revenue Recognition Policies  Revenue recognition is summarized in footnote 1(e) to our consolidated financial statements for the years ended December 31, 2007 and 2006.

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

Even when loans are removed from the balance sheet, however, some risk is retained with respect to those loans that are sold with recourse and the over-collateralized portion of securitized loan pools. See “Retained Securities” and “Loans Sold with Recourse,” below. Credit losses associated with recourse notes, retained interest held in securities and retained servicing obligations in excess of management’s assumptions could materially and adversely affect our operations and financial condition. Although credit performance has historically been favorable for us, our participating lenders and our asset-backed security investors, the level of credit losses and payment delinquencies increased during 2007 due, in part, to increasing interest rates and a softening insurance premium insurance market. We expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by the Company’s borrowers.

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

Securitization Table
(in thousands)

						Retained
			Servicing		Retained	Equity & Cash
		Original Amount of	Income	Fair Value at	Interest at	Reserves at
	Original Amount	Asset-Backed	Received	December 31,	December 31,	December 31,
Date of Securitization	of Loans Sold	Securities Issued	During 2007	2007	2007	2007

April 2003	$15,825	$13,350	$3	$1,054	$80	$974
November 2003	23,526	18,500	4	1,263	108	1,155
June 2004	24,832	20,000	5	2,837	987	1,850
March 2005	40,993	32,000	30	5,902	1,810	4,092
December 2005	64,111	51,500	45	9,285	2,995	6,290
July 2006	65,433	52,346	59	13,977	3,227	10,750

Total	$234,720	$187,696	$146	$34,318	$9,207	$25,111

At December 31, 2007, 2006 and 2005, we had transferred assets with balances totaling $541,948,000, $319,125,000 and $233,473,000, respectively, that were accounted for as true sales, resulting in pre-tax gains for the years ended December 31, 2007, 2006 and 2005 of $14,379,000, $7,423,000 and $7,435,000, respectively. Purchasers of these notes receivable obtained full control over the transferred assets (i.e. notes receivable) and obtained the right, free of conditions that constrain it from taking advantage of that right, to pledge or exchange the notes receivable. Furthermore, the agreements to transfer assets do not entitle, or obligate, us to repurchase or redeem the notes receivable before their maturity except in the event of an uncured breach of a representation or warranty.

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

To the extent that the difference between the rate paid by Aleritas to participating lenders and investors and the rate received by Aleritas from borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, Aleritas recognizes a non-cash asset, called an “Interest Receivable Asset,” on its balance sheet. This amount is equal to our estimate of the present value of future cash flows resulting from this interest spread. With respect to sale of loan participations, our right to interest income is not subordinate to the purchaser’s interests and we share interest income with purchasers on a pro rata basis. Although not subordinate to the purchaser’s interests, our retained interest is subject to credit and prepayment risks on the transferred assets. On loan participations sold with recourse, our retained interest is subject to credit risk on the transferred assets.

At December 31, 2007 and 2006, we recorded the value of the servicing asset at $6,025,000 and $4,512,000, respectively, and the value of the servicing liability at $16,000 and $24,000, respectively. At

December 31, 2007 and 2006, we recorded the fair value of retained interest at $35,893,000 and $16,591,000, respectively, with $7,749,000 and $4,497,000, respectively, listed as Interest-only strip receivable on our balance sheet, and $28,144,000 and $12,094,000, respectively, in retained interest carried in our securities.

Components of the loan servicing asset, servicing liability, interest receivable asset relating to loan participation sales as of December 31, 2007 were as follows (in thousands):

			Interest
	Servicing	Servicing	Receivable
	Asset	Liability	Asset

Estimated cash flows from loan servicing fees/interest income	$11,361	$0	$10,801
Less:
Servicing expense	(2,035)	51
Estimated credit losses			(0)
Discount to present value	(3,301)	(35)	(3,052)

Carrying Value	$6,025	$16	$7,749

Retained Securities  The terms of Aleritas’ securitizations require the over-collateralization of the pool of loan assets that back the securities sold to investors. Aleritas retains ownership of the resulting subordinate interest in the loan pool and borrows money from commercial banks to fund this investment. As such, our retained interest is subject to credit and prepayment risks on the transferred assets. As of December 31, 2007, Aleritas had subordinate investment interest in loan pools totaling $34,318,000, part of which is the carrying value of our retained interest in asset-backed securities.

In connection with the recognition of non-cash gains for the interest benefits of asset-backed securities sales, the present value of future cash flows was recorded as an interest receivable asset and included on the balance sheet as part of the investment securities balance. Components of the interest receivable asset as of December 31, 2007 were as follows (in thousands):

Estimated cash flows from interest income	$45,300
Less:
Estimated credit losses	(5,296)
Discount to present value	(11,860)

Carrying Value of Retained Interest in Asset-Backed Securities	$28,144

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

The actual prepayment rate on our loans increased to approximately 12.9% during the year ended December 31, 2007 primarily due to the increased asset ownership transfers to other borrowers within Aleritas’ portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. The Company expects that, over the remaining life of the loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the marketplace. The securitized pools of loans experienced an increase in the prepayment rate, and as a result, management determined that an “other than temporary” impairment occurred. An impairment loss of $778,000 was recorded for the year then ended. During 2006 the securitized pools of loans experienced an increase in the prepayment rate as well and an impairment loss of $329,000 was recorded for the year.

Subsequent to the initial calculation of the fair value of retained interest, BCC utilizes a fair market methodology to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. The rates of write down of the retained interest are based on the current interest revenue stream. This revenue stream is based on the loan balances at the date the impairment test is completed, which will include all prepayments on loans and any credit losses for those loans. However, due to the impairment of the collateral supporting certain loans an additional impairment loss of $4,739,000 was recorded which reduced the securities balance.

As of December 31, 2007 and 2006, as a result of the above mentioned increased payment speeds and reduction in collateral value, the fair value of the retained interests declined resulting in the impairment losses noted above. No impairment was recognized in 2005. The total impairment losses above represented 1.0%, 0.1% and 0.0% of the off-balance sheet loans as of December 31, 2007, 2006 and 2005, respectively.

In addition, we conduct sensitivity analysis to evaluate the potential impact of a 10% to 20% change in the key economic assumptions used in valuing our retained interest and servicing assets. These key economic assumptions include prepayment speed, expected credit losses and discount rate. As of December 31, 2007, an increase in these key economic assumptions by 10% to 20% generally results in decreases of 1% to 7% in the value of the retained interest and servicing assets. More drastic changes to economic and market conditions than those we have modeled would likely lead to greater diminution in the value of the retained interest and servicing assets.

Loans Sold with Recourse  The business and real estate loans on our balance sheet at December 31, 2007 and 2006, $130,000 and $2,247,000, respectively, were sold to various participating lenders with recourse to Aleritas. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Aleritas against liquidation proceeds in the amount of regular loan payments. At December 31, 2007, all such recourse loans: a) had no balances more than 60 days past due; b) had adequate collateral; and c) were not in default.

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

One of our goals is to fund an increasing number of originated loans through our warehouse lines of credit, leading up to the time of loan securitizations. To do so, our debt is expected to increase. The increase in our debt may cause our network of participating lenders to become uncomfortable and, as a result, we may not be able to sell participation interests in loans we originate on terms acceptable to us or at all. Such result would have a material adverse effect on our operations and prospects for growth. Accordingly, we are cautiously monitoring our increased debt totals resulting from warehouse funding activities and the comfort of the network of participating lenders and will modify our method of funding practices as needed to maintain a significant network of purchasers of loans. We are considering alternative warehouse structures to reduce our debt. However, no assurances can be made that we will find an acceptable alternative.

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

Proposed Accounting Changes  In August 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft which amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This exposure drafts seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. Our current off-balance sheet securitizations in our Lending Services segment could be required to be consolidated in our financial statements based on the provisions of the exposure draft. We will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the securitizations to continue to derecognize loans transferred to the securitization special purpose entities. At December 31, 2007, the securitization special purpose entities held loans totaling $309,804,000, which we could be required to consolidate into our financial statements under the provisions of this exposure draft.

Recently Issued Accounting Pronouncements

See footnote 19 to our consolidated financial statements for a discussion of the effects of the adoption of new accounting standards.

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

An adverse change in economic activity could reduce the ability of individuals and small businesses — the key customers for our franchisees — to purchase insurance and other financial services. In such event, the revenue growth rate of our franchisees could flatten or decline, in turn reducing our revenues and hurting our franchisees’ ability to make timely interest and principal payments on their loans.

All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or the notes thereto.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We originate loans which will generally be sold to funding institutions as participation interests or to accredited investors as asset-backed securities. The majority of the loans are adjustable-rate loans based on a prime rate plus a margin, which rates adjust daily. Interest rate changes will impact their value, and may impact credit losses and prepayments of the loans. Although credit performance generally has been favorable, the level of credit losses and payment delinquencies increased during 2006 and 2007 due, in part, to increasing interest rates, the seasoning of the loan portfolio and a softening insurance market. We expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by the Company’s borrowers. While the recent decline in interest rates will reduce borrowers’ debt service requirements, to the extent interest rates increase significantly in the future, borrowers may have a more difficult time making their principal and interest payments.

The actual annualized prepayment rate on loans increased to approximately 12.9% during the year ended December 31, 2007 primarily due to increased asset ownership transfers to other borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests, and the changing interest rate environment. We expect that, over the remaining life of the loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.

When interest rates on our loan assets do not adjust at the same rates as our liabilities associated with those assets, our earnings are subject to risk. Interest rate risk is minimized by the fact that loans are generally held for less than one year. We further manage interest rate risk remaining after the sale of the loans by matching our cost of funds with the rate structure of the underlying loans. We apply interest rates on those assets and liabilities that float at a spread above the prime rate, so that, when interest rates on the assets adjust, the interest rates on the liabilities adjust correspondingly.

Loans made to Canadian borrowers are denominated in Canadian dollars. These loans are subject to the risk that the value of this foreign currency will change in relation to the U.S. dollar. Among factors affecting currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments. We do not currently employ hedging techniques to minimize these risks.

When loans are sold, and the sale of participation interests or the sale of loans to qualifying special purpose entities (“QSPEs”) classified as a true sale, we record a gain on sale for the interest benefit based on a present value calculation of expected future cash flows of the underlying loans, net of prepayment and credit loss assumptions. When the sale of a loan participation interest is accounted for as a true sale, we retain servicing responsibilities for which we receive annual servicing fees based on a percentage of the outstanding balance. The gain or loss associated with loan servicing is determined based on present value calculations of expected future cash flows from servicing the underlying loans, net of prepayment assumptions. The present value calculations of both of the above future cash flows are based in part on management’s estimates of discount rates. Underlying loans with adjustable interest rates are evaluated separately from loans with fixed interest rates. A significant rise in interest rates could result in the impairment of retained interest and servicing assets and adversely affect the Company’s financial condition and results of operation. Impairment is evaluated and measured periodically. As reported above, upon testing of impairment at December 31, 2007, 2006 and 2005, total impairment losses of $5,517,000, $329,000 and $0, respectively, were incurred related to the prepayment rate in 2007 and 2006, and the impairment of the collateral underlying certain loans held by QSPEs in 2007. We continuously monitor market conditions, interest rate changes and market comparables, evaluate the propriety of the discount rate utilized in our assumptions, and assess interest rate sensitivity as an indication of interest rate risk.

At December 31, 2007, key economic assumptions used in measuring the retained interests and servicing assets when loans were sold or securitized during the year were as follows (rates per annum):

Business Loans
(Fixed & Adjustable
Rate Strata)

Prepayment speed*	12%
Weighted average life (months)	138
Expected credit losses	0.5%
Discount rate**	11%

*	During the fourth quarter of 2007, the prepayment speed assumption was changed from 10% to 12%.

**	During the fourth quarter of 2005, the discount rate assumption was changed from 8.5% to 11%.

At December 31, 2007, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 20% adverse changes in those assumptions are as follows:

Business Loans
(Fixed & Adjustable
Rate Strata)
(In thousands except
percentages)

Prepayment speed (annual rate)*	12%
Impact on fair value of 10% adverse change	$(1,304)
Impact on fair value of 20% adverse change	$(2,771)
Expected credit losses (annual rate)	0.5%
Impact on fair value of 10% adverse change	$(377)
Impact on fair value of 20% adverse change	$(753)
Discount rate (annual)**	11%
Impact on fair value of 10% adverse change	$(1,265)
Impact on fair value of 20% adverse change	$(2,467)

*	During the fourth quarter of 2007, the prepayment speed assumption was changed from 10% to 12%.

**	During the fourth quarter of 2005, the discount rate assumption was changed from 8.5% to 11%.

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interests and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

Brooke Capital Corporation’s principal investments are held by its life insurance company subsidiary, First Life America Corporation, in fixed maturity securities. Delta Plus Holdings, Inc., a wholly-owned subsidiary of Brooke Corporation, also holds certain fixed-maturity securities. Interest rate risk arises from the price sensitivity of investments to change in interest rates. Coupon and dividend income represents the greatest portion of an investment’s total return for most fixed income instruments in stable interest rate environments. The changes in the fair market price of such investments are inversely related to changes in market interest rates. As interest rates fall, the coupon and dividend streams of existing fixed rate investments become more valuable and the market values rise. As interest rates rise, the opposite effect occurs.

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

Information provided in Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K is incorporated by reference in partial response to this Item 7A.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Brooke Corporation:

We have audited the accompanying consolidated balance sheets of BROOKE CORPORATION AND SUBSIDIARIES (Brooke Corporation) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Brooke Corporation’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Brooke Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatement. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Brooke Corporation as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Brooke Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Summers, Spencer & Callison, CPAs, Chartered

Topeka, Kansas
March 15, 2008

Brooke Corporation

Consolidated Balance Sheets
December 31, 2007 and 2006

	2007	2006
	(In thousands, except share amounts)

ASSETS
Current Assets
Cash	$5,158	$21,203
Restricted cash	454	1,250
Investments	50,887	12,582
Accounts and notes receivable, net	196,188	188,857
Income tax receivable	1,998	480
Other receivables	5,660	1,601
Securities	89,634	50,322
Interest-only strip receivable	7,749	4,497
Security deposits	221	873
Prepaid expenses	1,694	503
Advertising supply inventory	929	462

Total Current Assets	360,572	282,630

Investment in Businesses	9,413	2,333

Property and Equipment
Cost	27,366	20,198
Less: Accumulated depreciation	(8,087)	(4,404)

Net Property and Equipment	19,279	15,794

Other Assets
Amortizable intangible assets	9,709	5,216
Less: Accumulated amortization	(2,031)	(1,728)
Goodwill	3,022	—
Servicing asset	6,025	4,512
Deferred charges	11,310	11,094
Other assets	5,078	3,538

Net Other Assets	33,113	22,632

Total Assets	$422,377	$323,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$18,942	$12,944
Premiums payable to insurance companies	7,621	6,925
Deposits	22,951	—
Federal funds purchased	9,522	—
Policy and contract liabilities	25,996	20,184
Payable under participation agreements	39,452	26,849
Accrued commission refunds	570	645
IBNR loss reserve	8,440	350
Unearned insurance premiums	3,110	75
Income tax payable	826	4,293
Deferred income tax payable	1,715	1,439
Warrant liability	900	900
Short-term debt	43,536	107,602
Current maturities of long-term debt	52,465	14,401

Total Current Liabilities	236,046	196,607
Non-current Liabilities
Warrant liability	2,354	2,821
Deferred income tax payable	6,402	6,155
Servicing liability	16	24
Long-term debt less current maturities	61,012	55,790

Total Liabilities	305,830	261,397

Minority Interest in subsidiary	45,899	5,464
Stockholders’ Equity
Common stock, $.01 par value, 99,500,000 shares authorized, 14,224,536 and 12,553,726 shares issued and outstanding	142	126
Preferred stock series 2002 and 2002A, $25 par value, 110,000 shares authorized, 49,667 shares issued outstanding	1,242	1,242
Preferred stock series 2002B, $32 par value, 34,375 authorized, 24,331 shares issued and outstanding	779	779
Preferred stock series 2006, $1 par value, 20,000 authorized, 20,000 shares issued and outstanding	20	20
Additional paid-in capital on preferred stock series 2006	18,576	18,576
Discount on preferred stock series 2006	(2,025)	(4,725)
Additional paid-in capital	55,424	36,139
(Accumulated deficit) Retained earnings	(6,889)	4,077
Accumulated other comprehensive income	3,379	294

Total Stockholders’ Equity	70,648	56,528

Total Liabilities and Stockholders’ Equity	$422,377	$323,389

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Operations
Years Ended December 31, 2007, 2006, and 2005

	2007	2006	2005
	(In thousands, except per share data)

Operating Revenues
Insurance commissions	$117,472	$102,032	$86,872
Interest income (net)	28,238	19,131	10,347
Consulting fees	10,432	9,908	4,916
Gain on sale of businesses	2,057	3,059	3,091
Initial franchise fees for basic services	32,505	31,770	19,375
Initial franchise fees for buyer assistance plans	455	3,137	10,133
Gain on sale of notes receivable	13,644	5,334	6,086
Insurance premiums earned	12,512	660	811
Policy fee income	478	535	1,581
Impairment loss	(5,517)	(329)	—
Other income	1,741	1,844	844

Total Operating Revenues	214,017	177,081	144,056

Operating Expenses
Commissions expense	90,277	79,462	66,957
Payroll expense	37,262	30,269	28,615
Depreciation and amortization	4,536	2,411	2,432
Insurance loss and loss expense incurred	5,896	708	(60)
Other operating expenses	59,618	37,088	25,303
Other operating interest expense	2,919	3,125	2,122

Total Operating Expenses	200,508	153,063	125,369

Income from Operations	13,509	24,018	18,687

Other Expenses
Interest expense	11,666	6,709	3,721
Minority interest in subsidiaries	(226)	575	—

Total Other Expenses	11,440	7,284	3,721

Income Before Income Taxes	2,069	16,734	14,966
Income tax expense	474	5,992	5,261

Net Income	$1,595	$10,742	$9,705

Net Income per Share:
Basic	$(0.10)	$0.79	$0.89
Diluted	$(0.10)	$0.76	$0.86

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2007, 2006 and 2005

				Preferred			Retained	Accumulated
				Add’l	Preferred	Add’l	Earnings	Other
	Common	Common	Preferred	Paid-In	Stock	Paid-In	(Accumulated	Comprehensive
	Shares	Stock	Stock	Capital	Discount	Capital	Deficit)	Income	Total
	(In thousands, except common shares)

Balances, December 31, 2004	9,381,518	$94	$2,021	$—	$—	$4,677	$43	$501	$7,336
Dividends paid							(6,733)		(6,733)
Equity issuance from stock options	187,030	1				713			714
Equity stock split 2:1	2,875,000	29				30,429			30,458
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								(19)	(19)
Net income							9,705		9,705

Total comprehensive income									9,686

Balances, December 31, 2005	12,443,548	$124	$2,021	$—	$—	$35,819	$3,015	$482	$41,461

Balances, December 31, 2005	12,443,548	$124	$2,021	$—	$—	$35,819	$3,015	$482	$41,461
Dividends paid					675		(9,680)		(9,005)
Equity issuance from stock options	110,178	2				320			322
Equity issuance			20	18,576	(5,400)				13,196
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								(299)	(299)
Currency translation adjustment, net of income taxes								111	111
Net income							10,742		10,742

Total comprehensive income									10,554

Balances, December 31, 2006	12,553,726	$126	$2,041	$18,576	$(4,725)	$36,139	$4,077	$294	$56,528

Balances, December 31, 2006	12,553,726	$126	$2,041	$18,576	$(4,725)	$36,139	$4,077	$294	$56,528
Dividends paid					2,700		(12,561)		(9,861)
Equity issuance from plan awards	170,810	1				425			426
Equity issuance	1,500,000	15				18,860			18,875
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								2,885	2,885
Currency translation adjustment, net of income taxes								200	200
Net income							1,595		1,595

Total comprehensive income									4,680

Balances, December 31, 2007	14,224,536	$142	$2,041	$18,576	$(2,025)	$55,424	$(6,889)	$3,379	$70,648

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$1,595	$10,742	$9,705
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	1,887	1,207	820
Amortization	2,649	1,204	1,612
Gain on sale of businesses	(2,057)	(3,059)	(3,091)
Deferred income tax expense	276	(634)	1,306
Gain on sale of notes receivable	(8,127)	(7,423)	(7,435)
(Increase) decrease in assets:
Accounts and notes receivable	16,147	(130,727)	(3,803)
Other receivables	(1,712)	785	(1,218)
Prepaid expenses and other assets	343	(474)	(474)
Business inventory	(7,080)	2,725	(4,036)
Purchase of business inventory provided by sellers	12,926	12,221	14,318
Payments on seller notes for business inventory	(12,541)	(16,211)	(11,526)
Increase (decrease) in liabilities:
Accounts and expenses payable	5,303	5,298	195
Other liabilities	643	23,459	6,395

Net cash provided by (used in) operating activities	10,252	(100,887)	2,768

Cash flows from investing activities:
Cash payments for securities	(41,083)	(13,312)	(21,778)
Sale of investments	1,023	—	—
Cash payments for property and equipment	(5,359)	(9,138)	(541)
Purchase of subsidiary and business assets	(18,548)	(2,552)	(1,515)
Sale of subsidiary and business assets	53,292	—	3,949

Net cash used in investing activities	(10,675)	(25,002)	(19,885)

Cash flows from financing activities:
Dividends paid	(9,861)	(9,005)	(6,733)
Cash proceeds from preferred stock issuance	—	13,871	—
Cash proceeds from common stock issuance	19,301	322	31,172
Loan proceeds on debt	59,519	188,503	88,281
Payments on bond maturities	(80)	(80)	(6,724)
Payments on short-term borrowing	13,598	13,766	(1,384)
Payments on long-term debt	(98,099)	(72,606)	(94,935)

Net cash provided by (used in) financing activities	(15,622)	134,771	9,677

Net increase (decrease) in cash and cash equivalents	(16,045)	8,882	(7,440)
Cash and cash equivalents, beginning of period	21,203	12,321	19,761

Cash and cash equivalents, end of period	$5,158	$21,203	$12,321

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation

Notes to Consolidated Financial Statements
Years Ended December 31, 2007, 2006 and 2005

1.	Summary of Significant Accounting Policies

(a)	Organization

Brooke Corporation (the “Company”) was incorporated under the laws of the State of Kansas in January 1986. The Company’s registered office is located in Overland Park, Kansas. At December 31, 2007, Brooke Holdings, Inc. owned 42.84% of the Company’s outstanding common stock. The Company is primarily a holding company that owns directly, or indirectly through a wholly owned subsidiary, 100% of the stock and ownership interests of all of its subsidiaries, except for Brooke Capital Corporation and Brooke Credit Corporation. The Company’s primary business operations are conducted by its subsidiaries and include franchising, franchise and insurance related lending, insurance brokerage and loan brokerage.

Operating Subsidiaries:

Although the Company has multiple subsidiaries, the Company’s business operations are typically performed by one of four operating subsidiaries: Brooke Capital Corporation, Brooke Credit Corporation, Brooke Bancshares, Inc. and Brooke Brokerage Corporation. Each operates independently from the other four operating subsidiaries, and from the Company, to perform its specific business purpose. The Company provides accounting, administrative and legal support to its four operating subsidiaries for which it receives administrative fees. Company revenues are typically limited to dividends and administrative fees from these operating subsidiaries.

Brooke Capital Corporation, formerly First American Capital Corporation, is a Kansas corporation. The primary business purpose of this majority-owned subsidiary is franchising insurance and related businesses and providing services to its franchisees through its network of regional offices, service centers and sales centers. In addition, it provides consulting services to business sellers and collateral preservation assistance to lenders. Through its wholly-owned subsidiary, Brooke Capital Advisors, it uses its industry contacts and expertise in insurance brokerage to broker loans for, and consult with, managing general agencies and those that own insurance companies, specializing in hard-to-place insurance sales, captive insurance agencies and funeral homes. The Company will also use its expertise to preserve collateral and monitor insurance agency borrowers on behalf of lenders. Its wholly-owned life insurance subsidiary, First Life America Corporation, a licensed insurance company, distributes a broad range of individual life and annuity insurance products to individuals in eight states. First Capital Venture, Inc. is a shell company with no operations and no plans for operations at this time. The operations and results of Brooke Capital Corporation are included in the insurance services business segment. The Company owns 81% of Brooke Capital Corporation which has been listed on the American Stock Exchange since August 30, 2007 under the symbol, “BCP”. On November 15, 2007, Brooke Capital Corporation completed a merger pursuant to an Agreement and Plan of Merger dated August 31, 2007, as amended (the “Merger Agreement”), by and among Brooke Capital Corporation, Brooke Corporation and Brooke Franchise Corporation. Pursuant to the Merger Agreement, Brooke Franchise Corporation was merged with and into Brooke Capital Corporation, with Brooke Capital Corporation continuing as the surviving corporation.

Brooke Credit Corporation (d/b/a Aleritas Capital Corporation beginning in January 2008), a Kansas corporation, is a specialty finance company that lends primarily to locally-owned businesses that sell insurance. The core target market consists of independent insurance agencies, captive insurance agencies and managing general agencies, where the sale of insurance is their primary business. In addition, Brooke Credit Corporation loans money to funeral home owners, where the sale of insurance is often an important, although not primary, part of their business. Titan Lending Group, Inc., a wholly owned subsidiary of Brooke Credit Corporation was formed in March 2007 to originate loans to independent insurance agencies that are not franchisees of Brooke Capital Corporation. Brooke Credit Corporation is traded over the counter (OTCBB: BRCR). The Company owns 62% of Brooke Credit Corporation’s outstanding stock.

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

Brooke Bancshares, Inc. (formerly named Brooke Brokerage Corporation), is a wholly-owned Kansas corporation which on January 8, 2007 acquired all of the issued and outstanding stock of Generations Bank (now Brooke Savings Bank), a federal savings bank for a purchase price of $10.1 million in cash. The Bank conducts its operations providing banking products and services through contracted bank agents who leverage existing relationships with Brooke Capital Corporation franchisees through its network and with other independent agents.

Brooke Brokerage Corporation (formerly named Brooke Bancshares, Inc.) is a wholly-owned Kansas corporation and serves as the parent holding company of the subsidiaries involved in the brokerage segment. It is the direct owner of 100% of the ownership interests of CJD & Associates, L.L.C. Although Brooke Brokerage Corporation is categorized as an operating subsidiary, all of its operations are conducted through CJD & Associates, L.L.C., a licensed insurance agency that sells hard-to-place and niche insurance on a wholesale basis, under the trade name of Davidson-Babcock. During 2006 CJD brokered loans for general insurance agencies, funeral homes and other small businesses. Beginning on December 8, 2006, Brooke Capital Advisors, Inc. began operating a managing general agency loan brokerage and consulting business, with CJD & Associates, L.L.C. ceasing to offer such services to new customers on that date.

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

Captive Subsidiaries:

The DB Group, Ltd. and DB Indemnity, Ltd. subsidiaries were incorporated in the country of Bermuda as captive insurance companies. Separate financial statements are prepared for Bermuda subsidiaries as required by the Bermuda government. The captive insurance company subsidiaries are wholly owned by Brooke Brokerage and profits are not typically distributed as dividends.

The DB Group, Ltd. was incorporated under the laws of Bermuda and is licensed as a Class 3 insurer under the Insurance Act 1978 of Bermuda and related regulations. In 2006 and 2007, The DB Group, Ltd. self-insured a portion of the professional insurance agent’s liability exposure of Brooke Capital Corporation, its affiliated companies and its franchisees. There were no premiums written by this subsidiary in 2005.

DB Indemnity, Ltd. was incorporated under the laws of Bermuda and is licensed as a Class 1 insurer under the Insurance Act 1978 of Bermuda and related regulations for the purpose of self-insuring financial guaranty policies to Brooke Credit Corporation and its participating lenders. Prior to 2006, DB Indemnity, Ltd. self-insured a portion of the professional insurance agents’ liability exposure of Brooke Capital Corporation, its affiliated companies and its franchisees.

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

Securitization Subsidiaries:

As part of the process of securitizing Brooke Credit Corporation’s loan portfolio, limited liability companies are organized in Delaware as bankruptcy-remote qualifying special purpose entities. To the extent required by the securitization process, separate financial statements are prepared for each securitization subsidiary.

Brooke Agency Services Company LLC is licensed as an insurance agency and was created to serve as the agent of record for property, casualty, life and health insurance offered by the Company’s network of franchisees. Brooke Agency Services Company LLC has acquired ownership of franchise agreements from the Company and/or Brooke Capital Corporation as part of an arrangement to preserve collateral on behalf of Brooke Credit Corporation, as required by the securitization process. Brooke Agency Services Company LLC has contracted with the Company and/or Brooke Capital Corporation for performance of any obligations to agents associated with all such franchise agreements. The financial information of this subsidiary is consolidated with the Company’s financial information.

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

Brooke Acceptance Company 2007-1, LLC was formed during March 2007 and is a wholly-owned subsidiary of Brooke Warehouse Funding, LLC. Brooke Warehouse Funding, LLC is a wholly-owned subsidiary of Brooke Credit Corporation. Brooke Acceptance Company 2007-1, LLC was the purchaser of loan participation interests from Brooke Warehouse Funding, LLC in connection with an off balance sheet financing facility with Fifth Third Bank that closed on March 30, 2007. Brooke Warehouse Funding, LLC was the true sale purchaser of Brooke Credit Corporation loans. Brooke Master Trust, LLC, a Delaware bankruptcy remote special purpose limited liability company organized on September 18, 2007, is a wholly owned subsidiary of Brooke Warehouse Funding, LLC and replaced Brooke Acceptance Company 2007-1, LLC, which was dissolved, as borrower upon the closing of a master trust credit facility with Fountain Square Commercial Funding Corporation. The financial information of Brooke Warehouse Funding, LLC is consolidated with the Company’s financial information while Brooke Master Trust, LLC’s financial information is not consolidated.

Other Subsidiaries:

Delta Plus Holdings, Inc. was acquired on March 30, 2007. Delta Plus Holdings, Inc. is a holding company based in Missouri with one direct subsidiary, Traders Insurance Connection, Inc. Traders Insurance Connection, Inc. has two direct subsidiaries, Traders Insurance Company and Professional Claims, Inc. Christopher Joseph & Company was a direct subsidiary of Delta Plus Holdings, Inc., but the assets were sold to Brooke Franchise Corporation on March 30, 2007, immediately after Brooke Corporation’s acquisition of Delta Plus Holdings, Inc. to be franchised as Brooke franchise offices. Traders Insurance Company is a Missouri domiciled property and casualty insurance company writing non-standard private passenger auto liability and physical damage business in Arkansas, Missouri, Kansas, Oklahoma and New Mexico. Traders Insurance Company’s products are marketed through independent agents, as well as through Christopher Joseph & Company, and, after the acquisition, through Brooke franchisees. Traders Insurance Connection, Inc. provides professional management services to clients, sales management, underwriting and servicing of personal lines insurance products. Traders Insurance Connection, Inc. also provides business planning, personnel consulting, general marketing, financial management and maintenance of accounting records for affiliates. Professional Claims, Inc. operates as an independent claims adjusting company for Traders Insurance Connection, Inc. and other unrelated insurance companies, providing for the investigation and adjusting of

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

insurance claims. Christopher Joseph & Company operated retail insurance offices in Missouri, Kansas, Florida and Oklahoma, marketing personal and commercial products for Traders Insurance Company and other non-affiliated insurance companies. Such retail offices have been or are planned to be franchised as Brooke franchise offices.

Subsidiaries have been established for contractual operations but, during 2007, any revenues generated by these subsidiaries are assigned to one of the operating subsidiaries for performance of any associated obligations. These subsidiaries include Brooke Life and Health, Inc., The American Heritage, Inc., The American Agency, Inc., Brooke Credit Funding LLC, Brooke Canada Funding, Inc., Brooke Warehouse Funding, LLC, and First Brooke Insurance and Financial Services, Inc.

Subsidiaries have also been established for regulatory, licensing, security or other purposes and they typically conduct limited operations and do not own any assets. These subsidiaries include Brooke Funeral Services Company, LLC and Brooke Agency Services Company of Nevada, LLC.

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

The following are significant estimates made by management:

•	Amount of future policy cancellations which may result in commission refunds and a corresponding reserve

•	Share of future policy cancellations due from franchisees

•	Amount of allowance for doubtful accounts

•	Share of policy commissions due to franchisees for commissions received by the Company but not yet distributed to franchisees

•	Useful lives of assets

•	Changes in assumptions related to policy and contract liabilities and related deferred acquisition costs

•	Amount of future insurance claim losses, loss expense and earned premium percentages

•	Future interest spreads, mortality margins, expense margins and premium persistency experience

•	The discount, prepayment and credit loss rates used to calculate fair value of interest-only strip receivables, servicing assets and servicing liabilities resulting from loan participation sales

•	The discount, prepayment and credit loss rates used to calculate fair value of securities resulting from asset-backed securitizations

•	Amortization

•	Allocation of payroll and operating expenses associated with the origination and servicing of loans

•	The credit metrics employed to establish the reserve for potential credit losses.

•	Amount of current and deferred income tax expense and payable

It is at least reasonably possible these estimates will change in the near term.

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

(c)	Cash Equivalents

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

The activity in the Brooke Savings Bank allowance for loan losses is summarized below:

2007
(In thousands)

Balance at January 8, 2007	$192
Provision for loan losses	0
Losses charged off	(4)
Recoveries	2
Balance at December 31, 2007	$190

Impaired and non-accruing loans at December 31, 2007 aggregated approximately $29,000 for Brooke Savings Bank for which an allowance of $9,000 has been established.

The Company estimates that a certain level of accounts receivable, primarily franchisee account balances, will be uncollectible; therefore, allowances of $1,114,000 and $1,466,000 at December 31, 2007 and December 31, 2006, respectively, have been established. The Company’s franchise subsidiary regularly assists its franchisees by providing commission advances during months when commissions are less than expected, but expects repayment of all such advances within four months. At December 31, 2007, the amount of allowance was determined after analysis of several specific factors, including franchise advances classified as “watch” status.

Brooke Credit Corporations’s credit loss exposure is limited to on-balance sheet loans (other than loans sold to warehouse special purpose entities which are classified as on-balance sheet) and the retained interest in loans which have been sold to qualifying special purpose entities that have issued asset-backed securities or off-balance sheet bank debt. A credit loss assumption is inherent in the calculations of retained interest-only

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

strip receivables resulting from loans that are sold. Historically, no reserve for credit losses has been made for on-balance sheet loans held in inventory for eventual sale for two reasons. First, these loans were typically held for six to nine months before being sold to investors and, therefore, had a short-term exposure to loss. Second, commissions received by the affiliated company, Brooke Capital Corporation, are typically distributed to Brooke Credit Corporation for loan payments prior to distribution of commissions to the franchisee borrower and most other creditors. However, given the rapid growth that Brooke Credit Corporation has experienced over the past eighteen months, the seasoning of the loan portfolio, an increase in delinquencies of on-balance sheet loans and management’s expectation that loans will be held longer than previously (for nine to twelve months) before being sold; Brooke Credit Corporation has established a reserve for potential loan losses on the on-balance sheet loans. The reserve for credit losses includes two key components: (1) loans that are impaired under SFAS 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15” and (2) reserves for estimated losses inherent in the rest of the portfolio based upon historical and projected credit risk. A reserve of $1,655,000 was established with an offsetting charge to loan loss expense. Management will evaluate the adequacy of the reserve on an ongoing basis in the future utilizing the credit metrics underlying the reserve.

The following schedule entitled “Valuation and Qualifying Accounts” summarizes the Allowance for Doubtful Accounts activity for the periods ended December 31, 2007, 2006 and 2005. Additions to the allowance for doubtful accounts are charged to expense.

Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning	Charges to	Write	End of
	of Year	Expenses	Offs	Year
	(In thousands)

Allowance for Doubtful Accounts
Year ended December 31, 2005	$575	$2,974	$2,833	$716
Year ended December 31, 2006	716	4,313	3,563	1,466
Year ended December 31, 2007	$1,466	$8,608	$7,115	$2,959

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

In the event of cancellation or reduction in premiums, for policies billed by an insurance carrier, a percentage of the commission revenue is often returned to the insurance carrier and revenues are correspondingly reduced. The commission refunds are calculated by the insurance carriers and are typically deducted

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

from amounts due to the Company from insurance carriers. The Company has estimated and accrued a liability for commission refunds of $570,000 and $645,000 at December 31, 2007 and 2006, respectively.

Policy fees.  The Company receives fees for the placement and issuance of policies that are in addition to, and separate from, any sales commissions paid by insurance companies. As these policy fees are not refundable and the Company has no continuing obligation, all such revenues are recognized on the effective date of the policies or, in certain cases, the billing date, whichever is later.

Interest income, net.  The Company recognizes interest income when earned. A portion of the interest income received on loans is paid to the holders of its participation interests and qualifying special purpose entities. Payments to these holders are accounted for as participating interest expense, which is netted against gross interest income. Participating interest expense was $32,362,000, $23,581,000, and $12,432,000 for the years ended December 31, 2007, 2006 and 2005, respectively. Cash received from the off-balance sheet facility is recorded as interest income by pool using the interest yield of each pool. Any excess cash received over the yield is applied to the securities balance or other comprehensive income.

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

Impairment Losses.  Although the Company does not provide recourse on its transferred notes and is not obligated to repay amounts due to investors and creditors of the qualifying special purpose entities, its retained assets are subject to loss, in part or in full, including in the event credit losses exceed initial and ongoing management assumptions used in the fair market value calculation. Additionally, a partial loss of retained assets could occur in the event actual prepayments exceed management’s initial and ongoing assumptions used in the fair market calculation.

On an ongoing basis, the Company determines the ongoing fair market value of the retained interest using the current outstanding principal of the transferred notes receivable and the outstanding balances due to unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. Additionally, the Company performs an ongoing analysis of key assumptions used in the fair market value calculation to ensure that such assumptions remain viable, based on current and historical prepayments and credit loss treads, within similar asset types. Management may adjust the key assumptions based on current and historical trends, which may result in an immediate reduction or impairment loss in the fair market value of retained interest.

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

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Total initial franchise fees for BAP services typically vary based on a percentage of the acquired business’s revenues because the time and expertise required of the Company to perform BAP services generally varies with acquisition size. However, the time and expertise required of the Company to provide basic services and the value to franchisees of those basic services, remains the same for all franchisees (even to start up or de novo franchisees), therefore the amount of total initial franchise fees allocated to basic services does not vary. Accordingly, total initial franchise fees are first allocated to initial franchise fees for basic services in the amount typically charged to start up franchisees and the remainder of the total initial franchise fees is allocated to BAP services. Although substantially all of the BAP services are performed prior to closing, the Company does not record revenues from initial franchise fees until the actual payment of fees at closing.

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

The Company sometimes acquires businesses that it plans to own and operate as part of its business. If it later decides to sell such businesses for a price greater than their carrying value, it then recognizes a gain. When the business is sold, the Company has no continuing obligations and, therefore, revenues from gains on sale of businesses resulting from agency sales are recognized immediately at the time of sale.

Premiums.  Premiums are recorded on the written basis and recorded as revenues over the term of the policies. Unearned premium reserves are established to cover the unexpired portion of premiums written and assumed and revenues are correspondingly reduced.

For limited payment and other traditional life insurance policies, premium income is reported as earned when due. Profits are recognized over the life of these contracts by associating benefits and expenses with insurance in force for limited payment policies and with earned premiums for other traditional life policies. This association is accomplished by a provision for liability for future policy benefits and the amortization of policy acquisition costs.

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Included in other assets are the unamortized costs of renewal rights (rights to renewal commissions received from insurance policies) purchased by the Company and through subsidiaries (Brooke Life and Health, Inc., The American Agency, Inc. and CJD & Associates, L.L.C.) for businesses the Company plans to own and operate for more than one year. The balance is being amortized over a 15-year period using an accelerated 150% declining balance switching to straight-line method. The rates of amortization of Amortizable Intangible Assets are based on management’s estimate of the useful lives of the renewal rights of customer and insurance contracts purchased. Amortization was $454,000, $297,000 and $478,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

The acquisition of renewal rights by the Company or by its subsidiaries for businesses the Company plans to own and operate for less than one year are not classified as Amortizable Intangible Assets (see footnote 1(j)). Recent acquisitions and divestitures of Amortizable Intangible Assets are discussed in footnote 11.

On July 1, 2002, the Company acquired 100% of the outstanding ownership interests of CJD & Associates, L.L.C. and $1,417,000 of the initial purchase price was allocated to renewal rights. The sellers may be entitled to an increase of the initial purchase price based on the amount of monthly net revenues received in future periods. In accordance with FAS 141, “Business Combinations,” any such payments for an increased purchase price will be recorded as Amortizable Intangible Assets when made. Additional payments of the purchase price have been made in the amount of $3,283,000 since the initial purchase.

As a result of the acquisition of CJD & Associates, L.L.C. on July 1, 2002, the Company recorded additional Amortizable Intangible Assets of $26,000 (net of accumulated amortization of $169,000).

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

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

Subsequent to the initial recording at fair value, the amortizable intangible asset is evaluated and measured annually for impairment. The impairment testing is performed by two different methods of analysis. The first method is a cash flow analysis to determine if there are sufficient operating cash flows. The second method is a fair market value analysis based primarily on comparative sales data. If analysis indicates that operating cash flows are insufficient or the asset’s fair value is less than its book value, then an impairment has occurred and the Company writes down the asset to the estimated fair value. No impairment was recognized for the years ended December 31, 2007, 2006 or 2005.

(h)	Goodwill

Goodwill represents the amount by which the cost of an acquisition exceeded the fair values of net assets in excess of the fair values of liabilities acquired by the Company in transactions accounted for using the purchase method of accounting. The Company periodically reviews goodwill to determine whether there have been any events or circumstances to indicate that the recorded amounts are not recoverable from projected undiscounted net operating cash flows. If the projected undiscounted net operating cash flows are less than the carrying amount, a loss would be recognized to reduce the carrying amount to fair value. During 2007, the Company’s goodwill has been determined to be unimpaired.

(i)	Income Taxes

Net income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. Deferred tax liabilities were recorded in 2007 and 2006 to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.

(j)	Investment in Businesses

The amount of assets included in the “Investment in Businesses” category is the total of purchase prices paid, or market prices if lower, for business assets, primarily renewal rights, that Brooke Capital Corporation acquires to hold in inventory for sale to its franchisees. Renewal rights associated with businesses that the Company plans to own and operate for less than one year are considered inventory and are not amortized (see footnote 1(g)) because the residual values of those assets are expected to be the same at the time of sale to franchisees as at the time of acquisition by the Company. Typically, the Company acquires and sells the business assets simultaneously. If the assets are not sold simultaneously, then the Company operates the business until sold and records the income and expense associated with the business. The amount of income and expenses associated with inventoried businesses is not considered material by the Company. The number of businesses purchased for this purpose for the years ended December 31, 2007 and 2006 was 19 and 33, respectively. Correspondingly, the number of businesses sold from inventory for the year ended December 31, 2007 and 2006 was 16 and 34, respectively. At December 31, 2007 and 2006, the “Investment in Businesses” inventory consisted of 6 businesses and 3 businesses, respectively, with fair market values totaling $9,413,000 and $2,333,000, respectively.

(k)	Gain or Loss on Sale of Businesses

“Investment in Businesses” gains or losses are the difference between the sales price and the book value of the business, which is carried at the lower of cost or fair value. Businesses are typically sold in the same units as purchased. However, in instances where a part of a business unit is sold, management estimates the fair value of the portion of the business unit being sold. The difference between the sales price and the resulting fair value estimation is the amount of the gain or loss. Any such fair value estimation is evaluated for reasonableness by comparing the market value estimation of the portion being sold to the book value for the

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

entire business unit. Fair value estimations are based on comparable sales information that takes into consideration business characteristics such as customer type, customer account size, supplier size and billing methods.

(l)	Deferred Charges

Deferred charges include loan fees paid in 2004, 2005 and 2007 to establish and increase a line of credit with DZ BANK AG Deutsche Zentral-Genossenschaftsbank. Associated costs totaled $1,741,000, of which $696,000 was paid in 2004 to establish the line of credit and $300,000 was paid in 2005 to increase the line of credit and $745,000 was paid in 2007 to further increase the line of credit. Also included in deferred charges are costs associated with fees paid to establish lines of credit with Fifth Third Bank and Home Federal Savings and Loan Association of Nebraska in 2006. These costs totaled $423,000 and $168,000, respectively, and were paid in 2006. These costs are amortized over the period ending at the maturity date of the respective line of credit. Additional deferred charges include $4,839,000 in fees paid in association with the $45,000,000 subordinated debt issuance that occurred in November 2006. These costs are amortized over the period ending at the maturity date of the subordinated debt. Net of amortization, the balance of all such amounts was $5,354,000 and $5,884,000 at December 31, 2007 and 2006, respectively.

Commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new business have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are being amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy reserves. Net of amortization, the balance was $5,406,000 and $5,210,000 at December 31, 2007 and 2006, respectively.

Commissions and other costs of acquiring property and casualty insurance, which vary with, and are primarily related to, the production of new business, have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are being amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy reserves. Net of amortization, the balance was $550,000 at December 31, 2007.

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

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

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

Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding. The dilutive calculation of earnings per share can be anti-dilutive if the dividends paid on preferred stock are greater than the common stock earnings per share. If this occurs, these shares are eliminated for the calculation. Total preferred stock dividends declared during the years ended December 31, 2007, 2006 and 2005 were $2,894,000, $869,000 and $194,000, respectively.

	Years Ended
	December 31, 2007	December 31, 2006	December 31, 2005
	(In thousands, except per share data)

Basic Earnings Per Share
Net Income	$1,595	$10,742	$9,705
Less: Preferred Stock Dividends	(2,894)	(869)	(194)

Income Available to Common Stockholders	(1,299)	9,873	9,511
Average Common Stock Shares	13,568	12,510	10,643

Basic Earnings Per Share	$(0.10)	$0.79	$0.89

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

	December 31, 2007		December 31, 2006		December 31, 2005

Diluted Earnings Per Share
Net Income		$1,595		$10,742		$9,705
Less: Preferred Stock Dividends on Non-Convertible Shares		(194)		(194)		(194)

Income Available to Common Stockholders		1,401		10,548		9,511
Average Common Stock Shares	13,568		12,510		10,643
Plus: Assumed Exercise of 1,176,471 Preferred Stock*	1,176		1,176
Plus: Assumed Exercise of 124,540 Stock Options	125	14,869	229	13,915	359	11,002

Diluted Earnings Per Share		$(0.10)		$0.76		$0.86

*The convertible preferred stock is anti-dilutive at December 31, 2007. These shares are excluded from the dilution calculation and included as preferred stock dividend.

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

(p)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, except for the following qualifying special purpose entities: Brooke Acceptance Company, LLC, Brooke Captive Credit Company 2003, LLC, Brooke Capital Company, LLC, Brooke Securitization Company 2004A, LLC, Brooke Securitization Company V, LLC, Brooke Securitization 2006-1, LLC and Brooke Master Trust, LLC. These qualifying special purpose entities were formed for the sole purpose of acquiring loans in connection with the securitization of agency loans. Each is treated as its own separate and distinct entity. Qualifying special purpose entities are specifically excluded from consolidation under FIN 46(R), “Consolidation of Variable Interest Entities.”

The Company owns controlling interest in Brooke Capital Corporation and Brooke Credit Corporation. Accordingly, the results of operations and balance sheets accounts at December 31, 2007 are included in the Company’s consolidated financial statements.

On January 8, 2007, the Company completed the acquisition of Generations Bank. The Company assigned its rights and obligations under the Agreement to its wholly owned subsidiary, Brooke Bancshares, Inc. (formerly Brooke Brokerage Corporation), prior to closing. Accordingly, the Bank’s balance sheet accounts at December 31, 2007 and results of operations since January 8, 2007 are included in the Company’s consolidated financial statements.

On March 30, 2007 the Company purchased Delta Plus Holdings, Inc. The balance sheet accounts at December 31, 2007 and results of operations since March 30, 2007 are included in the Company’s consolidated financial statements.

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

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

(s)  Other Assets

The Company has purchased certain lottery prize cash flows, representing the assignments of the future payment rights from lottery winners at a discounted price. Payments on these cash flows will be made by state run lotteries and as such are backed by the general credit of the respective states. At December 31, 2007 and 2006, the carrying value of these other assets was approximately $3,527,000 and $3,067,000, respectively.

(s)  Advertising

The Company expenses the costs of advertising as they are incurred. Total advertising and marketing expenses for the years ended December 31, 2007, 2006 and 2005 was $14,950,000, $13,224,000 and $10,306,000, respectively.

(t)  Restricted Cash

Cash payments are made monthly to First National Bank of Phillipsburg as trustee for the Industrial Revenue Bonds. These funds are held by the trustee for payment of semi-annual interest and principal payments to bond holders on January 1st and July 1st. The amount of cash held at First National Bank of Phillipsburg at December 31, 2007 and 2006 was $73,000 and $71,000, respectively.

The Company holds insurance commissions for the special purpose entities Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Securitization Company 2004A, LLC, Brooke Capital Company, LLC, Brooke Securitization Company V, LLC and Brooke Securitization Company 2006-1 for the purpose of making future loan payments, and the use of these funds is restricted until the next monthly loan payment is made. The amount of commissions held at December 31, 2007 and 2006 was $171,000 and $615,000, respectively.

The Company holds amounts in escrow in a cash account for certain borrowers for the purpose of paying debt service, property taxes and/or property insurance typically paid during the first year of the loan financing. The amount of escrowed cash held at December 31, 2007 and 2006 was $210,000 and $564,000, respectively.

(u)  Securities

The carrying values of securities were $89,634,000 and $50,322,000 at December 31, 2007 and 2006, respectively, and consisted primarily of three types of securities (or retained residual assets): interest-only strip

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

receivables in loans sold; retained over-collateralization interests in loans sold and cash reserves. These securities are classified as available for sale under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The aggregate carrying values of $87,763,000 and $50,320,000 at December 31, 2007 and 2006, respectively, for the corresponding marketable securities approximates the fair value as calculated by the Company using reasonable assumptions. The value of the Company’s retained residual assets is subject to credit and prepayment risks on the transferred financial assets.

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

When the Company sells notes receivable to qualifying special purpose entities that qualify as true-sales under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS 140”), a gain on sale is recognized when the note receivables are sold. When the Company sells notes receivable to qualifying special purpose entities, it typically retains the interest rights. The component of the gain on sale of notes receivable to qualifying special purpose entities is the gain on sale recorded associated with the interest-only strip receivable and retained interest benefit as described below, net of direct expenses. Unlike participation sales, for loans sold to qualifying special purpose entities an unaffiliated third party is the servicer and the Company acts as a secondary or sub-servicer. As such, no servicing asset or liability is recorded.

When the Company sells notes receivable to qualifying special purpose entities, it retains an interest-only strip receivable or retained interest. The carrying values of the interest-only strip receivable in loans sold to qualifying special purpose entities were $28,144,000 and $12,094,000 at December 31, 2007 and December 31, 2006, respectively. The amount of gain or loss recorded on the sale of notes receivable to qualifying special purpose entities depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the assets retained based on their relative fair value at the date of transfer. To initially obtain fair value of the retained interest-only strip receivable resulting from the sale of notes receivable to qualifying special purpose entities, quoted market prices are used if available. However, quotes are generally not available for such retained residual assets. Therefore, the Company typically estimates fair value for these assets. The fair value of the interest-only strip receivables retained is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (12.00% annually at December 31, 2007, and 10.00% annually at December 31, 2006) and discount rates (11.00%) commensurate with the risks involved. The amount of unrealized gain (loss) on the retained residual assets was ($89,000), $89,000 and $575,000 at December 31, 2007, 2006 and 2005 respectively. The interest-only strip receivables have varying dates of maturity ranging from the fourth quarter of 2015 to the second quarter of 2021.

When the Company sells notes receivable to qualifying special purpose entities, it retains an over-collateralization interests in loans sold and cash reserves. The carrying values of retained over-collateralization interests were $58,769,000 and $37,003,000 at December 31, 2007 and December 31, 2006, respectively. The carrying values of cash reserves were $850,000 and $1,223,000 at December 31, 2007 and December 31, 2006, respectively. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have issued asset-backed securities has been estimated at the par value (carrying value) of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have secured bank debt, is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (12.00% annually at December 31, 2007, and 10.00% annually at December 31, 2006) and discount rates (11.00%) commensurate with the risks involved. The cash reserves do not represent

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

credit enhancement reserves for benefit of the asset-backed security holders and creditors of the qualifying special purpose entities. These reserves are for the benefit of the third party trustee and servicer and if not used for excessive trustee and servicer expenses, the funds will be returned to the Company once the last note receivable held by the qualifying special purpose entity has matured. If excessive expenses are incurred by the trustee and servicer the Company will expense the reduction of the cash reserve. No excessive expenses have been incurred by the trustees and servicers to date. Therefore, the fair value of the cash reserves has been estimated at the cash value of the reserve account.

The notes receivable sold in April 2003, November 2003, June 2004, March 2005, December 2005 and July 2006 involved the issuance of asset-backed securities by the following qualifying special purpose entities: Brooke Acceptance Company, LLC; Brooke Captive Credit Company 2003, LLC; Brooke Securitization Company 2004A, LLC; Brooke Capital Company, LLC; Brooke Securitization Company V, LLC; and Brooke Securitization Company 2006-1, LLC, respectively. In September 2006, Brooke Warehouse Funding, LLC entered into a receivables financing agreement with Fifth Third Bank which was classified as secured borrowings. However, in March 2007, Brooke Warehouse’s Fifth Third facility was paid off and replaced with a new off balance sheet facility through Brooke Warehouse Funding, LLC’s wholly-owned qualifying special purpose entity, Brooke Acceptance Company 2007-1, LLC. Therefore, the loans sold in March 2007 to Brooke Warehouse Funding, LLC, the Company’s special purpose entity, involved the incurrence of debt owed to Fifth Third Bank by Brooke Acceptance Company 2007-1, LLC, a wholly-owned qualifying special purpose entity subsidiary of the Brooke Warehouse Funding, LLC. Loans sold to Brooke Warehouse Funding, LLC are participated to Brooke Acceptance Company 2007-1, LLC which are then pledged to Fifth Third Bank for the off balance sheet debt. The purchase of loans by Brooke Warehouse Funding, LLC, the participation of those loans to Brooke Acceptance Company 2007-1, LLC and the pledge to Fifth Third Bank occurred simultaneously. In December 2007 Brooke Acceptance Company 2007-1, LLC was replaced by Brooke Master Trust, LLC. Loans now sold to Brooke Warehouse Funding, LLC are participated to Brooke Master Trust, LLC which are then pledged to Fifth Third Bank for the off-balance sheet debt.

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

Although the Company does not provide recourse on the transferred notes and is not obligated to repay amounts due to investors and creditors of the qualifying special purpose entities, its retained assets are subject to loss, in part or in full, in the event credit losses exceed initial and ongoing management assumptions used in the fair market value calculation. Additionally, a partial loss of retained assets could occur in the event actual prepayments exceed management’s initial and ongoing assumptions used in the fair market calculation. In the fourth quarter of 2007, the Company wrote down the value of the securities balance by $5,517,000 due to expected credit losses on loans in its securitizations, actual prepayments exceeding assumed prepayments, and an increase in the prepayment assumption going forward.

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

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

secured by the qualifying special purpose entities, the Company will not receive full return of its retained assets until all obligations of the qualifying special purpose entities with respect to underlying loans are met.

Subsequent to the initial calculation of the fair value of retained interest, the Company utilizes a fair market calculation methodology (utilizing the same methodology used to establish the initial fair value) to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. Additionally, the Company completes an ongoing analysis of key assumptions used in the fair market value calculation to ensure that such assumptions used in the calculation are viable, based on current and historical prepayments and credit loss trends within similar asset types. Based upon this analysis and due to recent prepayment trends, the prepayment rate assumption used in the asset valuation was increased from 10% to 12% annually in the fourth quarter of 2007. All other assumptions remained the same. Management may make necessary adjustments to key assumptions based on current and historical trends, which may result in an immediate reduction or impairment loss in the fair market value of retained interest. During 2007 and 2006, the securitized pools of loans experienced an increase in the prepayment rate, and as a result, management determined that an “other than temporary” impairment occurred. The Company recorded an impairment losses related to the prepayment rate of $778,000 and $329,000, respectively, for the years ended December 31, 2007 and 2006. Summarized in footnote 2 is a sensitivity analysis or stress test on retained interests to determine the impact of a 10% and 20% variance in key assumptions currently used by management to calculate the fair value of retained interests.

Footnote 2 also contains a table summarizing the principal balances of loans managed by the Company. Included within the table are delinquency and net credit loss trends of managed receivables at December 31, 2007 and December 31, 2006.

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

Trading securities are those securities that may be purchased and held principally for the purpose of selling in the near term. Such securities are carried at fair value with unrealized gains or losses included in earnings. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Unrealized losses for securities classified as held to maturity and available for sale judged to be other than temporary are charged to operations. As of December 31, 2007 and December 31, 2006, all investment securities within the Company’s portfolio were classified as available-for-sale.

The Company acquired approximately 9% of the stock outstanding in First American Capital Corporation in October 2003 for $772,000. This investment was subsequently sold in March 2005 for $770,000.

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

(v)  Insurance Losses and Loss Expenses

Insurance losses to be incurred and loss expenses to be paid by DB Indemnity, Ltd. and Delta Plus Holdings, Inc. are estimated and recorded when advised by the insured. Outstanding losses and loss expense adjustments represent the amounts needed to provide for the estimated ultimate cost of settling claims relating to insured events that have occurred before the balance sheet date. These amounts are based upon estimates of losses reported by the insureds plus an estimate for losses incurred but not reported.

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

The Company has established an allowance of $7,840,000 at December 31, 2007, for losses on property and casualty insurance policies issued by Traders Insurance Company. Reserves of $600,000 and $350,000 at December 31, 2007 and 2006, respectively, were established for claims on financial guaranty policies issued by DB Indemnity, Ltd. on loans originated by the Company’s finance subsidiary.

(w)  Other Operating Interest Expense

Operating interest expense includes interest paid by the Company’s finance subsidiary to DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Fifth Third Bank, and Home Federal Savings and Loan Association of Nebraska on line of credit loans for the purpose of originating insurance agency loans, originating funeral home loans and financing the over-collateralization portion of loans funded with the other lines of credit, and is, therefore, an operating expense. The interest paid on these lines of credit for the years ending December 31, 2007, 2006 and 2005 was $2,919,000, $3,125,000, and $1,675,000, respectively. The finance subsidiary also paid interest to bondholders until the bonds were called in August 2005 and paid in full. The funds received from the sale of the bonds were for the purpose of originating loans and the associated interest expense is, therefore, an operating expense. Bond interest expenses for the years ended December 31, 2007, 2006 and 2005 were $0, $0 and $245,000, respectively. The Company also paid interest to debenture holders until the debentures were called and paid in full in December 2005. The funds received from the sale of debentures were used by the finance subsidiary to originate loans and the associated interest expense is, therefore, an operating expense. The debenture interest expenses for the years ended December 31, 2007, 2006 and 2005 were $0, $0 and $202,000, respectively.

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

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

value of the stock option: expected stock volatility of 10%; risk-free interest rate of 5%; and dividend rate of 1%. See footnote 12 for additional disclosures.

	2007	2006	2005
	(In thousands, except per share data)

Net income as reported	$1,595	$10,742	$9,705
Total stock-based employee compensation cost determined under fair value method for all awards, net of related income tax effects			(64)
Pro forma net income			9,641
Basic earnings per share:
As reported	(0.10)	0.79	0.89
Pro forma			0.89
Diluted earnings per share:
As reported	(0.10)	0.76	0.86
Pro forma			0.86

(y)  Interest-only Strip Receivable

The aggregate carrying values of interest-only-strip receivables were $7,749,000 and $4,497,000 at December 31, 2007 and 2006, respectively. Interest-only strip receivables represent the fair value of an asset resulting from the sale of notes receivable to a participating bank. The amount of unrealized gain (loss) on the interest-only strip receivable was $273,000 and $94,000 and ($93,000) at December 31, 2007, 2006 and 2005, respectively. The interest-only strip receivables have varying maturities ranging from the second quarter of 2010 to the fourth quarter of 2026.

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

(z)  Investments

The amortized cost and fair value of investments at December 31, 2007 and December 31, 2006 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

December 31, 2007:
U.S. Treasury	$1,729	$30	$—	$1,759
U.S. Government Agency	28,267	51	105	28,213
Corporate bonds	20,678	144	750	20,072

Total	$50,674	$225	$855	$50,044

Equity securities	$829	$119	$105	$843

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

December 31, 2006:
U.S. Government Agency	1,559	10	18	1,551
Corporate bonds	10,973	75	300	10,748

Total	$12,532	$85	$318	$12,299

Equity securities	$258	$29	$4	$283

The amortized cost and fair value of fixed maturities at December 31, 2007, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.

	Amortized Cost	Fair Value
	(In thousands)

Due in one year or less	$2,323	$2,319
Due after one year through five years	8,759	8,712
Due after five years through ten years	9,717	9,413
Due after ten years	6,145	5,942
Mortgage-backed bonds	23,730	23,658

	$50,674	$50,044

The fair values for investments in fixed maturities are based on quoted market prices.

Brooke Savings Bank has blanket collateral agreements with the Federal Home Loan Bank in order to obtain advances. At December 31, 2007, overnight advances of $9,522,000 were outstanding and secured by qualifying mortgage-backed securities, with fair values of approximately $13,293,000.

Included in investments are securities, which have been pledged to various state insurance departments. The fair values of these securities were $4,842,000 and $2,061,000 at December 31, 2007 and 2006, respectively.

The Company has a policy and process in place to identify securities that could potentially have an impairment that is other-than-temporary. This process involves monitoring market events that could impact issuers’ credit ratings, business climate, management changes, litigation and government actions, and other similar factors. On a regular basis, all securities are reviewed in an effort to determine each issuer’s ability to service its debts and the length of time the security has been trading below cost. This process includes an assessment of the credit quality of each investment in the entire securities portfolio. The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other-than-temporary. Relevant facts and circumstances considered include: (1) the length of time the fair value has been below cost; (2) the financial position of the issuer, including the current and future impact of any specific events; and (3) the Company’s ability and intent to hold the security to maturity or until it recovers in value. Based on the performance of these procedures, no securities are deemed to be other-than-temporarily impaired by the Company.

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

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

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

The Company owned 191 and 68 securities that were in an unrealized loss position at December 31, 2007 and 2006 respectively. The following tables provide information regarding unrealized losses on investments available for sale, as of December 31, 2007 and 2006.

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

December 31, 2007:
U.S. Government Agency	$18,409	$98	$1,142	$7	$19,551	$105
Corporate bonds	4,514	194	7,936	556	12,450	750

Total	$22,923	$292	$9,078	$563	$32,001	$855

Equity securities	$95	$46	$220	$59	$315	$105

	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(In thousands)

December 31, 2006:
U.S. Government Agency	$—	$—	$695	$18	$695	$18
Corporate bonds	4,360	78	4,743	222	9,103	300

Total	$4,360	$78	$5,438	$240	$9,798	$318

Equity securities	$2	$—	$96	$4	$98	$4

(aa)  Policy and Contract Liabilities

Annuity contract liabilities (future annuity benefits) are computed using the retrospective deposit method and consist of policy account balances before deduction of surrender charges, which accrue to the benefit of policyholders. Premiums received on annuity contracts are recognized as an increase in a liability rather than premium income. Interest credited on annuity contracts is recognized as an expense. The range of interest crediting rates for annuity products was 4.25 to 5.25 percent in 2007 and 4.25 to 5.35 percent in 2006.

Traditional life insurance policy benefit liabilities (future policy benefits) are computed on a net level premium method using assumptions with respect to current yield, mortality, withdrawal rates, and other assumptions deemed appropriate by the Company. Reserve interest assumptions, including the impact of grading for possible adverse deviations, ranged from 4.00 to 7.25 percent.

Policy claim liabilities represent the estimated liabilities for claims reported plus claims incurred but not yet reported. The liabilities are subject to the impact of actual payments and future changes in claim factors.

Policyholder premium deposits represent premiums received for payment of future premiums on existing policyholder contracts. Interest was credited on these deposits at a rate of 4 percent in 2007 and 2006,

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

respectively. The premium deposits are recognized as an increase in a liability rather than premium income. Interest credited on the premium deposits is recognized as an expense.

(bb)  Warrant Obligation

The warrant obligation consisted of the detachable warrants for Brooke Credit Corporation common stock issued in connection with Brooke Credit Corporation’s debt offering during the fourth quarter of 2006. The detachable noteholder warrants are within the scope of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 requires issuers to classify as liabilities (or assets under certain circumstances) free-standing financial instruments which, at inception, require or may require an issuer to settle an obligation by transferring assets.

SFAS 150 requires the detachable warrants issued to the noteholders to be classified as a liability since warrants incorporated a put option. The holders of these warrants could exercise their rights to force Brooke Credit Corporation to repurchase the warrants and/or warrant shares at the appraised value of the common stock, less the warrant exercise price of $0.01 per share. The fair market value of the warrants at the close of the offering, on November 1, 2006, was $2,737,000, using a valuation model obtained from a third-party valuation expert.

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

Also in accordance with SFAS 150, the noteholder warrants were initially recorded as a discount to the notes based on the fair market value of the warrants at November 1, 2006, or approximately $2,737,000. The discount on the notes was to be amortized over the life of the notes using the effective interest method. During July 2007, the warrants were amended to remove the put option. The decrease in the market value of the liability from the beginning of 2007 through July 2007, $467,000, was recorded as a reduction of other interest expense. The amount of amortization resulting from discount accretion for the year ended December 31, 2006 was $41,000.

(cc)  Advertising Supply Inventory

In conjunction with the construction of an advertising/marketing center in Phillipsburg, Kansas the Company now retains large quantities of marketing materials that franchisees use to promote their businesses. These marketing supplies may be held in inventory for a period of up to 12 months before delivery to franchisees.

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

(dd)  Deposits

Deposits as of December 31, 2007 are summarized below:

2007
Amount
(In thousands)

Noninterest-bearing checking	$2,326
Savings	57
Interest-bearing checking	8,000
Money market	4,396

14,779
Certificates of deposit	7,827
IRAs	345

$22,951

As of December 31, 2007, scheduled maturities of certificates of deposit and IRA accounts are shown below:

Amount
(In thousands)
Within one year	$6,529
One to three years	1,148
Three to five years	495
Over five years	—

$8,172

As of December 31, 2007, there were 26 certificate of deposit accounts of $100,000 or more totaling $4,627,000. These deposits are insured up to $100,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation and is backed by the full faith and credit of the U.S. government.

Regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict usage of a portion of Brooke Savings Bank’s available cash balances from everyday usage in its operations. The minimum reserve requirements as of December 31, 2007 totaled $157,000.

Interest expense on deposits totaled approximately $502,000 for the year ended December 31, 2007

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

2.  Notes Receivable

At December 31, 2007 and 2006, accounts and notes receivable consist of the following:

	12/31/2007	12/31/2006
	(In thousands)

Business loans	$606,596	$422,684
Less: Business loans sold	(517,743)	(324,389)
Commercial real estate loans	96,024	60,594
Less: Real estate loans sold	(60,672)	(21,585)
Loans with subsidiaries	19,786	5,858
Less: Subsidiary loans sold	(19,786)	(5,858)
Plus: Loans sold not classified as a true sale	39,452	26,849
Other Loans	681	—

Total notes receivable, net	164,338	164,153
Interest earned not collected on notes*	7,132	3,401
Customer receivables	27,687	22,769
Deferred loan fees	(10)	—
Allowance for doubtful accounts	(2,959)	(1,466)

Total accounts and notes receivable, net	$196,188	$188,857

*	The Company has a corresponding liability for interest payable to participating lenders in the amounts of $1,609,000 and $903,000 at December 31, 2007 and 2006, respectively.

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

The transfers that do not meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as secured borrowings and the balances are recorded as both a note receivable asset and participation payable liability. At December 31, 2007 and December 31, 2006, secured borrowings totaled $39,452,000 and $26,849,000, respectively.

Of the notes receivable sold, at December 31, 2007 and 2006, $538,963,000 and $319,125,000, respectively, were accounted for as sales because the transfers meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

In April 2003, Brooke Credit Corporation sold $15,825,000 of loans to qualifying special purpose entity Brooke Acceptance Company LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $13,350,000 of asset-backed securities were issued to accredited investors by Brooke Acceptance Company LLC. Brooke Credit Corporation received servicing income of $3,000, $6,000 and $8,000, respectively, from the primary servicer for the years ended December 31, 2007, 2006 and 2005. The fair value of the interest-only strip receivable retained, the fair value of the difference between loans sold

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

and securities issued to accredited investors (or the retained equity) and the fair value of cash reserves were recorded on the Company’s books as a security with balances of $1,054,000 and $2,307,000, respectively, on December 31, 2007 and 2006. At December 31, 2007, this security is comprised of retained interest-only strip receivables totaling $80,000, retained equity in the special purpose entity totaling $849,000 and cash reserves totaling $125,000.

In November 2003, Brooke Credit Corporation sold $23,526,000 of loans to qualifying special purpose entity Brooke Captive Credit Company 2003, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $18,500,000 of asset-backed securities were issued to accredited investors by Brooke Captive Credit Company 2003, LLC. Brooke Credit Corporation received servicing income of $4,000, $8,000 and $12,000, respectively, from the primary servicer for the years ended December 31, 2007, 2006 and 2005. The fair value of the interest-only strip receivable retained, the fair value of the difference between loans sold and securities issued to accredited investors (or the retained equity) and the fair value of cash reserves were recorded on the Company’s books as a security with balances of $1,263,000 and $3,511,000, respectively, on December 31, 2007 and 2006. At December 31, 2007, this security is comprised of retained interest-only strip receivables totaling $108,000, retained equity in the special purpose entity totaling $1,030,000 and cash reserves totaling $125,000.

In June 2004, Brooke Credit Corporation sold $24,832,000 of loans to qualifying special purpose entity Brooke Securitization Company 2004A, LLC. This sale represents a loan securitization for which an interest receivable was retained. Of the loans sold, $20,000,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company 2004A, LLC. Brooke Credit Corporation received servicing income of $5,000, $8,000, and $10,000, respectively, from the primary servicer for the years ended December 31, 2007, 2006 and 2005. The fair value of the interest-only strip receivable retained, the fair value of the difference between loans sold and securities issued to accredited investors (or the retained equity) and the fair value of cash reserves were recorded on the Company’s books as a security with balances of $2,837,000 and $3,612,000, respectively, at December 31, 2007 and December 31, 2006. At December 31, 2007, this security is comprised of retained interest-only strip receivables totaling $987,000, retained equity in the special purpose entity totaling $1,725,000 and cash reserves totaling $125,000.

In March 2005, the Company sold $40,993,000 of loans to qualifying special purpose entity Brooke Capital Company, LLC. This sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $32,000,000 of asset-backed securities were issued to accredited investors by Brooke Capital Company, LLC. Brooke Credit Corporation received servicing income of $30,000, $36,000 and 32,000, respectively, from the primary servicer for the years ending December 31, 2007, 2006 and 2005. The fair value of the interest-only strip receivable retained, the fair value of the difference between loans sold and securities issued to accredited investors (or the retained equity) and the fair value of cash reserves were recorded on the Company’s books as a security with balances of $5,902,000 and $9,339,000, respectively on December 31, 2007 and 2006. At December 31, 2007, this security is comprised of retained interest-only strip receivables totaling $1,810,000, retained equity in the special purpose entity totaling $3,967,000 and cash reserves totaling $125,000.

In December 2005, the Company sold $64,111,000 of loans to qualifying special purpose entity Brooke Securitization Company V, LLC. The sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $51,500,000 of asset-backed securities were issued to accredited investors by Brooke Securitization Company V, LLC. Brooke Credit Corporation received servicing income of $45,000, $61,000 and $6,000, respectively, from the primary servicer for the years ending December 31, 2007, 2006 and 2005. The fair value of the interest-only strip receivable retained, the fair value of the difference between loans sold and securities issued to accredited investors (or the retained equity) and the fair value of cash reserves were recorded on the Company’s books as a security with a balance of $9,285,000 and $14,891,000, respectively, on December 31, 2007 and 2006. At December 31, 2007, this security is comprised of retained

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

interest-only strip receivables totaling $2,995,000, retained equity in the special purpose entity totaling $6,115,000 and cash reserves totaling $175,000.

In July 2006, the Company sold $65,433,000 of loans to qualifying special purpose entity Brooke Securitization Company 2006-1, LLC. The sale represents a loan securitization in which an interest receivable was retained. Of the loans sold, $52,346,000 of asset-backed securities were issued to an accredited investor by Brooke Securitization Company 2006-1, LLC. The Company received servicing income of $59,000 and $28,000, respectively, from the primary servicer for the years ending December 31, 2007 and 2006. The fair value of the interest-only strip receivable retained, the fair value of the difference between loans sold and securities issued to the accredited investor (or the retained equity) and the fair value of cash reserves were recorded on the Company’s books as a security with a balance of $13,977,000 and $16,660,000, respectively, on December 31, 2007 and 2006. At December 31, 2007, this security is comprised of retained interest-only strip receivables totaling $3,227,000, retained equity in the special purpose entity totaling $10,575,000 and cash reserves totaling $175,000.

In March 2007, Brooke Credit Corporation initiated a $150,000,000 facility to sell, on a revolving basis, a pool of its loans, while retaining residuals assets such as interest-only strip receivables and a subordinated over-collateralization interest in the receivables. The eligible receivables are sold to Brooke Warehouse Funding, LLC, a wholly owned bankruptcy-remote special purpose entity, without legal recourse to Brooke Credit Corporation. Brooke Warehouse Funding, LLC then entered into a participation agreement with Brooke Acceptance Company 2007-1, LLC to sell an undivided senior participation interest in all of the assets of Brooke Warehouse Funding, LLC. Brooke Acceptance Company 2007-1, LLC entered into an amended and restated receivables financing agreement with Fifth Third Bank which extended a credit facility to Brooke Acceptance Company 2007-1 LLC to provide funds to acquire such participation interests with a facility line of credit of $150,000,000. The facility qualifies for true sale treatment under SFAS 140. As of December 31, 2007, the outstanding balance of sold accounts receivable held by Brooke Warehouse Funding, LLC and participated to Brooke Acceptance Company 2007-1, LLC totaled $181,093,000 which were removed from the consolidated balance sheet at that date. The fair value of the difference between loans sold and advanced portion on the facility, or the fair value of retained residual assets, were recorded on the Company’s books as a security with balances of $53,445,000 on December 31, 2007. This retained security is comprised of retained interest-only strip receivable totaling $18,937,000 and retained over-collateralization interests in the special purpose entity totaling $34,508,000. The Company received servicing income as sub-servicer of the facility of $150,000 for the year ended December 31, 2007. The facility contains the following financial covenants: minimum stockholders’ equity of $80 million, positive consolidated net income for the four fiscal quarter period then ending, maximum prepayment rate on the Company’s loan portfolio of 20%; maximum loan loss rate of 1.5%; minimum fixed charge coverage ratio as scheduled; maximum cash leverage ratio as scheduled; and maximum total leverage ratio as scheduled. The facility contains other restrictions, including but not limited to: the incurrence of indebtedness and liens; the reorganization, transfer and merger of the Company; the disposal of its properties other than in the ordinary course of business; entering into transactions with affiliates or into material agreements other than in the ordinary course of business; entering into pledge and negative pledge agreements; and the declaration of dividends, except in limited circumstances.

Also included in securities were amounts held due to the timing of loan payments and payments to the asset-backed security holders. At December 31, 2007 and 2006, these amounts totaled $983,000 and $463,000, respectively.

At December 31, 2007 and 2006, the Company had transferred assets with balances totaling $538,963,000 and $319,125,000, respectively, resulting in pre-tax gains for the years ended December 31, 2007, 2006 and 2005 of $13,644,000, $5,334,000 and $6,086,000, respectively.

At December 31, 2007 and December 31, 2006, the fair value of retained interest-only strip receivables recorded by the Company was $35,893,000 and $16,591,000, respectively. Of the totals at December 31, 2007,

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

$7,749,000 was listed as interest-only strip receivable on the Company’s balance sheet and $28,144,000 in retained interest-only strip receivable carried in the Company’s securities. Of the totals at December 31, 2006, $4,497,000 was listed as interest-only strip receivable on the Company’s balance sheet and $12,094,000 in retained interest-only strip receivables carried in the Company’s securities.

Of the business and real estate loans at December 31, 2007 and December 31, 2006, $130,000 and $2,247,000, respectively, in loans were sold to various participating lenders with recourse to Brooke Credit Corporation. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Brooke Credit Corporation against liquidation proceeds in the amount of regular loan payments. At December 31, 2007, all such recourse loans: a) had no balances more than 60 days past due; and b) had adequate collateral. No recourse loan participations were in default at December 31, 2007.

At December 31, 2007 and December 31, 2006, the value of the servicing asset recorded by the Company was $6,025,000 and $4,512,000, respectively.

At December 31, 2007 and December 31, 2006, the value of the servicing liability recorded by the Company was $16,000 and $24,000, respectively.

At December 31, 2007, key economic assumptions used in measuring the retained interest-only strip receivables and servicing assets when loans were sold during the year were as follows (rates per annum):

Business Loans
(Fixed & Adjustable
Rate Stratum)*

Prepayment speed***	12.00%
Weighted average life (months)	138
Expected credit losses	0.50%
Discount rate**	11.00%

*	Rates for these loans are adjusted based on an index (for most loans, the New York prime rate plus 3.50%). Contract terms vary but, for most loans made prior to the third quarter of 2004, the rate is adjusted annually on December 31st. Beginning in the third quarter of 2004, contract terms on new loans are adjusted monthly or daily to an index as noted above.

**	During the fourth quarter of 2005 the discount rate assumption was changed from 8.50% to 11.00%.

***	During the fourth quarter of 2007, the prepayment speed assumption was changed from 10.00% to 12.00%.

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2007, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

Business Loans
(Fixed & Adjustable
Rate Stratum)
(In thousands
except percentages)

Prepayment speed (annual rate)**	12.00%
Impact on fair value of 10% adverse change	$(1,304)
Impact on fair value of 20% adverse change	$(2,771)
Expected credit losses (annual rate)	0.50%
Impact on fair value of 10% adverse change	$(377)
Impact on fair value of 20% adverse change	$(753)
Discount rate (annual)*	11.00%
Impact on fair value of 10% adverse change	$(1,265)
Impact on fair value of 20% adverse change	$(2,467)

*	During the fourth quarter of 2005, the discount rate assumption was changed from 8.50% to 11.00%.

**	During the fourth quarter of 2007, the prepayment speed assumption was changed from 10.00% to 12.00%.

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interest-only strip receivables and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interest-only strip receivables and servicing assets on loans sold totaling $538,963,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interest-only strip receivables in loans sold to qualifying special-purpose entities.

The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.

Effect of Increases in Assumed Prepayment Speed on Servicing Asset

	Fixed &
	Adjustable Rate Stratum
	10%	20%
	Prepayment	Prepayment
	Increase	Increase
	(In thousands)

Estimated cash flows from loan servicing fees	$11,113	$10,667
Servicing expense	(1,980)	(1,894)
Discount of estimated cash flows at 11.00% rate	(3,213)	(3,059)

Carrying value of servicing asset after effect of increases	5,920	5,714
Carrying value of servicing asset before effect of increases	6,025	6,025

Decrease of carrying value due to increase in prepayments	$(105)	$(311)

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed &
	Adjustable Rate Stratum
	10%	20%
	Prepayment	Prepayment
	Increase	Increase
	(In thousands)

Estimated cash flows from interest income	$53,686	$51,226
Estimated credit losses	(5,042)	(4,806)
Discount of estimated cash flows at 11.00% rate	(13,950)	(12,987)

Carrying value of retained interests after effect of increases	34,694	33,433
Carrying value of retained interests before effect of increases	35,893	35,893

Decrease of carrying value due to increase in prepayments	$(1,199)	$(2,460)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed &
	Adjustable Rate Stratum
	10%	20%
	Credit Loss	Credit Loss
	Increase	Increase
	(In thousands)

Estimated cash flows from interest income	$56,102	$56,102
Estimated credit losses	(5,825)	(6,354)
Discount of estimated cash flows at 11.00% rate	(14,761)	(14,608)

Carrying value of retained interests after effect of increases	35,516	35,140
Carrying value of retained interests before effect of increases	35,893	35,893

Decrease of carrying value due to increase in credit losses	$(377)	$(753)

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Fixed &
	Adjustable Rate Stratum
	10%	20%
	Discount Rate	Discount Rate
	Increase	Increase
	(In thousands)

Estimated cash flows from loan servicing fees	$11,361	$11,361
Servicing expense	(2,035)	(2,035)
Discount of estimated cash flows	(3,480)	(3,682)

Carrying value of servicing asset after effect of increases	5,846	5,644
Carrying value of servicing asset before effect of increases	6,025	6,025

Decrease of carrying value due to increase in discount rate	$(179)	$(381)

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed &
	Adjustable Rate Stratum
	10%	20%
	Discount Rate	Discount Rate
	Increase	Increase
	(In thousands)

Estimated cash flows from interest income	$56,102	$56,102
Estimated credit losses	(5,296)	(5,296)
Discount of estimated cash flows	(15,999)	(16,999)

Carrying value of retained interests after effect of increases	34,807	33,807
Carrying value of retained interests before effect of increases	35,893	35,893

Decrease of carrying value due to increase in discount rate	$(1,086)	$(2,086)

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

	Recourse & Securitized
	Loans Sold in
	2007*	2006	2005

Actual & Projected Credit Losses (%) at:
December 31, 2007	0.00%	1.41%	2.21%
December 31, 2006		1.95	1.83
December 31, 2005			2.07

*	There were no loans sold in securitizations in 2007.

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

The following table presents quantitative information about the Company managed portfolio, including balances, delinquencies and net credit losses at and for the years ended December 31, 2007 and December 31, 2006. At and for the years ended December 31, 2007 and December 31, 2006, the related party notes did not have any principal amounts 60 or more days past due, nor were there any credit losses on the related party notes.

	Total Principal Amount of		Principal Amounts 60 or
	Loans		More Days Past Due*		Net Credit Losses**
	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2007	2006	2007	2006	2007	2006
	(In thousands)

Loan portfolio consists of:
Loans on balance sheet****	$141,146	$82,111	$13,301	$1,931	$238	$168
Loans on balance sheet held in bankruptcy-remote warehouses	20,207	82,042	—	—	—	—
Off-balance sheet warehouse facility*****	181,093	—	—	—	46	—
Loans participated***	232,144	151,255	7,343	360	—	—
Loans securitized	128,711	167,870	1,898	—	1,301	357

Total loans managed	$703,301	$483,278	$22,542	$2,291	$1,585	$525

*	Loans 60 days or more past due are based on end of period loan balances.

**	Net credit losses are based on total loans outstanding. The net credit losses are net of recoveries, including recoveries from the proceeds of financial guaranty policies.

***	Loans participated represents true sale loan participations sold.

****	Loans on balance sheet exclude reserve for credit loss of $1,655,000 and $0 at December 31, 2007 and 2006.

*****	Net credit losses for loans in the off-balance sheet warehouse facility are accounted for through the valuation of the retained securities.

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

3.	Property and Equipment

A summary of property and equipment and depreciation is as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Furniture and equipment	$7,073	$3,833
Computer equipment	5,669	3,306
Automobiles and airplanes	1,999	1,499
Building and leasehold improvements	11,179	10,174
Land	1,446	1,386

	27,366	20,198
Less: Accumulated depreciation	(8,087)	(4,404)

Property and equipment, net	$19,279	$15,794

Depreciation expense	$1,887	$1,207

4.	Bank Loans, Notes Payable, and Other Long-Term Obligations

	2007	2006
	(In thousands)

Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 9.75%. Interest rates on these notes range from 4.00% to 7.00% and maturities range from January 2008 to September 2015	$19,581	$19,300
Valley View Bank line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit due was extended to August 2008. Interest rate is variable and was 7.00% at December 31, 2007, with interest and principal due monthly	3,989	2,605
Fifth Third Bank, Canadian Branch line of credit. Maximum line of credit available of $10,000,000 (Canadian dollars). Collateralized by notes receivable. Line of credit due February 2007, subsequently extended to February 2008. Interest rate is variable and was 7.00% at December 31, 2007, with interest due monthly	8,967	8,329
Fifth Third Bank, line of credit. Maximum line of credit available of $85,000,000. Collateralized by notes receivable. Line of credit due September 2009. Loan was paid in full on March 30, 2007	—	68,233
Home Federal Savings and Loan Association of Nebraska, line of credit. Maximum line of credit available of $7,500,000. Collateralized by notes receivable. Line of credit due November 2009. Interest rate is variable and was 8.50% at December 31, 2007, with interest and principal due monthly	6,353	7,477
DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit. Maximum line of credit increased from $80,000,000 to $150,000,000 in September 2007. Collateralized by notes receivable. Line of credit due August 2009. Interest rate is variable and was at 6.99% at December 31, 2007, with interest due monthly	14,023	—
Citizens Bank and Trust Company, due February 2009. Interest rate is variable and is due quarterly with principal due at maturity. Interest rate was 7.25% at December 31, 2007. Brooke Corporation has pledged stock it owns in Brooke Credit Corporation and Brooke Capital Corporation	9,000	—

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

	2007	2006
	(In thousands)

Brooke Holdings, Inc., due December 2011. Interest rate is variable and was 10.5% at December 31, 2007. Principal payments of $1,265,000; $1,404,000; $1,559,000 and $8,154,000 are due in 2008, 2009, 2010 and 2011, respectively. Collateralized by stock in subsidiary and other assets	12,382	—
Company debt with banks. These notes are payable to banks and collateralized by various assets of the Company. Interest rates on these notes range from 7.75% to 11.25%. Maturities range from January 2008 to September 2021	39,711	29,030
Falcon Mezz. Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC note payable. This $45,000,000 note has an associated discount of $2,428,000. Collateralized by assets of the Company. The note principal is due at maturity, April 2013. Interest rate is fixed at 12.00%, with interest due quarterly	42,572	42,304

Total bank loans and notes payable	156,578	177,278
Capital lease obligation (See Note 5)	435	515

Total bank loans, notes payable and other long-term obligations	157,013	177,793
Less: Current maturities and short-term debt	(96,001)	(122,003)

Total long-term debt	$61,012	$55,790

Seller notes payable are typically the deferred portion of purchase prices paid by the Company to acquire insurance agencies for resale by the Company to franchisees. Seller notes payable are secured by a collateral interest in the insurance policy renewal rights purchased by the Company. Sellers typically agree that their security interests are subordinate to Brooke Credit’s security interests in the renewal rights of the agency, which also collateralize the loans made by Brooke Credit to franchisees. The renewal rights associated with the collateral interests of seller notes payable had estimated annual commissions of $47,457,000 and $39,369,000 at December 31, 2007 and 2006, respectively.

None of the Amortizable Intangible Assets described in footnote 1(g) and none of the Acquisitions and Divestitures described in footnote 11 were financed with seller note payables at December 31, 2007. Three notes payable to banks for Company debt require the Company to maintain minimum financial ratios or net worth and restrict dividend payments from Brooke Credit Corporation to the Company.

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

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

Third Bank warehouse facility also places restrictions on certain other warehouse line indebtedness to a maximum of $85,000,000.

The note payable to Home Federal Savings and Loan Association of Nebraska contains the following covenant: maintain a minimum stockholders’ equity of $40,000,000 in Brooke Credit Corporation.

The note payable to Falcon Mezzanine Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC contains the following covenants: maximum prepayment rate on Brooke Credit Corporation’s loan portfolio of 20%; maximum loan loss rate of 1.5%; minimum fixed charge coverage ratio as scheduled; maximum cash leverage ratio as scheduled; and maximum total leverage ratio as scheduled. In accordance with SFAS 150, a discount to this note payable was recorded which was based on the fair market value of the noteholder warrants at November 1, 2006, or approximately $2,737,000. The discount on the notes is being amortized over the life of the notes using the effective interest method. The amount of amortization resulting from discount accretion for the year ended December 31, 2007 and 2006 was $267,000 and $41,000, respectively. At December 31, 2007 the balance of the discount was $2,428,000.

In connection with the outstanding loans and related debt agreements with Citizens Bank and Trust Company and Brooke Holdings, the Company has committed to certain covenants wherein (1) the Company, certain of the Company’s subsidiaries and/or Parent will maintain certain benchmarks with respect to their:

(a) regulatory status, (b) outstanding litigation, (c) liquidity and (d) solvency; and (2) the Company and certain of its subsidiaries shall maintain minimum tangible net worth, as defined in the relevant agreement.

In addition, the Company has agreed to certain restrictions applicable to it and certain of its subsidiaries regarding, among other things, (1) investment in other affiliates; (2) payment of any dividends or distributions, (3) incurrence of additional debt, (4) pledging of certain assets (5) reorganization and merger, and (6) disposition of assets.

The other bank loans, notes payable and other long-term obligations do not contain covenants that: require the Company to maintain minimum financial ratios or net worth; restrict management’s ability to buy or sell assets; restrict management’s ability to incur additional debt; or include any subjective acceleration clauses.

Interest incurred on bank loans, notes payable and other long-term obligations for the years ended December 31, 2007, 2006 and 2005 was $14,585,000, $9,834,000 and $5,842,000, respectively.

Short-term debt represents the DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Fifth Third Bank, and Home Federal Savings and Loan lines of credit, the lines of credit listed in the preceding table and non-cash investing transactions utilized to purchase business assets.

Bank loans, notes payable and other long-term obligations mature as follows:

	Bank Loans &	Capital
Twelve Months Ended Dec 31	Notes Payable	Lease	Total
	(In thousands)

2008	$95,911	$90	$96,001
2009	8,603	90	8,693
2010	4,231	100	4,331
2011	9,963	100	10,063
2012	1,959	55	2,014
Thereafter	35,911	—	35,911

	$156,578	$435	$157,013

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

5.	Long-Term Debt, Capital Leases

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

Future capital lease payments and long-term operating lease payments are as follows:

	Capital	Operating
	Real	Real
Twelve Months Ended December 31	Estate	Estate	Total
	(In thousands)

2008	$121	$13,579	$13,700
2009	115	10,333	10,448
2010	118	5,102	5,220
2011	110	2,310	2,420
2012	57	668	725
2013 and thereafter	—	167	167

Total minimum lease payments	521	$32,159	$32,680

Less amount representing interest	(86)

		2006
Total obligations under capital leases	435	$515
Less current maturities of obligations under capital leases	(90)	(80)

Obligations under capital leases payable after one year	$345	$435

6.	Income Taxes

Net income tax expense is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. The elements of income tax expense are as follows:

	December 31,	December 31,	December 31
	2007	2006	2005
	(In thousands)

Current	$826	$4,293	$3,234
Deferred	(352)	1,699	2,027

	$474	$5,992	$5,261

For the year ended December 31, 2007, income of $519,000 was earned in Bermuda and is included in the Company’s income tax calculation.

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income, based on the dollar impact of this major component on the current income tax expense:

	December 31,	December 31,	December 31,
	2007	2006	2005

U.S. federal statutory tax rate	35%	35%	35%
State statutory tax rate	4%	4%	4%
Miscellaneous	(16)%	(3)%	(4)%

Effective tax rate	23%	36%	35%

The miscellaneous adjustment above includes the taxes of Brooke Capital Corporation which files a separate tax return.

Reconciliation of income tax receivable:

	December 31,	December 31,
	2007	2006
	(In thousands)

Income tax receivable — Beginning balance, January 1	$480	$830
Income tax payments over (under) current tax liability	1,518	(350)

Income tax receivable — Ending balance	$1,998	$480

Reconciliation of deferred tax liability:

	December 31,	December 31,
	2007	2006
	(In thousands)

Deferred income tax liability — Beginning balance, January 1	$7,594	$5,141
Accumulated other comprehensive income, unrealized gain (loss) on interest-only strip receivables	2,071	163
Accumulated other comprehensive income, currency exchange	—	(68)
Gain on sale of notes receivable	(1,548)	2,358

Balance, December 31	$8,117	$7,594

	December 31,	December 31,
	2007	2006
	(In thousands)

Deferred income tax liability — Current	$1,715	$1,439
Deferred income tax liability — Long-term	6,402	6,155

Deferred income tax liability — Total	$8,117	$7,594

Deferred tax liabilities were recorded to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.

7.	Employee Benefit Plans

The Company has a defined contribution retirement plan in which substantially all employees are eligible to participate. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company provided a 50% matching contribution, up to a maximum contribution per individual of $3,000 for the plan year. During 2007, the Company recorded $348,000 in employer

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

contributions to the plan. No employer contributions were charged to expense for years ended December 31, 2006 and 2005.

8.	Concentration of Credit Risk

Credit risk is limited by emphasizing investment grade securities and by diversifying the investment portfolio among various investment instruments. The Company maintains cash balances at several banks. Certain cash balances exceed the maximum insurance protection of $100,000 provided by the Federal Deposit Insurance Corporation. At December 31, 2007, the Company had account balances of $10,663,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.

Brooke Credit, through its qualifying special-purpose entities subsidiaries, had $145,438,000 in off-balance sheet debt outstanding to one financial institution, equaling 47% of the total assets then sold through qualifying special-purpose entities. Brooke Credit had an additional $8,967,000 of on-balance sheet debt outstanding to this financial institution. Brooke Credit also had sold asset-backed securities totaling $58,153,000 to one financial institution, equaling 19% of the total assets then sold through qualifying special-purpose entities. Brooke Credit Corporation had sold participation interests in loans totaling $104,678,000 to two financial institutions, equaling 36% of the participation interests then sold.

As of December 31, 2007, approximately 60% of Brooke Savings Bank’s loan accounts and approximately 33% of its loan volume and current business activity is with customers located within the states of Missouri and Kansas.

Approximately 27% of Brooke Credit Corporations loans (both on and off-balance sheet) were located in Florida.

Loans to the four largest obligors comprised 13% of Brooke Credit Corporations total loan portfolio excluding related party loans.

9.	Segment and Related Information

The Company had three reportable segments in 2006 and 2005 and has four reportable segments in 2007. For the year ended December 31, 2007 the segments consisted of its Insurance Services Business, its Brokerage Business, its Lending Services Business and its Banking Services Business. For the year ended December 31, 2006 the segments consisted of its Franchise Services Business, its Brokerage Business and its Lending Services Business.

The Insurance Services Business segment includes the sale of insurance, financial and credit services on a retail basis through franchisees. Activities associated with the Insurance Services Business also include real estate ownership and corporate real estate management through Brooke Investments, Inc. and operations of Brooke Capital Corporation and Delta Plus Holdings, Inc. The Brokerage Business segment includes the sale of hard-to-place and niche insurance policies on a wholesale basis, operations of a small life insurance company, the brokerage of loans for general insurance agencies, funeral homes and other small businesses. The Lending Services Business segment includes the solicitation, underwriting, origination, sale and servicing of loans. The Banking Services Business segment sells banking products and services primarily through independent insurance and other agents. Revenues, expenses, assets and liabilities that are not allocated to one of the four reportable segments are categorized as “Corporate.” Activities associated with Corporate include functions such as accounting, auditing, legal, human resources and investor relations. Activities associated with Corporate also include the operation of captive insurance companies that self-insure portions of the professional insurance agents’ liability exposure of Brooke Capital Corporation, its affiliated companies and its franchisees and provide financial guaranty policies to Brooke Credit Corporation and its participating lenders. Activities associated with Corporate in 2006 also include the operations of First American Capital Corporation and real estate ownership and corporate real estate management through Brooke Investments, Inc.

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

The segments’ accounting policies are the same as those described in the summary of significant accounting policies. The Company assesses administrative fees to each business segment for legal, corporate and administrative services. Administrative fees for Insurance Services, Lending Services, Brokerage Business and Banking Services for the year ended December 31, 2007 totaled $2,850,000, $2,250,000, $60,000 and $30,000 respectively. Shared services for the three segments existing during the years ended December 31, 2006 and 2005 totaled $4,800,000, $1,800,000, $1,800,000 and $5,100,000, $1,800,000, $120,000, respectively. Administrative fees are reported as an expense for the individual business segment and reported as “other operating expenses” in the reconciliation of the segment totals to the related consolidated totals. Unallocated corporate-level expenses are reported in the reconciliation of the segment totals to the related consolidated totals as “other operating expenses.”

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

The tables below reflect summarized financial information concerning the Company’s reportable segments for the years ended December 31, 2007, 2006 and 2005:

	Insurance		Lending			Elimination of
	Services	Brokerage	Services	Banking		Intersegment	Consolidated
2007	Business	Business	Business	Services	Corporate	Activity	Totals
	(In thousands)

Insurance commissions	$114,701	$2,771	$—	$—	$—	$—	$117,472
Policy fee income	—	478	—	—	—	—	478
Insurance premiums earned	12,332	—	—	—	1,173	(993)	12,512
Interest income	2,318	19	23,861	2,398	769	(1,127)	28,238
Gain on sale of notes receivable	—	—	13,674	—	—	(30)	13,644
Consulting fees	10,432	—	—	—	—	—	10,432
Initial franchise fees for basic services	32,505	—	—	—	—	—	32,505
Initial franchise fees for buyers assistance plans	455	—	—	—	—	—	455
Gain on sale of businesses	2,057	—	—	—	—	—	2,057
Impairment loss	—	—	(5,517)	—	—	—	(5,517)
Other income	6,087	—	901	83	237	(5,567)	1,741
Total Operating Revenues	180,887	3,268	32,919	2,481	2,179	(7,717)	214,017
Interest expense	3,257	135	9,596	—	2,724	(1,127)	14,585
Commissions expense	89,181	1,096	—	—	—	—	90,277
Payroll expense	27,340	1,593	4,991	726	2,612	—	37,262
Insurance loss and loss expense incurred	4,820	—	—	—	1,076	—	5,896
Depreciation and amortization	1,900	421	1,466	18	726	5	4,536
Other operating expenses	50,747	792	6,629	1,515	6,495	(6,560)	59,618
Minority interest in subsidiary	871	—	(1,097)	—	—	—	(226)
Income Before Income Taxes	2,771	(769)	11,334	222	(11,454)	(35)	2,069
Segment assets	124,382	20,383	264,943	46,651	102,163	(136,145)	422,377
Expenditures for segment assets	23,907	—	41,083	—	—	—	64,990

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

	Insurance		Lending		Elimination of
	Services	Brokerage	Services		Intersegment	Consolidated
2006	Business	Business	Business	Corporate	Activity	Totals
	(In thousands)

Insurance commissions	$99,190	$2,842	$—	$—	$—	$102,032
Policy fee income	—	535	—	—	—	535
Insurance premiums earned	—	—	—	969	(309)	660
Interest income	275	17	18,622	642	(425)	19,131
Gain on sale of notes receivable	—	—	5,320	—	14	5,334
Consulting fees	2,731	5,980	—	1,197	—	9,908
Initial franchise fees for basic services	31,770	—	—	—	—	31,770
Initial franchise fees for buyers assistance plans	3,137	—	—	—	—	3,137
Gain on sale of businesses	3,059	—	—	—	—	3,059
Impairment loss	—	—	(329)	—	—	(329)
Other income	2,186	1,386	553	1,432	(3,713)	1,844
Total Operating Revenues	142,348	10,760	24,166	4,240	(4,433)	177,081
Interest expense	1,700	150	7,044	1,365	(425)	9,834
Commissions expense	78,318	1,120	—	24	—	79,462
Payroll expense	23,114	2,181	1,596	3,378	—	30,269
Insurance loss and loss expense incurred	—	—	—	708	—	708
Depreciation and amortization	68	265	876	1,192	10	2,411
Other operating expenses	35,241	3,776	3,385	(1,292)	(4,022)	37,088
Minority interest in subsidiary	—	—	—	575	—	575
Income Before Income Taxes	3,907	3,268	11,265	(1,710)	4	16,734
Segment assets	63,043	12,709	254,228	119,372	(125,963)	323,389
Expenditures for segment assets	—	—	13,312	11,690	—	25,002

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

	Insurance		Lending		Elimination of
	Services	Brokerage	Services		Intersegment	Consolidated
2005	Business	Business	Business	Corporate	Activity	Totals
	(In thousands)

Insurance commissions	$80,490	$6,382	$—	$—	$—	$86,872
Policy fee income	—	1,581	—	—	—	1,581
Insurance premiums earned	—	944	—	—	(133)	811
Interest income	139	245	10,661	68	(766)	10,347
Gain on sale of notes receivable	—	—	6,110	—	(24)	6,086
Consulting fees	4,916	1,666	—	—	(1,666)	4,916
Initial franchise fees for basic services	19,375	—	—	—	—	19,375
Initial franchise fees for buyers assistance plans	10,133	—	—	—	—	10,133
Gain on sale of businesses	3,091	—	—	—	—	3,091
Other income	874	376	316	19	(741)	844
Total Operating Revenues	119,018	11,194	17,087	87	(3,330)	144,056
Interest expense	1,515	332	3,208	1,554	(766)	5,843
Commissions expense	64,233	2,724	—	—	—	66,957
Payroll expense	19,620	3,647	1,483	3,865	—	28,615
Insurance loss and loss expense incurred	—	(60)	—	—	—	(60)
Depreciation and amortization	(14)	584	1,120	729	13	2,432
Other operating expenses	25,978	2,179	1,440	(1,754)	(2,540)	25,303
Income Before Income Taxes	7,686	1,788	9,836	(4,307)	(37)	14,966
Segment assets	58,141	8,384	96,629	54,169	(82,084)	135,239
Expenditures for segment assets	—	1,522	21,778	534	—	23,834

10.	Related Party Information

Robert D. Orr, Chairman of the Board, and Leland G. Orr, Chief Executive Officer, own a controlling interest in Brooke Holdings, Inc. which owned 42.84% of the Company’s common stock at December 31, 2007.

Michael S. Lowry, President and Chief Executive Officer of Brooke Credit Corporation, is a co-member of First Financial Group, LC. Kyle L. Garst, Chairman and Chief Executive Officer of Brooke Capital, is the sole manager and sole member of American Financial Group, LLC. In October 2001, First Financial Group, LC and American Financial Group, LLC each guaranteed 50% of a Brooke Credit Corporation loan to The Wallace Agency, LLC of Wanette, Oklahoma and each received a 7.50% profit interest in The Wallace Agency. The loan was originated on October 15, 2001, and is scheduled to mature on January 1, 2014. At December 31, 2007, $88,000 of the principal balance of $283,000 was sold to unaffiliated lenders, leaving the Company with a loss exposure of $195,000. First Financial Group, LC and American Financial Group, LLC each sold its ownership interest in The Wallace Agency back to The Wallace Agency, LLC in March 2007.

During 2007, BCC entered into a $271,000 agency acquisition loan with a borrower advised by Post Rock Advisors. Shawn T. Lowry, a principal of Post Rock Advisors, is Michael S. Lowry’s brother. The borrower paid Post Rock Advisors a fee of 5% of the agency purchase price which was paid with loan proceeds.

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

Anita F. Larson, Chairman and Chief Operating Officer of Brooke Credit Corporation, is married to John Arensberg, a partner in Arensberg Insurance of Overland Park, Kansas. Arensberg Insurance is a franchisee of Brooke Capital Corporation pursuant to a standard form franchise agreement, and utilizes the administrative and processing services of Brooke Capital Corporation’s service center employees pursuant to a standard form service center agreement. Brooke Capital Corporation receives in excess of $135,000 in fees from the franchisee in connection with each of these agreements.

In December 2007, Brooke Holdings, Inc. purchased a participation from Brooke Capital Advisors in the amount of $12,382,000, of which a portion has subsequently been sold. Brooke Holdings, Inc. is controlled by Robert D. Orr and Leland G. Orr, who owned 73.65% and 21.72%, respectively, of its outstanding shares of stock as of February 29, 2008. The interest rate on the participation is variable, at 4.50% over the printed rate as published in the Wall Street Journal, and annual principal payments are scheduled with a final payment of $8,154,000 due in December 2011. The underlying loan is secured by the stock of First Life, TIC, and Brooke Capital Advisors. In addition, the Company owes Brooke Holdings, Inc. $1,668,000 as of December 31, 2007.

11.	Acquisitions and Divestitures

In July 2002, the Company acquired 100% of the outstanding ownership interests of CJD & Associates, L.L.C. for an initial purchase price of $2,025,000. Additional payments of the purchase price in the amount of $3,283,000 were made since the initial purchase through December 31, 2007

In February 2004, the Company acquired insurance agency assets from Brent and Haeley Mowery for a total purchase price of $499,000. This agency was subsequently sold to a franchisee in July 2005 for $499,000 which resulted in a gain on sale of $68,000 from amortization recorded in prior periods.

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

In December 2005, CJD & Associates, L.L.C., a wholly owned subsidiary of the Company, sold DB Indemnity, Ltd. and The DB Group, Ltd. to Brooke Investments, Inc., another wholly owned subsidiary of the Company. DB Indemnity, Ltd. was sold for $2,152,000 and The DB Group, Ltd. was sold for $1,070,000. Effective January 1, 2007 DB Indemnity, Ltd. and DB Group, Ltd. were transferred to Brooke Brokerage (formerly Brooke Bancshares, Inc.) a wholly-owned subsidiary of the Company.

On December 8, 2006 the Company closed on a Stock Purchase and Sale Agreement (“2006 Stock Purchase Agreement”) whereby the Company committed, through a series of steps, to acquire an approximate 55% interest in the outstanding shares of First American Capital Corporation (now Brooke Capital Corporation) in exchange for $3,000,000 in cash and execution of a Brokerage Agreement. At closing, the Company acquired an approximate 47% interest in First American’s then authorized, issued and outstanding common stock, for $2,552,000 and executed and delivered the Brokerage Agreement. As part of the closing, Brooke Capital Corporation issued Brooke Corporation a warrant to purchase the additional shares of common stock for $448,000, such shares to be authorized for issuance pursuant to forthcoming amendments to its Articles of Incorporation. Brooke Capital Corporation’s Articles of Incorporation were amended on January 31, 2007 and Brooke Corporation exercised the Warrant on the same day. On November 15, 2007, the Company completed a merger with Brooke Franchise Corporation (“Brooke Franchise”) which was then a wholly-owned subsidiary of Brooke Corporation. Pursuant to the Merger Agreement, Brooke Franchise was merged with and into the

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

Company, resulting in the Company being the survivor. The transaction was accounted for in accordance with the guidance under Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” issued by the Financial Accounting Standards Board. Prior to the merger, Brooke Corporation owned 100% of Brooke Franchise and 53% of the Company. As a result of the closing of the merger, Brooke Corporation owned approximately 81% of the Company’s common stock.

As part of the consideration under the 2006 Stock Purchase Agreement, Brooke Capital Advisors, a subsidiary of Brooke Capital Corporation, and CJD & Associates, L.L.C. (“CJD”), Brooke Corporation’s brokerage subsidiary, entered into an agreement by which, as of that date, Brooke Capital Advisors began transacting all new managing general agent loan brokerage business (formerly operated by CJD). CJD operated such a business prior to Closing and, as part of the Brokerage Agreement, agreed not to engage in any new managing general agent loan brokerage business. Pursuant to the terms of the 2006 Stock Purchase Agreement, Brooke Corporation agreed to contribute funds to Brooke Capital Corporation as additional consideration, to the extent the pretax profits of Brooke Capital Advisors did not meet a three-year $6 million pretax profit goal in accordance with an agreed upon schedule set forth in the 2007 Stock Purchase Agreement. Brooke Capital Advisors reported pretax income of approximately $7,773,000 and $1,084,000 during 2007 and 2006, respectively.

Coincident with the closing of the 2006 Stock Purchase Agreement, other warrants previously issued by First American Capital Corporation and held by Brooke Corporation were cancelled.

On January 8, 2007, the Company completed the acquisition of Generations Bank, a federal savings bank, by purchasing for $10.1 million in cash all of the issued and outstanding capital stock of the Bank from Kansas City Life Insurance Company pursuant to a Stock Purchase Agreement dated January 23, 2006. The Company assigned its rights and obligations under the Agreement to its wholly owned subsidiary, Brooke Bancshares, Inc. (formerly Brooke Brokerage Corporation), prior to closing. Accordingly, the Bank’s results of operations since January 8, 2007 are included in these consolidated financial statements.

The Bank operates under the name Brooke Savings Bank and its operations are conducted through contracted bank agents, who leverage existing relationships with Brooke Capital Corporation franchisees and other independent insurance agents and professionals by providing products and services. The Bank’s main retail banking office was relocated from Kansas City, Missouri to Phillipsburg, Kansas, and its administrative offices were relocated to Overland Park, Kansas.

On January 8, 2007, the fair values of the major assets and liabilities acquired in this transaction are as follows (in thousands):

At January 8, 2007

Investment securities	$30,383
Loans, net	19,644
Cash and other assets	1,176

Total assets	51,203
Deposits	41,493
Other borrowings	1,289
Other liabilities	221

Total liabilities	43,003

Net assets acquired	$8,200
Purchase premium recorded (goodwill)	2,077

Initial capitalization of Bank	10,277

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

As previously indicated, the Bank’s results of operations have been included in the accompanying consolidated financial statements since its acquisition on January 8, 2007. Accordingly, the following information as reported for the year ended December 31, 2007 is presented along with pro forma information for the year ended December 31, 2006, assuming the acquisition took place on January 1, 2006:

	As Reported	Pro forma
	For the Year	For the Year
	Ended	Ended
	December 31, 2007	December 31, 2006
	(In thousands)

Total operating revenues	$222,728	$183,050
Net income	$1,595	$11,615
Basic earnings per share	$(0.10)	$0.79
Diluted earnings per share	$(0.10)	$0.76

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

During May 2007, Brooke Capital acquired a 100% interest in Brooke Investments, Inc., from Brooke Corporation. Brooke Investments acquires real estate for lease to franchisees, for corporate use and other purposes. See Note 5 for more information regarding the Company’s operating leases.

On September 28, 2007, Brooke Capital acquired 60 insurance agency locations from entities associated with Chicago-based J and P Holdings Inc. The agencies currently sell auto insurance under the trade names of Lone Star Auto, Insurance Xpress, Car Insurance Store, Hallberg Insurance Agency and Hallberg Xpress in Colorado, Illinois, Kansas, Missouri and Texas. The acquired agencies will be converted into Brooke franchises or merged into existing Brooke franchise locations. At December 31, 2007, 36 of the acquired agencies had been sold.

12.	Stock-Based Compensation

The Company adopted SFAS 123R, “Share-Based Payment,” on January 1, 2006. The fair value of the options granted for the years ended December 31, 2007 and 2006 is estimated on the date of grant using the

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

	2001 Plan		2006 Plan
	2007	2006	2007	2006

Expected term (in years)	4.3	5.4	5.2		N/A
Expected stock volatility	10%	10%	10%		N/A
Risk-free interest rate	5%	5%	5%		N/A
Dividend	1%	1%	1%		N/A
Fair value per share	$0.20	$0.24	$1.37	$	N/A

At December 31, 2007, there were no additional shares available for the grant of stock options under the Brooke Corporation 2001 Compensatory Stock Option Plan (“2001 Plan”), as the 2001 Plan terminated on April 27, 2006, except with respect to stock options then outstanding, upon the adoption on that date by the Company’s shareholders of the 2006 Brooke Corporation Equity Incentive Plan (“2006 Plan”). The 2006 Plan includes stock options, incentive stock options, restricted shares, stock appreciation rights, performance shares, performance units and restricted share units as possible equity compensation awards. The 2006 Plan provides that a maximum of 500,000 shares of common stock may be issued pursuant to awards granted under such Plan. Awards of 59,570 restricted shares and incentive stock options to purchase 64,750 shares of common stock are outstanding under the 2006 Plan and accordingly, at December 31, 2007 there were 375,680 shares available for granting of stock-based awards under the 2006 Plan.

	2001 Plan		2006 Plan
		Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Option	Price	Option	Price

Outstanding December 31, 2005	359,340	$3.58		$
Granted	2,000	13.56
Exercised	(110,178)	2.92
Terminated and expired	(22,512)	4.12

Outstanding December 31, 2006	228,650	3.36	—	—
Granted	—	—	90,000	12.45
Exercised	(158,660)	1.89	—	—
Terminated and expired	(10,200)	23.49	(25,250)	12.45

Outstanding December 31, 2007	59,790	$4.57	64,750	$12.45

52,602 options to purchase shares were exercisable at December 31, 2007. The following table summarizes information concerning outstanding and exercisable options at December 31, 2007.

	Options Outstanding			Options Exercisable
		Remaining	Weighted		Weighted
	Number	Contractual	Average	Number	Average
Range of Exercisable Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Exercise Price

2001 Plan ($ 1.21 - $23.49)	59,790	4.3	$4.59	52,602	$4.60
2006 Plan ($12.31 - $13.54)	64,750	5.2	$12.50	—	$—

13.	Intangible Assets

In connection with its acquisitions of Brooke Savings Bank and Delta Plus Holdings, Inc., the Company recorded goodwill of approximately $3,022,000 which is not being amortized but, rather, evaluated periodically

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

for impairment. There were no other intangible assets with indefinite useful lives as of December 31, 2007, and December 31, 2006. The intangible assets with definite useful lives had a value of $18,781,000 and $11,538,000 at December 31, 2007, and December 31, 2006, respectively. Of these assets, $6,025,000 and $4,512,000, respectively, were recorded as a servicing asset on the balance sheet. The remaining assets were included in “Other Assets” on the balance sheet. Amortization expense was $2,649,000, $1,204,000 and $1,612,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

Amortization expense for amortizable intangible assets for the years ended December 31, 2008, 2009, 2010, 2011 and 2012 is estimated to be $1,904,000, $1,566,000, $1,338,000, $1,153,000 and $990,000, respectively.

14.	Supplemental Cash Flow Disclosures

	2007	2006	2005
	(In thousands)

Supplemental disclosures:
Cash paid for interest	$13,646	$9,054	$4,439

Cash paid for income tax	$3,868	$315	$4,624

Business inventory increased from December 31, 2006 to December 31, 2007. During the years ended December 31, 2007, 2006 and 2005, the statements of cash flows reflect the purchase of businesses into inventory provided by sellers totaling $12,926,000, $12,221,000 and $14,318,000, respectively, the write down to realizable value of inventory of $300,000, $975,000 and $0, respectively, and the change in inventory of $7,080,000, $2,725,000 and $4,036,000, respectively. Payments on seller notes were $12,541,000 and $16,211,000 in 2007 and 2006, respectively.

	December 31,	December 31,	December 31,
	2007	2006	2005
	(In thousands)

Purchase of business inventory	$(32,400)	$(25,254)	$(27,536)
Sale of business inventory	37,946	39,225	37,818

Net cash provided from sale of business inventory	5,546	13,971	10,282
Cash provided by sellers of business inventory	(12,926)	(12,221)	(14,318)
Write down to realizable value of inventory	300	975	—

(Increase) decrease in inventory on balance sheet	$(7,080)	$2,725	$(4,036)

15.	Statutory Requirements

DB Indemnity, Ltd. is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $120,000, a percentage of outstanding losses or a given fraction of net written premiums. At December 31, 2007, the Company was required to maintain a statutory capital and surplus of $487,000. Actual statutory capital and surplus was $2,737,000 and $2,410,000 at December 31, 2007, and 2006, respectively. Of the actual statutory capital $120,000 and $120,000 is fully paid up share capital, and, accordingly, all of the retained earnings and contributed surplus were available for payment of dividends to shareholders.

DB Indemnity, Ltd. is also required to maintain a minimum liquidity ratio whereby the value of its relevant assets are not less than 75% of the amount of its relevant liabilities. Relevant assets include cash and deposits, investment income accrued and insurance balances receivable. Certain categories of assets do not qualify as relevant assets under the statute. The relevant liabilities are total general business insurance reserves

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

and total other liabilities, less sundry liabilities. DB Indemnity, Ltd. was required to maintain relevant assets of at least $3,123,000 and $2,017,000 at December 31, 2007, and 2006, respectively. At December 31, 2007 and 2006, relevant assets were $6,901,000 and $5,099,000, respectively. The minimum liquidity ratio was, therefore, met.

The DB Group, Ltd. is required by its license to maintain statutory capital and surplus greater than a minimum amount determined as the greater of $1,000,000, a percentage of outstanding losses or a given fraction of net written premiums. At December 31, 2007, the Company was required to maintain a statutory capital and surplus of $1,000,000. Actual statutory capital and surplus was $1,473,000 and $1,263,000 at December 31, 2007, and 2006, respectively. Of the actual statutory capital $1,102,000 and $1,102,000 is fully paid up share capital and contributed surplus, and, accordingly, all of the retained earnings were available for payment of dividends to shareholders.

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

The DB Group, Ltd. was required to maintain relevant assets of at least $35,000 and $65,000 at December 31, 2007, and 2006, respectively. At December 31, 2007 and 2006, relevant assets were $1,520,000 and $1,349,000, respectively. The minimum liquidity ratio was, therefore, met.

First Life America Corporation (“FLAC”), the life insurance subsidiary of Brooke Capital Corporation prepares its statutory-basis financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by the Kansas Insurance Department (“KID”). Currently, “prescribed” statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual and a variety of other NAIC publications. “Permitted” statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. During 1998, the NAIC adopted codified statutory accounting principles (“Codification”). Codification replaced the NAIC Accounting Practices and Procedures Manual and was effective January 1, 2001. The impact of Codification was not material to FLAC’s statutory-basis financial statements.

Net income and capital and surplus at December 31, 2007 and 2006 for First Life America Corporation’s insurance operations as reported in these financial statements prepared in accordance with GAAP as compared to amounts reported in accordance with SAP prescribed or permitted by the KID are as follows (in thousands):

	December 31,
	2007	2006

Capital and Surplus
GAAP	$7,480	$7,659
SAP	3,801	3,966

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

Statutory restrictions limit the amount of dividends, which may be paid by FLAC to Brooke Capital Corporation. Generally, dividends during any year may not be paid without prior regulatory approval, in excess

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

of the lesser of (a) 10% of statutory shareholders’ surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. In addition, FLAC must maintain the minimum statutory capital and surplus required for life insurance companies in those states in which it is licensed to transact life insurance business.

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

Traders Insurance Company is a Missouri domiciled property-casualty insurance company and prepares its statutory-basis financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by the Missouri Insurance Department (“MID”).

The Missouri Insurance Department recognizes only statutory accounting practices prescribed or permitted by the state of Missouri for determining and reporting the financial conditions and results of operation of an insurance company, for determining is solvency under the Missouri law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual version effective January 1, 2001 (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the state of Missouri. The state has adopted certain prescribed accounting practices which differ from those found in NAIC SAP. Specifically, the practice which impacts Traders Insurance Company, 1) the state of Missouri does not allow for the admissibility of Electronic Data Processing Equipment unless the aggregate value exceeds $25,000. The Commissioner of Insurance has the right to permit other specific practices which deviate from prescribed practices.

Traders Insurance Company has therefore, as prescribed the Missouri Insurance Department, non-admitted $0 of EDP equipment as of December 31, 2007.

Statutory accounting practices vary from accounting principles generally accepted in the United State (“GAAP”). The more significant variances from GAAP are as follows:

•	For statutory purposes, bonds are generally recorded at amortized cost pursuant to the NAIC instructions. For GAAP, such securities are reported at fair value or amortized cost depending on their designation as to trading, available-for-sale or held-to-maturity.

•	Policy acquisition costs are charged to operations in the year such costs are incurred, rather than being deferred and amortized as premiums are earned over the terms of the policies as would be required under GAAP.

•	Certain assets, including prepaid expenses, furniture and equipment, certain receivables and portions of the deferred income tax are non admitted for statutory purposes. Changes in non admitted assets are charged directly to surplus.

•	Reserves for losses, loss adjustment expenses and unearned premium ceded to reinsurers are reported as reductions of related reserves rather than as assets as would be required under GAAP.

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

•	Net income and capital and surplus at December 31, 2007 for Traders Insurance Company’s insurance operations as reported in these financials prepared in accordance with GAAP as compared to amounts in accordance with SAP prescribed or permitted by the MID are as follows (in thousands):

GAAP		Statutory
Net Income	Capital & Surplus	Net Income	Capital & Surplus

$(168)	$5,551	$(129)	$4,355

The MID imposes on insurance enterprises minimum risk-based capital (“RBC”) requirements that were developed by the NAIC. Enterprises below specific trigger points or ratios are classified within certain levels, each of which requires specified corrective action. Management believes Traders Insurance Company meets the RBC requirements.

Brooke Savings Bank (the “Bank”) is subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of tangible capital (as defined in the regulations) to total tangible assets (as defined), total and Tier 1 capital (as defined) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to adjusted tangible assets (as defined).

Bank management believes that, as of December 31, 2007, the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2007, Bank management believes that the Bank meets the requirements to be categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain tangible capital, core (leverage) capital, and total (risk-based) capital ratios as set forth in the table shown below. Since its acquisition on January 8, 2007, the Bank has not received notification from the Office of Thrift Supervision (OTS) regarding its categorization. The Bank’s actual capital amounts and ratios as of December 31, 2007 are also presented in the table:

					To be Well-
			For Capital		Capitalized Under Prompt
			Adequacy		Corrective
	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2007:
Total capital (to risk- weighted assets)	$8,527	46.0%	1,482	8.0%	1,852	10.0%
Tier 1 capital (to adjusted tangible assets)	8,337	18.7	1,788	4.0	2,235	5.0
Tangible capital (to tangible assets)	8,337	18.7	894	2.0	N/A	N/A
Tier 1 capital (to risk- weighted assets)	8,337	45.0	741	4.0	1,111	6.0

In connection with its acquisition on January 8, 2007, the Bank committed to operating within the parameters of a three-year business plan and submitting quarterly business variance plan reports to the OTS during that timeframe. That business plan presumes that no dividends will be declared during the three-year

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

period. In addition, Brooke Corporation has committed to meeting certain minimum consolidated capital-to-assets ratios during the five-year period following the Bank’s acquisition.

In connection with the January 18, 2008 transaction with Bank of the West (see Note 20), the Bank committed to operating within the parameters of a revised three-year business plan which reflects the transaction and will continue to submit quarterly business variance plan reports to the OTS through the first quarter of 2010. The Bank also committed to maintaining a minimum Tier 1 (Core) Capital Ratio of 6.5% (which is higher than the 5% level necessary to be considered well-capitalized under prompt corrective action provisions).

The Bank’s management believes that with respect to the current regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its future minimum capital requirements.

The following table shows reconciliation between accounting principles generally accepted in the United States of America (GAAP) capital included in these financial statements and regulatory capital amounts as presented in the previous table:

	December 31, 2007
	Tangible	Core	Total
	Capital	Capital	Capital
	(Dollars in thousands)

GAAP capital	$10,366	$10,366	$10,366
Plus:
Allowance for loan losses	—	—	190
Net unrealized loss on available- for-sale securities	48	48	48
Less:
Goodwill	(2,077)	(2,077)	(2,077)

Regulatory capital	$8,337	$8,337	$8,527

16.	Reinsurance

In order to reduce the risk of financial exposure to adverse underwriting results, insurance companies reinsure a portion of their risks with other insurance companies. First Life has entered into agreements with Optimum Re Insurance Company (“Optimum Re”) of Dallas, Texas, and Wilton Reassurance Company (“Wilton Re”) of Wilton, CT, to reinsure portions of the life insurance risks it underwrites. Pursuant to the terms of the agreements, First Life retains a maximum coverage exposure of $50,000 on any one insured. At December 31, 2007 and 2006, First Life ceded inforce amounts totaling $24,038,000 and $27,346,000 of ordinary business and $29,744,000 and $31,184,000 of accidental death benefit risk, respectively.

Pursuant to the terms of the agreement with Optimum Re, First Life generally pays no reinsurance premiums on first year individual business. However, SFAS No. 113, “Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts,” requires the unpaid premium to be recognized as a first year expense and amortized over the estimated life of the reinsurance policies. First Life records this unpaid premium as “reinsurance premiums payable” in the accompanying balance sheet and as “reinsurance premiums ceded” in the accompanying income statement. At December 31, 2007 and 2006, respectively, the unpaid reinsurance premiums net of amortization totaled $8,000 and $11,000. To the extent that the reinsurance companies are unable to fulfill their obligations under the reinsurance agreements, First Life remains primarily liable for the entire amount at risk.

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

First Life is party to an Automatic Retrocession Pool Agreement (the “Reinsurance Pool”) with Optimum Re, Catholic Order of Foresters, American Home Life Insurance Company and Woodmen of the World. The agreement provides for automatic retrocession of coverage in excess of Optimum Re’s retention on business ceded to Optimum Re by the other parties to the Reinsurance Pool. First Life’s maximum exposure on any one insured under the Reinsurance Pool is $50,000. During 2007 and 2006, First Life assumed inforce amounts totaling $27,368,000 and $22,377,000, respectively.

Traders Insurance Company relies on ceded reinsurance to limit its retained insurance risk. In entering into reinsurance agreements, management considers a variety of factors including the creditworthiness of reinsurers. In preparing financial statements, management makes estimates of amounts receivable from reinsurers which includes considerations of amounts, if any, estimated to be uncollectible by management based on an assessment of factors including an assessment of the creditworthiness of the reinsurers. Management has determined that no provision for uncollectible reinsurance recoveries is necessary as of December 31, 2007.

Reinsurance recoverable on unpaid losses includes estimated amounts of unpaid losses and loss adjustment expenses which are expected to be recoverable from reinsurers pursuant to reinsurance agreements. Such amounts have been estimated using actuarial assumptions consistent with those used in establishing the related liability for losses and loss adjustment expenses. Reinsurance does not relieve Traders Insurance Company of its obligations to policyholders pursuant to its insurance policies.

Ceded reinsurance agreements provide Traders Insurance Company with increased capacity to write larger risk and maintain its exposure to loss within its capital resources. Effective June 1, 2007 and 2006, Traders Insurance Company entered into Automobile Quota Share Reinsurance Agreements with one reinsurance company whereby it cedes 30% of written premium for both years.

17.	Commitments and Contingencies

The financial statements do not reflect various commitments and contingencies which arise in the normal course of Brooke Savings Bank’s business. These commitments and contingencies which represent credit risk, interest rate risk, and liquidity risk, consist of commitments to extend credit, unsecured lending, and litigation arising in the normal course of business.

Commitments, which are disbursed subject to certain limitations, extend over periods of time with the majority of executed commitments disbursed within a twelve-month period. As of December 31, 2007, the Bank had outstanding loan commitments of approximately $256,000 to originate adjustable-rate loans.

Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The same credit policies are used in granting lines of credit as for on-balance sheet instruments. As of December 31, 2007, the Bank had commitments to lend to customers’ unused consumer lines of credit of approximately $914,000.

At December 31, 2007, there were no outstanding commitments to sell mortgage loans. As discussed in Note 20, the Bank was committed to purchasing almost $7.5 million in loans from Bank of the West and did, in fact, consummate that transaction on January 18, 2008.

Various lawsuits have arisen in the ordinary course of the Company’s business. In each of the matters and collectively, the Company believes the ultimate resolution of such litigation will not result in any material adverse impact to the financial condition, operations or cash flows of the Company.

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

18.	Foreign Currency Translation

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

The financial position and results of operations of the Canadian subsidiary are determined using local currency, Canadian dollars, as the functional currency. Assets and liabilities of the subsidiary are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the weighted average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment account which is a piece of the accumulated other comprehensive income within shareholders’ equity. The amount of the gross translation adjustment included in accumulated other comprehensive income at December 31, 2007 and 2006 was $300,000 and $179,000, respectively. The amount of the translation adjustment that was allocated to taxes was $100,000 in 2007 and $68,000 in 2006 which results in a net effect of $200,000 and $111,000 on accumulated other comprehensive income at December 31, 2007 and 2006, respectively.

19.	New Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which provides enhanced guidance for using fair value measurements in financial reporting. While the standard does not expand the use of fair value in any new circumstance, it has applicability to several current accounting standards that require or permit entities to measure assets and liabilities at fair value. This standard defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. Application of this standard is required for the Company beginning in 2008. It is not anticipated that adoption of this Statement will have a material impact on the Company’s results of operations and financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of SFAS No. 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in Statement 159 are elective; however, the amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities with available-for-sale and trading securities. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Statement 159 is effective for the Company’s financial statements covering periods after December 31, 2007. It is not expected that adoption of this Statement will have a material impact on the operating results or financial condition of the Company.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” This Statement establishes principles and requirements for how an acquirer recognizes and measures tangible assets acquired, liabilities assumed, goodwill and any noncontrolling interests and identifies related disclosure requirements for business combinations. Measurement requirements will result in all assets, liabilities, contingencies and contingent consideration being recorded at fair value on the acquisition date, with limited exceptions. Acquisition costs and restructuring costs will generally be expensed as incurred. This Statement is effective for the Company for business combinations in which the acquisition date is on or after January 1, 2009. Management is currently assessing what impact, if any, the application of this standard could have on the Company’s results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This Statement amends ARB 51 to establish accounting and reporting standards for the

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. This Statement is effective for the Company beginning on January 1, 2009. It is not expected that adoption of this Statement will have a material impact on the operating results or financial condition of the Company.

20.	Subsequent Events

On March 7, 2008, Brooke Credit Corporation entered into a credit agreement with First State Bank, a banking corporation organized under the laws of the State of Nebraska (the “Bank”), as lead lender, along with a number of participating banks for the advancement of a $52.5 million secured term loan, (the “Credit Agreement”). The Credit Agreement was initially advanced for $41 million. The remainder of the facility is expected to be advanced by the end of March 2008. The Parties also entered into a Security Agreement and Pledge Agreement which gave the Bank a security interest covering substantially all of Brooke Credit’s assets including Brooke Credit’s rights to receive any payments from a majority of Brooke Credit’s subsidiaries, and further assigned to Bank Brooke Credit’s membership in two of Brooke Credit’s subsidiaries and a cash collateral account to be funded over an 18 month period following the closing. This provides the Bank the right to receive any payments related to certain of Brooke Credit’s bank and other depository accounts.

Pursuant to the Credit Agreement, Brooke Credit will make principal payments in the minimum amount of $875,000 per month over the course of the Loan with the remaining outstanding balance (including any accrued and unpaid interest) due February 28, 2013. Interest on the Loan will accrue at the rate equal to the greater of: (a) 7.25% or (b) the sum of the prime rate as published in the Wall Street Journal and 1.75% per annum.

The Credit Agreement contains several affirmative financial covenants.

Brooke Credit and its consolidated subsidiaries must maintain at all times a Tangible Net Worth (as defined in the Credit Agreement): (i) during the first two calendar quarters of 2008, equal to at least $97,500,000; and (ii) at all times thereafter, equal to at least $100,000,000. Brooke Credit must also maintain, at all times, stockholders’ equity determined in accordance with generally accepted account principles equal to at least $110,000,000. The Credit Agreement requires that the Brooke Credit maintain Net Loans (as defined in the Credit Agreement) in an amount not less than the lesser of: (a) the outstanding balance of the Loan and (b) $20,000,000.

The Credit Agreement contains representation and warranties, additional affirmative and negative covenants, and events of default customary for loans of this type. The Loan is subject to acceleration upon an event of default.

The funds of this Agreement were used, in part, to repurchase certain notes from Falcon Mezzanine Partners II, LP, FMP II Co-Investment, LLC, and JZ Equity Partners PLC (“Purchasers”) pursuant to a repurchase agreement filed on Brooke Credit Corporations Form 8-K, as amended by Form 8-KA, on February 14 and 15, 2008, respectively.

Brooke Credit and the Purchasers agreed to the following terms:

•	Brooke Credit will repurchase the notes at 103.733% of par, or $46,680,000, plus interest accrued to the date of closing;

•	Brooke Credit will use its commercially reasonable best efforts to register the shares underlying the related warrants of the Purchasers as soon as practicable; and

•	Brooke Credit and the Purchasers will mutually release each other from any and all claims, upon consummation of the transaction.

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

The senior notes that were repurchased carried a coupon interest rate of 12% while the term loan carries a coupon interest rate of Prime plus 1.75%, currently 7.75%, resulting in a significant expected future expense benefit. The refinancing will result in a first quarter 2008 pretax charge of $8.2 million, which is comprised of $1.7 million associated with a cash prepayment premium, $4.1 million associated with the non-cash realization of deferred financing costs associated with the refinanced debt, and $2.4 million associated with the non-cash discount recorded due to the warrants issued in connection with the refinanced debt.

The following provides debt and operating lease obligations for Brooke Credit Corporation followed by the pro forma debt and operating lease obligations as if the new financing had replaced the senior notes as of December 31, 2007:

	Payments Due by Period
		Less Than	1-3	3-5
	Total	1 Year	Years	Years	Thereafter

Short-term borrowings (including interest)	$28,265	$28,265	$—	$—	$—
Long-term debt (including interest)	85,125	24,214	14,925	11,896	34,090
Operating lease	1,059	152	417	435	55

Total	$114,449	$52,631	$15,342	$12,331	$34,145

	Payments Due by Period
		Less Than	1-3	3-5
	Total	1 Year	Years	Years	Thereafter

Short-term borrowings (including interest)	$28,265	$28,265	$—	$—	$—
Long-term debt (including interest)	60,041	19,694	28,482	11,865	—
Operating lease	1,059	152	417	435	55

Total	$89,365	$48,111	$28,899	$12,300	$55

On January 18, 2008, Brooke Savings Bank completed a transaction wherein it assumed approximately $100 million in deposits and $7.5 million in loans from Bank of the West. As part of the transaction, the Bank also acquired a network of 42 Kansas-based bank agents who refer deposit and loan business to the Bank. The Bank paid a deposit premium of approximately $2.9 million in connection with this transaction. To fund this purchase, the Bank received additional paid-in capital of $5 million from its Parent. As a result of this transaction, the Bank reported total assets of approximately $141 million, total deposits of $125 million and total stockholders equity of $15.4 million as of January 31, 2008.

On March 11, 2008, Keith Bouchey, President and CEO of Brooke Corporation resigned and on March 12, 2008 the stock price of Brooke Credit Corporation fell below the stated value in the loan covenants on the $9,000,000 Citizens Bank and Trust Note Payable. The debt was reclassified as current on the financial statements. Citizens Bank and Trust has no intentions of accelerating the note maturity at this time. However, based on the covenants for default both of these require reclassifying the debt to current maturities of long-term debt.

On March 14, 2008, a dividend of approximately 2,300,000 shares of Aleritas shares was declared payable to the Company’s shareholders. As a result, the Company’s ownership in Aleritas will be reduced to less than 50% and we do not expect to consolidate Aleritas results with the Company’s results in future accounting periods.

Brooke Corporation

Notes to Consolidated Financial Statements — (Continued)

21.	Reclassifications

Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

22.	Quarterly Operating Results (unaudited)

Operating results for the years ended 2007 and 2006 were as follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

2007
Total revenues	$64,024	$56,595	$54,065	$39,333
Total expenses	53,027	52,089	54,763	52,069
Income before income taxes	10,997	4,506	(698)	(12,736)
Net income per share:
Basic	0.48	0.15	(0.10)	(0.56)
Diluted	0.48	0.15	(0.10)	(0.56)
2006
Total revenues	$41,186	$45,565	$48,695	$41,635
Total expenses	35,572	40,957	44,639	39,179
Income before income taxes	5,614	4,608	4,056	2,456
Net income per share:
Basic	0.28	0.23	0.20	0.08
Diluted	0.27	0.22	0.18	0.08
2005
Total revenues	$35,648	$33,399	$37,085	$37,924
Total expenses	30,353	30,071	34,118	34,548
Income before income taxes	5,295	3,328	2,967	3,376
Net income per share:
Basic	0.36	0.21	0.19	0.21
Diluted	0.34	0.20	0.18	0.20

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

In June 2007 the Company had a secondary offering that issued an additional 1,500,000 shares of common stock.

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

Evaluation of Disclosure Controls and Procedures

We evaluated the effectiveness of our disclosure controls and procedures (Disclosure Controls) as of the end of the period covered by this report. This evaluation (Controls Evaluation) was done with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO).

Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls over financial reporting (Internal Controls) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Brooke Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective in providing reasonable assurance that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There were no changes in our Internal Controls that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our Internal Controls.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting based on the framework provided in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on this evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2007.

Brooke Corporation’s independent auditor, Summers, Spencer & Callison, CPAs, Chartered, an independent registered public accounting firm, has issued an audit report on management’s assessment of internal control over financial reporting which appears in Item 8 of this Annual Report.

ITEM 9B.	OTHER INFORMATION.

There is no information required to be reported in a current report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2007 that was not reported in a Current Report on Form 8-K during such quarter.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information called for by this item with respect to our directors, a code of ethics and compliance with Section 16(a) of the Securities Exchange Act of 1934 is included under the captions “Elections of Directors,” “Corporate Governance and Board Matters,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2007, and is incorporated herein by reference.

We have adopted several policies with respect to corporate governance including a General Governance policy and procedure, a Conflicts of Interest policy, an Ethics policy, an Insider Trading policy, and a Whistle Blowing policy. The Ethics policy contains a “code of ethics” designed to promote compliance with applicable laws and regulations, and to promote integrity in business operations, decision-making and communications with the public. The “code of ethics” applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and to all officers, directors and all of our employees. Copies of these written policies will be provided free of charge by writing to: Brooke Corporation, Attention: Secretary, 8500 College Boulevard, Overland Park, Kansas 66210.

ITEM 11.	EXECUTIVE COMPENSATION.

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2007, in the sections entitled “Corporate Governance and Board Matters,” and “Executive Compensation,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2007, in the section entitled “Principal Stockholders and Security Ownership of Management,” and in Item 5, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” in this report on Form 10-K in the section entitled “Securities Authorized for Issuance under Equity Compensation Plans,” and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2007, in the sections entitled “Elections of Directors,” “Corporate Governance and Board Matters,” and “Certain Relationships and Related Transactions,” and is incorporated herein by this reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information called for by this item is contained in our definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after December 31, 2007, in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm,” under the subsection entitled “Fees of Independent Registered Public Accounting Firm,” and is incorporated herein by reference.

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

Exhibit No.	Description

3.01	Amendment and Restatement to the Articles of Incorporation filed on March 31, 2005 as Exhibit 3.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.
3.02	Certificate of Amendment to and Restatement of the Bylaws filed as Exhibit 3.(ii) to the registrant’s current report on Form 8-K filed on February 1, 2005.
3.03	Certificate of Designation pertaining to the Series 2002A Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002, filed on March 31, 2005 as Exhibit 3.3 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.
3.04	Certificate of Designation pertaining to the Series 2002B Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002, filed on March 31, 2005 as Exhibit 3.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.
3.05	Certificate of Designation pertaining to the Series 2003 Convertible Preferred stock filed with the Secretary of State of Kansas on May 1, 2003, filed on March 31, 2005 as Exhibit 3.5 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.
3.06	Certificate to Redesignate the Series 2003 Convertible Preferred Stock filed with the Secretary of State of Kansas on September 15, 2006, filed on September 19, 2006 as Exhibit 3.01 to the registrant’s current report on Form 8-K filed on September 19, 2006.
3.07	Certificate of Designations, Preferences and Rights of 13% Perpetual Convertible Preferred Stock Series 2006 filed with the Secretary of State of Kansas on September 15, 2006, filed on September 19, 2006 as Exhibit 4.01 to the registrant’s current report on Form 8-K filed on September 19, 2006.
3.08	Certificate of Correction to the Certificate of Designations, Preferences and Rights of 13% Perpetual Convertible Preferred Stock Series 2006 filed with the Secretary of State of Kansas on September 15, 2006, filed on September 19, 2006 as Exhibit 4.02 to the registrant’s current report on Form 8-K filed September 19, 2006.
4.01	Form of Warrant, dated as of September 15, 2006, filed as Exhibit 10.03 to the registrant’s current report on Form 8-K filed on September 19, 2006.
4.02	Form of Warrant, dated as of June 28, 2007, filed as Exhibit 10.03 to the registrant’s current report on Form 8-K filed on July 2, 2007.

Exhibit No.		Description

10	.01*	Brooke Corporation 2001 Compensatory Stock Option Plan filed as Exhibit 99.01 to the registrant’s registration statement on Form S-8 filed on February 26, 2002.
10	.02*	2006 Brooke Corporation Equity Incentive Plan, filed as Appendix B to the registrant’s definitive proxy statement filed on March 24, 2006.
10	.03*	Executive Employment Agreement between Brooke Corporation and Robert D. Orr filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 4, 2005.
10	.04*	Executive Employment Agreement between Brooke Corporation and Leland G. Orr filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 4, 2005.
10	.05*	Employment Agreement between Brooke Corporation and Travis Vrbas filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 11, 2008.
10	.06*	Separation Agreement and General Release between Brooke Corporation and Keith E. Bouchey filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 11, 2008.
10.07		Securities Purchase Agreement, dated as of September 15, 2006, by and between Brooke Corporation and HBK Master Fund L.P., filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on September 19, 2006.
10.08		Registration Rights Agreement, dated as of September 15, 2006, by and between Brooke Corporation and HBK Master Fund L.P., filed as Exhibit 10.02 to the registrant’s current report on Form 8-K filed on September 19, 2006.
10.09		Stock Purchase Agreement dated January 23, 2006, between Brooke Corporation and Kansas City Life Insurance Company relating to Generations Bank filed as Exhibit 10 to the registrant’s current report on Form 8-K filed on January 26, 2006.
10.10		Amendment dated November 17, 2006 between Brooke Corporation and Kansas City Life Insurance Company relating to the Stock Purchase Agreement dated January 23, 2006 regarding Generations Bank, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 21, 2006.
10.11		Stock Purchase and Sale Agreement, dated as of October 6, 2006, by and between Brooke Corporation and First American Capital Corporation, filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on October 10, 2006.
10.12		Brokerage Agreement dated December 8, 2006 by and between CJD & Associates, L.L.C. and First Life Brokerage, Inc., filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on December 11, 2006.
10.13		Amended and Restated Agreement and Plan of Merger dated April 30, 2007 by and among Oakmont Acquisition Corp., Oakmont Kansas, Inc., Brooke Credit Corporation and Brooke Corporation, filed as Exhibit 2.1 to the registrant’s current report on Form 8-K filed on May 4, 2007.
10.14		Securities Purchase Agreement, dated as of June 28, 2007, by and between Brooke Corporation and the investors, filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on July 2, 2007.
10.15		Registration Rights Agreement, dated as of June 28, 2007, by and between Brooke Corporation and the investors, filed as Exhibit 10.02 to the registrant’s current report on Form 8-K filed on July 2, 2007.
10.16		Waiver Agreement, dated as of June 28, 2007, by and between Brooke Corporation and HBK Master Fund, L.P., filed as Exhibit 10.04 to the registrant’s current report on Form 8-K filed on July 2, 2007.
10.17		Agreement and Plan of Merger by and among Brooke Capital Corporation, Brooke Franchise Corporation and Brooke Corporation dated as of August 31, 2007, filed as Exhibit 2.1 to the registrant’s current report on Form 8-K filed on September 7, 2007.
10.18		Exchange Agreement by and among Delta Plus Holdings, Inc., Brooke Capital Corporation and Brooke Corporation dated August 31, 2007, filed as Exhibit 2.2 to the registrant’s current report on Form 8-K filed on September 7, 2007.

Exhibit No.	Description

10.19	Purchase and Assumption Agreement, dated September 12, 2007, by and among Brooke Savings Bank, Brooke Corporation and Bank of the West, filed as Exhibit 2.1 to the registrant’s current report on Form 8-K filed on September 18, 2007.
21.01	Subsidiaries of Brooke Corporation.
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	— Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROOKE CORPORATION

/s/  Robert D. Orr
Robert D. Orr,
Chairman of the Board

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert D. Orr Robert D. Orr	Chairman of the Board and Director	March 17, 2008

/s/ Leland G. Orr Leland G. Orr	President, Chief Executive Officer, Vice Chairman of the Board and Director	March 17, 2008

/s/ Travis Vrbas Travis Vrbas	Chief Financial Officer, Treasurer and Assistant Secretary	March 17, 2008

/s/ John L. Allen John L. Allen	Director	March 17, 2008

/s/ Joe L. Barnes Joe L. Barnes	Director	March 17, 2008

/s/ Mitchell G. Holthus Mitchell G. Holthus	Director	March 17, 2008

INDEX TO EXHIBITS

The following exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K. Exhibits shown as previously filed are incorporated by reference.

Exhibit No.		Description

3.01		Amendment and Restatement to the Articles of Incorporation filed on March 31, 2005 as Exhibit 3.1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.
3.02		Certificate of Amendment to and Restatement of the Bylaws filed as Exhibit 3.(ii) to the registrant’s current report on Form 8-K filed on February 1, 2005.
3.03		Certificate of Designation pertaining to the Series 2002A Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002, filed on March 31, 2005 as Exhibit 3.3 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.
3.04		Certificate of Designation pertaining to the Series 2002B Convertible Preferred Stock filed with the Secretary of State of Kansas on January 25, 2002, filed on March 31, 2005 as Exhibit 3.4 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.
3.05		Certificate of Designation pertaining to the Series 2003 Convertible Preferred stock filed with the Secretary of State of Kansas on May 1, 2003, filed on March 31, 2005 as Exhibit 3.5 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004.
3.06		Certificate to Redesignate the Series 2003 Convertible Preferred Stock filed with the Secretary of State of Kansas on September 15, 2006, filed on September 19, 2006 as Exhibit 3.01 to the registrant’s current report on Form 8-K filed on September 19, 2006.
3.07		Certificate of Designations, Preferences and Rights of 13% Perpetual Convertible Preferred Stock Series 2006 filed with the Secretary of State of Kansas on September 15, 2006, filed on September 19, 2006 as Exhibit 4.01 to the registrant’s current report on Form 8-K filed on September 19, 2006.
3.08		Certificate of Correction to the Certificate of Designations, Preferences and Rights of 13% Perpetual Convertible Preferred Stock Series 2006 filed with the Secretary of State of Kansas on September 15, 2006, filed on September 19, 2006 as Exhibit 4.02 to the registrant’s current report on Form 8-K filed September 19, 2006.
4.01		Form of Warrant, dated as of September 15, 2006, filed as Exhibit 10.03 to the registrant’s current report on Form 8-K filed on September 19, 2006.
4.02		Form of Warrant, dated as of June 28, 2007, filed as Exhibit 10.03 to the registrant’s current report on Form 8-K filed on July 2, 2007.
10	.01*	Brooke Corporation 2001 Compensatory Stock Option Plan filed as Exhibit 99.01 to the registrant’s registration statement on Form S-8 filed on February 26, 2002.
10	.02*	2006 Brooke Corporation Equity Incentive Plan, filed as Appendix B to the registrant’s definitive proxy statement filed on March 24, 2006.
10	.03*	Executive Employment Agreement between Brooke Corporation and Robert D. Orr filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 4, 2005.
10	.04*	Executive Employment Agreement between Brooke Corporation and Leland G. Orr filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 4, 2005.
10	.05*	Employment Agreement between Brooke Corporation and Travis Vrbas filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on March 11, 2008.
10	.06*	Separation Agreement and General Release between Brooke Corporation and Keith E. Bouchey filed as Exhibit 10.2 to the registrant’s current report on Form 8-K filed on March 11, 2008.
10.07		Securities Purchase Agreement, dated as of September 15, 2006, by and between Brooke Corporation and HBK Master Fund L.P., filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on September 19, 2006.
10.08		Registration Rights Agreement, dated as of September 15, 2006, by and between Brooke Corporation and HBK Master Fund L.P., filed as Exhibit 10.02 to the registrant’s current report on Form 8-K filed on September 19, 2006.

Exhibit No.	Description

10.09	Stock Purchase Agreement dated January 23, 2006, between Brooke Corporation and Kansas City Life Insurance Company relating to Generations Bank filed as Exhibit 10 to the registrant’s current report on Form 8-K filed on January 26, 2006.
10.10	Amendment dated November 17, 2006 between Brooke Corporation and Kansas City Life Insurance Company relating to the Stock Purchase Agreement dated January 23, 2006 regarding Generations Bank, filed as Exhibit 10.1 to the registrant’s current report on Form 8-K filed on November 21, 2006.
10.11	Stock Purchase and Sale Agreement, dated as of October 6, 2006, by and between Brooke Corporation and First American Capital Corporation, filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on October 10, 2006.
10.12	Brokerage Agreement dated December 8, 2006 by and between CJD & Associates, L.L.C. and First Life Brokerage, Inc., filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on December 11, 2006.
10.13	Amended and Restated Agreement and Plan of Merger dated April 30, 2007 by and among Oakmont Acquisition Corp., Oakmont Kansas, Inc., Brooke Credit Corporation and Brooke Corporation, filed as Exhibit 2.1 to the registrant’s current report on Form 8-K filed on May 4, 2007.
10.14	Securities Purchase Agreement, dated as of June 28, 2007, by and between Brooke Corporation and the investors, filed as Exhibit 10.01 to the registrant’s current report on Form 8-K filed on July 2, 2007.
10.15	Registration Rights Agreement, dated as of June 28, 2007, by and between Brooke Corporation and the investors, filed as Exhibit 10.02 to the registrant’s current report on Form 8-K filed on July 2, 2007.
10.16	Waiver Agreement, dated as of June 28, 2007, by and between Brooke Corporation and HBK Master Fund, L.P., filed as Exhibit 10.04 to the registrant’s current report on Form 8-K filed on July 2, 2007.
10.17	Agreement and Plan of Merger by and among Brooke Capital Corporation, Brooke Franchise Corporation and Brooke Corporation dated as of August 31, 2007, filed as Exhibit 2.1 to the registrant’s current report on Form 8-K filed on September 7, 2007.
10.18	Exchange Agreement by and among Delta Plus Holdings, Inc., Brooke Capital Corporation and Brooke Corporation dated August 31, 2007, filed as Exhibit 2.2 to the registrant’s current report on Form 8-K filed on September 7, 2007.
10.19	Purchase and Assumption Agreement, dated September 12, 2007, by and among Brooke Savings Bank, Brooke Corporation and Bank of the West, filed as Exhibit 2.1 to the registrant’s current report on Form 8-K filed on September 18, 2007.
21.01	Subsidiaries of Brooke Corporation.
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification by Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification by Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.