Form 10-Q
period 2008-03-31
BROOKE CORP
filed 2008-05-14
CIK 834408

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2008
or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-31698

BROOKE CORPORATION
(Exact name of registrant as specified in its charter)

Kansas	48-1009756
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8500 College Boulevard, Overland Park, Kansas 66210-1837
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number: (913) 661-0123

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (Check One): Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of March 31, 2008, there were 14,224,021 shares of the registrant’s sole class of common stock outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Brooke Corporation
Consolidated Balance Sheets
UNAUDITED
(in thousands, except share amounts)
ASSETS

	March 31,	December 31,
	2008	2007
Current Assets
Cash	$11,763	$5,158
Restricted cash	453	454
Investments	124,642	50,887
Accounts and notes receivable, net	233,252	196,188
Income tax receivable	11,485	1,998
Other receivables	9,340	5,660
Securities	86,347	89,634
Interest-only strip receivable	7,820	7,749
Security deposits	221	221
Prepaid expenses	3,199	1,694
Advertising supply inventory	680	929

Total Current Assets	489,202	360,572

Investment in Businesses	5,655	9,413

Property and Equipment
Cost	28,195	27,366
Less: Accumulated depreciation	(8,658)	(8,087)

Net Property and Equipment	19,537	19,279

Other Assets
Amortizable intangible assets	12,766	9,709
Less: Accumulated amortization	(2,215)	(2,031)
Goodwill	2,841	3,022
Servicing asset	5,727	6,025
Deferred charges	8,143	11,310
Deferred tax asset	2,160	—
Other assets	5,564	5,078

Net Other Assets	34,986	33,113

Total Assets	$549,380	$422,377

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation
Consolidated Balance Sheets
UNAUDITED
(in thousands, except share amounts)
LIABILITIES AND STOCKHOLDERS’ EQUITY

	March 31,	December 31,
	2008	2007
Current Liabilities
Accounts payable	$58,829	$18,942
Premiums payable to insurance companies	7,646	7,621
Deposits	121,911	22,951
Federal funds purchased	—	9,522
Policy and contract liabilities	26,635	25,996
Payable under participation agreements	54,263	39,452
Accrued commission refunds	516	570
IBNR loss reserve	6,877	8,440
Unearned insurance premiums	3,629	3,110
Income tax payable	—	826
Deferred income tax payable	1,911	1,715
Warrant liability	900	900
Short-term debt	8,237	43,536
Current maturities of long-term debt	127,066	52,465

Total Current Liabilities	418,420	236,046
Non-current Liabilities
Warrant liability	2,354	2,354
Deferred income tax payable	—	6,402
Servicing liability	14	16
Long-term debt less current maturities	47,747	61,012

Total Liabilities	468,535	305,830

Minority Interest in subsidiary	35,090	45,899

Stockholders’ Equity
Common stock, $0.01 par value, 99,500,000 shares authorized, 14,224,021 and 14,224,021 shares issued and outstanding	142	142
Preferred stock series 2002 and 2002A, $25 par value, 110,000 shares authorized, 49,667 shares issued outstanding	1,242	1,242
Preferred stock series 2002B, $32 par value, 34,375 authorized, 24,331 shares issued and outstanding	779	779
Preferred stock series 2006, $1 par value, 20,000 authorized, 20,000 shares issued and outstanding	20	20
Additional paid-in capital on preferred stock series 2006	18,576	18,576
Discount on preferred stock series 2006	(1,350)	(2,025)
Additional paid-in capital	55,424	55,424
Accumulated deficit	(28,707)	(6,889)
Accumulated other comprehensive income (loss)	(371)	3,379

Total Stockholders’ Equity	45,755	70,648

Total Liabilities and Stockholders’ Equity	$549,380	$422,377

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation
Consolidated Statements of Operations
UNAUDITED
(in thousands, except per share data)

	For three months	For three months
	Ended March 31,	Ended March 31,
	2008	2007
Operating Revenues
Insurance commissions	$34,314	$32,736
Interest income (net)	8,533	7,697
Consulting fees	253	315
Gain (loss) on sale of businesses	(846)	681
Initial franchise fees for basic services	1,320	12,870
Initial franchise fees for buyer assistance plans	—	385
Gain on sale of notes receivable	99	6,923
Insurance premiums earned	3,770	1,148
Policy fee income	113	102
Impairment loss	(11,763)	—
Other income	440	296

Total Operating Revenues	36,233	63,153

Operating Expenses
Commissions expense	25,295	23,372
Payroll expense	9,634	7,890
Depreciation and amortization	1,574	989
Insurance loss and loss expense incurred	1,082	978
Provision for loan losses	12,537	—
Other operating expenses	18,950	14,488
Other operating interest expense	761	1,815

Total Operating Expenses	69,833	49,532

Income (loss) from Operations	(33,600)	13,621

Other Expenses
Interest expense	3,071	2,660
Loss on extinguishment of debt	8,210	—
Minority interest in subsidiaries	(9,581)	(36)

Total Other Expenses	1,770	2,624

Income Before Income Taxes	(35,300)	10,997
Income tax expense	(16,766)	4,188

Net Income (loss)	$(18,534)	$6,809

Net Income (loss) per Share:
Basic	$(1.38)	$0.48
Diluted	$(1.38)	$0.48
See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation
Consolidated Statements of Changes in Stockholders’ Equity
UNAUDITED
(in thousands, except common shares)

	Common	Common	Preferred	Preferred Add’l	Preferred Stock	Add’l Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Stock	Stock	Capital	Discount	Capital	Earnings	Income	Total
Balances, December 31, 2006	12,553,726	$126	$2,041	$18,576	$(4,725)	$36,139	$4,077	$294	$56,528
Dividends paid					2,700		(12,561)		(9,861)
Equity issuance from plan awards	170,810	1				425			426
Equity issuance	1,500,000	15				18,860			18,875

Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								2,885	2,885
Currency translation adjustment, net of income taxes								200	200
Net income							1,595		1,595

Total comprehensive income									4,680

Balances, December 31, 2007	14,224,536	$142	$2,041	$18,576	$(2,025)	$55,424	$(6,889)	$3,379	$70,648

Balances, December 31, 2007	14,224,536	$142	$2,041	$18,576	$(2,025)	$55,424	$(6,889)	$3,379	$70,648
Dividends paid					675		(3,284)		(2,609)
Equity issuance from plan awards
Equity issuance

Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								(3,676)	(3,676)
Currency translation adjustment, net of income taxes								(74)	(74)
Net income							(18,534)		(18,534)

Total comprehensive income									(22,284)

Balances, March 31, 2008	14,224,536	142	2,041	18,576	(1,350)	55,424	(28,707)	(371)	45,755

See accompanying summary of accounting policies and notes to financial statements

Brooke Corporation
Consolidated Statements of Cash Flows
UNAUDITED
(in thousands)

	For three months	For three months
	Ended March 31,	Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$(18,534)	$6,809
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation	641	425
Amortization	933	564
(Gain) loss on sale of businesses	846	(681)
Deferred income tax expense	—	584
Gain on sale of notes receivable	(99)	(7,123)
Loss on extinguishment of debt	8,210	—
Impairment loss	11,763	—
Provisions for stock awards	782	—
Minority interest	(10,809)	—
(Increase) decrease in assets:
Accounts and notes receivable	(37,064)	91,606
Other receivables	(5,840)	(5,602)
Prepaid expenses and other assets	(10,743)	518
Business inventory	3,758	(3,632)
Purchase of business inventory provided by sellers	105	6,121
Payments on seller notes for business inventory	(1,412)	(1,519)
Increase (decrease) in liabilities:
Accounts and expenses payable	39,887	6,130
Other liabilities	96,783	(2,307)

Net cash provided by operating activities	79,207	91,893

Cash flows from investing activities:
Cash payments for securities	(12,252)	(21,941)
(Purchase) sale of investments	(73,755)	—
Cash payments for property and equipment	(899)	(1,745)
Purchase of subsidiary and business assets	(8,291)	(18,548)
Sale of subsidiary and business assets	—	7,518

Net cash used in investing activities	(95,197)	(34,716)

Cash flows from financing activities:
Dividends paid	(2,609)	(2,314)
Cash proceeds from common stock issuance	—	324
Loan proceeds on debt	41,250	39,647
Payments on bond maturities	(45)	(40)
Advances (payments) on short-term borrowing	40,522	(10,537)
Payments on long-term debt	(56,523)	(86,192)

Net cash provided by (used in) financing activities	22,595	(59,112)

Net increase (decrease) in cash and cash equivalents	6,605	(1,935)
Cash and cash equivalents, beginning of period	5,158	21,203

Cash and cash equivalents, end of period	$11,763	$19,268

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation
Notes to Consolidated Financial Statements
UNAUDITED
1. Summary of Significant Accounting Policies
(a) Basis of Presentation
The consolidated financial statements include the accounts of the Company and its subsidiaries, except for the following qualifying special purpose entities formed for the purpose of acquiring loans from Aleritas Capital Corp. (a d/b/a of Brooke Credit Corporation “Aleritas”): Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Capital Company, LLC, Brooke Securitization Company 2004A, LLC, Brooke Securitization Company V, LLC, Brooke Securitization 2006-1, LLC, all of which have issued asset-backed securities in which the Company is not obligated to repay, and Brooke Master Trust, LLC, a wholly-owned subsidiary of Brooke Warehouse Funding, LLC, which has secured senior debt in which the Company is not obligated to repay. Each is treated as its own separate and distinct entity. Qualifying special purpose entities are specifically excluded from consolidation under FIN 46(R), “Consolidation of Variable Interest Entities.”
The unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial reporting and with the instructions to Form 10-Q of Regulation S-X. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and as such, should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2007. Management believes that the disclosures are adequate to make the information presented not misleading, and all normal and recurring adjustments necessary to present fairly the financial position at March 31, 2008 and the results of its operations for all periods presented have been made. The results of operations for any interim period are not necessarily indicative of the Company’s operating results for a full year.
Significant intercompany accounts and transactions have been eliminated in the consolidation of the financial statements.
A complete summary of significant accounting policies is included in footnote 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2007.
(b) Cash Equivalents
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
The activity in the Brooke Savings Bank allowance for loan losses is summarized below:

(in thousands)	2008
Balance at December 31, 2007	$190
Provision for loan losses	—
Losses charged off	(2)
Recoveries	—

Balance at March 31, 2008	$188

Impaired and nonaccruing loans at March 31, 2008 aggregated approximately $182,000 for Brooke Savings Bank for which an allowance of $5,000 has been established.
The Company estimates that a certain level of accounts receivable, primarily franchisee account balances, will be uncollectible; therefore, allowances of $1,200,000 and $1,114,000 at March 31, 2008 and December 31, 2007, respectively, have been established. The Company’s franchise subsidiary regularly assists its franchisees by providing commission advances during months when commissions are less than expected, but expects repayment of all such advances within four months. At March 31, 2008, the amount of allowance was determined after analysis of several specific factors, including franchise advances classified as “watch” status.
Aleritas’ credit loss exposure is limited to on-balance sheet loans (other than loans sold to warehouse special purpose entities which are classified as on-balance sheet) and the retained interest in loans which have been sold to qualifying special purpose entities that have issued asset-backed securities or off-balance sheet bank debt. A credit loss assumption is inherent in the calculations of retained interest-only strip receivables resulting from loans that are sold. Prior to 2007, no reserve for credit losses has been made for on-balance sheet loans held in inventory for eventual sale for two reasons. First, these loans were typically held for six to nine months before being sold to investors and, therefore, had a short-term exposure to loss. Second, commissions received by Brooke Capital Corporation, an affiliate of the Company (“Brooke Capital”), are typically distributed to Aleritas for loan payments prior to distribution of commissions to the franchisee borrower and most other creditors thereby reducing loan losses. Losses were written off to loan loss expense as they were identified.
However, given the rapid growth that Aleritas had experienced over the past two years, the seasoning of the loan portfolio, increased delinquencies of on-balance sheet loans and management’s expectation that loans will be held longer than previously (for nine to twelve months) before being sold, Aleritas established a reserve for potential loan losses on the on-balance sheet loans in the third quarter of 2007. The reserve for credit losses includes two key components: (1) loans that are impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15,” and (2) reserves for estimated losses inherent in the rest of the portfolio based upon historical and projected credit risk. In March 2008, Brooke Capital Corporation, an affiliate of the Company, and the sole collateral preservation provider for Franchise loans provided an analysis of credit loss exposure per agency based upon their estimates regarding liquidation value of each agency.

This analysis followed a decision and disclosure by Brooke Capital in November 2007 that they would place less emphasis on rehabilitating poorly performing franchisees and more emphasis on terminating or liquidating poorly performing franchisees. Based on this plan and action, the loan loss reserve for on balance sheet loans was increased by $12,537,000 in the first quarter 2008 to reflect the increased potential losses resulting from the liquidation of several agencies as well as potential losses on other loans in the portfolio. A reserve of $14,101,000 and $1,655,000 was held at March 31, 2008, and December 31, 2007, respectively. Management will evaluate the adequacy of the reserve on an ongoing basis in the future utilizing the credit metrics underlying the reserve and input from its collateral preservation providers.
The following schedule entitled “Valuation and Qualifying Accounts” summarizes the Allowance for Doubtful Accounts activity for the periods ended March 31, 2008 and December 31, 2007. Additions to the allowance for doubtful accounts are charged to expense.
Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning of	Charges to	Write	End of
(in thousands)	the Period	Expenses	Offs	the Period
Allowance for Doubtful Accounts
Year ended December 31, 2007	1,466	8,608	7,115	2,959
Period ended March 31, 2008	$2,959	$12,887	$357	$15,489
The Company does not accrue interest on loans that are 90 days or more delinquent and payments received on all such loans are applied to principal. Loans and accounts receivables are written off when management determines that collection is unlikely. This determination is made based on management’s experience and evaluation of the debtor’s circumstances.
(e) Revenue Recognition
Commissions. The Company has estimated and accrued a liability for commission refunds of $516,000 and $570,000 at March 31, 2008 and December 31, 2007, respectively.
Interest income, net. The Company recognizes interest income when earned. A portion of the interest income that the Company receives on its loans is paid out to the holders of its participation interests and qualifying special purpose entities. A portion of the interest received on loans sold to qualifying special purpose entities is recognized as received. Payments to these holders are accounted for as participating interest expense, which is netted against gross interest income. Participating interest expense was $7,830,000 and $7,486,000, respectively, for the three-month periods ended March 31, 2008 and 2007.
(f) Amortizable Intangible Assets
Amortization was $125,000 and $105,000 for the three-month periods ended March 31, 2008 and 2007, respectively.
In connection with the Company’s acquisition of 100% of the outstanding ownership interests of CJD & Associates, L.L.C., additional payments of the purchase price have been made in the amount of $3,283,000 since the initial purchase in July of 2002 and recorded as Amortizable Intangible Assets.
As a result of the acquisition of CJD & Associates, L.L.C. on July 1, 2002, the Company recorded additional Amortizable Intangible Assets of $21,000 (net of accumulated amortization of $174,000).

(g) Investment in Businesses
The number of businesses purchased to hold in inventory for sale for the three-month periods ended March 31, 2008 and 2007 was two and seven, respectively. Correspondingly, the number of businesses sold from inventory for the three-month periods ended March 31, 2008 and 2007 was three and three, respectively. At March 31, 2008 and December 31, 2007, the “Investment in Businesses” inventory consisted of five businesses and six businesses, respectively, with fair market values totaling $5,655,000 and $9,413,000, respectively.
(h) Deferred Charges
Net of amortization, the total balance of all deferred charges for the Company at March 31, 2008 and December 31, 2007 was $8,143,000 and $11,310,000, respectively.
Net of amortization, the balance of deferred charges associated with financings for Aleritas at March 31, 2008 and December 31, 2007 was $2,051,000 and $5,354,000, respectively. During the first quarter of 2007 there was an additional $349,000 in deferred charges primarily associated with the transaction by which Aleritas merged with Oakmont Acquisition Corp. (“Oakmont”). The previously deferred charges associated with the establishment of the Fifth Third Bank line of credit in 2006 of $388,000 were expensed during the three-month period ended March 31, 2007, as closing costs associated with amending the Fifth Third facility. Deferred charges decreased during 2008 primarily due to the realization of $4.1 million of previously deferred financing costs associated with the early pay-off in March 2008 of Falcon Jordan notes issued on October 31, 2006.
Commissions and other costs of acquiring life insurance, which vary with, and are primarily related to, the production of new business, have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are being amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy reserves. Net of amortization, the balance was $5,452,000 and $5,406,000 at March 31, 2008 and December 31, 2007, respectively.
Commissions and other costs of acquiring property and casualty insurance, which vary with, and are primarily related to, the production of new business, have been deferred to the extent recoverable from future policy revenues and gross profits. The acquisition costs are being amortized over the premium paying period of the related policies using assumptions consistent with those used in computing policy reserves. Net of amortization, the balance was $640,000 and $550,000 at March 31, 2008 and December 31, 2007, respectively.
(i) Per Share Data
Basic net income per share is calculated by dividing net income, less preferred stock dividends declared in the period (whether or not paid) and the dividends accumulated for the period on cumulative preferred stock (whether or not earned), by the average number of shares of the Company’s common stock outstanding. Diluted net income per share is calculated by including the probable conversion of preferred stock to common stock, and then dividing net income, less preferred stock dividends declared on non-convertible stock during the period (whether or not paid) and the dividends accumulated for the period on non-convertible cumulative preferred stock (whether or not earned), by the adjusted average number of shares of the Company’s common stock outstanding. Total preferred stock dividends declared during the three-month periods ended March 31, 2008 and 2007 were $49,000 and $49,000, respectively.

(in thousands, except share and per share data)	March 31, 2008	March 31, 2007
Basic Earnings Per Share
Net Income (loss)	$(18,534)	$6,809
Less: Preferred Stock Dividends	(724)	(724)

Income (loss) Available to Common Stockholders	(19,258)	6,085
Average Common Stock Shares	13,966	12,560

Basic Earnings (loss) Per Share	$(1.38)	$0.48

	March 31,		March 31,
	2008		2007
Diluted Earnings Per Share
Net Income (loss)		$(18,534)		$6,809
Less: Preferred Stock Dividends on Non-Convertible Shares		(49)		(49)

Income (loss) Available to Common Stockholders		(18,583)		6,760
Average Common Stock Shares	13,966		12,560
Plus: Assumed Exercise of 1,176,471 Preferred Stock	1,176		1,176
Plus: Assumed Exercise of 124,240 and 103,940 Stock Options	124	15,266	104	13,840

Diluted Earnings (loss) Per Share		$(1.38)		$0.48

*	The convertible preferred stock is anti-dilutive at March 31, 2008 and 2007. These shares are excluded from the dilution calculation and included as preferred stock dividend.
(j) Advertising
Total advertising and marketing expense for the three-month periods ended March 31, 2008 and 2007 was $4,260,000 and $3,985,000, respectively.
(k) Restricted Cash
In connection with Industrial Revenue Bonds, the amount of cash held at First National Bank of Phillipsburg at March 31, 2008 and December 31, 2007 was $42,000 and $73,000, respectively.
In connection with future loan payments of Brooke Acceptance Company LLC, Brooke Captive Credit Company 2003, LLC, Brooke Securitization Company 2004A, LLC, Brooke Capital Company, LLC, Brooke Securitization Company V, LLC and Brooke Securitization Company 2006-1, LLC, the amount of commissions held at March 31, 2008 and December 31, 2007 was $257,000 and $171,000, respectively.
The Company holds amounts in escrow in a cash account for certain borrowers for the purpose of paying debt service, property taxes and/or property insurance typically paid during the first year of the loan financing. The amount of escrowed cash held at March 31, 2008 and December 31, 2007 was $154,000 and $210,000, respectively.
(m) Accounts and Notes Receivable, Net
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
(n) Other Assets
The Company has purchased certain lottery prize cash flows, representing the assignments of the future payment rights from lottery winners at a discounted price. Payments on these cash flows will be made by state run lotteries and as such are backed by the general credit of the respective states. At March 31, 2008 and December 31, 2007, the carrying value of these other assets was approximately $3,429,000 and $3,527,000, respectively.
(o) Securities
The carrying values of securities were $86,347,000 and $89,634,000 at March 31, 2008 and December 31, 2007, respectively, and consisted primarily of three types of securities (or retained residual assets): interest-only strip receivables in loans sold; retained over-collateralization interests in loans sold; and cash reserves. The aggregate carrying values of the retained residual assets from the sale of loans was $84,476,000 and $87,763,000 at March 31, 2008 and December 31, 2007, respectively. The carrying value for the corresponding marketable securities approximates the fair value as calculated by the Company using reasonable assumptions. The value of the Company’s retained residual assets is subject to credit and prepayment risks on the transferred financial assets.
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
When the Company sells notes receivable to qualifying special purpose entities, it retains an interest-only strip receivable or retained interest. The carrying values of the interest-only strip receivable in loans sold to qualifying special purpose entities were $24,225,000 and $28,144,000 at March 31, 2008 and December 31, 2007, respectively. The amount of gain or loss recorded on the sale of notes receivable to qualifying special purpose entities depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the assets retained based on their relative fair value at the date of transfer. To initially obtain fair value of the retained interest-only strip receivable resulting from the sale of notes receivable to qualifying special purpose entities, quoted market prices are used, if available. However, quotes are generally not available for such retained residual assets. Therefore, the Company typically estimates fair value for these assets. The fair value of the interest-only strip receivables retained is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (12.00% annually) and discount rates (11.00%) commensurate with the risks involved. The amount of unrealized gain (loss) on the retained residual assets was $(832,000) and $(89,000) at March 31, 2008 and December 31, 2007, respectively. The interest-only strip receivables have varying dates of maturity ranging from the fourth quarter of 2015 to the second quarter of 2021.

When the Company sells notes receivable to qualifying special purpose entities, it retains an over-collateralization interests in loans sold and cash reserves. The carrying values of retained over-collateralization interests were $59,401,000 and $63,507,000 at March 31, 2008 and December 31, 2007, respectively. The carrying values of cash reserves were $850,000 and $850,000 at March 31, 2008 and December 31, 2007, respectively. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have issued asset-backed securities has been estimated at the par value of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have secured bank debt, is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (12.00% annually) and discount rates (11.00%) commensurate with the risks involved. The cash reserves do not represent credit enhancement reserves for benefit of the asset-backed security holders and creditors of the qualifying special purpose entities. These reserves are for the benefit of the third party trustee and servicer and if not used for excessive trustee and servicer expenses, the funds will be returned to the Company once the last note receivable held by the qualifying special purpose entity has matured. If excessive expenses are incurred by the trustee and servicer the Company will expense the reduction of the cash reserve. No excessive expenses have been incurred by the trustees and servicers to date. The fair value of the cash reserves has been estimated at the cash value of the reserve account.
The notes receivable sold in April 2003, November 2003, June 2004, March 2005, December 2005 and July 2006 involved the issuance of asset-backed securities by the following qualifying special purpose entities: Brooke Acceptance Company, LLC; Brooke Captive Credit Company 2003, LLC; Brooke Securitization Company 2004A, LLC; Brooke Capital Company, LLC; Brooke Securitization Company V, LLC; and Brooke Securitization Company 2006-1, LLC, respectively. In September 2006, Brooke Warehouse Funding, LLC entered into a receivables financing agreement with Fifth Third Bank which was classified as secured borrowings. However, in March 2007, Brooke Warehouse’s Fifth Third facility was paid off and replaced with a new off balance sheet facility through Brooke Warehouse Funding, LLC’s wholly-owned qualifying special purpose entity, Brooke Acceptance Company 2007-1, LLC. Therefore, the loans sold in March 2007 to Brooke Warehouse Funding, LLC, the Company’s special purpose entity, involved the incurrence of debt owed to Fifth Third Bank by Brooke Acceptance Company 2007-1, LLC, a wholly-owned qualifying special purpose entity subsidiary of the Brooke Warehouse Funding, LLC. Loans sold to Brooke Warehouse Funding, LLC are participated to Brooke Acceptance Company 2007-1, LLC which are then pledged to Fifth Third Bank for the off balance sheet debt. The purchase of loans by Brooke Warehouse Funding, LLC, the participation of those loans to Brooke Acceptance Company 2007-1, LLC and the pledge to Fifth Third Bank occurred simultaneously. In December 2007, Brooke Acceptance Company 2007-1, LLC was replaced by Brooke Master Trust, LLC. Loans now sold to Brooke Warehouse Funding, LLC are participated to Brooke Master Trust, LLC which are then pledged to Fifth Third Bank for the off-balance sheet debt.
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
Although the Company does not provide recourse on the transferred notes and is not obligated to repay amounts due to investors and creditors of the qualifying special purpose entities, its retained assets are subject to loss, in part or in full, in the event credit losses exceed initial and ongoing management assumptions used in the fair market value calculation. Additionally, a partial loss of retained assets could occur in the event actual prepayments exceed management’s initial and ongoing assumptions used in the fair market calculation. In the first quarter of 2008, the Company wrote down the value of the securities balance by $11,763,000 due to expected credit losses on loans in its securitizations. As credit losses are realized they are expected to initiate provisions in the securitizations documents that result in the discontinuation of cash distributions from the qualifying special purpose entities until the financial ratios in the securitizations are brought back into compliance. In the fourth quarter of 2007, the Company wrote down the value of the securities balance by $5,517,000 due to expected credit losses on loans in its securitizations, actual prepayments exceeding assumed prepayments, and an increase in the prepayment assumption going forward.

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
Subsequent to the initial calculation of the fair value of retained interest, the Company utilizes a fair market calculation methodology (utilizing the same methodology used to establish the initial fair value) to determine the ongoing fair market value of the retained interest. Ongoing fair value is calculated using the then current outstanding principal of the transferred notes receivable and the outstanding balances due unaffiliated purchasers, which are reflective of credit losses and prepayments prior to the fair value recalculation. Additionally, the Company completes an ongoing analysis of key assumptions used in the fair market value calculation to ensure that such assumptions used in the calculation are viable, based on current and historical prepayments and credit loss trends within similar asset types. Based upon this analysis and due to recent prepayment trends, the prepayment rate assumption used in the asset valuation was increased from 10% to 12% annually in the fourth quarter of 2007. All other assumptions remained the same. Management may make necessary adjustments to key assumptions based on current and historical trends, which may result in an immediate reduction or impairment loss in the fair market value of retained interest. During 2007 and 2006, the securitized pools of loans experienced an increase in the prepayment rate, and as a result, management determined that an “other than temporary” impairment occurred. The Company recorded an impairment losses related to the prepayment rate of $778,000 for the year ended December 31, 2007. Credit losses in the near term in the securitization portfolios are expected to be significantly higher than historical levels and higher than the 0.5% credit loss assumption. Management believes that this increase is directly attributable to market conditions which are cyclical such as the soft insurance marketplace and higher interest rates than when certain of the loans were originated. The 0.5% credit loss assumption determined by management is an average rate over the life of the portfolio. Management believes that during the remaining term of this portfolio, several cycles are likely to occur which could increase or decrease actual credit loss rates; however, management continues to believe the average rate assumption used is appropriate. Summarized in footnote 2 is a sensitivity analysis or stress test on retained interests to determine the impact of a 10% and 20% variance in key assumptions currently used by management to calculate the fair value of retained interests.
Footnote 2 also contains a table summarizing the principal balances of loans managed by the Company. Included within the table are delinquency and net credit loss trends of managed receivables at March 31, 2008 and December 31, 2007.
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

Trading securities are those securities that that may be purchased and held principally for the purpose of selling in the near term. Such securities are carried at fair value with unrealized gains or losses included in earnings. Realized gains or losses, determined on the basis of the cost of specific securities sold, are included in earnings. Unrealized losses for securities classified as held to maturity and available for sale judged to be other than temporary are charged to operations. As of March 31, 2008 and December 31, 2007, all investment securities within the Company’s portfolio were classified as available-for-sale.
(p) Insurance Losses and Loss Expenses
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
The Company has established an allowance of $6,277,000 at March 31, 2008 and $7,840,000 at December 31, 2007, respectively, for losses on property and casualty insurance policies issued by Traders Insurance Company. Reserves of $600,000 and $600,000 at March 31, 2008 and December 31, 2007, respectively, were established for claims on financial guaranty policies issued by DB Indemnity, Ltd. on loans originated by the Company’s finance subsidiary.
(q) Other Operating Interest Expense
Operating interest expense includes interest paid by the Company’s finance subsidiary to DZ BANK AG Deutsche Zentral-Genossenschaftsbank, Fifth Third Bank, and Home Federal Savings and Loan Association of Nebraska on line of credit loans for the purpose of originating insurance agency loans, originating funeral home loans and financing the over-collateralization portion of loans funded with the other lines of credit, and is, therefore, an operating expense. The interest paid and accrued for the three-month periods ending March 31, 2008 and 2007 was $761,000 and $1,815,000, respectively.
(r) Interest-only Strip Receivable
The aggregate carrying values of interest-only-strip receivables were $7,820,000 and $7,749,000 at March 31, 2008 and December 31, 2007, respectively. The amount of unrealized gain on the interest-only strip receivable was $279,000 at March 31, 2008 and $273,000 at December 31, 2007. The interest-only strip receivables have varying dates of maturities ranging from the third quarter of 2011 to the first quarter of 2027. The interest-only strip receivables have varying maturities ranging from the second quarter of 2010 to the fourth quarter of 2026.
(s) Investments
At March 31, 2008 and December 31, 2007, the Company classified all of its fixed maturity and equity investments as available-for-sale securities and carried them at fair value with unrealized gains and losses, net of applicable income taxes, reported in other comprehensive income. Available-for-sale securities are those that the Company intends to hold for an indefinite period of time, but not necessarily to maturity. Any decision to sell a security classified as available-for-sale would be based on various factors, including significant movements in interest rates, liquidity needs, regulatory capital considerations and other similar factors.

Available-for-sale securities at March 31, 2008 and December 31, 2007 are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
March 31, 2008:
U.S. Treasury	$1,781	$87	$0	$1,868
U.S. Government Agency	65,476	204	347	65,333
Corporate bonds	21,670	209	1,259	20,620

Total	$88,927	$500	$1,606	$87,821

Equity securities	$828	$84	$117	$795

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
December 31, 2007:
U.S. Treasury	$1,729	$30	$—	$1,759
U.S. Government Agency	28,267	51	105	28,213
Corporate bonds	20,678	144	750	20,072

Total	$50,674	$225	$855	$50,044

Equity securities	$829	$119	$105	$843

The amortized cost and fair value of fixed maturities at March 31, 2008, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.

	March 31, 2008
(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,921	$1,913
Due after one year through five years	8,112	8,006
Due after five years through ten years	9,649	9,221
Due after ten years	11,133	10,708
Mortgage-backed bonds	58,112	57,973

	$88,927	$87,821

The fair values for investments in fixed maturities are based on quoted market prices.
Brooke Savings Bank has a blanket collateral agreement with the Federal Home Loan Bank in order to obtain advances. At March 31, 2008, no overnight advances were outstanding. However, the Bank has pledged qualifying mortgage-backed securities, with fair values of approximately $12,824,000 in connection with this advance agreement.
Included in investments are securities pledged to various state insurance departments. The fair value of these securities were $4,620,000 and $4,842,000 at March 31, 2008 and December 31, 2007, respectively.
Also included in investments at March 31, 2008 are certain interest bearing deposits and other short-term investments totaling $36,026,000. The carrying values of these investments approximate their fair values.

Interest earned on investments is included in investment income as earned. Realized gains or losses on the sales of investments are recognized in operations on the specific identification basis. Impairments that are judged to be other than temporary are recognized as realized losses.
(t) Policy and Contract Liabilities
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
(u) Warrant Obligation
The warrant obligation consisted of the detachable warrants for Aleritas common stock issued in connection with Aleritas’ debt offering during the fourth quarter of 2006. The detachable noteholder warrants are within the scope of SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 requires issuers to classify as liabilities (or assets under certain circumstances) free-standing financial instruments which, at inception, require or may require an issuer to settle an obligation by transferring assets.
SFAS 150 requires the detachable warrants issued to the noteholders to be classified as a liability since warrants incorporated a put option. The holders of these warrants could exercise their rights to force Aleritas to repurchase the warrants and/or warrant shares at the appraised value of the common stock, less the warrant exercise price of $0.01 per share. At each balance sheet date, any change in the calculated fair market value of the warrant obligation must be recorded as additional interest costs or financing income. Since the exercise price of the warrants is nominal, the change in the fair market value of the warrants represents the additional cost or income for the period.
Also in accordance with SFAS 150, the noteholder warrants were initially recorded as a discount to the notes based on the fair market value of the warrants at November 1, 2006, or approximately $2,737,000. The discount on the notes was to be amortized over the life of the notes using the effective interest method. During July 2007, the warrants were amended to remove the put option. The decrease in the market value of the liability from the beginning of 2007 through July 2007, $467,000, was recorded as a reduction of other interest expense. The amount of amortization resulting from discount accretion for the period ended March 31, 2008 and 2007 was $2,428,000 and $63,000, respectively. The unamortized balance of the discount on the notes, $2,381,000, was written off to repurchase of debt expense during the first quarter of 2008.

(v) Deposits
Deposits as of March 31, 2008 are summarized below:

2008
(in thousands)	Amount
Noninterest-bearing checking	$3,666
Savings	232
Interest-bearing checking	7,633
Money market	18,327

29,858
Certificates of deposit	82,589
IRAs	9,464

$121,911

As of March 31, 2008, scheduled maturities of certificates of deposit and IRA accounts are shown below:

(in thousands)	Amount
Within one year	$83,996
One to three years	6,584
Three to five years	1,454
Over five years	19

$92,053

As of March 31, 2008, there were 151 certificate of deposit accounts of $100,000 or more totaling $21,710,000. These deposits are insured up to $100,000 by the Deposit Insurance Fund (DIF), which is administered by the Federal Deposit Insurance Corporation and is backed by the full faith and credit of the U. S. government.
Regulations of the Federal Reserve System require reserves to be maintained by all banking institutions according to the types and amounts of certain deposit liabilities. These requirements restrict usage of a portion of Brooke Savings Bank’s available cash balances from everyday usage in its operations. The minimum reserve requirements as of March 31, 2008 totaled $70,000.
Interest expense on deposits totaled approximately $980,000 for the three months ended March 31, 2008.
2. Notes Receivable
At March 31, 2008 and December 31, 2007, accounts and notes receivable consisted of the following:

(in thousands)	03/31/2008	12/31/2007
Business loans	$630,269	$606,596
Less: Business loans sold	(512,013)	(517,743)
Commercial real estate loans	103,725	96,024
Less: Real estate loans sold	(63,638)	(60,672)
Loans with subsidiaries	16,047	19,786
Less: Subsidiary loans sold	(16,047)	(19,786)
Plus: Loans sold not classified as a true sale	54,263	39,452
Other Loans	1,352	681

Total notes receivable, net	213,958	164,338
Interest earned not collected on notes*	7,523	7,132
Customer receivables	27,276	27,687
Deferred loan fees	(16)	(10)
Allowance for doubtful accounts	(15,489)	(2,959)

Total accounts and notes receivable, net	$233,252	$196,188

*	The Company has a corresponding liability for interest payable to participating lenders in the amounts of $1,343,000 and $1,609,000 at March 31, 2008 and December 31, 2007, respectively.

Aleritas has loaned money to the Company and to other subsidiaries of the Company. These notes receivable have been eliminated in consolidation to the extent the notes receivable have not been sold to an unaffiliated third party. The sale of all or a portion of the intracompany notes receivable to an unaffiliated third party results in a notes payable, as discussed in footnote 4.
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
The transfers that do not meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as secured borrowings and the balances are recorded as both a note receivable asset and participation payable liability. At March 31, 2008 and December 31, 2007, secured borrowings totaled $54,263,000 and $39,452,000, respectively.
Of the notes receivable sold, at March 31, 2008 and December 31, 2007, $521,388,000 and $538,963,000, respectively, were accounted for as sales because the transfers meet the criteria established by SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”
The following provides details concerning notes receivable sold. Purchasers of these notes receivable obtained full control over the transferred assets (i.e. notes receivable) and obtained the right, free of conditions that constrain them from taking advantage of that right, to pledge or exchange the notes receivable. Furthermore, the agreements to transfer assets do not entitle, nor obligate, the Company to repurchase or redeem the notes receivable before their maturity, except in the event of an uncured breach of warranty.

	March 31,	December 31,
(in thousands)	2008	2007
Securitizations	$119,564	$128,711
Participations	223,409	232,144
Off-balance sheet warehouse facility	179,415	181,093
Participations on subsidiary loans	11,300	14,572

Notes receivable sold	$533,688	$556,520

When the Company sells notes receivable, it generally retains interest income and servicing income. Gains or losses on sales of the notes receivable depend, in part, on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold, the retained interest and the servicing assets based on their relative fair value at the date of transfer.
The Company is typically paid annual servicing fees ranging from 0.25% to 1.375% of the outstanding loan balance on loan participations. In those instances when annual service fees paid to the Company are less than the minimum cost of servicing, which is estimated at 0.25% of the outstanding balance, a servicing liability is recorded. Additionally, the Company often retains interest income. The Company’s right to interest income is not subordinate to the purchasers’ interests and Aleritas shares interest income with purchasers on a pro-rata basis. Although not subordinate to purchasers’ interests, the Company’s retained interest is subject to credit and prepayment risks on the transferred assets.

The Company is typically paid annual servicing fees ranging from 0.10% to 0.25% of the outstanding transferred loan balances on loans to qualifying special purpose entities that qualify for true sale. Additionally, the Company often retains interest income. The Company’s right to interest income is subordinate to the investor and lender’s interests. As such, the Company’s retained interest is subject to credit and prepayment risks on the transferred assets.
When the Company sells loans to a qualifying special-purpose entity an interest receivable is retained. The fair value of the difference between the loans sold and the securities issued to accredited investors, and the fair value of interest receivable is recorded as securities. A history of loans securitized follows:

(in thousands)	Apr 2003	Nov 2003	Jun 2004	Mar 2005	Dec 2005	Jul 2006
Loans sold initially	$15,825	$23,526	$24,832	$40,993	$64,111	$65,433
Asset-back securities	13,350	18,500	20,000	32,000	51,500	52,346
Securities retained at March 31, 2008:
Interest-only strip receivables	$69	$83	$574	$1,565	$2,233	$2,926
Over-collateralization interests	548	1,304	813	1,274	3,156	6,991
Cash Reserves	125	125	125	125	175	175

Total	$742	$1,512	$1,512	$2,964	$5,564	$10,092

Securities retained at December 31, 2007	$1,054	$1,263	$2,837	$5,902	$9,285	$13,977

Service income, period ended:
March 31, 2008	—	1	1	6	9	13
March 31, 2007	1	1	2	8	13	16
In March 2007, Aleritas initiated a $150,000,000 facility to sell, on a revolving basis, a pool of its loans, while retaining residuals assets such as interest-only strip receivables and a subordinated over-collateralization interest in the receivables. The eligible receivables are sold to Brooke Warehouse Funding, LLC, a wholly owned bankruptcy-remote special purpose entity, without legal recourse to Aleritas. Brooke Warehouse Funding, LLC then entered into a participation agreement with Brooke Acceptance Company 2007-1, LLC to sell an undivided senior participation interest in all of the assets of Brooke Warehouse Funding, LLC. Brooke Acceptance Company 2007-1, LLC entered into an amended and restated receivables financing agreement with Fifth Third Bank which extended a credit facility to Brooke Acceptance Company 2007-1 LLC to provide funds to acquire such participation interests with a facility line of credit of $150,000,000. The facility qualifies for true sale treatment under SFAS 140. As of March 31, 2008, the outstanding balance of sold accounts receivable held by Brooke Warehouse Funding, LLC and participated to Brooke Master Trust, LLC totaled $179,414,000 which were removed from the consolidated balance sheet at that date. The fair value of the difference between loans sold and advanced portion on the facility, or the fair value of retained residual assets, were recorded on the Company’s books as a security with balances of $62,091,000 on March 31, 2008. This retained security is comprised of retained interest-only strip receivable totaling $16,774,000 and retained over-collateralization interests in the special purpose entity totaling $45,316,000. The Company received servicing income as sub-servicer of the facility of $48,000 for the period ended March 31, 2008. The facility contains the following financial covenants: minimum stockholders’ equity for Aleritas of $80 million, positive consolidated net income for the four fiscal quarter period then ending, maximum prepayment rate on the Aleritas’ loan portfolio of 20%; maximum loan loss rate of 1.5%; minimum fixed charge coverage ratio as scheduled; maximum cash leverage ratio as scheduled; and maximum total leverage ratio as scheduled. The facility contains other restrictions, including but not limited to: the incurrence of indebtedness and liens; the reorganization, transfer and merger of Aleritas; the disposal of its properties other than in the ordinary course of business; entering into transactions with affiliates or into material agreements other than in the ordinary course of business; entering into pledge and negative pledge agreements; and the declaration of dividends, except in limited circumstances.

At March 31, 2008, Aleritas was not in compliance with all of the terms and conditions of this facility and had an unresolved deficiency in the facility of $12,974,000. Fifth Third has issued a notice of default with respect to the facility and is in discussions with the Company’s management to address these issues. Management believes they will be able to come to an agreement with Fifth Third that will allow the facility to be in compliance with the Agreement. The facility is not available to fund new loans and it is unlikely the Aleritas will be able to fund loans into the facility in the future. There can be no assurance that Aleritas will reach a satisfactory resolution of the non-compliance. Failure to resolve the non-compliance may have a material adverse affect on the Company’s financial condition and results of operation.
The table below summarizes certain cash flows received from and paid to qualifying special purpose entities in connection with the Company’s off-balance sheet securitizations and credit facilities:

	Three Months Ended March 31,
(in thousands)	2008	2007
Proceeds from new loan sales to qualifying special purpose entities*	$5,826	$105,822
Proceeds reinvested in qualifying special purpose entities (retained equity interest) **	1,469	21,941
Servicing fees received	78	41
Other cash flows received on retained interests***	3,925	3,919
Proceeds from collections reinvested in (revolving-period) securitizations	—	—

*	This amount represents total loans sold by the Company to qualifying special purpose entities in connection with off-balance sheet securitizations and credit facilities.

**	This amount represents the Company’s retained equity interest in the securitization or credit facility qualifying special purpose entities.

***	This amount represents total cash flows received from retained interests by the Company other than servicing fees. Other cash flows include cash flows from interest-only strip receivables and cash above the minimum required level in cash collateral accounts.
At March 31, 2008 and December 31, 2007, the Company had transferred assets with balances totaling $521,388,000 and $538,963,000, respectively, resulting in pre-tax gains for the three-month periods ended March 31, 2008 and 2007 of $251,000 and $7,123,000, respectively before consideration of related securitization fees.
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
The value of the servicing asset or liability is calculated by estimating the net present value of net servicing income (or expense) on loans sold using the discount rate and prepayment speeds noted in the key economic assumptions table. Subsequent to the initial recording at fair value, the servicing asset is amortized in proportion to and over the period of estimated net servicing income.

The following table provides the changes in the Company’s servicing asset and liability subsequently measured using the amortization method.

	March 31, 2008		December 31, 2007
	Servicing	Servicing	Servicing	Servicing
(in thousands)	Asset	Liability	Asset	Liability
Carrying amount, beginning of year	$6,025	$16	$4,512	$24
Additions:
Servicing obligations that result from transfer of financial assets	427	—	3,546	—
Subtractions:
Disposals	(350)	—	(703)	—
Accumulated amortization	(375)	(2)	(1,330)	(8)

Carrying amount, end of period	$5,727	$14	$6,025	$16

Fair value as of: Beginning of year	$6,870	$16	$5,176	$24
End of period	7,771	14	6,870	16
The dominant risk characteristics of the underlying loans of the Company’s retained interest-only strip receivables and servicing assets have been analyzed by management to identify how to stratify these assets for the purpose of evaluating and measuring impairment. The underlying loans are very similar in virtually all respects. Accordingly, the same key economic assumptions have been used when determining the fair value of retained interest and servicing assets for all loans. No valuation allowance has been established because the fair value for the adjustable-rate loan stratum is not less than the carrying amount of the servicing assets.
Although substantially all of the Company’s loans are adjustable, a discount rate has been applied to reflect the net present value of future revenue streams. As such, changes in the net present value rate, or discount rate, resulting from interest rate variations, could adversely affect the asset’s fair value. Impairment of retained interests and servicing assets are evaluated and measured annually. The impairment testing is performed by taking the current interest and servicing revenue stream and valuing the new revenue stream with the appropriate assumptions. The new revenue stream is based on the loan balances at the date the impairment test is completed, which will include all prepayments on loans and any credit losses for those loans. The new discounted revenue stream is then compared to the carrying value on the Company’s books and, if the new value is greater than the value on the books, no impairment has occurred. If the new discounted revenue stream is less than the value on the books, further analysis is performed to determine if an “other than temporary” impairment has occurred. If an “other than temporary” impairment has occurred, the Company writes the asset to the new discounted revenue stream. During 2007, the securitized pools of loans experienced increases in the prepayment rate and, as a result, management determined that an “other than temporary” impairment occurred. The Company recorded an impairment loss of $5,517,000 for the year. The Company believes that over the life of the securitizations the prepayment rate assumption used continues to be appropriate. Additional impairment of $11,763,000 was recognized for the three months ended March 31, 2008.
For the twelve months ended March 31, 2008, the Company’s loan portfolio experienced an annualized prepayment rate of 12.8%, which was higher than management’s assumption for both fixed and variable rate loans. Management believes that this increase is directly attributable to market conditions which are cyclical such as the softening insurance marketplace and the increasing interest rate environment. However, the assumed prepayment rate was increased to 12% in the fourth quarter of 2007 for both fixed and variable rate loans, from 8% and 10%, respectively, previously to reflect higher expected prepayment rates as the portfolio continues to season. The prepayment assumption is an average annual rate over the life of the Company’s portfolio. Management believes that during the remaining term of this portfolio, several cycles are likely to occur which could increase or decrease actual prepayment rates; however, management believes the revised average annual rate assumption is appropriate. Shorter term swings in prepayment rates typically occur because of cycles within a marketplace, such a softening and hardening of the insurance marketplace, changes in the death care rate for funeral homes and changes in the variable interest rate loans from key index rate changes. Longer term increases in prepayment rates typically result from long-term deterioration of the marketplace or increased lending competition.

At March 31, 2008 and December 31, 2007, the fair value of retained interest-only strip receivables recorded by the Company was $35,975,000 and $35,893,000, respectively. Of the totals at March 31, 2008, $7,820,000 was listed as interest-only strip receivable on the Company’s balance sheet and $28,155,000 in retained interest-only strip receivable carried in the Company’s securities. Of the totals at December 31, 2007, $7,749,000 was listed as interest-only strip receivable on the Company’s balance sheet and $28,144,000 in retained interest-only strip receivables carried in the Company’s securities.
Of the business and real estate loans at March 31, 2008 and December 31, 2007, $118,000 and $130,000, respectively, in loans were sold to various participating lenders with recourse to Aleritas. Such recourse is limited to the amount of actual principal and interest loss incurred and any such loss is not due for payment to the participating lender until such time as all collateral is liquidated, all actions against the borrower are completed and all liquidation proceeds applied. However, participating lenders may be entitled to periodic advances from Aleritas against liquidation proceeds in the amount of regular loan payments. At March 31, 2008, all such recourse loans: a) had no balances more than 60 days past due; and b) had adequate collateral. No recourse loan participations were in default at March 31, 2008.
At March 31, 2008 and December 31, 2007, the value of the servicing asset recorded by the Company was $5,727,000 and $6,025,000, respectively.
At March 31, 2008 and December 31, 2007, the value of the servicing liability recorded by the Company was $14,000 and $16,000, respectively.
At March 31, 2008, key economic assumptions used in measuring the retained interest-only strip receivables and servicing assets when loans were sold during the year were as follows (rates per annum):

Business Loans
(Fixed & Adjustable Rate Stratum)*
Prepayment speed	12.00%
Weighted average life (months)	143
Expected credit losses	0.50%
Discount rate	11.00%

*	During the fourth quarter of 2007, the prepayment speed assumption was changed from 10.00% to 12.00%.
At March 31, 2008, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows:

Business Loans
(in thousands except percentages)	(Fixed & Adjustable Rate Stratum)
Prepayment speed (annual rate)**	12.00%
Impact on fair value of 10% adverse change	$(1,392)
Impact on fair value of 20% adverse change	$(2,685)
Expected credit losses (annual rate)	0.50%
Impact on fair value of 10% adverse change	$(355)
Impact on fair value of 20% adverse change	$(708)
Discount rate (annual)*	11.00%
Impact on fair value of 10% adverse change	$(1,164)
Impact on fair value of 20% adverse change	$(2,209)

*	During the fourth quarter of 2007, the prepayment speed assumption was changed from 10.00% to 12.00%.

These sensitivities are hypothetical and should be used with caution. The effect of a variation in a particular assumption on the value of the retained interest-only strip receivables and servicing assets is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.
The above adverse changes for prepayment speed and discount rate are calculated on the Company’s retained interest-only strip receivables and servicing assets on loans sold totaling $521,388,000. The above adverse changes for expected credit losses are calculated on the Company’s retained interest-only strip receivables in loans sold with recourse to participating lenders and loans sold to qualifying special purpose entities.
The following illustrate how the changes in fair values were calculated for 10% and 20% adverse changes in key economic assumptions.
Effect of Increases in Assumed Prepayment Speed on Servicing Asset

	Fixed &
	Adjustable Rate Stratum
	10%	20%
	Prepayment	Prepayment
(in thousands)	Increase	Increase
Estimated cash flows from loan servicing fees	$10,824	$10,533
Servicing expense	(1,901)	(1,841)
Discount of estimated cash flows at 11.00% rate	(3,336)	(3,238)

Carrying value of servicing asset after effect of increases	5,587	5,454
Carrying value of servicing asset before effect of increases	5,727	5,727

Decrease of carrying value due to increase in prepayments	$(140)	$(273)

Effect of Increases in Assumed Prepayment Speed on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed &
	Adjustable Rate Stratum
	10%	20%
	Prepayment	Prepayment
(in thousands)	Increase	Increase
Estimated cash flows from interest income	$48,131	$45,772
Estimated credit losses	(4,609)	(4,356)
Discount of estimated cash flows at 11.00% rate	(12,729)	(11,783)

Carrying value of retained interests after effect of increases	30,793	29,633
Carrying value of retained interests before effect of increases	32,045	32,045

Decrease of carrying value due to increase in prepayments	$(1,252)	$(2,412)

Effect of Increases in Assumed Credit Loss Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed &
	Adjustable Rate Stratum
	10%	20%
	Credit Loss	Credit Loss
(in thousands)	Increase	Increase
Estimated cash flows from interest income	$50,720	$50,720
Estimated credit losses	(5,390)	(5,889)
Discount of estimated cash flows at 11.00% rate	(13,640)	(13,494)

Carrying value of retained interests after effect of increases	31,690	31,337
Carrying value of retained interests before effect of increases	32,045	32,045

Decrease of carrying value due to increase in credit losses	$(355)	$(708)

Effect of Increases in Assumed Discount Rate on Servicing Asset

	Fixed &
	Adjustable Rate Stratum
	10%	20%
	Discount Rate	Discount Rate
(in thousands)	Increase	Increase
Estimated cash flows from loan servicing fees	$11,131	$11,131
Servicing expense	(2,030)	(2,030)
Discount of estimated cash flows	(3,551)	(3,719)

Carrying value of servicing asset after effect of increases	5,550	5,382
Carrying value of servicing asset before effect of increases	5,727	5,727

Decrease of carrying value due to increase in discount rate	$(177)	$(345)

Effect of Increases in Assumed Discount Rate on Retained Interest (Interest-Only Strip Receivable, including retained interest carried in Securities balance)

	Fixed &
	Adjustable Rate Stratum
	10%	20%
	Discount Rate	Discount Rate
(in thousands)	Increase	Increase
Estimated cash flows from interest income	$50,720	$50,720
Estimated credit losses	(4,887)	(4,887)
Discount of estimated cash flows	(14,774)	(15,652)

Carrying value of retained interests after effect of increases	31,059	30,181
Carrying value of retained interests before effect of increases	32,045	32,045

Decrease of carrying value due to increase in discount rate	$(986)	$(1,864)

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

	Recourse & Securitized
	Loans Sold in
	2008	2007*	2006
Actual & Projected Credit Losses (%) at:
March 31, 2008	0.00%	0.00%	1.52%
December 31, 2007		0.00	1.41
December 31, 2006			1.95

*	There were no loans sold in securitizations in 2007 and 2008 to date.

The following table presents quantitative information about the Company managed portfolio, including balances, delinquencies and net credit losses.

	Total Principal Amount of		Principal Amounts 60 or		Net Credit
	Loans		More Days Past Due*		Losses**
	March 31,	December 31,	March 31,	December 31,	March 31	March 31,
(in thousands)	2008	2007	2008	2007	2008	2007
Loan portfolio consists of:
Loans on balance sheet****	$155,947	$141,146	$24,252	$13,319	$93	$3
Loans on balance sheet held in bankruptcy-remote warehouses	57,011	20,207	—	—	—	—
Off-balance sheet warehouse facility*****	179,415	181,093	—	—	—	—
Loans participated***	223,409	232,144	13,673	7,343	318	—
Loans securitized	119,564	128,711	1,852	1,898	1,096	668

Total loans managed	$735,346	$703,301	$39,777	$22,560	$1,507	$671

*	Loans 60 days or more past due are based on end of period loan balances.

**	Net credit losses are based on total loans outstanding. The net credit losses are net of recoveries, including recoveries from the proceeds of financial guaranty policies.

***	Loans participated represents true sale loan participations sold.

****	Loans on balance sheet exclude reserve for credit loss of $14,101,000 and $1,655,000 at March 31, 2008 and December 31, 2007.

*****	Net credit losses for loans in the off-balance sheet warehouse facility are accounted for through the valuation of the retained securities.
3. Property and Equipment
A summary of property and equipment and depreciation is as follows:

	March 31,	December 31,
(in thousands)	2008	2007
Furniture and equipment	$7,636	$7,073
Computer equipment	5,837	5,669
Automobiles and airplanes	2,025	1,999
Building and leasehold improvements	11,251	11,179
Land	1,446	1,446
	28,195	27,366
Less: Accumulated depreciation	(8,658)	(8,087)

Property and equipment, net	$19,537	$19,279

Depreciation expense	$641	$1,887

4. Bank Loans, Notes Payable, and Other Long-Term Obligations

	March 31,	December 31,
(in thousands)	2008	2007
Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 9.75%. Interest rates on these notes range from 4.00% to 7.00% and maturities range from April 2008 to September 2015.	$18,130	$19,581
Valley View Bank line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit due was extended to August 2008. Interest rate is variable and was 7.25% at March 31, 2008, with interest and principal due monthly.	3,989	3,989
Fifth Third Bank, Canadian Branch line of credit. Maximum line of credit available of $10,000,000 (Canadian dollars). Collateralized by notes receivable. Line of credit due February 2008, subsequently extended to June 2008. Interest rate is variable and was 6.25% at March 31, 2008, with interest due monthly.	9,645	8,967
Bank of Kansas City line of credit. Maximum line of credit available of $3,000,000. Collateralized by notes receivable. Line of credit due February, 2009. Interest rate is variable and was 5.25% at March 31, 2008.	2,982	—
Home Federal Savings and Loan Association of Nebraska, line of credit. Maximum line of credit available of $7,500,000. Collateralized by cash flows of securities and other assets. Line of credit was paid off in March 2008.	—	6,353
DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit. Maximum line of credit increased from $80,000,000 to $150,000,000 in September 2007. Collateralized by notes receivable. Line of credit due August 2009. Interest rate is variable and was at 4.45% at March 31, 2008, with interest due monthly.	39,740	14,023
Columbian Bank and Trust Company, due July 2008. Interest rate is variable and was 5.25% at March 31, 2008. Interest and principal are due in one payment at maturity. Collateralized by accounts receivable.	7,500	—
Citizens Bank and Trust Company, due May 2008. Interest rate is variable at Prime plus 3.00% and is due quarterly with principal due at maturity. Interest rate was 8.25% at March 31, 2008. The Company has pledged stock it owns in Aleritas and Brooke Capital Corporation.	9,000	9,000
Participating Lenders, due December 2011. Interest rate is variable and was 8.25% at March 31, 2008. Principal payments are scheduled during the note’s term with the scheduled balance of approximately $8,154,000 due at maturity. Collateralized by stock in subsidiary and other assets.	12,382	12,382
Bank Midwest, due February 2009. Interest rate is variable at Prime and was 5.25% at March 31, 2008. Interest due quarterly and principal due at maturity. Collateralized by stock in Brooke Savings Bank.	5,000	—
Company debt with banks. These notes are payable to banks and collateralized by various assets of the Company. Interest rates on these notes range from 6.75% to 10.50%. Maturities range from April 2008 to September 2021.	33,042	39,711
First State Bank secured term loan. Collateralized by substantially all of the Company’s assets. Minimum monthly payments of $875,000, with a final maturity in February 2013. Interest rate is variable and was 7.25% at March 31, 2008.	41,250	—
Falcon Mezz. Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC note payable. This $45,000,000 note had an associated discount of $2,499,000. Was collateralized by assets of the Company. Interest rate was fixed at 12.00%, with interest due quarterly. Repurchased in March 2008.	—	42,572

Total bank loans and notes payable	182,660	156,578
Capital lease obligation (See Note 5)	390	435

Total bank loans, notes payable and other long-term obligations	183,050	157,013
Less: Current maturities and short-term debt	(135,303)	(96,001)

Total long-term debt	$47,747	$61,012

The renewal rights associated with the collateral interests of seller notes payable had estimated annual commissions of $43,582,000 and $47,457,000 at March 31, 2008 and December 31, 2007, respectively.
In connection with the outstanding loan and related debt agreements with Citizens Bank and Trust Company and various participating lenders, the Company has committed to certain covenants wherein the Company and certain of its subsidiaries will maintain certain benchmarks with respect to their: (1) regulatory status; (2) outstanding litigation; (3) liquidity; and (4) solvency as defined in the relevant agreement.
In addition, Brooke Capital has agreed to certain restrictions applicable to it and certain of its subsidiaries regarding, among other things: (1) investment in other affiliates; (2) payment of any dividends or distributions; (3) incurrence of additional debt; (4) pledging of certain assets; (5) reorganization and merger; and (6) disposition of assets.
On March 11, 2008, Keith Bouchey, President and CEO of the Company, resigned and on March 12, 2008, the stock price of Aleritas fell below the stated value in the loan covenants on the $9,000,000 Citizens Bank and Trust note. During March 2008, the note was renegotiated with a maturity of May 30, 2008 and a new minimum stated value for Aleritas stock held as collateral. During April and May 2008, the stock has traded below the current minimum stated value. The Company expects to retire the note when due, May 30, 2008.
The amount of note payable discount accretion for the period ended March 31, 2008 and 2007 was $2,428,000 and $68,000, respectively. The unamortized balance of the discount on the notes, $2,381,000, was written off to repurchase of debt expense during the first quarter of 2008.
Interest incurred on bank loans, notes payable and other long-term obligations for the periods ended March 31, 2008 and 2007 was $3,832,000 and $4,475,000, respectively.
Bank loans, notes payable and other long-term obligations mature as follows:

Twelve Months Ended March 31	Bank Loans &	Capital
(in thousands)	Notes Payable	Lease	Total
2009	$135,214	$90	$135,304
2010	24,956	95	25,051
2011	11,041	100	11,141
2012	7,337	105	7,442
2013	1,302	—	1,302
Thereafter	2,810	—	2,810

	$182,660	$390	$183,050

5. Long-Term Debt, Capital Leases
Future capital lease payments and long-term operating lease payments are as follows:

	Capital	Operating
Twelve Months Ended March 31	Real	Real
(in thousands)	Estate	Estate	Total
2009	$118	$13,958	$14,076
2010	117	10,286	10,403
2011	114	4,990	5,104
2012	111	1,941	2,052
2013	—	435	435
2014 and thereafter	—	234	234

Total minimum lease payments	460	$31,844	$32,304

Less amount representing interest	(70)

		December 31,
		2007
Total obligations under capital leases	$390	$435
Less current maturities of obligations under capital leases	(90)	(90)

Obligations under capital leases payable after one year	$300	$345

6. Income Taxes
Net income tax expense (benefit) is the tax calculated for the year based on the Company’s effective tax rate plus the change in deferred income taxes during the year. The elements of income tax expense (benefit) are as follows:

	March 31,	March 31,
(in thousands)	2008	2007
Current	$(12,246)	$—
Deferred	(4,520)	4,188

	$(16,766)	$4,188

For the period ended March 31, 2008, income of $(31,000) was earned in Bermuda and is included in the Company’s income tax calculation.
Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income (loss), based on the dollar impact of this major component on the current income tax expense:

	March 31,	March 31,
	2008	2007
U.S. federal statutory tax rate	38%	38%
State statutory tax rate	4%	4%
Miscellaneous*	4%	(4)%

Effective tax rate	46%	38%

*	The miscellaneous adjustment above includes the taxes of Brooke Capital Corporation which files a separate tax return.
Reconciliation of income tax receivable:

	March 31,	December 31,
(in thousands)	2008	2007
Income tax receivable—Beginning balance, January 1	$1,998	$480
Income tax payments over (under) current tax liability	9,487	1,518

Income tax receivable—Ending balance	$11,485	$1,998

Reconciliation of deferred tax asset:

	March 31,	December 31,
(in thousands)	2008	2007
Deferred tax asset—Beginning balance, January 1	$—	$—
Deferred tax asset over receivable	2,160	—

Deferred tax asset—Ending balance	$2,160	$—

Reconciliation of deferred tax liability:

	March 31,	December 31,
(in thousands)	2008	2007
Deferred income tax liability—Beginning balance, January 1	$8,117	$7,594
Accumulated other comprehensive income, unrealized gain (loss) on interest-only strip receivables	(2,298)	2,071
Accumulated other comprehensive income, currency exchange	—	—
Gain on sale of notes receivable	(3,908)	(1,548)

Ending Balance	$1,911	$8,117

	March 31,	December 31,
(in thousands)	2008	2007
Deferred income tax liability—Current	$1,911	$1,715
Deferred income tax liability—Long-term	—	6,402

Deferred income tax liability—Total	$1,911	$8,117

Deferred tax liabilities were recorded to recognize the future tax consequences of temporary differences between financial reporting amounts and the tax basis of existing assets and liabilities based on currently enacted tax laws and tax rates in effect for the years in which the differences are expected to reverse.
7. Employee Benefit Plans
The Company has a defined contribution retirement plan in which substantially all employees are eligible to participate. Employees may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. Effective January 1, 2007, the Company elected to match 50% of the employee’s contributions up to a maximum of 3% of compensation for the year, subject to a maximum contribution per individual of $3,000 for the plan year. The employer contribution of $79,000 and $0, respectively, were charged to expense for the three-month periods ended March 31, 2008 and 2007.
Delta Plus Holdings, Inc. has a profit sharing/401-K plan for eligible employees. Participants may contribute up to the maximum amount allowed pursuant to the Internal Revenue Code, as amended. The Company matches 25% of the employee’s contributions up to a maximum of 8% of the employee’s respective compensation level.
8. Concentration of Credit and Deposit Risk
At March 31, 2008, the Company had account balances of $17,350,000 that exceeded the insurance limit of the Federal Deposit Insurance Corporation.
At March 31, 2008, the Company, through its qualifying special-purpose entity subsidiaries, had $144,780,000 in off-balance sheet debt outstanding to one financial institution, representing 48% of the total assets then sold through qualifying special-purpose entities. Aleritas had an additional $9,644,000 of on-balance sheet debt outstanding to this financial institution. Aleritas also had sold asset-backed securities totaling $52,786,000 to one financial institution, representing 18% of the total assets then sold through qualifying special purpose entities. At March 31, 2008, the Company had sold participation interests in loans totaling $101,098,000 to two financial institutions. This represents 35% of the participation interests then sold.

Approximately 27% of Aleritas loans (both on and off-balance sheet) were located in Florida.
Approximately 11% of the total loans (both on and off-balance sheet) were to Allstate Agents.
Loans to the four largest obligors comprised 14% of Aleritas total loan portfolio excluding subsidiary loans.
As of March 31, 2008, approximately 62% of Brooke Savings Bank’s loan portfolio and current business activity is with customers located within the states of Missouri and Kansas.
9. Segment and Related Information
The Company had four reportable segments in 2008 and 2007. For the period ended March 31, 2008, the segments consisted of its Insurance Services Business, its Brokerage Business, its Lending Services Business and its Banking Services Business. For the periods ended March 31, 2007, the segments consisted of its Franchise Services Business, its Brokerage Business, its Lending Services Business, and its Financial Services Business.
The Company assesses administrative fees to each business segment for legal, corporate and administrative services. Administrative fees for Insurance Services, Lending Services, Brokerage Business and Banking Services for the period ended March 31, 2008 totaled $450,000, $100,000, $15,000 and $8,000, respectively, and for the four segments existing during the period ended March 31, 2007 totaled $1,200,000, $563,000, $15,000 and $8,000, respectively.
Revenues, expenses, assets and liabilities that are not allocated to one of the four reportable segments are categorized as “Corporate.” Activities associated with Corporate include functions such as accounting, auditing, legal, human resources and investor relations. Activities associated with Corporate also include real estate ownership and corporate real estate management through Brooke Investments, Inc. and the operation of captive insurance companies that self-insure portions of the professional insurance agents’ liability exposure of Brooke Franchise Corporation, its affiliated companies and its franchisees and provide financial guaranty policies to Aleritas and its participating lenders.
The tables below reflect summarized financial information concerning the Company’s reportable segments for the three-month periods ended March 31, 2008 and 2007:

For the three months ended	Insurance		Lending			Elimination of
March 31, 2008	Services	Brokerage	Services	Banking		Intersegment	Consolidated
(in thousands)	Business	Business	Business	Services	Corporate	Activity	Totals
Insurance commissions	$33,619	$695	$—	$—	$—	$—	$34,314
Policy fee income	—	113	—	—	—	—	113
Insurance premiums earned	3,735	—	—	—	261	(226)	3,770
Interest income	515	2	6,639	1,282	252	(157)	8,533
Gain on sale of notes receivable	—	—	73	—	—	26	99
Consulting fees	253	—	—	—	—	—	253
Initial franchise fees for basic services	1,320	—	—	—	—	—	1,320
Initial franchise fees for buyers assistance plans	—	—	—	—	—	—	—
Gain on sale of businesses	(846)	—	—	—	—	—	(846)
Impairment loss	—	—	(11,763)	—	—	—	(11,763)
Other income	5,980	—	147	33	51	(5,771))	440
Total Operating Revenues	44,576	810	(4,904)	1,315	564	(6,128)	36,233
Interest expense	1,000	25	2,333	—	631	(157)	3,832
Commissions expense	24,966	263	—	66	—	—	25,295
Payroll expense	6,974	420	1,524	187	529	—	9,634

For the three months ended	Insurance		Lending			Elimination of
March 31, 2008	Services	Brokerage	Services	Banking		Intersegment	Consolidated
(in thousands)	Business	Business	Business	Services	Corporate	Activity	Totals
Insurance loss and loss expense incurred	679	—	—	—	403	—	1,082
Depreciation and amortization	933	116	410	80	35	—	1,574
Provision for loan losses	—	—	12,537	—	—	—	12,537
Other operating expenses	14,189	143	8,219	1,184	1,213	(5,998)	18,950
Loss on extinguishment of debt	—	—	8,210	—	—	—	8,210
Minority interest in subsidiary	(548)	—	(9,033)	—	—	—	(9,581)
Income Before Income Taxes	(3,617)	(157)	(29,104)	(202)	(2,247)	27	(35,300)
Segment assets	135,234	11,999	298,845	147,074	91,920	(135,692)	549,380
Expenditures for segment assets	899	—	12,252	73,755	8,291	—	95,197

For the three months ended	Franchise		Lending			Elimination of
March 31, 2007	Services	Brokerage	Services	Financial		Intersegment	Consolidated
(in thousands)	Business	Business	Business	Services	Corporate	Activity	Totals
Insurance commissions	$32,008	$728	$—	$—	$—	$—	$32,736
Policy fee income	—	102	—	—	—	—	102
Insurance premiums earned	—	—	—	1,073	266	(191)	1,148
Interest income	77	10	6,756	914	195	(255)	7,697
Gain on sale of notes receivable	—	—	6,921	—	—	2	6,923
Consulting fees	314	—	—	255	—	(254)	315
Initial franchise fees for basic services	12,870	—	—	—	—	—	12,870
Initial franchise fees for buyers assistance plans	385	—	—	—	—	—	385
Gain on sale of businesses	681	—	—	—	—	—	681
Other income	640	—	168	72	77	(661)	296
Total Operating Revenues	46,975	840	13,845	2,314	538	(1,359)	63,153
Interest expense	553	36	3,335	150	656	(255)	4,475
Commissions expense	22,841	277	—	254	—	—	23,372
Payroll expense	5,561	509	514	478	828	—	7,890
Insurance loss and loss expense incurred	—	—	—	652	326	—	978
Depreciation and amortization	15	99	293	199	380	3	989
Other operating expenses	13,491	191	1,753	512	(353)	(1,106)	14,488
Minority interest in subsidiary	—	—	—	(36)	—	—	(36)
Income Before Income Taxes	4,514	(272)	7,950	105	(1,299)	(1)	10,997
Segment assets	75,862	31,293	197,652	83,248	109,528	(154,426)	343,157
Expenditures for segment assets	482	—	21,941	10,548	1,745	—	34,716

10. Related Party Information
Robert D. Orr, Chairman of the Board, and Leland G. Orr, Chief Executive Officer, own a controlling interest in Brooke Holdings, Inc. which owned 43% of the Company’s common stock at March 31, 2008.
Michael S. Lowry, Executive Vice President of Aleritas, is a co-member of First Financial Group, L.C. Kyle L. Garst, Chairman and Chief Executive Officer of Brooke Capital Corporation, is the sole manager and sole member of American Financial Group, L.L.C. In October 2001, First Financial Group, L.C. and American Financial Group, L.L.C. each guaranteed 50% of a Aleritas loan to The Wallace Agency, L.L.C. of Wanette, Oklahoma and each received a 7.50% profit interest in The Wallace Agency. The loan was originated on October 15, 2001 and is scheduled to mature on January 1, 2014. At March 31, 2008, the Company had a loss exposure of $274,000. First Financial Group, L.C. and American Financial Group, L.L.C. each sold its ownership interest in the Wallace Agency, L.L.C. back to the Wallace Agency, L.L.C. in March 2007.
In January 2008, Aleritas entered into a Business Development and Finders Fee Agreement with Quantum Ventures of Michigan, LLC (“QVM”). This agreement was approved by the Aleritas’ directors and Governance Committee and then subsequently by the full Board of Directors (except that all related parties were excused from voting). One of the principals of QVM is Michael C. Azar, was a director of the Aleritas until his resignation on April 1, 2008, and the former President of Oakmont Acquisition Corp., which merged with Brooke Credit Corporation of Kansas on July 18, 2007. Pursuant to the agreement, the Company pays QVM $120,000 per annum, plus a percentage fee (which varies for each potential acquisition) for its work in bringing about an acquisition by the Company of another business entity through means such as a stock or asset purchase, or by merger or consolidation.
Anita F. Larson, former Executive Vice President of Aleritas, is married to John Arensberg, a partner in Arensberg Insurance of Overland Park, Kansas. Arensberg Insurance is a franchisee of Brooke Franchise Corporation pursuant to a standard form franchise agreement, and utilizes the administrative and processing services of Brooke Franchise Corporation’s service center employees pursuant to a standard form service center agreement. Brooke Franchise Corporation receives in excess of $135,000 in fees from the franchisee in connection with each of these agreements.
In December 2007, Brooke Holdings, Inc. purchased a participation from Brooke Capital Advisors in the amount of $12,382,000, of which a portion has subsequently been sold. Brooke Holdings, Inc. is controlled by Robert D. Orr and Leland G. Orr, who owned 73.65% and 21.72%, respectively, of its outstanding shares of stock as of February 29, 2008. The interest rate on the participation is variable, at 4.50% over the printed rate as published in the Wall Street Journal, and annual principal payments are scheduled with a final payment of $8,154,000 due in December 2011. The underlying loan is secured by the stock of First Life, TIC, and Brooke Capital Advisors. At March 31, 2008, all but $1,082,000 of this amount has been sold to other participating lenders and $14,664,000 remains payable to Brooke Holdings, Inc. and is reported as a part of accounts payable. In addition, during March 2008, the Company loaned $1,980,000 to Brooke Holding, Inc. At March 31, 2008, all but $480,000 of this amount had been sold to a participating lender.
11. Acquisitions and Divestitures
In July 2002, the Company acquired 100% of the outstanding ownership interests of CJD & Associates, L.L.C. for an initial purchase price of $2,025,000. Additional payments of the purchase price in the amount of $3,283,000 have been made since the initial purchase.
On December 8, 2006, the Company closed on a Stock Purchase and Sale Agreement (“2006 Stock Purchase Agreement”) whereby the Company committed, through a series of steps, to acquire an approximate 55% interest in the outstanding shares of First American Capital Corporation (now Brooke Capital Corporation) in exchange for $3,000,000 in cash and execution of a Brokerage Agreement. At closing, the Company acquired an approximate 47% interest in First American’s then authorized, issued and outstanding common stock, for $2,552,000 and executed and delivered the Brokerage Agreement. As part of the closing, Brooke Capital Corporation issued Brooke Corporation a warrant to purchase the additional shares of common stock for $448,000, such shares to be authorized for issuance pursuant to forthcoming amendments to Brooke Capital’s Articles of Incorporation. Brooke Capital Corporation’s Articles of Incorporation were amended on January 31, 2007 and Brooke Corporation exercised the warrant on the same day. On November 15, 2007, Brooke Capital completed a merger with Brooke Franchise Corporation (“Brooke Franchise”) which was then a wholly-owned subsidiary of Brooke Corporation. Pursuant to the Merger Agreement, Brooke Franchise was merged with and into Brooke Capital, resulting in Brooke Capital being the survivor. The transaction was accounted for in accordance with the guidance under Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations,” issued by the Financial Accounting Standards Board. Prior to the merger, Brooke Corporation owned 100% of Brooke Franchise and 53% of Brooke Capital. As a result of the closing of the merger, Brooke Corporation owned approximately 81% of Brooke Capital common stock.

As part of the consideration under the 2006 Stock Purchase Agreement, Brooke Capital Advisors, a subsidiary of Brooke Capital Corporation, and CJD & Associates, L.L.C. (“CJD”), Brooke Corporation’s brokerage subsidiary, entered into an agreement by which, as of that date, Brooke Capital Advisors began transacting all new managing general agent loan brokerage business (formerly operated by CJD). CJD operated such a business prior to closing and, as part of the Brokerage Agreement, agreed not to engage in any new managing general agent loan brokerage business. Pursuant to the terms of the 2006 Stock Purchase Agreement, Brooke Corporation agreed to contribute funds to Brooke Capital Corporation as additional consideration, to the extent the pretax profits of Brooke Capital Advisors did not meet a three-year $6 million pretax profit goal in accordance with an agreed upon schedule set forth in the 2007 Stock Purchase Agreement. Brooke Capital Advisors reported pretax income of approximately $7,773,000 and $1,084,000 during 2007 and 2006, respectively. During the first three months of 2008, Brooke Capital Advisors reported a pretax loss of $18,000.
On January 8, 2007, the Company completed the acquisition of Generations Bank, a federal savings bank, by purchasing for $10.1 million in cash all of the issued and outstanding capital stock of the Bank from Kansas City Life Insurance Company pursuant to a Stock Purchase Agreement dated January 23, 2006. The Company assigned its rights and obligations under the agreement to its wholly-owned subsidiary, Brooke Bancshares, Inc. (formerly Brooke Brokerage Corporation), prior to closing. Accordingly, the Bank’s results of operations since January 8, 2007 are included in these consolidated financial statements.
The Bank operates under the name Brooke Savings Bank and its operations are conducted through contracted bank agents, who leverage existing relationships with Brooke Capital Corporation franchisees and other independent insurance agents and professionals by providing additional products and services. The Bank’s main retail banking office is located in Phillipsburg, Kansas, and its administrative offices are located in Overland Park, Kansas.
An initial purchase premium of $1,900,000, along with other direct costs associated with the transaction, was allocated based on the fair values of the assets and liabilities acquired. The fair values of the major assets and liabilities acquired in this transaction were as follows (in thousands):

At January 8, 2007
Investment securities	$30,383
Loans, net	19,644
Cash and other assets	1,176

Total assets	51,203

Deposits	41,493
Other borrowings	1,289
Other liabilities	221

Total liabilities	43,003

Net assets acquired	$8,200
Purchase premium recorded	2,077

Initial capitalization of the Bank	$10,277

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
On September 28, 2007, Brooke Capital acquired 60 insurance agency locations from entities associated with Chicago-based J and P Holdings Inc. The agencies currently sell auto insurance under the trade names of Lone Star Auto, Insurance Xpress, Car Insurance Store, Hallberg Insurance Agency and Hallberg Xpress in Colorado, Illinois, Kansas, Missouri and Texas. The acquired agencies will be converted into Brooke franchises or merged into existing Brooke franchise locations. At March 31, 2008, 49 of the acquired agencies had been sold.
On January 18, 2008, Brooke Savings Bank completed a transaction wherein it assumed approximately $100 million in deposits and $7.5 million in loans from Bank of the West. As part of the transaction, the Bank also acquired a network of 42 Kansas-based bank agents who refer deposit and loan business to the Bank. The Bank paid a deposit premium of approximately $2.9 million in connection with this transaction. To fund this purchase, the Bank received additional paid-in capital of $5 million from Brooke Bancshares, Inc., its immediate corporate parent. As a result of this transaction, the Bank reported total assets of approximately $141 million, total deposits of $125 million and total stockholders equity of $15.4 million as of January 31, 2008.

12. Stock-Based Compensation
The Company adopted SFAS 123R, “Share-Based Payment,” on January 1, 2006. The fair value of the options granted for the periods ended March 31, 2008 and 2007 is estimated on the date of grant using the binomial option pricing model. The weighted-average assumptions used and the estimated fair value are as follows:

	2001 Plan		2006 Plan
	2008	2007	2008	2007
Expected term (in years)	4.0	4.9	4.9	5.9
Expected stock volatility	10%	10%	10%	10%
Risk-free interest rate	5%	5%	5%	5%
Dividend	1%	1%	1%	1%
Fair value per share	$0.16	$0.13	$1.05	$1.07
At March 31, 2008, there were no additional shares available for the grant of stock options under the Brooke Corporation 2001 Compensatory Stock Option Plan (“2001 Plan”), as the 2001 Plan terminated on April 27, 2006, except with respect to stock options then outstanding, upon the adoption on that date by the Company’s shareholders of the 2006 Brooke Corporation Equity Incentive Plan (“2006 Plan”). The 2006 Plan includes stock options, incentive stock options, restricted shares, stock appreciation rights, performance shares, performance units and restricted share units as possible equity compensation awards. The 2006 Plan provides that a maximum of 500,000 shares of common stock may be issued pursuant to awards granted under such Plan. Awards of 11,315 restricted shares and incentive stock options to purchase 64,750 shares of common stock are outstanding under the 2006 Plan and accordingly, at March 31, 2008 there were 423,935 shares available for granting of stock-based awards under the 2006 Plan.

	2001 Plan		2006 Plan
		Weighted		Weighted
	Shares	Average	Shares	Average
	Under	Exercise	Under	Exercise
	Option	Price	Option	Price
Outstanding December 31, 2006	228,650	$3.36	—	$—
Granted	—	—	90,000	12.45
Exercised	(158,660)	1.89	—	—
Terminated and expired	(10,200)	23.49	(25,250)	12.45

Outstanding December 31, 2007	59,790	4.57	64,750	12.45
Granted	—	—	—	—
Exercised	(—)	—	—	—
Terminated and expired	(300)	23.47	(—)	—

Outstanding March 31, 2008	59,490	$4.47	64,750	$12.45
53,802 options to purchase shares were exercisable at March 31, 2008. The following table summarizes information concerning outstanding and exercisable options at March 31, 2008.

	Options Outstanding			Options Exercisable
	Number	Remaining Contractual	Weighted Average	Number	Weighted Average
Range of Exercisable Prices	Outstanding	Life in Years	Exercise Price	Exercisable	Exercise Price
2001 Plan ($1.21 – $23.49)	59,490	4.0	$4.47	53,802	$5.02
2006 Plan ($12.31 – $13.54)	64,750	4.9	$12.45	—	$—
13. Intangible Assets
In connection with its acquisitions of Brooke Savings Bank and Delta Plus Holdings, Inc., the Company recorded goodwill of approximately $3,022,000 which is not being amortized but, rather, evaluated periodically for impairment. There were no other intangible assets with indefinite useful lives as of March 31, 2008, and December 31, 2007. The intangible assets with definite useful lives had a value of $21,842,000 and $18,781,000 at March 31, 2008, and December 31, 2007, respectively. Of these assets, $5,727,000 and $6,025,000, respectively, were recorded as a servicing asset on the balance sheet. The remaining assets were included in “Other Assets” on the balance sheet. Amortization expense was $933,000 and $564,000 for the periods ended March 31, 2008 and 2007, respectively.

Amortization expense for amortizable intangible assets for the periods ended March 31, 2009, 2010, 2011, 2012 and 2013 is estimated to be $2,049,000, $1,801,000, $1,558,000, $1,370,000 and $1,200,000, respectively.
14. Supplemental Cash Flow Disclosures

	For the period	For the period
	Ended March 31,	Ended March 31,
	2008	2007
Supplemental disclosures: (in thousands)
Cash paid for interest	$2,827	$1,969

Cash paid for income tax	$160	$2,726

Business inventory decreased from December 31, 2007 to March 31, 2008. During the periods ended March 31, 2008 and 2007, the statements of cash flows reflect the purchase of businesses into inventory provided by sellers totaling $105,000 and $6,121,000, the write down to realizable value of inventory of $686,000 and $300,000, respectively, and the change in inventory of $3,758,000 and $3,632,000, respectively. Payments on seller notes were $1,412,000 and $1,519,000 in 2008 and 2007, respectively,

	For the period	For the period
	Ended March 31,	Ended March 31,
(in thousands)	2008	2007
Purchase of business inventory	$(370)	$(8,958)
Sale of business inventory	3,547	11,147

Net cash provided from sale of business inventory	3,177	2,189
Cash provided by sellers of business inventory	(105)	(6,121)
Write down to realizable value of inventory	686	300

(Increase) decrease in inventory on balance sheet	$3,758	$(3,632)

15. Statutory Requirements
At March 31, 2008, DB Indemnity, Ltd. was required to maintain a statutory capital and surplus of $120,000. Actual statutory capital and surplus was $2,639,000 and $2,737,000 at March 31, 2008 and December 31, 2007, respectively. Of the actual statutory capital, $120,000 and $120,000, respectively, is fully paid up share capital, and, accordingly, all of the retained earnings and contributed surplus were available for payment of dividends to shareholders.
DB Indemnity, Ltd. was required to maintain relevant assets of at least $3,255,000 and $3,123,000 at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 and December 31, 2007, relevant assets were $6,982,000 and $6,901,000, respectively. The minimum liquidity ratio was, therefore, met.
At March 31, 2008, The DB Group, Ltd. was required to maintain a statutory capital and surplus of $1,000,000. Actual statutory capital and surplus was $1,543,000 and $1,473,000 at March 31, 2008, and December 31, 2007, respectively. Of the actual statutory capital, $1,102,000 and $1,102,000, respectively, is fully paid up share capital and contributed surplus, and, accordingly, all of the retained earnings were available for payment of dividends to shareholders.
The DB Group, Ltd. was required to maintain relevant assets of at least $8,000 and $35,000 at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008 and December 31, 2007, relevant assets were $1,554,000 and $1,520,000, respectively. The minimum liquidity ratio was, therefore, met.

First Life America, Inc. (“FLAC”), the life insurance subsidiary of Brooke Capital Corporation, prepares its statutory-basis financial statements in accordance with statutory accounting practices (“SAP”) prescribed or permitted by the Kansas Insurance Department (“KID”). Currently, “prescribed” statutory accounting practices include state insurance laws, regulations, and general administrative rules, as well as the National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual and a variety of other NAIC publications. “Permitted” statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. During 1998, the NAIC adopted codified statutory accounting principles (“Codification”). Codification replaced the NAIC Accounting Practices and Procedures Manual and was effective January 1, 2001. The impact of Codification was not material to FLAC’s statutory-basis financial statements.
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
Statutory restrictions limit the amount of dividends which may be paid by FLAC to Brooke Capital Corporation. Generally, dividends during any year may not be paid without prior regulatory approval, in excess of the lesser of (a) 10% of statutory shareholders’ surplus as of the preceding December 31, or (b) statutory net operating income for the preceding year. In addition, FLAC must maintain the minimum statutory capital and surplus required for life insurance companies in those states in which it is licensed to transact life insurance business.
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
The Missouri Insurance Department recognizes only statutory accounting practices prescribed or permitted by the state of Missouri for determining and reporting the financial conditions and results of operation of an insurance company, for determining is solvency under the Missouri law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures Manual version effective January 1, 2001 (“NAIC SAP”) has been adopted as a component of prescribed or permitted practices by the state of Missouri. The state has adopted certain prescribed accounting practices which differ from those found in NAIC SAP. Specifically, the practice which impacts Traders Insurance Company is that the state of Missouri does not allow for the admissibility of Electronic Data Processing Equipment unless the aggregate value exceeds $25,000. The Commissioner of Insurance has the right to permit other specific practices which deviate from prescribed practices.
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
Bank management believes that, as of March 31, 2008, the Bank meets all capital adequacy requirements to which it is subject.
In connection with its recent acquisition of the Bank, the Company has committed to maintain the Bank as a “well capitalized” institution, as defined in the regulations promulgated by the Office of Thrift Supervision, for Prompt Corrective Action purposes for the three-year period immediately following the consummation of the acquisition of the Bank. As of March 31, 2008, Bank management believes that the Bank meets the requirements to be well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain tangible capital, core (leverage) capital, and total (risk-based) capital ratios as set forth in the regulations. Since its acquisition on January 8, 2007, the Bank has not received notification from the Office of Thrift Supervision (OTS) regarding its categorization.
In connection with its acquisition on January 8, 2007, the Bank committed to operating within the parameters of a three-year business plan and submitting quarterly business variance plan reports to the OTS during that timeframe. That business plan presumes that no dividends will be declared during the three-year period. In addition, Brooke Corporation has committed to meeting certain minimum consolidated capital-to-assets ratios during the five-year period following the Bank’s acquisition.
In connection with the January 18, 2008 transaction with Bank of the West (see footnote 11), the Bank committed to operating within the parameters of a revised three-year business plan which reflects the transaction and will continue to submit quarterly business variance plan reports to the OTS through the first quarter of 2010. The Bank also committed to maintaining a minimum Tier 1 (Core) Capital Ratio of 6.5% (which is higher than the 5% level necessary to be considered well-capitalized under prompt corrective action provisions).
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
Commitments, which are disbursed subject to certain limitations, extend over periods of time with the majority of executed commitments disbursed within a twelve-month period. As of March 31, 2008, the Bank had no outstanding loan commitments to originate adjustable-rate loans.

Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The same credit policies are used in granting lines of credit as for on-balance sheet instruments. As of March 31, 2008, the Bank had commitments to lend to customers’ unused commercial and consumer lines of credit of approximately $665,000 and $1,447,000, respectively.
At March 31, 2008, there were no outstanding commitments to sell mortgage loans.
As discussed in footnote 11, in December 2006, the Company closed on a Stock Purchase and Sale Agreement with Brooke Capital Corporation, pursuant to which, among other things, the Company acquired approximately 55% of Brooke Capital common stock then outstanding in exchange for $3 million in cash and the execution of a brokerage agreement. Pursuant to the terms of the 2006 Stock Purchase and Sale Agreement provides that the Company shall pay to Brooke Capital up to $6 million as additional consideration for such shares if $6 million of pretax profits are not generated over a three-year period by the life insurance brokerage subsidiary in accordance with the following schedule: (i) at least One Million Five Hundred Thousand Dollars ($1,500,000) of pretax profits during the twelve-months ended September 30, 2007, (ii) at least Two Million Dollars ($2,000,000) of pretax profits during the twelve-months ended September 30, 2008, and (iii) at least Two Million Five Hundred Thousand Dollars ($2,500,000) of pretax profits during the twelve-months ended September 30, 2009. Since acquiring a controlling interest in Brooke Capital in December 2006, the life insurance brokerage subsidiary has reported $7,773,000 and $1,084,000 in pre-tax profits during 2007 and 2006, respectively. During the first three months of 2008, Brooke Capital Advisors reported a pretax loss of $18,000.
Various lawsuits have arisen in the ordinary course of the Company’s business. In each of the matters and collectively, the Company believes the ultimate resolution of such litigation will not result in any material adverse impact to the financial condition, operations or cash flows of the Company.
17. Foreign Currency Translation
In March 2005, the Company formed a New Brunswick, Canada subsidiary, Brooke Canada Funding, Inc. Until February 2006, the subsidiary conducted limited operations and did not own any assets. During February 2006, a $10,000,000 (Canadian dollars) line of credit was established with the Canadian Branch of Fifth Third Bank, as disclosed in Note 4. The current operation of Brooke Canada Funding, Inc. consists of the funding of loans in Canada for the Company.
The financial position and results of operations of the Canadian subsidiary are determined using local currency, Canadian dollars, as the functional currency. Assets and liabilities of the subsidiary are translated at the exchange rate in effect at each period end. Income statement accounts are translated at the weighted average rate of exchange during the period. Translation adjustments arising from the use of different exchange rates from period to period are included in the cumulative translation adjustment included in accumulated other comprehensive income within shareholders’ equity as detailed below.

Three Months Ended
March 31,
2008
Gross translation adjustment	$(119)
Deferred taxes on the above	45

Net impact on accumulated other comprehensive income	$(74)

18. New Accounting Standards
Fair Value Option and Fair Value Measurement - In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as on January 1, 2008.
Fair Value Measurement - Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
•	Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

•	Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active and other inputs that are observable or can be corroborated by observable market data.

•	Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
To estimate fair value of its available-for-sale Investment Securities, the Company obtains quoted prices provided by nationally recognized securities exchanges or matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.
Assets measured at fair value on a recurring basis are summarized below:

		Using Quoted
		Prices in Active	Using Significant
		Markets for	Other	Using Significant
		Identical Assets	Observable	Unobservable
	March 31, 2008	(Level 1)	Inputs (Level 2)	Inputs (Level 3)
Assets:
Notes and interest receivable	$164,892	$—	$164,892	$—

Available-for-sale securities	$101,365	$18,852	$82,513	$—

Total	$266,257	$18,852	$247,405	$—
In August 2005, the Financial Accounting Standards Board (“FASB”) issued an exposure draft which amends Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This exposure draft seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. The Company’s off-balance sheet transactions could be required to be reported consistent with the provisions of the exposure draft. Aleritas will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the securitizations and off-balance sheet financings to continue to exclude loans transferred to these qualifying special purpose entities.

In April 2008 the Financial Accounting Standards Board (“FASB”) decided to remove the qualifying special-purpose entity concept from Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"and simultaneously remove the QSPE exception from consolidation in FASB Interpretaion No. 46 (revised December 2003), “Consolidation of Variable Interest Entitites”. FASB also decided to amend Paragraph 9(a) to explicitly require preparers assessing legal isolation to consider all involvements with the transferred asset by entities within the consolidated group; and Paragraph 9(c) to prohibit sale accounting if the transferor has imposed a constraint on the transferee. The primary potential consequences of the tentative decision are that transferors would have to evaluate whether to consolidate any entity to which the assets are “sold” if the transferor retains an economic interest in the transferred assets, and that transfers would not be accounted for as sales if the transferor imposes a constraint on the transferee under any circumstances. An exposure draft of proposed requirements is planned by the end of June 2008, and a final Statement is planned to be effective for periods beginning after December 15, 2008. Aleritas will monitor the status of the exposure draft and consider what changes, if any, could be make to the structure of the securitizations and off-balance sheet financings to continue to exclude loans transferred to these qualifying special purpose entities. At March 31, 2008, the qualifying special purpose entities held loans totaling $298,979,000 which could be required to be shown on the financial statements depending on the outcome of the exposure draft.
On February 20, 2008, the FASB issued Staff Position (FSP) 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”, (“FSP 140-3”). The FSP focuses on the circumstances that would permit a transferor and a transferee to separately evaluate the accounting for a transfer of a financial asset and a repurchase financing under SFAS 140. The FSP states that a transfer of a financial asset and a repurchase agreement involving the transferred financial asset should be considered part of the same arrangement when the counterparties to the two transactions are the same unless certain criteria are met. The criteria in the FSP are intended to identify whether (1) there is a valid and distinct business or economic purpose for entering separately into the two transactions and (2) the repurchase financing does not result in the initial transferor regaining control over the previously transferred financial assets. Its purpose is to limit diversity of practice in accounting for these situations, resulting in more consistent financial reporting. Consequently, it is the FASB’s desire to have the FSP effective as soon as practicable. This FSP would be effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Early application is not permitted. The Company is in the process of evaluating the impact of the position on its financial statements.
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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. This statement is effective for the Company beginning on January 1, 2009. It is not expected that adoption of this statement will have a material impact on the operating results or financial condition of the Company.
19. Reclassifications
Certain accounts in the prior period financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.
20. Subsequent Events
Effective April 30, 2008, Aleritas’ Chief Financial Officer, Andrea F. Bielsker, resigned. Aleritas’ Chairman Robert D. Orr assumed the duties of CFO and Aleritas’ President Michael S. Hess assumed Mr. Orr’s responsibilities as Chief Executive Officer.
On May 1, 2008, Aleritas announced that it reduced its loan production staff by approximately 50% (12 employees) at its Overland Park headquarters, effective April 25, 2008.
On May 5, 2008, Brooke Capital announced that it was reducing its staff by approximately 17% by reducing its work force at its Overland Park offices and its agent service centers

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Amounts in this section have been rounded to the nearest thousand, except percentages, ratios, per share data, numbers of franchise locations and numbers of businesses. Unless otherwise indicated, or unless the context otherwise requires, references to years in this section mean our fiscal years ended December 31.
Forward-Looking Information
We caution you that this report on Form 10-Q for the three-month period ended March 31, 2008 includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that Act. Among other things, these statements relate to our financial condition, results of operations and business. These forward-looking statements are generally identified by the words or phrases “will,” “will allow,” “will continue,” “would,” “would be,” “expect,” “expect to,” “intend,” “intend to,” “anticipate,” “is anticipated,” “foresee,” “estimate,” “plan,” “may,” “believe,” “implement,” “build,” “project” or similar expressions and references to strategies or plans. While we provide forward-looking statements to assist in the understanding of our anticipated future financial performance, we caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date that we make them. Forward-looking statements are subject to significant risks and uncertainties, many of which are beyond our control. Although we believe that the assumptions underlying our forward-looking statements are reasonable, any of the assumptions could prove to be inaccurate. Actual results may differ materially from those contained in or implied by these forward-looking statements for a variety of reasons. These risks and uncertainties are discussed in more detail in our annual report on Form 10-K for the fiscal year ended December 31, 2007, in our other filings with the Securities and Exchange Commission and in this section of this report and include, but are not limited to:
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
Brooke Bancshares, Inc. Brooke Bancshares, a wholly-owned subsidiary, owns Brooke Savings Bank, which sells banking products and services primarily through contracted banker agents who are paid commissions for customer referrals.
Brooke Brokerage Corporation. Brooke Brokerage, a wholly-owned subsidiary owns CJD & Associates, LLC which brokers hard-to-place property and casualty insurance policies and life insurance policies on a wholesale basis primarily through independent insurance agents.
Brooke Capital Corporation. Brooke Capital, an 81% owned subsidiary, owns First Life America Corporation which issues life insurance policies primarily through independent insurance agents. Brooke Capital has agreed to acquire Delta Plus Holdings, Inc., the owner of Traders Insurance Company, which issues auto insurance policies through independent insurance agents. Brooke Capital is a franchisor of insurance agencies and also owns Brooke Investments, Inc. an independent insurance agency and Brooke Capital Advisors, Inc., a consultant to insurance agency borrowers.
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

Results of Operations
Our consolidated results of operations have been significantly impacted by expansion of franchise locations in recent years and the acquisition of a bank and insurance companies. The following table shows income and expenses (in thousands, except percentages and per share data) for the three months ended March 31, 2008 and 2007, and the percentage change from period to period.

			2008
	Three months	Three months	% Increase
	Ended March 31,	Ended March 31,	(decrease)
	2008	2007	over 2007
Operating Revenues
Insurance commissions	$34,314	$32,736	5%
Interest income (net)	8,533	7,697	11
Consulting fees	253	315	(20)
Gain on sale of businesses	(846)	681	(224)
Initial franchise fees for basic services	1,320	12,870	(90)
Initial franchise fees for buyers assistance plans	—	385	(100)
Gain on sale of notes receivable	99	6,923	(99)
Insurance premiums earned	3,770	1,148	228
Policy fee income	113	102	11
Impairment loss	(11,763)	—
Other income	440	296	(43)

Total operating revenues	36,233	63,153	43
Operating Expenses
Commission expense	25,295	23,372	8
Payroll expenses	9,634	7,890	22
Depreciation and amortization expense	1,574	989	59
Insurance loss and loss expense	1,082	978	11
Provision for loan losses	12,537	—
Other operating expenses	18,950	14,488	23
Other operating interest expense	761	1,815	(58)

Total operating expenses	69,833	49,532	41
Income from operations	(33,600)	13,621	(347)
Interest expense	3,071	2,660	15
Loss on extinguishment of debt	8,210	—
Minority interest in subsidiary	(9,581)	(36)

Income before income taxes	(35,300)	10,997	(421)
Income tax expenses	(16,766)	4,188	(500)

Net income	$(18,534)	$6,809	(372)%

Basic net income per share	$(1.38)	$0.48	(388)%
Diluted net income per share	$(1.38)	$0.48	(388)%

We incurred a net loss in the first quarter of 2008 primarily as the result of loan losses at Aleritas and secondarily as the result of adding fewer new franchise locations. Operating revenue is expected to continue to decrease in 2008, but primarily from opening fewer franchise locations. The increases in total operating revenues in recent years, and most of the individual revenue categories that make up total operating revenues, are primarily attributable to prior expansion of franchise operations. The increases in interest income (net) primarily resulted from increased loan origination activities, increases in the amount of loans held in inventory for eventual sale and increases in retained interest from loans sold. Increases in revenues from insurance premiums earned and increases in expenses from insurance loss and loss expense incurred were the result of acquiring Delta Plus and Brooke Capital.
Expenses are also expected to continue to increase in 2008 primarily as a result of bank and insurance company growth and less as a result of opening new franchise locations. The increases of commission expense are primarily attributable to increases in insurance commissions received from insurance companies, because a share of insurance commissions is typically paid to franchisees.
Payroll expenses, which include wages, salaries, payroll taxes and compensated absences expenses increased primarily as a result of acquiring Delta Plus, Brooke Savings Bank, and Brooke Capital. Payroll expenses, as a percentage of total operating revenue, were approximately 27% and 12% in the three month periods ended March 31, 2008 and 2007, respectively.
Depreciation and amortization expense also increased primarily as a result of acquiring Delta Plus, Brooke Savings Bank and Brooke Capital.
Other operating expenses increased at a faster rate than total operating revenues partially as the result of increases in collateral preservation expenses (See Insurance Segment, below). Other operating expenses which include advertising, rent, travel, lodging and office supplies, also increased as the result of acquiring Delta Plus, Brooke Savings Bank and Brooke Capital. Other operating expenses, as a percentage of total operating revenue, were approximately 52% and 23% in the three month periods ended March 31, 2008 and 2007, respectively.
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
The following table shows selected assets and liabilities (in thousands, except percentages) as of March 31, 2008 and December 31, 2007, and the percentage change between those dates.

			2008
			% Increase
	As of	As of	(decrease)
	March 31, 2008	December 31, 2007	over 2007
Investments	$124,642	$50,887	145%
Customer receivable	27,276	27,687	1
Notes receivable	213,958	164,338	30
Interest earned not collected on notes	7,523	7,132	5
Other receivables	9,340	5,660	65
Securities	86,347	89,634	(4)
Deferred charges	8,143	11,310	(28)
Accounts payable	58,829	18,942	211
Deposits	121,911	22,951	431
Payable under participation agreements	54,263	39,452	38
Policy and contract liabilities	26,635	25,996	3
Premiums payable	7,646	7,621	—
Debt	183,050	157,013	17
Minority interest in subsidiary	35,090	45,899	(24)
Our acquisition of a controlling interest in Brooke Capital Corporation in December 2006 and January 2007 has resulted in a new asset category for investments and a new liability category for policy and contract liabilities to account for the life insurance and annuity operations of Brooke Capital Corporation’s life insurance company subsidiary. A balance sheet account has also been established to reflect the interests of Brooke Capital and Aleritas’ minority shareholders. The acquisition of Brooke Savings Bank in January 2007 has resulted in a new liability category for deposits the bank’s primary source of funding.
Investments increased as the result of investments held by Brooke Savings Bank and Traders Insurance Company (Delta Plus Holdings, Inc. subsidiary) which were acquired during the first quarter of 2007. Brooke Savings Bank also purchased deposits from Bank of the West in January 2008 which increased the investments.
Customer receivables primarily include amounts owed to Brooke Capital by our franchisees. A loss allowance exists for Brooke Capital’s credit loss exposure to these receivable balances from franchisees (See Insurance Services Segment, below).
Notes receivable include loans made by Aleritas to franchisees and others. Notes receivable balances vary, sometimes significantly from period to period, as a result of our decision to temporarily retain more or fewer loans in our “held for sale” loan inventory based on the funds available to us. Notes receivable balances increased as a result of loans purchased by Brooke Savings Bank as well as loans produced by Aleritas. A loan loss reserve was established in 2007 which reduces the notes receivable balance.
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
Deferred charges include primarily the fees associated with the issuance of long-term debt by Aleritas and the costs of acquiring life insurance by First Life America. Upon the refinancing of the sub-debt by Aleritas, deferred charges associated with the old debt were expensed and deferred charges for the new debt were added.
Accounts payable, increased primarily as the result of an increase in payables to lenders by Aleritas. Accounts payable also increased as the result of acquiring Delta Plus, Brooke Savings Bank and Brooke Capital.
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
Debt increased primarily as the result of on-balance sheet financing in Aleritas through the DZ Bank line of credit
Income Taxes
For the three months ended March 31, 2008 and 2007, we incurred an income tax benefit of $16,766,000 and an income tax expense of $4,188,000, respectively, resulting in effective tax rates of 46% and 38%. As of March 31, 2008 and December 31, 2007, we had current income tax receivable of $11,485,000 and current income tax liability of $826,000, respectively, and deferred income tax assets of $2,160,000 and deferred income tax liabilities of $8,117,000, respectively. The deferred tax asset is primarily due to the recognition of the impairment loss. The deferred tax liability is primarily due to the deferred recognition of revenues, for tax purposes, on loans sold until interest payments are actually received.
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
Each segment was assessed a shared services expense which is an internal allocation of legal, accounting, human resources and information technology expenses based on our estimate of usage. Because consolidating entries are excluded, the other operating expense category for reportable segments include internal allocations for shared services expense during the three-month periods ended March 31, 2008 and 2007, of $8,000 and $8,000, respectively, for the Banking Segment, $15,000 and $15,000, respectively, for the Brokerage Segment, $450,000 and $1,200,000, respectively, for the Insurance Segment; and $100,000 and $563,000, respectively, for the Lending Segment.
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

	Three months	Three months	2008
	Ended	Ended	% Increase
	March 31,	March 31,	(decrease)
	2008	2007	Over 2007
Operating Revenues
Interest Income	$1,282	$591	117%
Other income	33	13	154

Total operating revenues	1,315	604	118
Operating Expenses
Commission expense	66	—
Payroll expense	187	129	45
Depreciation and amortization	80	2	3,900
Other operating expenses	1,184	321	269

Total operating expenses	1,517	452	236
Income before income taxes	$(202)	$152	(233)%

	March 31, 2008	March 31, 2007
Total Assets (at period end)	$147,074	$49,513	197

Brooke Savings Bank assets and liabilities have increased primarily as a result of the purchase of a network of 42 Kansas-based banker agents who refer deposit and loan business to Brooke Savings Bank.
Income Before Income Taxes. A loss was incurred primarily as the result of increase in deposits from the purchase of Bank of the West deposits. Brooke Savings Bank’s cost of funds increased with investment income increasing less due to the market conditions at the date of purchase. As a result of acquiring significantly more deposits liabilities than loan assets from the Bank of the West transaction, the banking segment is not expected to generate much, if any, earnings until the loan portfolio is increased in accordance with its business plans.
Brokerage Segment
The following financial information relates to our Brokerage Segment and includes the financial information of CJD & Associates, L.L.C., a wholly-owned subsidiary of Brooke Brokerage (in thousands, except percentages).

	Three months	Three months	2008
	Ended	Ended	% Increase
	March 31,	March 31,	(decrease)
	2008	2007	over 2007
Operating Revenues
Insurance commissions	$695	$728	(5)%
Policy fee income	113	102	11
Interest income	2	10	(80)

Total operating revenues	810	840	(4)

Operating Expenses
Commission expense	263	277	(5)
Payroll expense	420	509	(17)
Depreciation and amortization	116	99	17
Other operating expenses	143	191	(25)

Total operating expenses	942	1,076	(12)

Income from operations	(132)	(236)	44

Interest expense	25	36	(31)

Income before income taxes	$(157)	(272)	42%

	March 31, 2008	March 31, 2007
Total assets (at period end)	$11,999	$16,495	(27)%
Insurance. Brooke Brokerage, through its wholly-owned subsidiary, CJD & Associates, L.L.C., conduct insurance brokerage activities at its Overland Park, Kansas and Omaha, Nebraska underwriting offices under the Davidson-Babcock trade name. Insurance commission revenues and policy fee revenues decreased during the three months ended March 31, 2008 primarily as the result of the “soft” property and casualty insurance market, which is characterized by decreasing insurance premiums and increasing competition from standard insurance carriers for hard-to-place and niche property and casualty insurance policies.
Commission expense represented approximately 38% and 38%, respectively, of Brooke Brokerage’s insurance commission revenue for the three month periods ended March 31, 2008 and 2007. Policy fee income represented approximately 16% and 14%, respectively, of Brooke Brokerage’s insurance commissions for the three month periods ended March 31, 2008 and 2007.
Net commission refund expense is our estimate of the amount of Brooke Brokerage’s share of wholesale commission refunds due to policyholders resulting from future policy cancellations. On March 31, 2008 and December 31, 2007, Brooke Brokerage recorded corresponding total commission refund liabilities of $86,000 and $89,000, respectively.

Income Before Income Taxes. Brooke Brokerage’s income before income taxes increased during in 2008 primarily as the result of reduction of operating expenses.
Insurance Segment
Brooke Franchise has merged into Brooke Capital and we expect all of the common stock of Delta Plus to be contributed to Brooke Capital upon closing of an exchange agreement. Assuming this transaction closes as planned; the companies discussed in this segment will include Brooke Capital and its wholly-owned subsidiaries and will correspond to the following chart of Brooke Capital’s primary companies.

*	Our ownership of Brooke Capital is expected to increase to 82% as the result of the issuance of 500,000 shares of stock pursuant to the exchange agreement.
The following financial information relates to our Insurance Segment and includes the financial information of Brooke Capital and Delta Plus (in thousands, except percentages).

	Three months	Three months	2008
	Ended	Ended	% Increase
	March 31,	March 31,	(decrease)
	2008	2007	over 2007
REVENUES
Insurance commissions	$33,619	$32,008	5%
Consulting fees	253	314	(19)
Gain on sale of businesses	(846)	681	(224)
Initial franchise fees for basic services	1,320	12,870	(90)
Initial franchise fees for buyers assistance plans	—	385	(100)
Insurance premiums earned	3,735	—
Interest income	515	77	569
Other income	5,980	640	834

Total operating revenues	44,576	46,975	(5)

	Three months	Three months	2008
	Ended	Ended	% Increase
	March 31,	March 31,	(decrease)
	2008	2007	over 2007
EXPENSES
Commission expense	$24,966	$22,841	9%
Payroll expense	6,974	5,561	25
Depreciation and amortization	933	15	6,120
Insurance loss and loss expense	679	—
Other operating expenses	14,189	13,491	5

Total operating expenses	47,741	41,908	14

Income from operations	(3,165)	5,067	(162)

Interest expense	1,000	553	81
Minority interest in subsidiary	(548)	—

Income before income taxes	$(3,617)	$4,514	(180)%

	March 31, 2008	March 31, 2007
Total assets (at period end)	$135,234	$75,862	78%
Insurance Company Premium Revenues
Non-Standard Auto Insurance Company Premiums. Non-standard auto insurance policy premiums are currently generated entirely through Delta Plus’ insurance company subsidiary, Traders Insurance Company. Insurance premiums revenues generated by Delta Plus for the three month periods ended March 31, 2008 and 2007 totaled $2,633,000 and $0, respectively. The direct sale of non-standard auto insurance policies by Delta Plus is not expected to disrupt Brooke Capital’s relationship with the third-party independent insurance companies that are critical to the success of its franchise activities.
Life Insurance Company Premiums. Life insurance policy premiums are currently generated entirely through First Life America. Insurance premiums revenues generated by First Life America for the three month periods ended March 31, 2008 and 2007 totaled $1,101,000 and $1,073,000, respectively. The direct sale of life insurance policies by First Life America is not expected to disrupt Brooke Capital’s relationship with the third-party independent insurance companies that are critical to the success of its franchise activities.
Capital Constraints on Expansion Strategy. Continued difficulty in the general credit markets has restricted capital available for previously planned expansion of insurance company operations. We are currently exploring strategic alternatives, including potential sales of First Life, Delta Plus and other insurance company operations in order to direct limited capital to our core businesses.
Insurance Company Expenses
Non-Standard Auto Insurance Company Expenses. Loss and loss adjustment expenses incurred by Delta Plus for the three month periods ended March 31, 2008 and 2007 totaled $679,000 and $0, respectively. General and administrative expenses incurred by Delta Plus for the three month periods ended March 31, 2008 and 2007 totaled $1,590,000 and $0, respectively.
Life Insurance Company Expenses. Death claim expenses incurred by First Life America for the three month periods ended March 31, 2008 and 2007 totaled $321,000 and $314,000, respectively. Policy reserve expense for the three month periods ended March 31, 2008 and 2007 totaled $295,000 and $330,000, respectively. Interest credited on annuities and premium deposits for the three month periods ended March 31, 2008 and 2007 totaled $221,000 and $173,000, respectively. The increase is primarily as the result of deposits received related to the increased number of policies in force.

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
Retail insurance commissions have increased primarily as a result of Brooke Capital’s prior expansion of franchise operations. Brooke Capital also received commissions from the sale of investment securities that are not directly related to insurance sales. However, these revenues are not sufficient to be considered material and are, therefore, combined with insurance commission revenues.
Collateral preservation income is composed of initial, ongoing and special fees paid by the lender (Brooke Credit Corporation, d/b/a Aleritas Capital (“Aleritas”)) for providing services such as underwriting, monitoring, rehabilitating, managing and liquidating insurance agencies. In January 2008, Brooke Capital began charging Aleritas for significant collateral preservation expenses that had previously been paid by us. For the three months ended March 31, 2008 and 2007, the special collateral preservation fees were $4,373,000 and $0 respectively.
Commission expense increased because insurance commission revenues increased and franchisees are typically paid a share of insurance commission revenue. Commission expense represented approximately 74% and 71%, respectively, of insurance commission revenue for the three month periods ended March 31, 2008 and 2007.
Brooke Capital sometimes retains an additional share of franchisees’ commissions as payment for franchisee optional use of Brooke Capital’s service centers. However, all such payments are applied to service center expenses and not applied to commission expense. As of March 31, 2008 and December 31, 2007, Brooke Capital service centers totaled eight and ten, respectively. Because of reduced new franchise growth and to reduce associated expenses, Brooke Capital initiated the closing of several service centers in April 2008.
Profit sharing commissions, or Brooke Capital’s share of insurance company profits paid by insurance companies on policies written by franchisees, and other such performance compensation, were $3,683,000 for the three months ended March 31, 2008, as compared to $4,212,000 for the three months ended March 31, 2007. Profit sharing commissions represented approximately 11% and 13%, respectively, of Brooke Capital’s insurance commissions for the three month periods ended March 31, 2008 and 2007. Franchisees do not receive any share of Brooke Capital’s profit sharing commissions although Brooke Capital typically pays annual advertising expenses for the benefit of franchisees in amounts no less than the amount of annual profit sharing received by Brooke Capital.
Net commission refund liability is our estimate of the amount of Brooke Capital’s share of retail commission refunds due to insurance companies resulting from future policy cancellations. As of March 31, 2008 and December 31, 2007, Brooke Capital recorded corresponding total commission refund liabilities of $429,000 and $481,000, respectively. Correspondingly, commission refund expense decreased in 2008 to reflect this lower estimate.
Franchise Operating Expenses. Payroll expense increased partially as the result of acquiring Delta Plus Holdings in March 2007. Payroll expense also increased partially as the result of the provision by Brooke Capital of additional collateral preservation assistance to franchisees coping with financial stress resulting from less commission revenues from reduction of premium rates by insurance companies.
Other operating expenses represented approximately 32% and 29%, respectively, of total revenues for the three month periods ended March 31, 2008 and 2007. Other operating expenses increased at a faster rate than total operating revenues primarily as the result of the provision by Brooke Capital of additional collateral preservation assistance to franchisees coping with financial stress resulting from less commission revenues from reduction of premium rates by insurance companies.
Marketing allowances expense is incurred primarily for the purpose of providing collateral preservation assistance. Marketing allowances made to franchisees increased $226,000, or 14%, to $1,786,000 for the three months ended March 31, 2008 from $1,560,000 for the three months ends March 31, 2007.

Company owned stores expense is incurred primarily for the purpose of providing collateral preservation assistance. Operating expenses for company-owned stores increased $2,446,000, or 114%, to $4,588,000 for the three months ended March 31, 2008 from $2,142,000 for the three months ends March 31, 2007. Although operating expenses from company-owned stores represented a significant part of the overall increase in other operating expenses, these expenses were mostly offset by commission revenues generated by company-owned stores totaling $2,416,000 and $1,497,000, respectively, for the three month periods ended March 31, 2008 and 2007, and fees associated with collateral preservation activities, which are paid by the lender.
Advertising expenses decreased $509,000 to $1,916,000 for the three months ended March 31, 2008 from $2,425,000 for the three months ended March 31, 2007.
Expenses for write off of franchise balances decreased $2,782,000, or 91%, to $264,000 for the three months ended March 31, 2008 from $3,046,000 for the three months ended March 31, 2007. Total write off expenses were reduced in the first three months of 2008 primarily as the result of an agreement with Brooke Corporation to guarantee franchise balances pursuant to the merger agreement.
The following table summarizes information relating to revenues and expenses associated with insurance agent relationships primarily as defined in the franchise agreement. Variances in expenses may be attributable to improved allocations of expenses among business units, which began in 2007 and continued in 2008.
Comparison of Net Commissions Breakdown to Corresponding Expenses Breakdown (in thousands)

Recurring
	Franchise	Expenses Incurred
	Royalties Collected	for Operation of	Service Center Fees
	from Franchisees	Phillipsburg	Collected from	Expenses Incurred	Profit Sharing	Expenses Incurred
	for Support	Support Services	Franchisees for	for Operation of	Commissions Collected	for Mass Media &
	Services	Campus	Service Centers	Service Centers	from Insurance Cos	Logo Advertising
Three months ended March 31, 2008	$2,200	$2,987	$621	$1,660	$3,683	$1,916
Three months ended March 31, 2007	$2,810	$2,547	$861	$1,691	$4,212	$2,425
Initial Franchise Fees Revenue
Basic Services. A certain level of basic services is initially provided to all franchisees, whether they acquire an existing business and convert it into a Brooke franchise, start up a new Brooke franchise location or acquire a company developed franchise location. These basic services include services usually provided by other franchisors, including a business model, a license to use registered trademarks, access to suppliers and a license for an Internet-based information system. The amount of the initial franchise fees typically paid for basic services is currently $165,000.
Revenues from initial franchise fees for basic services are recognized as soon as Brooke Capital delivers the basic services to the new franchisee, such as access to Brooke Capital’s information and access to the Brooke Capital’s brand name. Upon completion of this commitment, Brooke Capital has no continuing obligation to the franchisee with regards to basic services.
We added only one new franchise location during the three months ended March 31, 2008, compared to 90 new franchise locations during the three month periods ended March 31, 2007. The rate of new franchise location growth has slowed primarily as the result of Brooke Capital’s “New Era” initiative beginning in the fourth quarter of 2007 to emphasize quality of franchisees over quantity of franchisees.

The following table summarizes information relating to initial franchise fees for basic services.
Summary of Initial Franchise Fees For Basic Services
and the Number of New Locations
(in thousands, except number of locations)

	Start-up Related		Conversion Related		Company Developed		Total Initial
	Initial Franchise Fees		Initial Franchise Fees		Initial Franchise Fees		Franchise Fees
	for Basic Services	#	for Basic Services	#	for Basic Services	#	For Basic Services	#
	(Locations)	Loc	(Locations)	Loc	(Locations)	Loc	(Locations)	Loc
Three months ended March 31, 2008	$0	0	$1,320	1	$0	0	$1,320	1
Three months ended March 31, 2007	6,765	41	4,620	42	1,485	7	12,870	90
Buyers Assistance Plan Services. Buyer assistance plans provide assistance to franchisees for the initial acquisition and conversion of businesses. These services include, for example, compilation of an inspection report. The amount of the fee charged franchisees for these services typically varies based on the level of assistance, which in turn is largely determined by the size of the acquisition. We therefore typically base our fees for buyer assistance plans on the estimated revenues of the acquired business. All initial franchise fees (for both basic services and for buyer assistance plans) are paid to Brooke Capital when an acquisition closes. A significant part of Brooke Capital’s commission growth has come from such acquisitions of existing businesses that are subsequently converted into Brooke franchises.
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
Buyer assistance plan services are not applicable to the purchase by franchisees of company-developed or already-franchised businesses. In addition, buyer assistance plan services are not typically provided to franchisees selling to other franchisees and are not provided to franchisees purchasing businesses that were purchased by Brooke Capital in the preceding 24 months. Businesses that were converted into Brooke franchises and received buyer assistance plan services totaled 0 and 2, of new franchise locations for the three months ended March 31, 2008 and 2007, respectively.
Seller and Borrower-Related Revenues. Seller and borrower-related revenues typically are generated when an insurance agency is acquired by Brooke Capital for sale to a franchisee or when Brooke Capital assists an insurance business in securing a loan. Seller and borrower-related revenues include consulting fees paid directly by sellers and borrowers, gains on sale of businesses from deferred payments, gains on sale of businesses relating to company-owned stores, and gains on sale of businesses relating to inventory. All seller and borrower-related revenues are considered part of normal business operations and are classified on our income statement as operating revenue. Seller and borrower-related revenues decreased $1,591,000, or 160%, to $(596,000), for the three months ended March 31, 2008 from $995,000 for the three months ended March 31, 2007. The significant decrease in seller and borrower-related revenues from 2007 to 2008 is primarily attributable to an decrease in borrower consulting fees generated.

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
Gains on Sale of Businesses from Deferred Payments. Our business includes the buying and selling of insurance agencies and occasionally holding them in inventory. When purchasing an agency, we typically defer a portion of the purchase price, at a low or zero interest rate, to encourage the seller to assist in the transition of the agency to one of our franchisees. We carry our liability to the seller at a discount to the nominal amount we owe, to reflect the below-market interest rate. When we sell an acquired business to a franchisee (typically on the same day it is acquired), we generally sell it for the full nominal price (i.e. before the discount) paid to the seller. When the sale price of the business exceeds the carrying value, the amount in excess of the carrying value is recognized as a gain. Gains on sale resulting primarily from discounted interest rates decreased $676,000, or 99%, to $5,000 for the three months ended March 31, 2008 from $681,000 for the three months ended March 31, 2007.
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
The calculation of the reduced carrying value, and the resulting gain on sale of businesses, is made by calculating the net present value of scheduled future payments to sellers at a current market interest rate. The following table provides information regarding the corresponding calculations:
Calculation of Seller Discounts Based On Reduced Carrying Values
(in thousands, except percentages and number of days)

	Beginning	Weighted	Weighted	Interest Rate Used		Reduced	Gain on Sale
	Principal	Average	Average	for Net Present	Full Nominal	Carrying	from Deferred
	Balance	Rate	Maturity	Value	Purchase Price	Value	Payments
Three months ended March 31, 2008	$60	7.75%	395 days	9.75%	$65	$60	$5
Three months ended March 31, 2007	5,878	9.75%	458 days	9.75%	10,384	9,703	681
Gains on Sale of Businesses—Company-owned Stores. If we expect to own and operate businesses for more than one year, we consider these businesses to be company-owned stores and treat such transactions under purchase accounting principles, including booking intangible assets and recognizing the related amortization expense. By contrast, businesses purchased for resale to our franchisees (usually within one year) are carried at cost as business inventory, without the booking of intangible assets. There were no gains on sale resulting from the sale of company-owned stores for the three-month period ended March 31, 2008 and 2007.
Gains on Sale of Businesses—Inventoried Stores. As noted above, acquired businesses are typically sold on the same day as acquired for the same nominal price paid to the seller. However, this is not always the case and businesses are occasionally held in inventory. As such, gains and losses are recorded when an inventoried business is ultimately sold and carrying values of inventoried businesses are adjusted to estimated market value when market value is less than cost. Losses on sale resulting from the sale of inventoried stores were $851,000 and $0 for the three months ended March 31, 2008 and 2007, respectively.

Franchise Collateral Preservation (CPA) Expenses. CPA activities are separated into two general categories. The first category of CPA activities consists primarily of support services provided by our Phillipsburg, Kansas campus personnel for all franchisees pursuant to a franchise agreement and the corresponding recurring expenses are paid from recurring franchise fees collected from franchisees and fees paid by lenders pursuant to collateral preservation agreements (see above). The second category of CPA activities consists primarily of the extra monitoring and consulting with borrowers provided by national and regional personnel pursuant to collateral preservation agreements with lenders.
Contrary to prior years, beginning in 2008, we began invoicing the lender for rehabilitation, liquidation and management expenses as provided for in the CPA agreement, and in the first quarter, we have received $4,373,000 in current fees and expenses. In the future, if, the lender chooses to reduce the level of collateral preservation assistance requested, there will likely be less emphasis on rehabilitating poorly performing franchisees and more emphasis on moving poorly performing franchises out of the franchise system. CPA expenses include national/regional personnel expense, marketing allowance expenses, facilities expenses and company stores expenses, net of any fees received from the lender. CPA expenses, totaled $1,108,000 and $6,577,000, respectively, during the three months ended March 31, 2008 and 2007.
Franchise Recruitment Expenses. Recruitment of new franchisees and borrowers is essential to the continued growth of insurance commissions and loan originations. Recruitment also plays a critical role in assisting lenders in the preservation of collateral after a loan is in default, in that businesses on which the lender has foreclosed or exercised its private right of sale can be sold to new franchisees who may be more capable or more willing to successfully operate an insurance agency. Recruitment expenses totaled $623,000 and $922,000, respectively, for the three month periods ended March 31, 2008 and 2007.
Income Before Income Taxes. We incurred losses before income taxes of $(3,617,000) for the three months ended March 31, 2008 as compared to income before taxes of $4,514,000 for the three months ended March 31, 2007, a decrease of $8,131,000, or 180%. The decrease in income is primarily the result of a reduction in the amount of initial franchise fee revenues and other associated consulting fees due to the continuing restricted credit market environment, and, in part, to our “New Era” initiative beginning in the fourth quarter of 2007, to emphasize quality of franchisees over quantity of franchisees.
Company-Owned Stores. Because our franchising philosophy is predicated on local ownership and generating revenues from sales commissions paid to franchisees on the sale of insurance policies issued by third-party insurance companies, an increasing percentage of inventoried, managed, pending, franchisor-developed and franchisee-developed stores relative to franchisee-owned stores is generally undesirable from a franchising perspective.
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

Inventoried Stores. The number of total businesses purchased into inventory during the three months ended March 31, 2008 and 2007 was 2 and 7, respectively. At March 31, 2008 and December 31, 2007, respectively, Brooke Capital held 5 and 6 businesses in inventory with respective total balances, at the lower of cost or market, of $5,655,000 and $9,413,000. Write down expense on inventoried stores, resulting from a decrease in the market values of inventoried businesses, for the three-month periods ended March 31, 2008 and 2007 totaled 0 and $300,000, respectively. Revenues from the operation of inventoried stores for the three months ended March 31, 2008 and 2007 totaled $527,000 and $178,000, respectively. Expenses incurred in the operation of inventoried stores for the three months ended March 31, 2008 and 2007 totaled $725,000 and $169,000, respectively.
The number of businesses twice-purchased into inventory within twenty-four months is an important indicator of Brooke Franchise’s success in recruiting qualified buyers. There were 0 and 1 businesses twice-purchased during the three months ended March 31, 2008 and 2007, respectively. Some franchisees have experienced an adverse affect on profitability and cash flow from increased loan interest rates on agency acquisition loans and lower commissions resulting from the effect of decreased premium rates. Otherwise, we is not aware of any systemic adverse profitability or cash flow trends being experienced by buyers of businesses from its inventory.
Managed Stores. At March 31, 2008 and December 31, 2007, the total number of businesses managed under contract, but not owned, by us were 20 and 21, respectively. Revenues from the operation of managed stores for the three months ended March 31, 2008 and 2007 totaled $1,547,000 and $1,200,000, respectively. Operating expenses incurred by managed stores for the three months ended March 31, 2008 and 2007 totaled $1,632,000 and $1,040,000, respectively. Additionally, owner’s compensation expenses incurred by managed stores for the three months ended March 31, 2008 and 2007 totaled $967,000 and $632,000, respectively.
Pending Stores. At March 31, 2008 and December 31, 2007, the total number of businesses under contract for sale and managed by us pending closing of a sale was 14 and 17, respectively. Revenues from the operation of pending stores for the three months ended March 31, 2008 and 2007 totaled $9,000 and $103,000, respectively. Operating expenses incurred by pending stores for the three months ended March 31, 2008 and 2007 totaled $101,000 and $66,000, respectively. Additionally, owner’s compensation expenses incurred by pending stores for the three months ended March 31, 2008 and 2007 totaled $31,000 and $115,000, respectively.
Franchisor-Developed Stores. At March 31, 2008 and December 31, 2007, the total number of businesses owned and under development by Brooke Capital was 12 and 10, respectively. Revenues from developed stores for the three months ended March 31, 2008 and 2007 totaled $0 and $16,000, respectively. Operating expenses incurred by developed stores for the three months ended March 31, 2008 and 2007 totaled $95,000 and $120,000, respectively.
Franchisee-Developed Stores. At March 31, 2008 and December 31, 2007, the total number of start up business locations for which the development process was interrupted was 157 and 119, respectively. Revenues from franchisee-developed stores for the three months ended March 31, 2008 and 2007 totaled $333,000 and $0, respectively. Operating expenses incurred by franchisee-developed stores for the three months ended March 31, 2008 and 2007 totaled $618,000 and $0 respectively. Additionally, owners’ compensation expense incurred by franchisee-developed stores for the three months ended March 31, 2008 and 2007 totaled $419,000 and $0, respectively.

We have improved our process for recruiting and identifying insurance agents whom we believe have the personal attributes required to be successful at starting an insurance agency business, and the length of the start up period is now about 8 months. The start up period is the length of time typically allowed for franchisees to demonstrate their ability to generate sufficient commission revenues to qualify for an insurance agency business loan based on historical revenues. As a result of reducing the length of the start up period, the number of franchisees for which start up periods are expiring in any given month has approximately doubled. For example, start up periods expire in the same month for franchisees that began an 18 month start up period in April 2006 and for franchisees that began an 8 month start up period in February 2007. It is our experience that start up success rates, (the percentage of franchisees that generate sufficient commission revenues during the start up period to qualify for an insurance agency business loan based on historical revenues) is approximately 50%. Correspondingly, about 50% of all start up franchisees do not have the personal attributes required for success, but have developed a business location which meets our demographic criteria and a location for which investments in advertising, signage and other marketing activities have been made by the franchisee and us. As such, these franchisee-developed locations typically represent good opportunities for other start up franchisees. The number of franchisee-developed stores has increased temporarily because more start up periods are expiring during any given month as the result of decreasing the length of the start up period.
Franchise Relocations. Sophisticated software has been purchased to assist us in the on-going analysis of demographic data and location performance in order to improve its site selection process. When location facilities are determined to be unsuitable based on neighborhood demographic or local office characteristics (as opposed to when individual franchisees are unsuitable based on personal attributes), then facilities are closed and relocated to more suitable locations. At March 31, 2008, we have scheduled 40 facilities to close and relocate.
Same Store Sales. Revenue generation, primarily commissions from insurance sales, is an important factor in franchise financial performance and revenue generation is carefully analyzed by Brooke Capital. Twenty-four months after initial conversion of an acquired business, Brooke Capital considers a franchise “seasoned” and the comparison of current to prior year revenues a more reliable indicator of franchise performance. Combined same store sales of seasoned converted franchises and start up franchises for twelve months ended March 31, 2008 and 2007 decreased 3.50% and 0.5%, respectively. The median annual revenue growth rates of seasoned converted franchises and qualifying start up franchises for the twelve months ended March 31, 2008 and 2007 were 6.45% and (0.4%). All same store calculations exclude profit sharing commissions. Same store calculations are based entirely on commissions and fee revenue allocated by Brooke Capital to franchisees’ monthly statements. Brooke Capital is unable to determine the impact, if any, on same store calculations resulting from commissions and fee revenue that franchisees receive but do not process through Brooke Capital as required by their franchise agreement.
Same store sales performance has been adversely affected by the “soft” property and casualty insurance market, which is characterized by a flattening or decreasing of premiums by insurance companies. Our franchisees predominately sell personal lines insurance with more than 50% of our total commissions resulting from the sale of auto insurance policies and we believe that the insurance market has been particularly soft with regards to premiums on personal lines insurance policies. We are beginning to see indications that the market may be “firming,” which may have an effect on same store sales performance in the future.
Franchise Balances. Brooke Capital categorizes the balances owed by franchisees as either statement balances or non-statement balances. Statement balances are generally short-term and non-statement balances are generally longer term. We believe the most accurate analysis of franchise balances occurs immediately after settlement of franchisees’ monthly statements and before any additional entries are recorded to their account. Therefore, the following discussion of franchise balances is as of the settlement date that follows the corresponding commission month.

Statement Balances. We have historically assisted franchisees with short-term cash flow assistance by advancing commissions and granting temporary extensions of due dates for franchise statement balances owed by franchisees to us. Franchisees sometimes require short-term cash flow assistance because of cyclical fluctuations in commission receipts. Short-term cash flow assistance is also required when franchisees are required to pay us for insurance premiums due to insurance companies prior to receipt of the corresponding premiums from policyholders. The difference in these amounts has been identified as the “uncollected accounts balance” and this balance is calculated by identifying all charges to franchise statements for net premiums due insurance companies for which a corresponding deposit from policyholders into a premium trust account has not been recorded. Despite commission fluctuations and uncollected accounts balances, we expect franchisees’ to regularly pay their statement balances within a 30-day franchise statement cycle. Any commission advance that remains unpaid after 120 days is placed on “watch” status. The increase in watch statement balances is partially attributable to financial stress resulting from less commission revenues due to reduction of premium rates by insurance companies. In early April, 2008, we notified our franchisees that we will no longer provide commission advances after August 15, 2008, because they are expensive to administer and collect. Management believes that this change alone will not have an adverse effect on franchisees’ businesses, since sufficient notice has been provided, which allows franchisees to build funds internally or obtain outside credit.
The following table summarizes total statement balances, uncollected account balances and watch statement balances (in thousands) as of March 2008 and December 2007 (in thousands).

	As of	As of
	March 31, 2008	December 31, 2007
Total Statement Balances	$10,266	$9,662
Uncollected Accounts* (Included in Above Total Statement Balances)	$4,720	$3,688
Watch Statement Balances (Included in Above Total Statement Balances)	$10,473	$9,077
Watch Statement Uncollected Accounts**	$2,063	$1,657

*	These amounts are limited to uncollected balances for franchisees with unpaid statement balances as of March 2008 and December 2007.

**	These amounts are limited to uncollected balances for franchisees with watch statement balances as of March 2008 and December 2007.
Non-statement Balances. Separate from short-term statement balances, Brooke Capital also extends credit to franchisees for long-term producer development, including hiring and training new franchise employees, and for other reasons not related to monthly fluctuations of revenues. These longer term non-statement balances are not reflected in the short-term statement balances referenced above and totaled $10,825,000 and $9,798,000, respectively, as of March 2008 and December 2007. Management intends to limit significantly the availability of non-statement balance funds.
Reserve for Doubtful Accounts. The balance of Brooke Capital’s Reserve for Doubtful Accounts was $1,200,000 and $1,114,000, respectively, on March 31, 2008 and December 31, 2007. The amount of the Allowance for Doubtful Accounts was determined based on analysis of Brooke Capital’s total franchise balances, watch balances, write off experience and Brooke Capital’s evaluation of the potential for future losses. Franchise balances outstanding as of March 31, 2008, and December 31, 2007 totaled $21,091,000 and $19,460,000, respectively.

The following table summarizes the Allowance for Doubtful Accounts activity for March 31, 2008 and December 31, 2007 (in thousands). Additions to the allowance for doubtful accounts are charged to expense. Write-offs in the table below are net of reimbursement from Brooke Corporation pursuant to our guaranty of franchise balances in connection with the merger.
Valuation and Qualifying Accounts

	Balance at		Write off	Write off	Balance at
	beginning	Charges to	statement	non-statement	end of
	of period	Expenses	balances	balances	period
Allowance for Doubtful Accounts
Year ended December 31, 2007	$1,466	$4,276	$961	$3,667	$1,114
Three months ended March 31, 2008	1,114	350	199	65	1,200
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
The following discussions regarding loan balances, number of loans, number of obligors, interest rates and seasoning periods exclude related party loans made to Brooke Corporation and sister companies. As of March 31, 2008, loan balances in which Aleritas has retained interest and/or servicing rights, totaled approximately $693,449,000 compared to $678,246,000 as of December 31, 2007, a 2% increase. Of the loan balances as of March 31, 2008, $171,061,000 were on-balance sheet and $522,388,000 were off-balance sheet, compared to $136,298,000 on-balance sheet and $541,948,000 off-balance sheet as of December 31, 2007.
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
As of March 31, 2008, loan balances were comprised of approximately $348,888,000 in loans made to retail insurance agencies that are franchisees of Brooke Capital Corporation, approximately $89,440,000 in loans made to retail insurance agencies that are not franchisees of Brooke Capital Corporation, approximately $175,525,000 in loans made to managing general agencies, approximately $75,006,000 in loans made to independent funeral homes. As of December 31, 2007, loan balances were comprised of approximately $348,119,000 in loans made to retail insurance agencies that are franchisees of Brooke Capital Corporation, approximately $85,638,000 in loans made to retail insurance agencies that are not franchisees of Brooke Capital Corporation, approximately $162,005,000 in loans made to managing general agencies, approximately $76,658,000 in loans made to independent funeral homes and $5,826,000 in miscellaneous loans.
As of March 31, 2008, loan balances were comprised of 1,272 loans with 865 obligors, resulting in an average balance per loan of approximately $545,000 and an average balance per obligor of approximately $802,000. As of December 31, 2007, loan balances were comprised of 1,313 loans with 843 obligors, resulting in an average balance per loan of $517,000 and average balance per obligor of $805,000.
A majority of Aleritas’ loans are variable rate loans and are based on the New York Prime rate (“Prime”) as published in the Wall Street Journal. However, Aleritas has fixed rates on approximately 2.8% of its portfolio. Typically the interest rate adjusts daily based on Prime; however, approximately 1.4% of Aleritas’ portfolio as of March 31, 2008 adjusts annually based on Prime and an immaterial amount of its loans adjust monthly based on Prime. As of March 31, 2008, Aleritas’ variable loan portfolio had a weighted average index rate of approximately 3.81% above Prime, compared to approximately 3.78% above Prime as of December 31, 2007.

As of March 31, 2008 and December 31, 2007, the weighted average seasoning period of the loans in Aleritas’ portfolio was 17 months and 16 months, respectively. As of March 31, 2008, the weighted average months to maturity or remaining term was 120 months, compared to 125 months as of December 31, 2007.
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
As loan balances increased during 2007 and 2008, Aleritas correspondingly increased the number of Collateral Preservation Providers that it utilizes to help mitigate credit exposure and maintain credit quality. During the three months ended March 31, 2008, Aleritas paid $5,655,000 in collateral preservation fees to Collateral Preservation Providers, including Brooke Capital, Brooke Brokerage’s subsidiary, CJD & Associates, L.L.C., Brooke Capital Advisors, Inc. (formerly First Life Brokerage, Inc.), all affiliates, and Marsh Berry & Company, a non-affiliate, compared to $1,033,000 paid for the three months ended March 31, 2007. In some cases, affiliates may contract with third party companies to assist them in providing collateral preservation services.
In recent years, Aleritas’ results of operations have been significantly impacted by the growth of its portfolio, the expansion of its loan funding sources, the development of a securitization model, the development of an off-balance financing model and the expansion of its lending programs. The following table shows income and expenses (in thousands, except percentages) for the three months ended March 31, 2008 and 2007, and the percentage change from period to period.

	Three months	Three months	2008
	Ended	Ended	% Increase
	March 31,	March 31,	(decrease)
	2008	2007	over 2007
Operating revenues
Interest income	$14,550	$14,390	1%
Participating interest expense	(7,912)	(7,634)	4
Gain on sale of notes receivable	73	6,921	(99)
Impairment loss	(11,763)	—
Other income	147	168	(13)

Total operating revenues	(4,904)	13,845	(135)

Operating expenses
Other operating interest expense	761	1,665	(54)
Payroll expense	1,524	513	197
Depreciation and amortization	410	293	(40)
Provision for loan losses	12,537
Other operating expenses	8,219	1,754	369

Total operating expenses	23,451	4,225	455

Income from operations	(28,355)	9,620	(395)
Interest expense	1,572	1,670	(6)
Loss on extinguishment of debt	8,210
Minority interest	(9,033)

Income before income taxes	(29,104)	7,950	(466)

	March 31, 2008	March 31, 2007
Total assets (at period end)	$298,845	$197,652	51%

Interest Income. Aleritas typically sells most of the loans it originates to funding institutions as loan participations and to qualifying special purpose entities in which the loans are used to issue asset-backed securities and secure off balance sheet bank debt. Prior to either type of sale transaction, Aleritas typically holds these loans on its balance sheet and earns interest income during that time. After the loans are sold, Aleritas continues to earn interest income from the retained residual assets in these off-balance sheet loans. For the three months ended March 31, 2008 as compared to the comparable period in 2007, interest income increased 1%. The increase in interest income is the direct result of corresponding increases in the loan portfolio balances on which Aleritas earns interest.
Participating Interest Expense. A portion of the interest income that Aleritas receives on its loans is paid out to the purchasers of its loans, such as participating lenders and qualifying special purpose entities in which the loans are used to issue asset-backed securities and secure off-balance sheet bank debt. Payments to these holders are accounted for as participating interest expense, which is netted against interest income in the consolidated statements of operations. The amount of participating interest expense increased primarily as a result of an increased amount of loans sold to participating lenders and qualifying special purpose entities as compared to the comparable period. Participation interest expense represented approximately 54% and 53%, respectively, of Aleritas’ interest income for the three months ended March 31, 2008 and 2007.
Provision for Credit Losses. The balance of Aleritas’ loan loss reserve was $14,101,000 and $1,655,000 at March 31, 2008 and December 31, 2007, respectively. This reserve, intended to provide for losses inherent in loans held on the balance sheet, was established because Aleritas now retains loans on its balance sheet for up to twelve months, longer than the six to nine months it has historically held loans. Also, as the portfolio seasons, Aleritas is experiencing increased delinquencies. At March 31, 2008, approximately $24,113,000 in loan balances held on its balance sheet were more than 60 days delinquent as compared to $13,301,000 in loan balances more than 60 days delinquent at December 31, 2007.
Gain on Sales of Notes Receivable. When the sale of a loan is classified as a true sale pursuant to the criteria established by SFAS 140, gains or losses are recognized, loans are removed from the balance sheet and residual assets, such as securities, interest-only strip receivables and servicing assets, are recorded. For residual assets resulting from loan participations accounted for as a true-sale, Aleritas typically records servicing assets and interest-only strip receivables. For residuals assets resulting from loans sold to qualifying special purpose entities accounted for as true sale, Aleritas typically records securities consisting primarily of three types: interest-only strip receivables in the loans sold, retained over-collateralization interests in loans sold and cash reserves. Revenues from gain on sales of notes receivable decreased in 2008 ascompared to 2007 primarily because less notes receivable off-balance sheet were sold during 2008. This largely resulted from the sale of loans in connection with the off-balance sheet facility provided by Fifth Third Bank during March 2007.
Aleritas estimates the value of its interest-only strip receivables, servicing assets and the interest-only strip receivables portion of securities balances by calculating the present value of the expected future cash flows from the interest and servicing spread, reduced by its estimate of credit losses and notes receivable prepayments. The interest and servicing spread is typically the difference between the rate on the loans sold and the rate paid to participating lenders and the rate paid to investors and lenders to qualifying special purpose entities. Over time, as Aleritas receives cash from the payment of interest and servicing income, it reduces the value of the residual assets by writing down the interest asset and amortizing the servicing assets.

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
The first component of the gain on sale of notes receivable is the gain on sale recorded associated with the over collateralization benefit based on a present value calculation of future expected cash flows from the retained portion of loans sold, net of prepayment and credit loss assumptions. Fluctuations in these gains, year-to-year, reflected the changing volume of loans sold to QSPEs. In addition, the spread for loans sold to QSPEs decreased from 4.79% in 2007 to 3.51% in 2008.
The second component of the gain on sale of notes receivable is the gain on sale recorded associated with the interest-only strip receivable benefit based on a present value calculation of future expected cash flows of the interest spread on the underlying participation loans sold, net of prepayment and credit loss assumptions. The spread associated with loan participations was approximately 2.19% in 2007 and 2008. However, due to tightening of credit markets, higher rates relative to the benchmark were required to be paid to the participating lenders. The spread percentages above exclude the spread associated with related party loans sold.
The third component of the gain on sale of notes receivable is the gain associated with the ongoing servicing responsibilities. When loan participation is accounted for as a true sale, servicing responsibilities are retained for which Aleritas typically receives annual servicing fees ranging from 0.25% to 1.375% of the outstanding balance. A gain or loss is recognized immediately upon the sale of a loan participation based on whether the annual servicing fees are greater or less than the cost of servicing, which is estimated at 0.25% of the outstanding loan balance. The gain or loss associated with loan servicing is determined based on a present value calculation of future cash flows from servicing the underlying loans, net of servicing expenses and prepayment assumptions. The decrease in net gains from loan servicing benefits for 2008 was primarily the result of less loans sold as true sale loan participations.
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
When Aleritas sells loans to qualifying special-purpose entities that qualify as true-sales under SFAS 140, a gain on sale is recognized when the note receivables are sold. When Aleritas sells note receivables to qualifying special-purpose entities, it typically retains interest rights. The component of the gain on sale of notes receivable to qualifying special-purpose entities is the gain on sale recorded associated with the interest-only strip receivable and retained interest benefit, net of direct expenses. Unlike participation sales, in loans sold to qualifying special-purpose entities an unaffiliated third-party is the servicer and Aleritas is a secondary or sub-servicer. As such, no servicing asset or liability is recorded.

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
Gains (losses) from servicing and interest benefits are typically non-cash gains (losses), as Aleritas receives cash equal to the carrying value of the loans sold. A corresponding adjustment has been made on the Statement of Cash Flows to reconcile net income to net cash flows from operating activities. Gain-on-sale accounting requires Aleritas to make assumptions regarding prepayment speeds and credit losses for loans sold which qualify as true sales pursuant to the criteria established by SFAS 140. The performances of these loans are monitored, and adjustments to these assumptions will be made if necessary. Underlying assumptions used in the initial determination of future cash flows on the participation loans and loans sold to qualifying special purpose entities accounted for as sales include the following:

Business Loans
(Fixed & Adjustable-Rate Stratum)
Prepayment speed*	12.00%
Weighted average life (months)	143
Expected credit losses*	0.50%
Discount Rate*	11.00%

*	Annual rates
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
The most significant impact from loans sold has been the removal of loans from Aleritas’ balance sheet. As of March 31, 2008 and December 31, 2007, the balances of those off-balance sheet assets totaled $522,388,000, or 75% of its portfolio, and $541,948,000, or 80% of its portfolio, respectively. These amounts exclude sales of related party loans of $11,300,000 as of March 31, 2008 and $14,572,000 as of December 31, 2007. The decreased level of off-balance sheet assets is primarily the result of more loans funded through on-balance sheet lines of credit.

Loan Servicing Assets and Liabilities. When Aleritas recognizes non-cash gains for the servicing benefits of loan participation sales, it books that amount as a loan servicing asset on its balance sheet. This amount is equal to Aleritas’ estimate of the present value of future cash flows resulting from the servicing spread. Aleritas recognizes such assets only when the income allocated to its servicing responsibilities exceeds its cost of servicing, which Aleritas typically estimates at 0.25% of the loan value being serviced. Components of the servicing asset as of March 31, 2008 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$11,131
Less:
Servicing Expense	(2,030)
Discount to present value	(3,374)

Carrying Value of Retained Servicing Interest in Loan Participations	$5,727
In connection with the recognition of non-cash losses for the servicing liabilities of loan participation sales, the present value of future cash flows was recorded as a servicing liability. Components of the servicing liability as of March 31, 2008 were as follows (in thousands):

Estimated cash flows from loan servicing fees	$—
Less:
Servicing expense	49
Discount to present value	(35)

Carrying Value of Retained Servicing Liability in Loan Participations	$14
Loan Participations-Interest-Only Strip Receivable Asset. To the extent that the difference between the rate paid by Aleritas to participating lenders and the rate received from its borrowers exceeds the maximum of 1.375% allocated to the servicing benefit, Aleritas recognizes a non-cash asset, called an “Interest-only strip receivable asset,” on its balance sheet. This amount is equal to Aleritas’ estimate of the present value of expected future cash flows resulting from this interest spread, net of credit loss (to the extent loans are sold to participating lenders with recourse to the Company) and prepayment assumptions. Components of the interest receivable asset as of March 31, 2008 were as follows (in thousands):

Estimated cash flows from interest income	$11,163
Less:
Estimated credit losses	—
Discount to present value	(3,343)

Carrying Value of Retained Interest in Loan Participations	$7,820
Loans Sold to Qualifying Special Purpose Entities — Interest-Only Strip Receivable Asset. The terms of Aleritas’ securitizations and off-balance sheet bank debt require the over-collateralization of the pool of loan assets that back the securities issued to investors and off-balance sheet debt secured. Aleritas retains ownership of the over-collateralization interests in loans sold, which is included in its securities balances, and has historically borrowed money from commercial banks to fund this investment. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have issued asset-backed securities has been estimated at the par value of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interest in the loans sold to qualifying special purpose entities that have secured bank debt, is based on the present value of future expected cash flows using management’s best estimates of key assumptions, credit losses (0.50% annually), prepayment speed (12.00% annually) and discount rates (11.00%) commensurate with the risks involved. The fair value of the cash reserves has been estimated at the cash value of the reserve account.
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
The carrying values of securities, resulting from loan sale activities to qualifying special purpose entities were $84,476,000 and $87,763,000 at March 31, 2008 and December 31, 2007, respectively. As of March 31, 2008, these securities were comprised of $24,225,000 in interest-only strip receivables, $59,401,000 in retained over-collateralization interests in loans sold and $850,000 in cash reserves. As of December 31, 2007, these securities were comprised of $28,144,000 in interest-only strip receivables, $58,769,000 in retained over-collateralization interests in loans sold and $850,000 in cash reserves. The value of the Company’s securities balances is subject to credit and prepayment risks on the transferred financial assets.
Components of the interest-only strip receivable portion of securities as of March 31, 2008 were as follows (in thousands):

Estimated cash flows from interest income	$39,557
Less:
Estimated credit losses	(4,887)
Discount to present value	(10,445)

Carrying Value of Interest Receivable Portion of Securities	$24,225
Other Operating Interest Expense. For the three months ended March 31, 2008, operating interest expense decreased primarily as a result of fewer loans being held on its balance sheet as compared to the comparable period in 2007. The reduction of loans held on balance sheet during the first quarter of 2008 as compared to the same period in 2007 was primarily the result of utilization of the off-balance sheet facility from Fifth Third Bank which closed in March 2007.
Compensation Expense. The increase in compensation expense for the three months ended March 31, 2008, was primarily due to restricted stock grants of $620,000 that were granted prior to the merger with Oakmont. Other wages increased compared to the comparable prior period as additional staff was added to accommodate portfolio growth. Compensation expense is expected to be lower in future periods due to staff reductions subsequent to the end of the first quarter.
Collateral Preservation Expense. Collateral preservation expense includes up-front, ongoing and special fees paid to collateral preservation providers to provide sourcing and underwriting assistance and ongoing loan monitoring and loss mitigation services. This expense increased for the three months ended March 31, 2008, due to the growth in loan originations and the size of the loan portfolio. In addition to the standard upfront and ongoing collateral preservation fees, special fees were paid for specialized services such as services provided in connection with the management and liquidation of collateral, provided on certain loans in the first quarter of 2008 that increased the expense by $4,577,000. No special fees were incurred during the comparable period in 2007 for specialized services. These specialized services resulted from an increase in the company’s loan delinquencies and an increase in distressed businesses resulting primarily from difficult market conditions, such as the softening insurance market place. In addition, Brooke Capital, a collateral preservation provider for franchise loans, has asked Aleritas to pay certain additional fees and expenses associated with these liquidation services that Brooke Capital had previously paid. These fees and expenses led to significantly higher collateral preservation expenses in the first quarter of 2008 and will likely lead to significantly higher collateral preservation expenses in the next couple of quarters. The higher collateral preservation expense in the future may be partially mitigated by a plan to liquidate these underperforming agencies as soon as reasonably possible. Also, as Aleritas increases its utilization of non-Brooke Capital collateral preservation providers, it will likely have to pay more for these services.

Other General and Administrative Expenses. The increase in these expenses for the three months ended March 31, 2008, was primarily due to higher legal and advertising expenses and lower loan fees earned that offset operating expenses. Early in the quarter, advertising had been increased significantly from prior periods to increase loan originations. As the credit crunch intensified during the quarter, Aleritas slowed loan originations and significantly reduced ongoing advertising.
Extinguishment of Debt. On March 7, 2008 Aleritas repurchased certain notes from Falcon Mezzanine Partners II, LP, FMP II Co-Investment, LLC, and JZ Equity Partners PLC (“Purchasers”) pursuant to a repurchase agreement filed on Form 8-K, as amended by Form 8-KA, on February 14 and 15, 2008, The senior notes that were repurchased carried a coupon interest rate of 12%. The debt extinguishment resulted in a first quarter 2008 pre-tax charge of $8.2 million, which is comprised of $1.7 million associated with a cash prepayment premium, $4.1 million associated with the non-cash realization of deferred financing costs associated with the refinanced debt, and $2.4 million associated with the non-cash discount recorded due to the warrants issued in connection with the refinanced debt.
Interest Expense. Interest expense decreased due to the refinancing of the private placement debt offering in the first quarter of 2008 with lower cost debt.
Income Tax Expense. Income tax expenses, effective tax rates and tax liabilities are detailed below.

	Three Months Ended
	March 31,
(in thousands)	2008	2007
Income tax expense (benefit)	$(14,492)	$3,021
Effective tax rate	38%	38%

	March 31,	December 31,
	2008	2007
Current income tax liabilities	$—	$2,549
Deferred income tax liabilities (asset), net	(830)	10,910
Aleritas historically filed a consolidated federal income tax return with the Company. Effective with the Oakmont merger on July 18, 2007, Aleritas began filing separate tax returns which caused the effective tax rate to increase. Amounts that are deferred for tax purposes are deferred on Aleritas’ balance sheet as deferred income tax payables. In addition, Aleritas records amounts due to taxing authorities in future years for those amounts previously paid to the Company; a corresponding receivable from the Company is recorded. As a result, a significant deferred tax liability was recorded during 2006 for these amounts.

Loan Quality
Credit losses incurred on the loan portfolio follow:

	Three Months Ended
	March 31,
	2008	2007
Credit losses on all loans	$12,537	$671

Summary of Credit Losses:
Retail insurance agencies — franchise	$1,504	$—
non-franchise
Managing general agencies
Funeral homes
Related parties

Total credit losses	$1,504	$—

Credit Loss Analysis:
On-balance sheet loans:
Loans charged off, net of recoveries	$91	$3
Increase in the loan loss reserve	12,537	—

Total credit losses — on-balance sheet loans	$12,628	$3

Annualized percent of on-balance sheet loans	29.5%	0.0%

Off-balance sheet loans:
Credit losses incurred — warehouse facility*	$—	$—
participations	318	—
securitizations	1,096	668

Total credit losses — off-balance sheet loans	$1,414	$668

Annualized percent of off-balance sheet loans	1.1%	0.6%

*	Net credit losses for loans in the off-balance sheet warehouse facility are accounted for through the valuation of the retained securities rather than charged to credit loss expense.
Credit losses incurred increased in 2007 compared to the prior years due to an increase in the size of the loan portfolio and greater seasoning of the loans in the portfolio. Additionally, Aleritas is beginning to experience the impact of Brooke Capital’s plan to reduce its expenses associated with franchisee commission advances and other financial support as well as rehabilitating poorly performing franchisees, resulting in credit losses on some of these agencies.

Loan balances delinquent 60 days or more are detailed below.

	March 31, 2008		December 31, 2007
	Amount	Percent of Loans	Amount	Percent of Loans
On-balance sheet loans	$24,113		$13,301
Off-balance sheet loans — warehouse facility	—		—
participations	13,673		7,343
securitizations	1,852		1,898

Total loan balances delinquent 60 days or more	$39,638	5.7%	$22,542	3.3%

Percent of delinquent loans associated with:
Retail agency loans — franchise		77%		91%
non-franchise		0%		0%
Independent funeral home owners		13%		9%
Managing general agencies		0%		0%
Other		10%		0%
Delinquent loans to related entities	$—		$—
Loans to start-up franchisees of Brooke Capital mostly represent franchisees that did not meet the required commission threshold in order to quality for a longer amortizing franchise loan. Delinquencies associated with these start-up franchisee loans represented 68% of the total loan balances delinquent 60 days or more. The increase in delinquencies associated with these loans from $16,993,000 at December 31, 2007, to $26,990,000 at March 31, 2008, was primarily attributable to the significant increase in start-up loans that reached loan maturity thus far in 2008 as compared to prior periods. As a result of this significant increase in start-up franchise loan delinquencies, Aleritas has restricted the funding of start-up franchise loans associated with non peer-to-peer financing transactions until these delinquencies are significantly reduced or eliminated.
Aleritas believes one important factor regarding credit quality for Aleritas, its participating lenders and investors, results from the cash management feature imposed by Aleritas on retail borrowers representing 63% and 64% of on and off-balance sheet loans at March 31, 2008, and December 31, 2007, respectively, excluding related party loans. Under this cash management feature, debt servicing associated with these loans are typically submitted directly by the insurance companies or deducted from commissions received by Brooke Capital prior to payment of commissions to the borrower and most other creditors. Aleritas believes that credit problems associated with retail agency loans are more likely to be identified when the Company monitors borrower revenues on a monthly or quarterly basis rather than by monitoring Aleritas’ loan delinquencies.
Aleritas believes another important factor regarding credit quality for Aleritas, its participating lender and purchasers of its loans, is utilization of Collateral Preservation Providers to perform collateral preservation services. These services assist the lender in monitoring borrower performance, advising borrowers and otherwise assisting Aleritas in the preservation of collateral and improvement of borrower financial performance.
The level of credit losses and payment delinquencies increased during 2007 and 2008. Aleritas believes that these increases were primarily attributable to increased strain placed on its borrowers resulting from conditions in which Aleritas had little or no control, such as increasing interest rates and a softening premium insurance market. Many of its borrowers are primarily engaged in insurance agency and brokerage activities and derive revenues from commissions paid by insurance companies, which commissions are based in large part on the amount of premiums paid by their customers to such insurance companies. Premium rates are determined by insurers based on a fluctuating market. Historically, property and casualty insurance premiums have been cyclical in nature, characterized by periods of severe price competition and excess underwriting capacity, or soft markets, which generally have an adverse effect upon the amount of commissions earned by insurance agency borrowers, followed by periods of high premium rates and shortages of underwriting capacity, or hard markets. The current insurance market generally may be characterized as “soft,” with a flattening or decreasing of premiums in most lines of insurance. Aleritas expects increased levels of payment delinquencies and credit loss for Aleritas, and purchasers of its loans, as the full impact of these market conditions are felt by its borrowers.

As a result of the challenging insurance market and increasing interest rate environment of the last several years, collateral preservation providers have provided increased levels of collateral preservation and loss mitigation support. If conditions persist, Collateral Preservation Providers have demanded increased collateral preservation fees in exchange for providing additional collateral preservation support or rehabilitative services during these challenging market conditions, which has significantly increased the Company’s level of collateral preservation expense.. Furthermore, Brooke Capital has informed Aleritas that it intends to charge Aleritas for certain rehabilitation, management and liquidation services, in excess of sharing in loan fees and interest income.
Brooke Capital recently communicated to Aleritas its intent to significantly reduce its financial support of certain franchisees and rehabilitation services to certain underperforming franchisees. Based on this planed action and a liquidation valuation analysis provided by Brooke Capital, the loan loss reserve for on-balance sheet loans was increased by $12,537,000 to 14,101,000 at March 31, 2008. This increase reflects the expected loan losses from the liquidation of several agencies as well as potential losses on other loan in the portfolio.
Furthermore, Brooke Capital has reduced and, in some cases, eliminated short-term cash flow assistance to its franchisees and has ceased granting temporary extensions of due dates for some franchise statement balances owed by franchisees to Brooke Capital. It has been a common past practice of Brooke Capital to provide short-term cash flow assistance to its franchisees and extensions of due dates for franchisees. These commission advances are sometimes required for short-term cash flow assistance of cyclical fluctuations in commission receipts and in some cases to assist with cash flow during the development of an agency business. The Company expects this action by Brooke Capital to have a negative impact on certain franchises and thus on Aleritas’ franchise loan portfolio and is closely monitoring this situation and its loan loss reserve. Additionally, Aleritas may be required to extend an increased number of working capital loans to its franchise borrowers, which could increase its exposure associated with this loan program. Generally speaking, working capital loans are subordinate in nature and may be harder to recover.
Aleritas relies on the recruitment activities of Brooke Capital for the resale of franchise businesses, including start-up franchise businesses with little or no business revenues. Over the past three to six months, the Company believes Brooke Capital has experienced difficulty in its recruitment activities which has resulted in an increase in delinquent franchise loans and agencies under management by Brooke Capital. Declining recruitment activities on the part of Brooke Capital is expected to have a negative impact on its franchise portfolio and Aleritas is closely monitoring this situation and the impact it may have on its loan loss reserve.
During the latter part of 2007 and into 2008, Aleritas began to restrict capital associated with franchise lending. Because Brooke Capital’s revenues and earnings are largely dependent on franchise location growth, which requires capital by lenders, such capital restriction may impact the financial condition of Brooke Capital which could have an adverse effect on Aleritas’ loan portfolio.
Although the Company does not provide recourse on the transferred notes and is not obligated to repay amounts due to investors and creditors of the QSPEs, its retained assets are subject to loss, in part of in full, in the event credit losses exceed initial and ongoing management assumptions used in the fair market value calculation. Additionally, a partial loss of retained assets could occur in the event actual prepayments exceed calculation. Following a write down of the value and the securities balance by $5,517,000 in the fourth quarter of 2007, the Company further wrote down its securities balance by $11,763,000 in the first quarter of 2008 to reflect the expected losses associated with the liquidation of several underlying franchise agencies. This reduces the securities balance in addition to the 0.50% credit loss assumption used to calculate expected credit losses associated with the retain interest which reduced Aleritas’ expected retained interest associated with these loans by $4,487,000 and $5,296,000 as of March 31, 2008, and December 31, 2007, to allow for credit losses, which also reduced the amount of gain on sale revenue recognized at the time of each loan sale and resulted in a reduction of the carrying value of the corresponding asset on Aleritas’ balance sheet.

Perhaps a greater risk to Aleritas is the indirect exposure to credit losses that may be incurred by participating lenders and investors and lenders that provide funding to the Company’s QSPEs. In those cases in which Aleritas does not bear direct exposure to credit loss, if losses by participating lenders and investors and lenders that provide funding to its QSPEs reach unacceptable levels, then Aleritas may not be able to sell or fund loans in the future. The Company’s business model requires access to funding sources to originate new loans, so the inability to sell loans would have a significant adverse effect on Aleritas.
Corporate
Financial information not allocated to a reportable segment and relating primarily to Brooke Corporation’s corporate functions, The DB Group, Ltd. and DB Indemnity, Ltd. is as follows (in thousands, except percentages).

	Three months	Three months	2008
	Ended	Ended	% Increase
	March 31,	March 31,	(decrease)
	2008	2007	over 2007
Operating Revenues
Insurance premiums earned	$261	$266	(2)%
Interest income	252	195	29
Other income	51	33	55

Total operating revenues	564	494	14

Operating Expenses
Payroll expense	529	828	(36)
Depreciation and amortization	35	335	(90)
Insurance loss and loss expense	403	326	24
Other operating expenses	1,213	(372)

Total operating expenses	2,180	1,117	95

Income from operations	(1,616)	(623)

Interest expense	631	567	11

Income before income taxes	$(2,247)	$(1,190)

	March 31, 2008	March 31, 2007
Total assets (at period end)	$91,920	$74,865	23%
Shared Services Fees. An internal allocation of legal, accounting, human resources, information technology and facilities management expenses is made to each of the four reportable segments, based on our estimate of usage. These shared services fees totaled $573,000 and $1,785,000, respectively, for the three months ended March 31, 2008 and 2007, and are recorded as a reduction of other operating expenses, resulting in a negative amount of operating expenses.
The DB Group, Ltd. The DB Group insures a portion of the professional insurance agents’ liability exposure of Brooke Capital, its affiliated companies and its franchisees and had a policy in force on March 31, 2008 that provided $5,000,000 of excess professional liability coverage. For the three months ended March 31, 2008, DB Group recorded total revenues of $88,000 and total operating expenses of $24,000, resulting in income before income taxes of $64,000. DB Group has not established reserves for claims.

DB Indemnity, Ltd. DB Indemnity issues financial guarantee policies to Aleritas and its participating lenders. and had policies in force on March 31, 2008 covering principal loan balances totaling $24,002,000. For the three months ended March 31, 2008, DB Indemnity recorded total revenues of $328,000 and total operating expenses of $423,000, resulting in loss before income taxes of $95,000. For the three months ended March 31, 2008 and 2007, respectively, DB Indemnity incurred $403,000 and $326,000 in claims or loss expense. DB Indemnity’s reserve for claims was $600,000 and $600,000, respectively, on March 31, 2008 and December 31, 2007. Claims have increased because some borrowers are experiencing a reduction of commission revenues resulting from reduction of premium rates by insurance companies while expenses are increasing as the result of higher interest rates. Over a long-term period, DB Indemnity expects the amount of claims expense incurred each year to be approximately the same as the amount of premium revenue recorded each year.
Liquidity and Capital Resources
Our cash and cash equivalents were $11,763,000 and $5,158,000 as of March 31, 2008 and December 31, 2007, respectively. Our current ratios (current assets to current liabilities) were 1.17 and 1.53 at March 31, 2008 and December 31, 2007, respectively.
Our cash and cash equivalents increased a total of $6,605,000 from December 31, 2007 to March 31, 2008 primarily as a result of an increase in debt. During the first quarter of 2008, net cash of $79,207,000 was provided by operating activities, which resulted primarily from a $96,783,000 increase in account payable. Net cash of $95,197,000 was used in investing activities, which resulted primarily from our purchase of investments. Net cash of $22,595,000 was provided by financing activities, which resulted primarily from advances on our finance company lines of credit to fund loans.
Our cash and cash equivalents decreased a total of $1,935,000 from December 31, 2006 to March 31, 2007. During 2007 net cash of $91,893,000 was provided by operating activities, which resulted primarily from a $91,606,000 increase in notes receivables by our finance subsidiary prior to loan sale or securitization. Net cash of $34,716,000 was used in investing activities, which resulted primarily from a $18,548,000 used to purchase investments in subsidiaries. Net cash of $59,112,000 was used in financing activities, which resulted primarily from payments on long term-debt.
Brooke Corporation. We have transitioned from primarily holding wholly-owned, privately-held subsidiaries to primarily holding partially-owned, publicly-traded subsidiaries (Aleritas and Brooke Capital). Our future primary source of revenues will likely be the sale of stock in Aleritas because revenues from shared services fees, income tax sharing arrangements and dividends previously received from our private company subsidiaries will decrease significantly. The source of repayment of our debt is the sale of our stock in Aleritas. If we cannot sell our stock in Aleritas, or if the market price is exceedingly low, then we may be forced to sell other assets to repay our debt. We plan to have a Rights Offering to raise additional capital. Disruption of the stock or credit markets may prohibit us from selling Aleritas or Brooke Capital stock or from issuing debt until stock is sold. We believe that revenues from the sale of stock in Aleritas will be sufficient to offset decreases in other sources of revenues and that the combined sources of revenues will be sufficient to fund our normal operations and pay our corporate expenses and income taxes. However, we do not anticipate paying dividends until market conditions improve and are reflected in improved financial performance.
Brooke Capital. Brooke Capital is listed on the American Stock Exchange and has responsibility for meeting its requirements for capital without our assistance. The current credit environment has made it difficult to raise debt or equity to fund the expansion of insurance company operations. As such, we are considering the sale of our life insurance subsidiary, First Life, and our non-standard auto insurance company, Delta Plus. Subject to lender and regulatory approvals, net proceeds from such sale will be used to repay short term bank debt.
Aleritas. Aleritas is traded on the over-the-counter bulletin board market and has responsibility for meeting its requirements for capital without assistance from us. Aleritas’ lending activities have been funded primarily through loan participation sales, loan sales to qualifying special-purpose entities, on-balance-sheet bank lines of credit and private placement debt offerings. To fund anticipated loan growth, additional common equity, or alternative types of equity, may be required to improve capital-to-asset ratios, fund collateral margin requirements of bank lines of credit, fund increases in loan inventory or fund purchases of securities associated with loans sold to qualifying special-purpose entities. However, Aleritas does not intend to rely on additional equity capital investments from us and has solicited capital investments from other investors. Aleritas has experienced occasional liquidity problems primarily as the result of uncertain market conditions and refinancing of subordinate debt obligations.

Brooke Bancshares. We contributed $10,000,000 to Brooke Bancshares’ equity in January 2007 to fund the purchase of Brooke Savings Bank (formerly Generations Bank). Brooke Savings Bank acquired a banker agent network in January, 2008 that significantly increased Brooke Savings Bank assets and which required an additional $5,000,000 capital contribution which was funded by issuance of debt by Brooke Bancshares. We have committed to the Office of Thrift Supervision that Brooke Savings Bank will meet certain minimum capital standards and additional capital contributions from us may be required for this purpose. Brooke Bancshares and Brooke Capital mutually agreed to terminate the previously announced agreement for Brooke Capital to acquire Brooke Savings Bank because part of the rationale for the proposed acquisition was negated by the merger of Brooke Franchise into Brooke Capital.
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
Capital Commitments
The following summarizes our contractual obligations as of March 31, 2008 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Short-term borrowings	$8,237	$8,237	$—	$—	$—
Long-term debt	174,423	126,977	35,997	8,639	2,810
Interest payments*	17,476	8,423	5,850	2,354	849
Operating leases (facilities)	31,844	13,958	15,276	2,376	234
Capital leases (facilities)	390	90	195	105	—
Future annuity and policy benefits	26,635	2,317	5,269	6,059	12,990

Total	$259,005	$160,002	$62,587	$19,533	$16,883

*	Includes interest on short-term and long-term borrowings. For additional information on the debt associated with these interest payments see footnotes 4 and 5 to our consolidated financial statements.
Our principal capital commitments consist of bank lines of credit, term loans, deferred payments to business sellers and obligations under leases for our facilities. We have entered into enforceable, legally binding agreements that specify all significant terms with respect to the contractual commitment amounts in the table above.
Critical Accounting Policies
Our established accounting policies are summarized in footnotes 1 and 2 to our consolidated financial statements for the years ended December 31, 2007 and 2006, and the three-month periods ended March 31, 2008 and 2007. As part of our oversight responsibilities, we continually evaluate the propriety of our accounting methods as new events occur. We believe that our policies are applied in a manner that is intended to provide the user of our financial statements with a current, accurate and complete presentation of information in accordance with generally accepted accounting principles.

We believe that the following accounting policies are critical. These accounting policies are more fully explained in the referenced footnote 1 to our consolidated financial statements for the years ended December 31, 2007 and 2006, and the three-month periods ended March 31, 2008 and 2007.
The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses. The following discussions summarize how we identify critical accounting estimates, the historical accuracy of these estimates, sensitivity to changes in key assumptions, and the likelihood of changes in the future. The following discussions also indicate the uncertainties in applying these critical accounting estimates and the related variability that is likely to result during the remainder of 2008.
Franchisees’ Share of Undistributed Commissions. We are obligated to pay franchisees a share of all commissions we receive. Prior to allocation of commissions to a specific policy, we cannot identify the policy owner and do not know the corresponding share (percentage) of commissions to be paid. We estimate the franchisee’s share of commissions to determine the approximate amount of undistributed commissions that we owe to franchisees.
An estimate of franchisees’ shares of undistributed commissions is made based on historical rates of commission payout, management’s experience and the trends in actual and forecasted commission payout rates. Although commission payout rates will vary, we do not expect significant variances from year to year. We regularly analyze and, if necessary, immediately change the estimated commission payout rates based on the actual average commission payout rates. The commission payout rate used in 2008 to estimate franchisees’ share of undistributed commissions was 85% and the actual average commission payout rate to franchisees (net of profit sharing commissions) was 85% for the three months ended March 31, 2008. We believe that these estimates will not change substantially during the remainder of 2008.
Reserve for Doubtful Accounts. Our allowance for doubtful accounts is comprised primarily of allowance for estimated losses related to amounts owed to us by franchisees for short-term credit advances, which are recorded as monthly statement balances, and longer-term credit advances, which are recorded as non-statement balances. Losses from advances to franchisees are estimated by analyzing all advances recorded to franchise statements that had not been repaid within the previous four months; all advances recorded as non-statement balances for producers who are in the first three months of development, total franchise statement balances; total non-statement balances; historical loss rates; loss rate trends; potential for recoveries; and management’s experience. Loss rates will vary and significant growth in our franchise network could accelerate those variances. The effect of any such variances can be significant. The estimated allowance for doubtful accounts as of March 31, 2008 was $1,200,000. The estimated allowance was approximately 24% of the actual amount of losses from advances made to franchisees for the twelve months ended March 31, 2008, approximately 6% of the actual total combined franchise statement and non-statement balances as of March 31, 2008, and approximately 11% of the actual combined advances recorded to franchise statements that had not been repaid during the four-month period ended March 31, 2008 and recorded as non-statement balances for producers in the first three months of development.
Reserves for Insurance Claims. Reserves for Insurance Claims are comprised of amounts set aside for claims on DB Indemnity, Ltd. and Traders Insurance Company insurance policies. DB Indemnity is a captive insurance company that issues financial guaranty policies covering loans originated by Aleritas. Traders Insurance Company is a domestic insurance company that issues auto insurance policies. Reserves for claims on DB Indemnity insurance policies are estimated by analyzing historical claim payments, the amount delinquent loans, the amount of loans in which default has been declared, the amount of loans in which an obligor’s business revenues have experienced a significant decline resulting in inadequate repayment ability and/or collateral support, the amount of loans in which a material change in an obligor’s or guarantor’s financial condition has occurred or is expected to occur, the amount of start up franchise loans that have matured and the borrower has not achieved the required minimum monthly commission benchmark, and management’s experience. Reserves for claims on Traders Insurance Company insurance policies are estimated based on historical experience, management’s experience, industry analysis and consultation with an independent actuarial firm. Claim payments will vary and significant growth in the issuance of insurance policies or changes in policy underwriting could accelerate those variances. The effect of any such variances can be significant. The estimated reserve for insurance claims as of March 31, 2008 was $600,000 for DB Indemnity. We have also established an allowance of $6,277,000 as of March 31, 2008 for losses on property and casualty insurance policies issued by Traders Insurance Company.

Discount, Prepayment and Credit Loss Rates Used to Record Loan Participation Sales and Loan Sales to Qualifying Special Purpose Entities. We regularly sell the loans that we originate to banks, finance companies and qualifying special purpose entities. Accounting for the sale of these loans and the subsequent tests for impairment are summarized in footnote 2 to our consolidated financial statements for the years ended December 31, 2007, 2006 and 2005.
Loan participations and the sale of loans to qualifying special-purpose entities represent the transfer of notes receivable, by sale, to participating lenders or qualifying special-purpose entities. The fair value of retained interests and servicing assets resulting from the transferred loans are recorded in accordance with SFAS 140. Most of our loans are adjustable rate loans. When we sell notes receivable to qualifying special-purpose entities, it retains all over-collateralization interest in loans sold and cash reserves. The fair value of the over-collateralization interests in loans sold to qualifying special purpose entities that have issued asset-backed securities has been estimated at the par value (carrying value) of the underlying loans less the asset-backed securities sold. The fair value of the over-collateralization interests in loans sold to qualifying special purpose entities that have secured bank debt is based on the present value of future expected cash flows using management’s best estimates of key assumptions, which at March 31, 2008, were: credit losses (0.50% annually), prepayment speed (12.00% annually) and discount rate (11.00%) commensurate with the risk involved. The fair value of the cash reserves is estimated at the cash value of the reserve account.
These assumptions regarding discount rate, prepayment rate and credit loss are based on historical comparisons, management’s experience and the trends in actual and forecasted portfolio prepayment speeds, portfolio credit losses, risk-free interest rates and market interest rates. The accuracy of these assumptions is monitored and changes made as necessary. It is important to note that our loan portfolio experienced an annualized prepayment rate of 12.8% over the twelve month period ended March 31, 2008. Management believes that this increase during 2008 is directly attributable to market conditions which are cyclical such as the softening insurance marketplace and the increasing interest rate environment. The prepayment assumption determined by management is an average annual rate over the life of our portfolio. Management believes that during the remaining term of this portfolio, several cycles are likely to occur which could increase or decrease actual prepayment rates; however, due to recent prepayment and interest rate trends, the prepayment rate assumption was increased from 10% to 12% annually in 2007’s fourth quarter. Shorter-term swings in prepayment rates typically occur because of cycles within a marketplace, such as a softening and hardening of the insurance marketplace, changes in the death care rate for funeral homes and changes in the variable interest rate loans from key index rate changes. Longer term increases in prepayment rates typically result from long-term deterioration of the marketplace or increased lending competition.
We tested retained interests for impairment as of December 31, 2007. The securitized pools of loans experienced an increase in the prepayment rate, and as a result, management determined that an “other than temporary” impairment occurred. An impairment loss of $778,000 was recorded for the year then ended. During 2006, the securitized pools of loans experienced an increase in the prepayment rate as well and an impairment loss of $329,000 was recorded for the year. The effect of variances in the assumptions can be significant and the impact of changes in these estimates is discussed in footnote 2 to the consolidated financial statements for the years ended December 31, 2007 and 2006.
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

As of December 31, 2007 and 2006, as a result of the above mentioned increased payment speeds and reduction in collateral value, the fair value of the retained interests declined resulting in the impairment losses noted above. The total impairment losses above represented 1.0% and 0.1% of the off-balance sheet loans as of December 31, 2007 and 2006, respectively.
Provision for Credit Losses. Our credit loss exposure is limited to on-balance sheet loans (other than loans sold to warehouse qualifying special-purpose entities which are classified as on-balance sheet) and the our retained interest in loans that are sold to qualifying special-purpose entities that have issued asset-backed securities or off-balance sheet bank debt. A credit loss assumption is inherent in the calculations of retained interest-only strip receivables resulting from loans that are sold. Historically, no reserve for credit losses had been made for on-balance sheet loans held in inventory for eventual sale for two reasons. First, these loans were typically held for six to nine months before being sold to investors and, therefore, had a short-term exposure to loss. Second, commissions received by Brooke Capital, are typically distributed to Aleritas for loan payments prior to distribution of commissions to the franchisee borrower and most other creditors.
However, given the rapid growth that we have experienced over the past two years, the seasoning of the loan portfolio, an increase in delinquencies of on-balance sheet loans and management’s expectation that loans will be held longer than previously (for nine to twelve months) before being sold; we established a reserve for potential loan losses on the on-balance sheet loans in the third quarter of 2007. The reserve for credit losses includes two key components: (1) loans that are impaired under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan — an amendment of FASB Statements No. 5 and 15” and (2) reserves for estimated losses inherent in the rest of the portfolio based upon historical and projected credit risk. A reserve of $14,101,000 was established with an offsetting charge to credit loss expense. Management will evaluate the adequacy of the reserve on an ongoing basis in the future utilizing the credit metrics underlying the reserve.
Amortization and Useful Lives. We acquire insurance agencies and other businesses that we intend to hold for more than one year. We record these acquisitions as Amortizable intangible assets. Accounting for Amortizable intangible assets, and the subsequent tests for impairment are summarized in footnote 1(g) to our consolidated financial statements for the years ended December 31, 2007 and 2006. The rates of amortization of Amortizable intangible assets are based on our estimate of the useful lives of the renewal rights of customer and insurance contracts purchased. We estimate the useful lives of these assets based on historical renewal rights information, management’s experience, industry standards, and trends in actual and forecasted commission payout rates. The rates of amortization are calculated on an accelerated method (150% declining balance) based on a 15-year life. As of December 31, 2007, we tested Amortizable intangible assets for impairment and the resulting analysis indicated that our assumptions were historically accurate and that the useful lives of these assets exceeded the amortization rate. The Amortizable intangible assets have a relatively stable life and unless unforeseen circumstances occur, the life is not expected to change in the foreseeable future. Because of the relatively large remaining asset balance, changes in our estimates could significantly impact our results.
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

Loan Origination Expenses. Aleritas typically sells loans soon after origination and retains responsibility for loan servicing. However, most of Aleritas’ operating expenses are associated with loan origination. We analyze our lending activities to estimate how much of Aleritas’ operating expenses should be allocated to loan origination activities and, therefore, matched, or offset, with the corresponding loan origination fees collected from borrowers at loan closing. The estimated allocations of payroll and operating expenses to loan origination activities are based on management’s observations and experience; job descriptions and other employment records; and payroll records. Although not expected, significant changes in our estimate of expense allocations could significantly impact our results, because loan fees amounts are significant to us.
Income Tax Expense. An estimate of income tax expense is based primarily on historical rates of actual income tax payments. The estimated effective income tax rate used for the three months ended March 31, 2008 to calculate income tax expense was 38%. Although not expected, significant changes in our estimated tax rate could significantly impact our results. We believe this estimate will not change significantly during the remained of 2008.
Revenue Recognition Policies. Revenue recognition is summarized in footnote 1(e) to our consolidated financial statements for the years ended December 31, 2007 and 2006.
With respect to the previously described critical accounting policies, we believe that the application of judgments and assumptions is consistently applied and produces financial information which fairly depicts the results of operations for all years presented.
Off Balance Sheet Arrangements
In General. Other than the below listed off-balance sheet transaction which occurred during March of 2007, there have been no material changes in our off balance sheet financing arrangements from those reported in our annual report on Form 10-K for the year ended December 31, 2007.
In March 2007, Aleritas initiated a $150,000,000 facility to sell, on a revolving basis, a pool of its loans, while retaining residuals assets such as interest-only strip receivables and a subordinated over-collateralization interest in the receivables. The eligible receivables are sold to Brooke Warehouse Funding, LLC, a wholly owned bankruptcy-remote special purpose entity, without legal recourse to Brooke Credit Corporation. Brooke Warehouse Funding, LLC then entered into a participation agreement with Brooke Acceptance Company 2007-1, LLC to sell an undivided senior participation interest in all of the assets of Brooke Warehouse Funding, LLC. Brooke Acceptance Company 2001-7, LLC, entered into an amended and restated receivables financing agreement with Fifth Third Bank which extended a credit facility to Brooke Acceptance Company 2007-1 LLC to provide funds to acquire such participation interests with a facility line of credit of $150,000,000. The facility qualifies for sale treatment under SFAS 140. As of March 31, 2007, the outstanding balance of sold loans held by Brooke Warehouse Funding, LLC and participated to Brooke Acceptance Company 2007-1, LLC totaled $127,763,000, of which the Company’s subordinated over-collateralization interest was $21,941,000. Accordingly, $127,763,000 of accounts receivable balances were removed from the consolidated balance sheet at March 31, 2007, with those funds being used to reduce outstanding debt on the Fifth Third line of credit that was previously utilized.
As reported above, although credit performance has been favorable for Aleritas and the purchasers of its loans, the level of credit losses for Brooke Credit and payment delinquencies increased during 2006 and continued to increase during the first quarter of 2007 due, in part, to increasing interest rates and a softening insurance premium insurance market. We do expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by Brooke Credit borrowers.
The actual annualized prepayment rate on Aleritas loans has increased to approximately 16.2% during the twelve-month period ended March 31, 2007 primarily due to increased asset ownership transfers to other borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. We expect that, over the remaining life of the Brooke Credit loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace. Management continues to analyze and monitor prepayments.

Proposed Accounting Changes In August 2005, the Financial Accounting Standards Board (FASB) issued an exposure draft which amends Statement of Financial Accounting Standards No. 140, ”Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This exposure drafts seeks to clarify the derecognition requirements for financial assets and the initial measurement of interests related to transferred financial assets that are held by a transferor. Our current off-balance sheet transactions in our Lending Services segment could be required to be consolidated in our financial statements based on the provisions of the exposure draft. We will continue to monitor the status of the exposure draft and consider what changes, if any, could be made to the structure of the securitizations and off-balance sheet financing to continue to derecognize loans transferred to these qualifying special purpose entities. At March 31, 2008, the qualifying special purpose entities held loans totaling $521,388,000, which we could be required to consolidate into our financial statements under the provisions of this exposure draft.
Recently Issued Accounting Pronouncements
See footnote 18 to our consolidated financial statements for a discussion of the effects of the adoption of new accounting standards.
Related Party Transactions
See footnote 10 to our consolidated financial statements for information about related party transactions.
Impact of Inflation and General Economic Conditions
There have been no material changes to the description of the impact of inflation and general economic conditions reported in our annual report on Form 10-K for the year ended December 31, 2007.
As reported above, although credit performance has been favorable for Aleritas and the purchasers of its loans, the level of credit losses for Aleritas and payment delinquencies have increased during 2007 and continued to increase during the first quarter of 2008 due, in part, to increasing interest rates and a softening insurance premium insurance market. We do expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by Aleritas borrowers.
The actual annualized prepayment rate on Aleritas loans has increased to approximately 12.8% during the twelve-month period ended March 31, 2008, primarily due to increased asset ownership transfers to other borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. We expect that, over the remaining life of the Aleritas loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.
All other schedules have been omitted because they are either inapplicable or the required information has been provided in the consolidated financial statements or the notes thereto.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the description of our market risks from those reported at December 31, 2007 in our Annual Report on Form 10-K.
Although credit performance has been favorable for Aleritas and the purchasers of its loans, the level of credit losses for Aleritas and payment delinquencies increased during 2007 and continued to increase during the first quarter of 2008 due, in part, to increasing interest rates and a softening premium insurance market. We do expect increased levels of delinquencies, defaults and credit losses as the full impact of these market conditions are felt by Aleritas borrowers.
The actual annualized prepayment rate on Aleritas loans has increased to approximately 12.8% during the twelve-month period ending March 31, 2008, primarily due to increased asset ownership transfers to other borrowers within our portfolio, new loan documents being executed on existing loans to improve security interests and the increasing interest rate environment. We expect that, over the remaining life of the Aleritas loan portfolio, several cycles of increasing and decreasing prepayment rates will likely occur, primarily resulting from fluctuations in key interest rates and changes in the insurance marketplace.
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
As of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level. In conducting our evaluation, we considered that the Company restated the presentation of its cash flow statements for years ended December 31, 2005, 2006 and 2007 as well as for the three months ended March 31, 2008 to record activity on securitization-related bank lines of credit as financing activities instead of operating activities. Correction of this accounting error resulted in no changes in our net cash flows, net income, assets, liabilities, retained earnings, or earnings per share. We do not believe this restatement indicates a material weakness in our internal controls. However, we have established specific controls related to arrangements that are within the scope of SFAS 95 to provide a written analysis of the appropriate accounting for other similar arrangements and to review our conclusions with qualified internal accounting personnel or third party accounting experts. In addition, we will provide our accounting staff with additional training related to generally accepted accounting principles and financial statement reporting matters with respect to SFAS 95.
There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a) or Rule 15d-15(f) of the Exchange Act) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION
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

Date: May 14, 2008	BROOKE CORPORATION
	By:	/s/ Leland G. Orr
Leland G. Orr, Chief Executive Officer

	By:	/s/ Travis W. Vrbas
Travis W. Vrbas, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[1]

[1]	Filed herewith.