Form 10-Q/A
period 2008-06-30
BROOKE CORP
filed 2008-08-20
CIK 834408

United States Securities and Exchange Commission
Washington, D.C. 2054
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Form 10-Q/A-1 amends our Form 10-Q for the period ended June 30, 2008, which was filed with the Securities and Exchange Commission on August 18, 2008 (the “Original Filing”). We are filing this Form 10-Q/A-1 to add certain financial information and to correct typographical matters.

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

Brooke Corporation
Consolidated Statements of Changes in Stockholders’ Equity
UNAUDITED
(in thousands, except common shares)

								Accumulated
				Preferred	Preferred	Add’l		Other
	Common	Common	Preferred	Add’l	Stock	Paid-In	Retained	Comprehensive
	Shares	Stock	Stock	Capital	Discount	Capital	Earnings	Income	Total
Balances, December 31, 2006	12,553,726	$126	$2,041	$18,576	$(4,725)	$36,139	$4,077	$294	$56,528
Dividends paid					2,700		(12,561)		(9,861)
Equity issuance from plan awards	170,810	1				425			426
Equity issuance	1,500,000	15				18,860			18,875
Comprehensive income:
Interest-only strip receivable, change in fair market value, net of income taxes								2,885	2,885
Currency translation adjustment, net of income taxes								200	200
Net income							1,595		1,595

Total comprehensive income									4,680

Balances, December 31, 2007	14,224,536	$142	$2,041	$18,576	$(2,025)	$55,424	$(6,889)	$3,379	$70,648

Balances, December 31, 2007	14,224,536	$142	$2,041	$18,576	$(2,025)	$55,424	$(6,889)	$3,379	$70,648
Dividends paid					1,350		(4,007)		(2,657)
Equity issuance from plan awards	299,920	3				445			448
Comprehensive income (loss):
Interest-only strip receivable, change in fair market value, net of income taxes								(5,328)	(5,328)
Currency translation adjustment, net of income taxes								(50)	(50)
Net loss							(28,617)		(28,617)

Total comprehensive loss									(33,995)

Balances, June 30, 2008	14,524,456	145	2,041	18,576	(675)	55,869	(39,513)	(1,999)	34,444

See accompanying summary of accounting policies and notes to financial statements.

Brooke Corporation
Consolidated Statements of Cash Flows
UNAUDITED
(in thousands)

	For six months	For six months
	Ended June 30,	Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(28,617)	$9,515
Net income from discontinued operation	79	223

Net income (loss) from continuing operations	(28,696)	9,292
Adjustments to reconcile net income (loss) from continuing operations to net cash flows from operating activities:
Depreciation	1,166	797
Amortization	1,546	819
(Gain) loss on sale of businesses	4,477	(1,842)
Deferred income tax expense	—	1,137
Write down to realizable value of inventory	—	300
(Gain) loss on sale of notes receivable	1,629	(11,586)
Loss on extinguishment of debt	8,210	—
Impairment loss	11,763	—
Provisions for stock awards	782	—
Minority interest	(14,870)	760
Loss on sale assets	1,323
(Increase) decrease in assets:
Accounts and notes receivable	(30,327)	83,612
Other receivables	(25,077)	(1,477)
Prepaid expenses and other assets	155	632
Business inventory	4,831	(1,433)
Purchase of business inventory provided by sellers	105	11,021
Payments on seller notes for business inventory	(2,970)	(4,790)
Increase (decrease) in liabilities:
Accounts and expenses payable	26,978	9,319
Other liabilities	86,521	(34)

Net cash provided by operating activities	47,546	96,527

Cash flows from investing activities:
Cash payments for securities	(12,252)	(41,083)
(Purchase) sale of investments	(54,589)	6,010
Cash payments for property and equipment	(1,480)	(2,525)
Purchase of subsidiary and business assets	(8,291)	(18,548)
Sale of subsidiary and business assets	—	8,888

Net cash used in investing activities	(76,612)	(47,258)

Cash flows from financing activities:
Dividends paid	(2,608)	(4,647)
Cash proceeds from common stock issuance	—	19,371
Loan proceeds on debt	46,213	9,564
Payments on bond maturities	(45)	(40)
Advances (payments) on short-term borrowing	50,483	15,276
Payments on long-term debt	(62,851)	(85,936)

Net cash provided by (used in) financing activities	31,192	(46,412)

Net increase (decrease) in cash and cash equivalents	2,126	2,857
Cash and cash equivalents, beginning of period	4,699	19,225

Cash and cash equivalents, end of period	$6,825	$22,082

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

	Recourse & Securitized
	Loans Sold in
	2008	2007*	2006
Actual & Projected Credit Losses (%) at:
June 30, 2008	0.00%	0.00%	1.52%
December 31, 2007		0.00	1.41
December 31, 2006			1.95

*	There were no loans sold in securitizations in 2007 and 2008 to date.

The following table presents quantitative information about the Company managed portfolio, including balances, delinquencies and net credit losses.

	Total Principal Amount of		Principal Amounts 60 or		Net Credit
	Loans		More Days Past Due*		Losses**
	June 30,	December 31,	June 30,	December 31,	June 30	June 30,
(in thousands)	2008	2007	2008	2007	2008	2007
Loan portfolio consists of:
Loans on balance sheet****	$156,396	$144,131	$24,113	$13,319	$91	$151
Loans on balance sheet held in bankruptcy-remote warehouses	57,011	20,207	—	—	—	—
Off-balance sheet warehouse facility*****	174,966	181,093	—	—	—	—
Loans participated***	211,390	229,159	13,673	7,343	318	—
Loans securitized	118,527	128,711	1,852	1,898	1,096	668

Total loans managed	$718,290	$703,301	$39,638	$22,560	$1,505	$819

*	Loans 60 days or more past due are based on end of period loan balances.

**	Net credit losses are based on total loans outstanding. The net credit losses are net of recoveries, including recoveries from the proceeds of financial guaranty policies.

***	Loans participated represents true sale loan participations sold.

****	Loans on balance sheet exclude reserve for credit loss of $17,506,000 and $1,655,000 at June 30, 2008 and December 31, 2007.

*****	Net credit losses for loans in the off-balance sheet warehouse facility are accounted for through the valuation of the retained securities.
3. Property and Equipment
A summary of property and equipment and depreciation is as follows:

	June 30,	December 31,
(in thousands)	2008	2007
Furniture and equipment	$6,336	$6,893
Computer equipment	4,909	5,310
Automobiles and airplanes	2,037	1,999
Building and leasehold improvements	8,520	8,465
Land	1,088	1,088
	22,890	23,755
Less: Accumulated depreciation	(7,375)	(7,008)

Property and equipment, net	$15,515	$16,747

Depreciation expense	$1,166	$1,806

4. Bank Loans, Notes Payable, and Other Long-Term Obligations

	June 30,	December 31,
(in thousands)	2008	2007
Seller notes payable. These notes are payable to the seller of businesses that the Company has purchased and are collateralized by assets of the businesses purchased. Some of these notes have an interest rate of 0% and have been discounted at a rate of 5.50% to 9.75%. Interest rates on these notes range from 4.00% to 7.00% and maturities range from July 2008 to September 2015.	$16,573	$19,581
Valley View Bank line of credit. Maximum line of credit available of $4,000,000. Collateralized by notes receivable. Line of credit due was extended to August 2008. Interest rate is variable and was 7.25% at June 30, 2008, with interest and principal due monthly.	3,989	3,989
Fifth Third Bank, Canadian Branch line of credit. New amounts available under the line were eliminated in the second quarter (Canadian dollars)	4,822	8,967
Bank of Kansas City line of credit. Maximum line of credit available of $1,750,000. Collateralized by notes receivable. Line of credit due February, 2009. Interest rate is variable and was 5.25% at June 30, 2008.	2,453	—

	June 30,	December 31,
(in thousands)	2008	2007
Home Federal Savings and Loan Association of Nebraska, line of credit. Maximum line of credit available of $7,500,000. Collateralized by cash flows of securities and other assets. Line of credit was paid off in March 2008.	—	6,353
DZ BANK AG Deutsche Zentral-Genossenschaftsbank line of credit. New amounts available under the line were eliminated in the second quarter. Collateralized by new notes receivable. Line of credit due August 2009. Interest rate is variable and was at 4.25% at June 30, 2008, with interest due monthly.	37,758	14,023
Columbian Bank and Trust Company, due July 2008. Interest rate is variable and was 5.00% at June 30, 2008. Interest and principal are due in one payment at maturity. Collateralized by accounts receivable. Columbian has agreed in principle to extend the maturity of this line of credit to January 2009.	7,500	—
Citizens Bank and Trust Company, due August 2008. Interest rate is variable at Prime plus 3.00%, due quarterly with principal due at maturity. Interest rate was 8.00% at June 30, 2008. The Company pledged stock it owned in Aleritas and Brooke Capital Corporation.	8,750	9,000
Participating Lenders, due December 2011. Interest rate is variable and was 9.50% at June 30, 2008. Principal payments are scheduled during the note’s term with unpaid balance due at maturity. Collateralized by stock in subsidiary and other assets.	12,137	12,382
Bank Midwest, due February 2009. Interest rate is variable at Prime and was 5.00% at June 30, 2008. Interest due quarterly and principal due at maturity. Collateralized by stock in Generations Bank.	5,000	—
Company debt with banks. These notes are payable to banks and collateralized by various assets of the Company. Interest rates on these notes range from 5.00% to 10.50%. Maturities range from July 2008 to September 2021.	37,435	39,711
First State Bank secured term loan. Collateralized by substantially all of the Company’s assets. Minimum monthly payments of $875,000, with a final maturity in February 2013. Interest rate is variable and was 7.25% at June 30, 2008.	46,213	—
Falcon Mezz. Partners II, LP, FMP II Co.-Investment, LLC and JZ Equity Partners PLC note payable. This $45,000,000 note had an associated discount of $2,499,000. Was collateralized by assets of the Company. Interest rate was fixed at 12.00%, with interest due quarterly. Repurchased in March 2008.	—	42,572

Total bank loans and notes payable	182,630	156,578
Capital lease obligation (See Note 5)	390	435

Total bank loans, notes payable and other long-term obligations	183,020	157,013
Less: Current maturities and short-term debt	(125,121)	(96,001)

Total long-term debt	$57,899	$61,012

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
Reconciliation of the U.S. federal statutory tax rate to the Company’s effective tax rate on pretax income (loss), based on the dollar impact of this major component on the current income tax expense:

	June 30,	June 30,
	2008	2007
U.S. federal statutory tax rate	(35)%	35%
State statutory tax rate	(4)%	4%
Miscellaneous*	1%	(2)%

Effective tax rate	(38)%	37%

*	The miscellaneous adjustment above includes the taxes of Brooke Capital Corporation which files a separate tax return.

Reconciliation of income tax receivable:

	June 30,	December 31,
(in thousands)	2008	2007
Income tax receivable—Beginning balance, January 1	$1,998	$480
Income tax payments over (under) current tax liability	(1,104)	1,518

Income tax receivable—Ending balance	$894	$1,998

Reconciliation of deferred tax asset:

	June 30,	December 31,
(in thousands)	2008	2007
Deferred tax asset—Beginning balance, January 1	$—	$—
Deferred tax asset over receivable	23,776	—

Deferred tax asset—Ending balance	$23,776	$—

Reconciliation of deferred tax liability:

	June 30,	December 31,
(in thousands)	2008	2007
Deferred income tax liability—Beginning balance, January 1	$8,117	$7,594
Accumulated other comprehensive income, unrealized gain (loss) on interest-only strip receivables	(5,318)	2,071
Accumulated other comprehensive income, currency exchange	—	—
Gain on sale of notes receivable	(938)	(1,548)

Ending Balance	$1,801	$8,117

	June 30,	December 31,
(in thousands)	2008	2007
Deferred income tax liability—Current	$1,801	$1,715
Deferred income tax liability—Long-term	—	6,402

Deferred income tax liability—Total	$1,801	$8,117

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
The tables below reflect summarized financial information concerning the Company’s reportable segments from its continuing operations for the three month and six month periods ended June 30, 2008 and 2007:

	Insurance		Lending			Elimination of
For the three months ended June 30, 2008	Services	Brokerage	Services	Banking		Intersegment	Continuing	Discontinued
(in thousands)	Business	Business	Business	Services	Corporate	Activity	Operations	Operation
Insurance commissions	$27,205	$762	$—	$—	$—	$—	$27,967	—
Policy fee income	—	131	—	—	—	—	131	—
Insurance premiums earned	2,544	—	—	—	157	(157)	2,544	898
Interest income	173	3	5,527	1,377	100	83	7,263	408
Gain (loss) on sale of notes receivable	—	—	(1,756)	—	—	28	(1,728)	—
Consulting fees	3	—	—	—	—	—	3	—
Initial franchise fees for basic services	—	—	—	—	—	—	—	—
Initial franchise fees for buyers assistance plans	—	—	—	—	—	—	—	—
Gain (loss) on sale of businesses	(3,631)	—	—	—	—	—	(3,631)	—
Impairment loss	—	—	—	—	—	—	—	—
Loss on sale of assets	(1,323)	—	—	—	—	—	(1,323)	—
Other income	3,795	11	93	268	41	(3,613)	595	61
Total Operating Revenues	28,766	907	3,864	1,645	298	(3,659)	31,821	1,367
Interest expense	645	23	1,567	127	706	84	3,152	—
Commissions expense	22,071	316	—	79	—	—	22,466	49
Payroll expense	6,720	400	(818)	277	866	—	7,445	134

	Insurance		Lending			Elimination of
For the three months ended June 30, 2008	Services	Brokerage	Services	Banking		Intersegment	Continuing	Discontinued
(in thousands)	Business	Business	Business	Services	Corporate	Activity	Operations	Operation
Insurance loss and loss expense incurred	1,111	—	—	—	—	—	1,111	—
Depreciation and amortization	716	110	353	113	36	—	1,328	195
Provision for losses	8,076	—	2,358	100	—	—	10,534	—
Other operating expenses	13,442	174	(1,434)	1,257	802	(3,770)	10,471	933
Loss on extinguishment of debt	—	—	—	—	—	—	—	—
Minority interest in subsidiary	(5,615)	—	442	—	—	—	(5,173)	—
Income (loss) from Continuing Operations Before Income Taxes	(18,400)	(116)	1,396	(308)	(2,112)	27	(19,513)	56
Segment assets	84,490	12,329	292,719	130,153	90,257	(132,093)	477,855	35,000
Expenditures for segment assets	581	—	—	—	—	—	581	—

	Franchise		Lending			Elimination of
For the three months ended June 30, 2007	Services	Brokerage	Services	Financial		Intersegment	Continuing	Discontinued
(in thousands)	Business	Business	Business	Services	Corporate	Activity	Operations	Operation
Insurance commissions	$27,615	$711	$—	$—	$—	$—	$28,326	—
Policy fee income	—	153	—	—	—	—	153	—
Insurance premiums earned	—	3,156	—	—	283	(248)	3,191	849
Interest income	95	122	5,371	671	166	(234)	6,191	352
Gain on sale of notes receivable	—	—	4,282	—	—	2	4,284	—
Consulting fees	1,113	—	—	3,990	—	(688)	4,415	—
Initial franchise fees for basic services	7,095	—	—	—	—	—	7,095	—
Initial franchise fees for buyers assistance plans	70	—	—	—	—	—	70	—
Gain on sale of businesses	1,161	—	—	—	—	—	1,161	—
Loss on sale of assets	—	—	—	—	(15)	—	(15)	—
Other income	696	(18)	181	26	98	(700)	283	60
Total Operating Revenues	37,845	4,124	9,834	4,687	532	(1,868)	55,154	1,261
Interest expense	705	47	1,838	—	741	(233)	3,098	—
Commissions expense	22,126	134	—	—	—	—	22,260	50
Payroll expense	5,423	1,134	611	977	686	—	8,831	116
Insurance loss and loss expense incurred	—	2,002	—	—	225	—	2,227	—
Depreciation and amortization	30	127	283	14	353	2	809	212
Provision for losses	1,337	—	148	—	—	—	1,485	—
Other operating expenses	8,950	981	1,280	1,206	613	(1,636)	11,394	667
Minority interest in subsidiary	—	—	—	760	—	—	760	—
Income (loss) from Continuing Operations Before Income Taxes	(726)	(301)	5,674	1,730	(2,086)	(1)	4,290	216
Segment assets	81,945	43,305	217,265	52,830	118,138	(176,669)	336,814	31,000
Expenditures for segment assets	—	—	19,140	(2,624)	780	—	17,296	—

	Insurance		Lending			Elimination of
For the six months ended June 30, 2008	Services	Brokerage	Services	Banking		Intersegment	Continuing	Discontinued
(in thousands)	Business	Business	Business	Services	Corporate	Activity	Operations	Operation
Insurance commissions	$60,823	$1,457	$—	$—	$—	$—	$62,280	—
Policy fee income	—	245	—	—	—	—	245	—
Insurance premiums earned	5,177	—	—	—	418	(383)	5,212	2,000
Interest income	292	5	12,165	2,659	351	(73)	15,399	805
Gain (loss) on sale of notes receivable	—	—	(1,657)	—	—	28	(1,629)	—
Consulting fees	256	—	—	—	—	—	256	—
Initial franchise fees for basic services	1,320	—	—	—	—	—	1,320	—
Initial franchise fees for buyers assistance plans	—	—	—	—	—	—	—	—
Gain (loss) on sale of businesses	(4,477)	—	—	—	—	—	(4,477)	—

	Insurance		Lending			Elimination of
For the six months ended June 30, 2008	Services	Brokerage	Services	Banking		Intersegment	Continuing	Discontinued
(in thousands)	Business	Business	Business	Services	Corporate	Activity	Operations	Operation
Impairment loss	—	—	(11,763)	—	—	—	(11,763)	—
Loss on sale of assets	(1,323)	—	—	—	—	—	(1,323)	—
Other income	9,716	10	240	301	93	(9,385)	975	121
Total Operating Revenues	71,784	1,717	(1,015)	2,960	862	(9,813)	66,495	2,926
Interest expense	1,646	49	3,899	127	1,337	(74)	6,984	—
Commissions expense	46,981	579	—	145	—	—	47,705	104
Payroll expense	13,516	820	705	464	1,396	—	16,901	312
Insurance loss and loss expense incurred	1,790	—	—	—	403	—	2,193	—
Depreciation and amortization	1,459	226	763	193	71	—	2,712	385
Provision for loan losses	8,428	—	14,896	100	—	—	23,424	—
Other operating expenses	26,166	317	6,784	2,441	2,014	(9,765)	27,957	2,046
Loss on extinguishment of debt	—	—	8,210	—	—	—	8,210	—
Minority interest in subsidiary	(6,163)	—	(8,591)	—	—	—	(14,754)	—
Income (loss) from Continuing Operations Before Income Taxes	(22,039)	(274)	(27,681)	(510)	(4,359)	26	(54,837)	79
Segment assets	84,490	12,329	292,719	130,153	90,257	(132,093)	477,855	35,000
Expenditures for segment assets	1,048	—	324	108	—	—	1,480	13

	Franchise		Lending			Elimination of
For the six months ended June 30, 2007	Services	Brokerage	Services	Financial		Intersegment	Consolidated	Discontinued
(in thousands)	Business	Business	Business	Services	Corporate	Activity	Totals	Operation
Insurance commissions	$59,623	$1,439	$—	$—	$—	$—	$61,062	—
Policy fee income	—	256	—	—	—	—	256	—
Insurance premiums earned	—	3,156	—	—	549	(439)	3,266	1,922
Interest income	173	132	12,798	1,270	361	(490)	14,244	667
Gain on sale of notes receivable	—	—	11,203	—	—	3	11,206	—
Consulting fees	1,427	—	—	4,245	—	(942)	4,730	—
Initial franchise fees for basic services	19,965	—	—	—	—	—	19,965	—
Initial franchise fees for buyers assistance plans	455	—	—	—	—	—	455	—
Gain on sale of businesses	1,842	—	—	—	—	—	1,842	—
Loss on sale of assets	—	—	—	(16)	(15)	—	(31)	—
Other income	1,335	(18)	349	49	175	(1,360)	530	124
Total Operating Revenues	84,820	4,965	24,350	5,548	1,070	(3,228)	117,525	2,713
Interest expense	1,258	83	5,174	—	1,397	(489)	7,423	—
Commissions expense	44,967	411	—	—	—	—	45,378	109
Payroll expense	10,985	1,643	1,125	1,330	1,514	—	16,597	240
Insurance loss and loss expense incurred	—	2,003	—	—	551	—	2,554	—
Depreciation and amortization	46	226	575	32	733	4	1,616	394
Provision for losses	4,383	—	819	—	—	—	5,202	—
Other operating expenses	19,394	1,172	3,034	1,634	260	(2,743)	22,751	1,747
Minority interest in subsidiary	—	—	—	724	—	—	724	—
Income (loss) from Continuing Operations Before Income Taxes	3,787	(573)	13,623	1,828	(3,385)	—	15,280	223
Segment assets	81,945	43,305	217,265	52,830	118,138	(176,669)	336,814	31,000
Expenditures for segment assets	482	—	41,083	7,911	2,525	—	52,001	2
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
14. Supplemental Cash Flow Disclosures

	For the period	For the period
	Ended June 30,	Ended June 30,
	2008	2007
Supplemental disclosures: (in thousands)
Cash paid for interest	$4,827	$2,829

Cash paid for income tax	$—	$3,346

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
Coincident with our reporting as of March 31, 2009, Statement of Financial Accounting Standards (SFAS) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” will become effective and will require presentation of noncontrolling (minority) interests as a part of consolidated stockholders’ equity. If SFAS No. 160 were effective as of June 30, 2008, minority interests of $31,029,000 would have been reported as a part of the Company’s total consolidated stockholders’ equity. Measured in this manner, Brooke’s adjusted equity capital would have represented 5.8% of its total adjusted consolidated assets as of June 30, 2008 and would have represented 13.4% of its total adjusted consolidated assets as an average of each of the last four quarters then ended (as compared to the 8% and 10% levels, respectively, that the Company will be required to meet at March 31, 2009 and thereafter).
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
Brooke Bancshares, Inc. Brooke Bancshares, a wholly-owned subsidiary, owns Generations Bank, formerly Brooke Savings Bank, which sells banking products and services primarily through contracted banker agents who are paid commissions for customer referrals.
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

			2008			2008
	Three months	Three months	% Increase	Six months	Six months	% Increase
	Ended	Ended	(decrease)	Ended	Ended	(decrease)
	June 30, 2008	June 30, 2007	over 2007	June 30, 2008	June 30, 2007	over 2007
Operating Revenues
Insurance commissions	$27,967	$28,326	(1)%	$62,280	$61,062	2%
Interest income (net)	7,263	6,191	17	15,399	14,244	8
Consulting fees	3	4,415	(100)	256	4,730	(95)
Gain on sale of businesses	(3,631)	1,161	(413)	(4,477)	1,842	(343)
Initial franchise fees for basic services	—	7,095	(100)	1,320	19,965	(93)
Initial franchise fees for buyers assistance plans	—	70	(100)	—	455	(100)
Gain on sale of notes receivable	(1,728)	4,284	(140)	(1,629)	11,206	(115)
Insurance premiums earned	2,544	3,191	(20)	5,212	3,266	60
Policy fee income	131	153	(14)	245	256	—
Impairment loss	—	—	—	(11,763)	—	—
Loss on sale of assets	(1,323)	(15)	8,720	(1,323)	(31)	4,168
Other income	595	283	110	975	530	84

Total operating revenues	31,821	55,154	(42)	66,495	117,525	(43)
Operating Expenses
Commission expense	22,466	22,260	1	47,705	45,378	5
Payroll expenses	7,445	8,831	(16)	16,901	16,597	2
Depreciation and amortization expense	1,328	809	64	2,712	1,616	68
Insurance loss and loss expense	1,111	2,227	(50)	2,193	2,554	(14)
Provision for losses	10,534	1,485	609	23,424	5,202	351

			2008			2008
	Three months	Three months	% Increase	Six months	Six months	% Increase
	Ended	Ended	(decrease)	Ended	Ended	(decrease)
	June 30, 2008	June 30, 2007	over 2007	June 30, 2008	June 30, 2007	over 2007
Other operating expenses	10,471	11,394	(8)	27,957	22,751	23
Other operating interest expense	652	368	77	1,413	2,033	(30)

Total operating expenses	54,007	47,374	14	122,305	96,131	27
Income (loss) from continuing operations	(22,186)	7,780	(385)	(55,810)	21,394	(361)
Interest expense	2,500	2,730	(8)	5,571	5,390	3
Loss on extinguishment of debt	—	—	—	8,210	—	—
Minority interest in subsidiary	(5,173)	760	(781)	(14,754)	724	(2138)

Income (loss) from continuing operations before income taxes	(19,513)	4,290	(555)	(54,837)	15,280	(459)
Income tax expenses	(9,374)	1,800	(621)	(26,141)	5,988	(537)

Net income (loss) from continuing operations	$(10,139)	$2,490	(507)	$(28,696)	$9,292	(409)

Net income from discontinued operation	56	216	(74)%	79	223	(65)%

Net income (loss)	$(10,083)	2,706	(472)	(28,617)	9,515	(400)
Basic and Diluted net income (loss) per share from continuing operations	$(.76)	$0.13	(685)%	$(2.12)	$0.62	(442)%
Basic and Diluted net income (loss) per share from discontinued operation	$.01	$0.02	(50)%	$.01	$0..01	—%
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

			2008
			% Increase
	As of	As of	(decrease)
	June 30, 2008	December 31, 2007	over 2007
Investments	$86,609	$32,020	170%
Customer receivable	26,912	27,687	(3)
Notes receivable	213,407	164,338	30
Interest earned not collected on notes	7,950	7,132	11
Other receivables	6,604	5,303	25
Securities	71,050	89,634	(21)
Deferred charges	2,740	5,904	(54)
Accounts payable	45,890	18,912	142
Deposits	109,234	22,951	376
Payable under participation agreements	60,301	39,452	53

Premiums payable	5,963	7,621	(22)
Debt	183,020	157,013	17
Minority interest in subsidiaries	31,029	45,899	(32)
Net assets of discontinued operations	6,980	7,468	(7)

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

			2008			2008
	Three months	Three months	% Increase	Six months	Six months	% Increase
	Ended	Ended	(decrease)	Ended	Ended	(decrease)
	June 30, 2008	June 30, 2007	Over 2007	June 30, 2008	June 30, 2007	Over 2007
Operating Revenues
Interest Income	$1,377	$590	133%	$2,659	$1,181	125%
Other income	268	25	972	301	38	692

Total operating revenues	1,645	615	167	2,960	1,219	142
Operating Expenses
Commission expense	79	—		145	—
Payroll expense	277	213	30	464	342	35
Depreciation and amortization	113	3	3657	193	5	3760
Other operating expenses	1,357	395	243	2,541	716	255

Total operating expenses	1,826	611	199	3,343	1,063	214
Income from operations	$(181)	$4	(4625)%	$(383)	$156	(345)%
Interest expense	127	—	—	127	—	—

Income (loss) before income taxes	(308)	4	(7,800)	(510)	156	(427)
Total Assets (at period end)	$130,153	$47,043	176	$130,153	$47,043	176
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

			2008			2008
	Three months	Three months	% Increase	Six months	Six months	% Increase
	Ended	Ended	(decrease)	Ended	Ended	(decrease)
	June 30, 2008	June 30, 2007	over 2007	June 30, 2008	June 30, 2007	over 2007
REVENUES
Insurance commissions	$27,205	$27,685	(2)%	$60,823	$59,694	2%
Consulting fees	3	5,103	(100)	256	5,672	(43)
Gain on sale of businesses	(3,631)	1,161	(413)	(4,477)	1,842	(343)
Initial franchise fees for basic services	—	7,095	(100)	1,320	19,965	(93)
Initial franchise fees for buyers assistance plans	—	70	(100)	—	455	(100)
Insurance premiums earned	2,544	3,156	(19)	5,177	3,156	64
Interest income	173	296	(42)	292	380	(23)
Loss on sale of assets	(1,323)	—	—	(1,323)		—
Other income	3,795	635	498	9,716	1,313	640

Total operating revenues	28,766	45,201	(36)	71,784	92,477	(22)
EXPENSES
Commission expense	$22,071	$21,967	—%	$46,982	$44,808	5%
Payroll expense	6,720	7,056	(5)	13,516	12,842	5
Depreciation and amortization	716	22	3155	1,459	98	1389
Insurance loss and loss expense	1,111	2,002	(45)	1,790	2,002	(11)
Provision for losses	8,076	1,337	504	8,428	4,383	92
Other operating expenses	13,442	10,443	29	26,166	21,013	25

Total operating expenses	52,136	42,827	22	98,341	85,146	15
Income from operations	(23,370)	2,374	(1084)	(26,557)	7,331	(462)
Interest expense	645	629	(3)	1,646	1,271	30
Minority interest in subsidiary	(5,615)	760	(839)	(6,163)	724	(951)

Income before income taxes	$(18,400)	$985	(1968)%	$(22,039)	$5,336	(513)%
Total assets (at period end)	$84,490	$139,465	39%	$84,490	$139,465	39%

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

			2008			2008
	Three months	Three months	% Increase	Six months	Six months	% Increase
	Ended	Ended	(decrease)	Ended	Ended	(decrease)
	June 30, 2008	June 30, 2007	over 2007	June 30, 2008	June 30, 2007	over 2007
Operating Revenues
Insurance premiums earned	$157	$283	(45)%	$418	$549	(24)%
Interest income	100	166	(40)	351	361	(3)
Other income	41	83	49	93	160	(42)

Total operating revenues	298	532	(44)	862	1,070	(19)
Operating Expenses
Payroll expense	866	686	26	1,396	1,514	(8)
Depreciation and amortization	36	353	(90)	71	733	(90)
Insurance loss and loss expense	—	225	(100)	403	551	(27)
Other operating expenses	802	613	31	2,014	260	675

Total operating expenses	1,704	1,877	(9)	3,884	3,058	27
Income from operations	(1,406)	(1,345)		(3,022)	(1,988)
Interest expense	706	741	(5)	1,337	1,397	(4)

Income before income taxes	$(2,112)	$(2,086)		$(4,359)	$(3,385)

Total assets (at period end)	$90,257	$118,138	(24)%	$90,257	$118,138	(24)%
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
Capital Commitments
The following summarizes our contractual obligations as of June 30, 2008 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payments Due by Period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	years	years	5 years
Short-term borrowings	$73,665	$73,665	$—	$—	$—
Long-term debt	108,965	51,456	27,932	26,837	2,740
Interest payments*	14,099	7,489	4,914	991	705
Operating leases (facilities)	18,383	8,729	8,373	1,077	204
Capital leases (facilities)	390	90	195	105	—

Total from continuing operations	$215,502	$141,429	$41,414	$29,010	$3,649

Discontinued operations	$27,145	2,443	5,429	6,243	13,030

*	Includes interest on short-term and long-term borrowings. For additional information on the debt associated with these interest payments see Notes 4 and 5 to our consolidated financial statements.
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
We tested retained interests for impairment as of December 31, 2007. The securitized pools of loans experienced an increase in the prepayment rate, and as a result, management determined that an “other than temporary” impairment occurred. An impairment loss of $778,000 was recorded for the year then ended. During 2006, the securitized pools of loans experienced an increase in the prepayment rate as well and an impairment loss of $329,000 was recorded for the year. The effect of variances in the assumptions can be significant and the impact of changes in these estimates is discussed in Note 2 to the consolidated financial statements for the years ended December 31, 2007 and 2006.
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

Date: August 20, 2008	BROOKE CORPORATION

	By:	/s/ Leland G. Orr Leland G. Orr, Chief Executive Officer

	By:	/s/ Travis W. Vrbas Travis W. Vrbas, Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. [1]

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. [1]

[1]	Filed herewith.